Form 10-Q
period 1993-12-31
LACLEDE GAS CO
filed 1994-02-10
CIK 57183

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1993

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  ________ to ________

Commission File Number 1-1822


                             LACLEDE GAS COMPANY
           (Exact name of registrant as specified in its charter)

        Missouri                                43-0368139
 (State of Incorporation)                    (I.R.S. Employer
                                           Identification Number)


 720 Olive Street, St. Louis, Missouri                             63101
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             314-342-0500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     7,793,231 shares, Common Stock, par value $2 per share at 2/10/94.


Index to Exhibits is found on page 20.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES











                                  PART I

                          FINANCIAL INFORMATION






The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 1993.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                    STATEMENTS OF CONSOLIDATED INCOME
                               (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                        Three Months Ended
                                                           December 31,
                                                         1993        1992
                                                         ----        ----
Utility Operating Revenues                             $167,245    $160,044
                                                       --------------------
Utility Operating Expenses:
   Natural and propane gas                              104,143      98,625
   Other operation expenses                              21,243      17,875
   Maintenance                                            4,621       4,161
   Depreciation and amortization                          4,786       4,645
   Taxes, other than income taxes                        10,209      10,346
   Income taxes (Note 3)                                  6,622       7,046
                                                       --------------------
      Total Utility Operating Expenses                  151,624     142,698
                                                       --------------------
Utility Operating Income                                 15,621      17,346
Miscellaneous Income and Income Deductions - Net
   (less applicable income taxes) (Note 3)                  319         359
                                                       --------------------
Income Before Interest Charges                           15,940      17,705
                                                       --------------------
Interest Charges:
   Interest on long-term debt                             3,218       3,838
   Other interest charges                                   802         382
                                                       --------------------
      Total Interest Charges                              4,020       4,220
                                                       --------------------
Net Income                                               11,920      13,485
Dividends on Preferred Stock                                 24          24
                                                       --------------------
Earnings Applicable to Common Stock                    $ 11,896    $ 13,461
                                                       ====================

Average Number of Common Shares Outstanding               7,793       7,793

Earnings Per Share of Common Stock                        $1.53       $1.73

Dividends Declared Per Share of Common Stock              $0.61       $0.60

Note: Average Number of Common Shares Outstanding, Earnings Per Share of Common Stock and Dividends Declared Per Share of Common Stock do not reflect a 2-for-1 stock split which will be effective on February 11, 1994.

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Dec. 31     Sept. 30
                                                         1993        1993
                                                         ----        ----
                                                      (Thousands of Dollars)
                                                           (UNAUDITED)
                                  ASSETS
Utility Plant                                          $685,244    $677,613
   Less:  Accumulated depreciation and amortization     289,620     286,787
                                                       --------------------
   Net Utility Plant                                    395,624     390,826
                                                       --------------------
Other Property and Investments                           23,152      22,668
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              3,625       1,706
   Accounts receivable - net                             91,463      32,891
   Materials, supplies, and merchandise at avg cost       5,002       5,202
   Natural gas stored underground for current use
      at LIFO cost                                       14,662      14,079
   Propane gas for current use at FIFO cost              13,655      13,657
   Prepayments                                            2,871       1,774
   Unamortized purchased gas adjustments                  4,280       6,278
   Delayed customer billings                              3,248           -
                                                       --------------------
      Total Current Assets                              138,806      75,587
                                                       --------------------
Deferred Charges                                         56,851      26,231
                                                       --------------------
Total Assets                                           $614,433    $515,312
                                                       ====================


             See the accompanying notes to financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Dec. 31     Sept. 30
                                                         1993        1993
                                                         ----        ----
                                                      (Thousands of Dollars)
                                                      (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (8,726,050 shares issued)              $ 17,452    $ 17,452
   Paid-in capital                                       26,250      26,250
   Retained earnings                                    177,394     170,252
   Treasury stock, at cost (932,819 shares held)        (24,017)    (24,017)
                                                       --------------------
      Total common stock equity                         197,079     189,937
   Redeemable preferred stock                             1,960       1,960
   Long-term debt (less sinking fund requirements)      154,161     165,745
                                                       --------------------
          Total Capitalization                          353,200     357,642
                                                       --------------------
Current Liabilities:
   Notes payable                                       $ 68,500    $ 27,500
   Accounts payable                                      47,692      16,745
   Refunds due customers                                      7         214
   Advance customer billings                                  -       3,901
   Current sinking fund requirements                          -         391
   Taxes accrued                                         15,988      11,545
   Deferred income taxes                                  1,541       2,312
   Other                                                 23,581      26,589
                                                       --------------------
      Total Current Liabilities                         157,309      89,197
                                                       --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                 65,995      36,989
   Unamortized investment tax credits                     8,600       8,682
   Other                                                 29,329      22,802
                                                       --------------------
      Total Deferred Credits and Other Liabilities      103,924      68,473
                                                       --------------------
Total Capitalization and Liabilities                   $614,433    $515,312
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Three Months Ended
                                                            December 31,
                                                          1993        1992
                                                          ----        ----
Operating Activities:
 Net Income                                            $ 11,920    $ 13,485
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          4,804       4,704
   Deferred income taxes and investment tax credits      (1,942)       (613)
   Other - net                                               19          40
   Changes in assets and liabilities:
    Accounts receivable - net                           (58,572)    (56,261)
    Unamortized purchased gas adjustments                 1,998       1,355
    Deferred purchased gas costs                          5,138       5,049
    Accounts payable                                     30,947      33,877
    Refunds due customers                                  (207)     (1,459)
    Taxes accrued                                         4,443       4,157
    Other assets and liabilities                        (10,791)    (16,316)
                                                       --------------------
          Net cash used in operating activities        $(12,193)   $(11,982)
                                                       --------------------
Investing Activities:
 Construction expenditures                               (9,394)    (10,189)
 Investments - non-utility                                 (478)     (1,023)
 Other                                                      (91)       (250)
                                                       --------------------
          Net cash used in investing activities        $ (9,963)   $(11,462)
                                                       --------------------
Financing Activities:
 Issuance of first mortgage bonds                             -      40,000
 Issuance of short-term debt                             41,000           -
 Dividends paid                                          (4,778)     (4,700)
 Retirement of first mortgage bonds                     (11,991)          -
 Repayment of short-term debt                                 -      (7,000)
 Other                                                     (106)       (620)
                                                       ---------------------
          Net cash provided by financing activities    $ 24,125    $  27,680
                                                       ---------------------
Net Increase in Cash and Cash Equivalents              $  1,919    $   4,236
Cash and Cash Equivalents at Beg of Period                1,706        3,322
                                                       ---------------------
Cash and Cash Equivalents at End of Year               $  3,625    $   7,558
                                                       =====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                               $7,061       $5,834
  Income taxes                                                8          564

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, this interim report includes all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the results of the periods covered.

2. The registrant is a natural gas distribution utility having a material seasonal cycle; therefore, this interim statement of consolidated income is not necessarily indicative of annual results nor representative of succeeding quarters of the fiscal year.

3.  The Company implemented Statement of Financial Accounting Standards
    (SFAS) No. 109, "Accounting for Income Taxes", effective October 1, 1993, without restating previously issued financial statements. SFAS No. 109 prescribes the liability method of accounting for income taxes, which required the Company to recognize additional deferred tax assets and liabilities for certain temporary differences and to adjust deferred tax accounts for changes in income tax rates.

    SFAS No. 109 did not have a material impact on the Company's cash flows or results of operations due to the effect of rate regulation. Substantially all of the adjustments required by SFAS No. 109 were recorded to deferred tax balance sheet accounts, with offsetting adjustments to regulatory assets and liabilities. At October 1, 1993 the cumulative effect of adopting SFAS No. 109 was an increase in net deferred tax liabilities of $30.2 million, and recognition of a net regulatory asset of $30.2 million.

    The deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the
    Company's net deferred tax liability as of October 1, 1993 are as follows:
                                                        Thousands of Dollars
    Deferred tax liabilities:
      Depreciation and other differences between book
          and tax basis of property                                  $80,285
      Pension income recognition                                       8,039
      Other                                                            3,057
                                                                     -------
          Total deferred tax liabilities                              91,381
                                                                     -------
    Deferred tax assets:
      Reserves not currently deductible                               12,486
      Unamortized investment tax credit                                5,491
      Other                                                            1,727
                                                                     -------
          Total deferred tax assets                                   19,704
                                                                     -------
    Net deferred tax liability                                        71,677
    Less:  Net deferred tax liability - current                        2,312
                                                                     -------
    Net deferred tax liability - non-current                         $69,365
                                                                     -------

    Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                   1993          1992
                                                   ----          ----
                                                 (Thousands of Dollars)
    Utility Operations
       Current:
          Federal                                  $ 7,388      $ 6,856
          State and local                            1,244          799

       Deferred:
          Federal                                   (1,733)        (579)
          State and local                             (277)         (30)
                                                   ---------------------
       Subtotal                                    $ 6,622      $ 7,046
                                                   ---------------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal                                  $    35      $    90
           State and local                             (25)          (3)

       Deferred:
          Federal                                       62           (4)
          State and local                                6            -
                                                   ---------------------
       Subtotal                                    $    78      $    83
                                                   ---------------------
                  Total                            $ 6,700      $ 7,129
                                                   =====================

4. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of fiscal year 1994. Under the provisions of SFAS No. 106, the estimated future cost of providing these postretirement benefits is recognized as an expense and a liability during the employees' service periods. As permitted by SFAS No. 106, the liability for any unfunded accumulated postretirement benefit obligations existing at October 1, 1993, the date of initial application of the standard, is being recognized as a transition obligation and amortized over 20 years. The net postretirement benefit cost for fiscal 1994 is currently estimated to be $6.1 million, which represents a $1.9 million increase over estimated pay-as-you-go costs.

    Net postretirement benefit cost for the three months ended December 31, 1993, including amounts charged to construction, consisted of the following components:

                                                  Thousands of Dollars
          Service Cost                                  $   371
          Interest cost on projected benefit
             obligation                                     720
          Amortization transition obligation                424
                                                        -------
               Net cost                                 $ 1,515
                                                        =======

    The funded status of the plans at October 1, 1993 is as follows:
         Accumulated postretirement benefit obligation:

                                                  Thousands of Dollars
           Retirees                                     $17,101
           Active employees                              21,840
                                                        -------
                                                         38,941
          Unrecognized transition obligation             33,963
                                                        -------
          Accrued postretirement benefit cost           $ 4,978
                                                        =======

    The Company provides life insurance benefits to all employees after retirement and medical insurance is available after early retirement until age 65. The medical insurance represents approximately two-thirds of the Company's SFAS No. 106 costs. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10% for 1994, gradually decreasing each successive year until it reaches 5% in 1998. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit cost as of October 1, 1993, by 4.9% and the sum of the service cost and interest cost by approximately 6.3%. The weighted-average discount rate and weighted-average rate of future compensation used in determining the accumulated postretirement benefit obligation was 7.5% and 4.5%, respectively.

    In its 1992 rate case, the Company was authorized by the Missouri Public Service Commission (MoPSC) to defer as a regulatory asset the difference between the accrued costs calculated under the provisions of SFAS No. 106 and the actual pay-as-you-go costs. The amounts deferred would be recovered in rates when the benefits are actually paid. However, in January 1993, the Emerging Issues Task Force (EITF) reached a consensus requiring more stringent accounting criteria necessary to record a regulatory asset. The EITF would permit, among other things, rate regulated entities, such as the Company, to defer for as long as five years the difference between the accrual method and pay-as-you-go costs provided that the Company's ratemaking treatment allows deferred costs to be fully recovered in the subsequent fifteen-year period. Since the 1992 MoPSC authorization is not in conformity with the 1993 EITF consensus, the Company has not recorded a regulatory asset. However, the Company is continuing to review this matter to determine what actions, if any, would be required to permit it to establish a regulatory asset or to provide full recovery of SFAS No. 106 costs in rates.

5. The Company is subject to various federal, state and local laws and regulations relating to the environment. The effect of these laws and regulations on the Company's financial position and results of operation has thus far not been material. In the 1800s and early 1900s, prior to the widespread availability of natural gas, manufactured gas was used nationwide as an inexpensive source of fuel. The Company operated various manufactured gas plants during that period, extending into the 1950s, to produce gas as a source of fuel for lighting, cooking and heating. The process for manufacturing gas involved heating certain combustibles such as coal and fuel oil in a low oxygen atmosphere, which also produced certain by-products and residuals including hydrocarbons such as lamp black and coal tar. Such products and residues typically were stored on site or sold for commercial use, and most former manufactured gas sites contain remnants of such hydrocarbons. The United States Environmental Protection Agency (the "EPA") has been engaged in a survey of a large number of former manufactured gas plant sites across the nation. In this regard, the Company and the EPA now have information which indicates the presence of manufactured gas residuals on one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company is working with environmental authorities to develop a positive environmental response with respect to this site. In this vein, as requested by the EPA, the Company intends, in the near future, to conduct studies to determine more specifically the extent of any risk of contamination, and, if necessary, possible alternative remediation procedures; and we are presently discussing with the EPA a possible Administrative Order on Consent with regard to such matters. If the above studies should determine that remedial action is necessary, then the Administrative Order will provide for the subsequent implementation of such action. The cost of such studies, together with the costs incurred to date by the EPA in performing the EPA's own investigation, is likely to approximate $250,000, and the Company has established a reserve in that amount in its financial statements. As indicated above, the Company is unable at this time to evaluate and quantify further the scope or cost of the environmental response activity that will be required. In any case, however, the Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery in this regard, if practicable, from any other potentially responsible parties, and the Company will also apply for appropriate rate recovery.

    The Company is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the finanical statements presented herein.

6. At the Annual Meeting held January 27, 1994, the Company's share owners approved an amendment increasing the authorized Common Stock to 50 million shares with a new par value of $1.00 per share and reclassifying the par value of the outstanding Common Stock from $2.00 to $1.00 per share. These changes were approved in connection with a 2-for-1 stock split as authorized by the Board of Directors, which will be effective on February 11, 1994. New stock certificates are expected to be distributed on or about March 7, 1994.

    Share owners also approved an amendment to the Company's Dividend Reinvestment Plan to permit cash purchases of common stock through the Plan, with a minimum purchase of $100 per calendar quarter up to a maximum purchase of $30,000 per calendar year. The amendment also provides for the issuance of common shares by the Company to provide shares purchased from the Company under the Plan.

    The Missouri Public Service Commission granted the necessary approvals of the stock split and Plan amendments by order dated January 14, 1994.


7. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1993 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     Earnings for the quarter ended December 31, 1993 were $1.53 per share compared with $1.73 per share for the same three months last year. The weather for the quarter was essentially normal, but was 3% colder than last year. The erosion in earnings is primarily attributable to higher costs of doing business, offset to some extent by higher gas sales arising from the colder weather.

     Utility operating revenues for the first quarter of fiscal year 1994 were $167.2 million compared with $160.0 million for the quarter ended December 31, 1992. The $7.2 million, or 4.5%, increase is due to higher therm sales reflecting the colder weather, higher wholesale gas costs which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause, and other variations. Therms sold and transported increased by 13.9 million therms, or 4.1%, above the quarter ended December 31, 1992.

     Utility operating expenses for the quarter ended December 31, 1993 increased by $8.9 million, or 6.3%, above the same quarter last year. Natural and propane gas expense this quarter increased $5.5 million, or 5.6%, above last year mainly due to increased volumes purchased for sendout (resulting from the colder weather) and higher rates charged by our suppliers. Other operation and maintenance expenses increased $3.8 million, or 17.4%, primarily due to increased pension expense reflecting the recognition of gain applicable to lump-sum settlements during the same quarter ended December 31, 1992 (no gain was recognized during the quarter ended December 31, 1993), higher wage rates, and increased maintenance charges, partially offset by a lower provision for uncollectible accounts. Depreciation and amortization expense increased 3.0% due to additional property. Taxes, other than income taxes, decreased 1.3% principally due to lower property taxes, largely offset by higher gross receipts taxes (reflecting increased revenues). The $.4 million decrease in income taxes is primarily due to lower taxable income partially offset by higher tax rates.

     The decrease in interest expense on long-term debt is mainly due to reductions in certain long-term debt issues, partially offset by the effect of the issuance of $40 million of 7-1/2% First Mortgage Bonds in November, 1992 and the issuance of $25 million of 6-1/4% First Mortgage Bonds in May, 1993. Other interest expense increased due to higher short-term borrowings.

     On January 14, 1994, the Company filed a request with the Missouri Public Service Commission for a general rate increase which would add $27.1 million to operating revenues on an annual basis. This increase is necessary to offset increased costs of doing business arising from higher operating costs as well as the added costs of operating, maintaining, and financing the increased investment in distribution plant and other facilities the Company has installed since the filing of its last general rate increase in January 1992. By law, the Missouri Commission has up to eleven months before it must act on this 1994 request, but the Company is hopeful the Commission will allow new rates to be implemented prior to December 1994.

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of fiscal year 1994. Under the provisions of SFAS No. 106, the estimated future cost of providing these postretirement benefits is recognized as an expense and a liability during the employees' service periods. As permitted by SFAS No. 106, the liability for any unfunded accumulated postretirement benefit obligations existing at October 1, 1993, the date of initial application of the standard, is being recognized as a transition obligation and amortized over 20 years. The net postretirement benefit cost for fiscal 1994 is currently estimated to be $6.1 million, which represents a $1.9 million increase over estimated pay-as-you-go costs. In its 1992 rate case, the Company was authorized by the Missouri Public Service Commission (MoPSC) to defer as a regulatory asset the difference between the accrued costs calculated under the provisions of SFAS No. 106 and the actual pay-as-you-go costs. The amounts deferred would be recovered in rates when the benefits are actually paid. However, in January 1993, the Emerging Issues Task Force (EITF) reached a consensus requiring more stringent accounting criteria necessary to record a regulatory asset. The EITF would permit, among other things, rate regulated entities, such as the Company, to defer for as long as five years the difference between the accrual method and pay-as-you-go costs provided that the Company's ratemaking treatment allows deferred costs to be fully recovered in the subsequent fifteen-year period. Since the 1992 MoPSC authorization is not in conformity with the 1993 EITF consensus, the Company has not recorded a regulatory asset. However, the Company is continuing to review this matter to determine what actions, if any, would be required to permit it to establish a regulatory asset or to provide full recovery of SFAS No. 106 costs in rates.

     The Company implemented Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes", effective October 1, 1993, without restating previously issued financial statements. SFAS No. 109 prescribes the liability method of accounting for income taxes, which required the Company to recognize additional deferred tax assets and liabilities for certain temporary differences and to adjust deferred tax accounts for changes in income tax rates.

     SFAS No. 109 did not have a material impact on the Company's cash flows or results of operations due to the effect of rate regulation.
Substantially all of the adjustments required by SFAS No. 109 were recorded to deferred tax balance sheet accounts, with offsetting adjustments to regulatory assets and liabilities. At October 1, 1993 the cumulative effect of adopting SFAS 109 was an increase in net deferred tax liabilities of $30.2 million, and recognition of a net regulatory asset of $30.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from our customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1994, the Company entered into new bank credit agreements under which it may borrow up to $40 million prior to January 31, 1995, with renewal of any loans outstanding (at January 31, 1995) permitted up to June 30, 1995. Also, the Company has obtained agreements for an additional $40 million of bank loans effective from October 18, 1993 to April 18, 1994, which resulted in a line of credit totalling $80 million for the 1993-1994 heating season. These agreements also provide for an additional $15 million of short-term credit needs for the week of maximum credit requirement from January 20, 1994 to January 27, 1994, and an additional $5 million extending from January 28 through February 28, 1994. During January 1994, the Company sold commercial paper aggregating to a maximum of $95.0 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $76.0 million at January 31, 1994.

      In November 1993, the Company redeemed $12.0 million of its outstanding long-term debt, primarily to take advantage of the prevailing lower interest rates.

     On January 27, 1994, a proposal to amend Article III-A of the Company's Articles of Incorporation was approved at the annual meeting of share owners. This amendment will increase the Company's authorized common stock to 50 million shares with a new par value of $1.00 per share and will reclassify the par value of the Company's outstanding common stock from $2.00 per share to $1.00 per share. These changes were approved in connection with a planned 2-for-1 common stock split, which will be effective on February 11, 1994. New stock certificates are expected to be distributed on or about March 7, 1994.

     Share owners also approved an amendment to the Dividend Reinvestment Plan to permit cash purchases of common stock through the Plan, with a minimum purchase of $100 per calendar quarter up to a maximum purchase of $30,000 per calendar year. The amendment also provides for the issuance of common shares by the Company to provide shares purchased from the Company under the Plan. The Company plans to file a Registration Statement with the Securities and Exchange Commission in late February 1994. The Missouri Public Service Commission granted the necessary approvals of the stock split and Plan amendments by order dated January 14, 1994.

     The Company is subject to various federal, state and local laws and regulations relating to the environment. The effect of these laws and regulations on the Company's financial position and results of operation has thus far not been material. In the 1800s and early 1900s, prior to the widespread availability of natural gas, manufactured gas was used nationwide as an inexpensive source of fuel. The Company operated various manufactured gas plants during that period, extending into the 1950s, to produce gas as a source of fuel for lighting, cooking and heating. The process for manufacturing gas involved heating certain combustibles such as coal and fuel oil in a low oxygen atmosphere, which also produced certain by-products and residuals including hydrocarbons such as lamp black and coal tar. Such products and residues typically were stored on site or sold for commercial use, and most former manufactured gas sites contain remnants of such hydrocarbons. The United States Environmental Protection Agency (the "EPA") has been engaged in a survey of a large number of former manufactured gas plant sites across the nation. In this regard, the Company and the EPA now have information which indicates the presence of manufactured gas residuals on one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company is working with environmental authorities to develop a positive environmental response with respect to this site. In this vein, as requested by the EPA, the Company intends, in the near future, to conduct studies to determine more specifically the extent of any risk of contamination, and, if necessary, possible alternative remediation procedures; and we are presently discussing with the EPA a possible Administrative Order on Consent with regard to such matters. If the above studies should determine that remedial action is necessary, then the Administrative Order will provide for the subsequent implementation of such action. The cost of such studies, together with the costs incurred to date by the EPA in performing the EPA's own investigation, is likely to approximate $250,000, and the Company has established a reserve in that amount in its financial statements. As indicated above, the Company is unable at this time to evaluate and quantify further the scope or cost of the environmental response activity that will be required. In any case, however, the Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery in this regard, if practicable, from any other potentially responsible parties, and the Company will also apply for appropriate rate recovery.

     On November 1, 1993, Order 636 issued by the Federal Energy Regulatory Commission became effective causing a complete restructuring of the Company's gas supply arrangements, as discussed fully in the Annual Report which stockholders recently received. Thus far it appears that Laclede's gas supply arrangements are accomplishing the Company's dual objectives of assuring adequate and reliable supplies of gas to our customers at the lowest reasonable cost consonant therewith.

     The new system has transferred to distributors like Laclede the responsibility for purchasing their own gas supplies in the field and has removed that responsibility from the interstate pipelines. This has caused a substantial increase in risk to the gas distributors and has, concurrently, considerably lessened the risk on the interstate pipelines.
We are acquainting the regulatory authorities with this reallocation of risk and asking them to recognize such in the rate of return allowed in order to compensate appropriately for such offsetting changes in responsibility.

     Construction expenditures for the quarter were $9.4 million compared with $10.2 million for the same period last year.

     Capitalization at December 31, 1993 (excluding current redemption requirements of long-term debt) decreased $4.4 million since September 30, 1993 and consisted of 55.8% common stock equity, .6% preferred stock and 43.6% long-term debt.

     The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at December 31, 1993 and at September 30, 1993 such as Gas Accounts Receivable - Net, Notes Payable and Accounts Payable.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         During the quarter ended December 31, 1993, there were no new legal proceedings required to be disclosed. In addition, for discussion of environmental matters, see Note 5 to the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

         The Company filed a Form 8-K Report during the quarter ended December 31, 1993.

         Items Reported:

              On November 18, 1993, the Board of Directors adopted resolutions which, conditioned upon receipt of: (1) stockholder approval at the Company's 1994 Annual Meeting of Stockholders to be held on January 27, 1994 and (2) certain approvals by the Missouri Public Service Commission on or before February 10, 1994 (or affirmance that such approval is not required) would:

              (a) effectuate a two-for-one stock split effective on February 11, 1994 to stockholders of record on that date, by amending the Articles of Incorporation of the Company (i) to change, effective on February 11, 1994, the number and par value of the authorized shares of common stock of the Company from 20,000,000 shares of common stock having a par value of $2.00 per share to 50,000,000 shares of common stock having a par value of $1.00 per share, and (ii) to reclassify, effective on February 11, 1994, all presently issued shares of $2.00 per share par value common stock of the Company, to $1.00 per share par value common stock of the Company; and

              (b) amend the Company's Dividend Reinvestment Program principally to allow additional cash purchases of Company common stock and to provide for, at the discretion of the Company, the primary issuance of Company common stock thereunder.

              The expected distribution date for new stock certificates in connection with the aforesaid stock split, if requisite approvals are obtained, is on or about March 7, 1994.

         Financial Statement Filed:  None

         Date of Report (Date of Earliest Event Reported):
              November 18, 1993

         Date Report Filed:  November 19, 1993

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  February 10, 1994                             R. J. Carroll
                                                  -------------------
                                                     R. J. Carroll
                                              Sr. Vice President - FInance
                                              (Authorized Signatory and
                                               Chief Financial Officer)

                             INDEX TO EXHIBITS




Exhibit No.         Exhibit                                        Page
- -----------         -------                                        ----

10.01               Amendment to the Employees' Retirement Plan      21
                    of Laclede Gas Company - Management Employees dated January 10, 1994.

10.02               Amendment to the Company's Salary Deferral       25
                    Savings Plan dated January 10, 1994.