Form 10-Q
period 1994-03-31
LACLEDE GAS CO
filed 1994-05-13
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1994

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

     15,631,258 shares, Common Stock, par value $1 per share at 5/10/94.

     Index to Exhibits is found on page 21.

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

(In Thousands, Except Per Share Amounts)
                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                    1994        1993      1994       1993
                                    ----        ----      ----       ----
Utility Operating Revenues          $233,035  $214,078   $400,280  $374,122
                                    ------------------   ------------------
Utility Operating Expenses:
  Natural and propane gas            149,133   130,292    253,276   228,917
  Other operation expenses            23,306    22,967     44,549    40,842
  Maintenance                          4,767     4,092      9,388     8,253
  Depreciation and amortization        4,803     4,679      9,589     9,324
  Taxes, other than income taxes      17,423    16,422     27,632    26,768
  Income taxes (Note 3)               11,400    11,885     18,022    18,931
                                    ------------------   ------------------
  Total Utility Operating Expenses   210,832   190,337    362,456   333,035
                                    ------------------   ------------------
Utility Operating Income              22,203    23,741     37,824    41,087
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)      453       768        772     1,127
                                    ------------------   ------------------
Income Before Interest Charges        22,656    24,509     38,596    42,214
                                    ------------------   ------------------
Interest Charges:
  Interest on long-term debt           3,136     3,772      6,354     7,610
  Other interest charges                 875       419      1,677       801
                                    ------------------   ------------------
    Total Interest Charges             4,011     4,191      8,031     8,411
                                    ------------------   ------------------
Net Income                            18,645    20,318     30,565    33,803
Dividends on Preferred Stock              25        24         49        48
                                    ------------------   ------------------
Earnings Applicable to Common Stock $ 18,620  $ 20,294   $ 30,516   $33,755
                                    ==================   ==================
Average Number of Common
  Shares Outstanding                  15,586    15,586     15,586    15,586

Earnings Per Share of Common Stock     $1.19     $1.30      $1.96     $2.17

Dividends Declared Per Share
  of Common Stock                       $.305     $.30       $.61      $.60

Note: Average Number of Common Shares Outstanding, Earnings Per Share of Common Stock and Dividends Declared Per Share of Common Stock have been restated to reflect a 2-for-1 stock split which was on February 11, 1994.

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Mar. 31     Sept. 30
                                                         1994        1993
                                                         ----        ----
                                                      (Thousands of Dollars)
                                                           (UNAUDITED)
                                  ASSETS
Utility Plant                                          $691,303    $677,613
   Less:  Accumulated depreciation and amortization     292,213     286,787
                                                       --------------------
   Net Utility Plant                                    399,090     390,826
                                                       --------------------
Other Property and Investments                           23,267      22,668
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              9,717       1,706
   Accounts receivable - net                             83,808      32,891
   Materials, supplies, and merchandise at avg cost       5,366       5,202
   Natural gas stored underground for current use
      at LIFO cost                                        9,085      14,079
   Propane gas for current use at FIFO cost              12,181      13,657
   Prepayments                                            2,699       1,774
   Unamortized purchased gas adjustments                  1,366       6,278
   Delayed customer billings                             27,593           -
                                                       --------------------
      Total Current Assets                              151,815      75,587
                                                       --------------------
Deferred Charges                                         55,780      26,231
                                                       --------------------
Total Assets                                           $629,952    $515,312
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Mar. 31     Sept. 30
                                                         1994        1993
                                                         ----        ----
                                                      (Thousands of Dollars)
                                                           (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (17,452,100 shares issued)             $ 17,452    $ 17,452
   Paid-in capital                                       26,250      26,250
   Retained earnings                                    191,261     170,252
   Treasury stock, at cost (1,865,638 shares held)      (24,017)    (24,017)
                                                       --------------------
      Total common stock equity                         210,946     189,937
   Redeemable preferred stock                             1,960       1,960
   Long-term debt (less sinking fund requirements)      154,178     165,745
                                                       --------------------
          Total Capitalization                          367,084     357,642
                                                       --------------------
Current Liabilities:
   Notes payable                                         46,000      27,500
   Accounts payable                                      33,344      16,745
   Refunds due customers                                 15,345         214
   Advance customer billings                                  -       3,901
   Current sinking fund requirements                          -         391
   Taxes accrued                                         30,057      11,545
   Deferred income taxes                                    465       2,312
   Other                                                 26,058      26,589
                                                       --------------------
      Total Current Liabilities                         151,269      89,197
                                                       --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                 60,965      36,989
   Unamortized investment tax credits                     8,518       8,682
   Other                                                 42,116      22,802
                                                       --------------------
      Total Deferred Credits and Other Liabilities      111,599      68,473
                                                       --------------------
Total Capitalization and Liabilities                   $629,952    $515,312
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                          Six Months Ended
                                                             March 31,
                                                          1994        1993
                                                          ----        ----
                                                      (Thousands of Dollars)
Operating Activities:
 Net Income                                            $ 30,565    $ 33,803
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          9,623       9,444
   Deferred income taxes and investment tax credits      (7,665)     (6,460)
   Other - net                                               67          40
   Changes in assets and liabilities:
    Accounts receivable - net                           (50,917)    (52,290)
    Unamortized purchased gas adjustments                 4,912       2,993
    Deferred purchased gas costs                         17,017      17,318
    Delayed customer billings - net                     (31,494)    (31,755)
    Accounts payable                                     16,599      21,162
    Refunds due customers                                15,131      (3,342)
    Taxes accrued                                        18,512      18,970
    Other assets and liabilities                          7,078       4,445
                                                       --------------------
      Net cash provided by operating activities        $ 29,428    $ 14,328
                                                       --------------------
Investing Activities:
 Construction expenditures                             $(17,673)   $(19,148)
 Investments - non-utility                                 (589)     (1,597)
 Other                                                       (2)       (440)
                                                       --------------------
          Net cash used in investing activities        $(18,264)   $(21,185)
                                                       --------------------
Financing Activities:
 Issuance of first mortgage bonds                      $      -    $ 40,000
 Issuance of short-term debt                             18,500       5,000
 Dividends paid                                          (9,556)     (9,400)
 Retirement of first mortgage bonds                     (11,991)    (27,260)
 Other                                                     (106)       (893)
                                                      ---------------------
                Net cash provided by (used in)
                          financing activities         $ (3,153)   $  7,447
                                                      ---------------------
Net Increase in Cash and Cash Equivalents              $  8,011    $    590
Cash and Cash Equivalents at Beginning of Period          1,706       3,322
                                                      ---------------------
Cash and Cash Equivalents at End of Period             $  9,717    $  3,912
                                                      =====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                               $7,742      $7,374
  Income taxes                                            5,477       6,868

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
                                                                     -------

    Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended      Six Months Ended
                                    March 31,             March 31,
                                ------------------     -----------------
                                1994          1993     1994         1993
                                ----          ----     ----         ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $14,647    $15,943     $22,035   $22,799
          State and local         2,472      1,784       3,716     2,583

       Deferred:
          Federal                (4,957)    (5,314)     (6,690)   (5,893)
          State and local          (762)      (528)     (1,039)     (558)
                                ------------------     -----------------
       Subtotal                 $11,400    $11,885     $18,022   $18,931
                                ------------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $   173    $   564     $   208   $   654
          State and local            10         48         (15)       45

       Deferred:
          Federal                    (3)        (5)         59        (9)
          State and local             -          -           6         -
                                ------------------     -----------------
       Subtotal                 $   180    $   607     $   258   $   690
                                ------------------     -----------------
                  Total         $11,580    $12,492     $18,280   $19,621
                                ==================     =================

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

    Net postretirement benefit cost for the six months ended March 31, 1994, including amounts charged to construction, consisted of the following components:

                                                 Thousands of Dollars
         Service Cost                                  $   742
          Interest cost on projected benefit
             obligation                                   1,440
          Amortization transition obligation                849
                                                        -------
               Net cost                                 $ 3,031
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

5. The Company is subject to various federal, state and local laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position or results of operations. Prior to the widespread availability of natural gas, the Company operated various manufactured gas plants to produce gas as a source of fuel for lighting, cooking and heating. The Company closed the last of such plants in 1961. The process for manufacturing gas produced by-products and residuals, including hydrocarbons such as lamp black and coal tar. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency (the "EPA") has been engaged in a survey of a large number of former manufactured gas plant sites across the nation.

    In this regard, the Company and the EPA have information which indicates the presence of manufactured gas residuals on one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company is working with environmental authorities to develop a positive environmental response with respect to this site. In this vein, the Company and the EPA have entered into an Administrative Order on Consent ("AOC"), effective March 31, 1994, with regard to this site, which AOC provides for the Company to conduct certain investigative activities, i.e. a removal site evaluation and an engineering evaluation cost analysis, and to reimburse the EPA for past response costs of $3,773 and for future response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If the above investigations indicate that remedial action is necessary, then a subsequent order will cover such action. Based on currently available information, it is believed that the costs of the foregoing investigations, together with the past and future response costs of the EPA in overseeing such investigations, and other associated legal and engineering consulting costs, are likely to approximate $335,000 and the Company has established a reserve in that amount in its financial statements.

    In the absence of the results of the above-referenced investigations, the Company is presently unable to evaluate and quantify further the scope or cost of any environmental response activity. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery in this regard, if practicable, from any other potentially responsible parties, and the Company will also apply for appropriate rate recovery.

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

6. At the Annual Meeting held January 27, 1994, the Company's share owners approved an amendment increasing the authorized Common Stock to 50 million shares with a new par value of $1.00 per share and reclassifying the par value of the outstanding Common Stock from $2.00 to $1.00 per share. These changes were approved in connection with a 2-for-1 stock split as authorized by the Board of Directors, which was effective on February 11, 1994. New stock certificates were distributed on March 7, 1994.

    Share owners also approved an amendment to the Company's Dividend Reinvestment Plan to permit cash purchases of common stock through the Plan, with a minimum purchase of $100 per calendar quarter up to a maximum purchase of $30,000 per calendar year. The amendment also provides for the issuance of common shares by the Company to provide shares purchased under the Plan. The Company filed a Registration Statement for the Plan with the Securities and Exchange Commission on February 22, 1994.

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


7. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1993 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

    Earnings for the quarter ended March 31, 1994 were $1.19 per share compared with $1.30 per share for the quarter ended March 31, 1993. The results set out in this report and the comparative prior period reflect the 2-for-1 stock split which became effective February 11, 1994. The weather for the quarter was 5% warmer than last year and 2% warmer than normal. The decrease in earnings is primarily attributable to lower gas sales resulting from warmer weather and higher costs of doing business.

    Utility operating revenues for the second quarter of fiscal year 1994 were $233.1 million compared with $214.1 for the same quarter last year. The $19.0 million, or 8.9%, increase is principally due to higher wholesale gas costs which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause, slightly offset by lower therm sales related to the warmer weather. Therms sold and transported decreased by
13.0 million therms, or 2.7%, below the quarter ended March 31, 1993.

    Utility operating expenses for the quarter ended March 31, 1994 increased by $20.5 million, or 10.8%, above the same quarter last year. Natural and propane gas expense this quarter increased $18.8 million, or 14.5%, above last year mainly due to higher rates charged by our suppliers, partially offset by decreased volumes purchased for sendout resulting from the warmer weather. Other operation and maintenance expenses increased $1.0 million, or 3.7%, primarily due to increased pension expense reflecting the recognition of gain applicable to lump-sum settlements during the same quarter ended March 31, 1993 (no gain was recognized during the quarter ended March 31, 1994), higher wage rates, and increased maintenance charges. These increases were partially offset by a lower provision for uncollectible accounts. Depreciation and amortization expense increased 2.7% due to additional property. Taxes, other than income taxes, increased 6.1% primarily due to higher gross receipts taxes (reflecting increased revenues), partially offset by lower property taxes this quarter. The $.5 million decrease in income taxes is principally due to lower taxable income and tax adjustments made last year, the impact of which was partially offset by higher tax rates.

    The 4.3% decrease in interest charges is mainly due to reduced long-term debt (reflecting reductions in certain long-term debt issues, partially offset by the issuance of $25 million of 6-1/4% First Mortgage Bonds in May,
1993), largely offset by higher short-term interest expense arising from increased short-term borrowings.

    Earnings for the six months ended March 31, 1994 were $1.96 per share compared with earnings of $2.17 per share for the same period last year, restated for the stock split. The weather for the six-month period this year was 2% warmer than last year and 1% warmer than normal. The decrease in earnings is primarily due to higher costs of doing business and, to a lesser extent, lower gas sales resulting from slightly warmer weather. It is important to realize that due to the seasonal nature of our business, the Company's earnings are concentrated during the first six months of the fiscal year, typically reaching a peak level at the conclusion of the heating season. As sales volumes decline in subsequent months, the Company experiences losses in the second half of the fiscal year.

    Utility operating revenues for the first six months of fiscal year 1994 increased by $26.2 million, or 7.0%, above the corresponding period of fiscal year 1993. This increase is principally due to increased wholesale gas costs which are passed on to our customers under the Company's Purchased Gas Adjustment Clause, partially offset by the warmer weather. Therms sold and transported increased by .9 million, or .1%, above the level during the six months ended March 31, 1993.

    Utility operating expenses for the six months ended March 31, 1994 increased by $29.4 million, or 8.8%, above last year. Natural and propane gas expense during the first six months of fiscal year 1994 increased $24.4 million, or 10.6%, above the same period a year ago. This increase is principally due to higher rates charged by our suppliers. The $4.8 million, or 9.9%, increase in other operation and maintenance expenses is principally due to increased pension expense reflecting the recognition of gain applicable to lump-sum settlements during the same six-month period ended March 31, 1993 (no gain was recognized during the same six-month period ended March 31, 1994) higher wage rates, and increased maintenance charges. These increases were partially offset by a lower provision for uncollectible accounts. Depreciation and amortization expense increased 2.8% due to additional property. Taxes, other than income taxes, increased 3.2% primarily due to higher gross receipts taxes (reflecting increased revenues), partially offset by lower property taxes. The $.9 million decrease in income taxes is principally due to lower taxable income, the effect of which was partially offset by higher tax rates.

    The 4.5% decrease in interest charges is mainly due to reduced long-term debt (reflecting reductions in certain long-term debt issues, partially offset by the effect of the issuance of $40 million of 7-1/2% First Mortgage Bonds in November, 1992 and the issuance of $25 million of 6-1/4% First Mortgage Bonds in May, 1993), largely offset by higher short-term interest expense arising from increased short-term borrowings.

    The Company filed a request with the Missouri Public Service Commission (MoPSC) on January 14, 1994 seeking approval of a general rate increase which would add $27.1 million to operating revenues on an annual basis. The proposed increased rates have been suspended by the MoPSC pending formal hearings before the Commission which are currently scheduled to commence in August 1994. Under Missouri law, the Commission is required to act on our request prior to December 14, 1994.

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


LIQUIDITY AND CAPITAL RESOURCES

    The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from our customers for the sale of that gas. Such short-term borrowing requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1994, the Company entered into new bank credit agreements under which it may borrow up to $40 million prior to January 31, 1995, with renewal of any loans outstanding (at January 31, 1995) permitted up to June 30, 1995. These agreements also provide for an additional $15 million during the period of peak credit requirements (from January 20, 1994 to January 27, 1994), and a further extension until February 28, 1994 with respect to $5 million of the additional $15 million lines of credit.

    The Company had previously obtained supplemental lines of credit (on October 18, 1993) totalling $40 million for the period from October 18, 1993 to April 18, 1994. This resulted in lines of credit for the 1993-1994 heating season totalling $95 million to January 27, 1994, $85 million to February 28, 1994 and $80 million to April 18, 1994.

    Recently, the Company amended the October 18, 1993 agreements, which would have expired on April 18, 1994, to reduce the supplemental lines of credit thereunder to $20 million and extend these lines of credit until August 18, 1994. This results in current total lines of credit aggregating $60 million.

    During the first six months of fiscal 1994, the Company sold commercial paper aggregating to a maximum of $95 million on January 20, 1994, but did not borrow from the banks under the above mentioned agreements. Short-term borrowings amounted to $30 million at April 30, 1994.

    On January 27, 1994, a proposal to amend Article III-A of the Company's Articles of Incorporation was approved at the annual meeting of share owners. This amendment increased the Company's authorized common stock to 50 million shares with a new par value of $1.00 per share and reclassified the par value of the Company's outstanding common stock from $2.00 per share to $1.00 per share. These changes were approved in connection with a planned 2-for-1 common stock split, which was effective on February 11, 1994. New stock certificates were distributed on March 7, 1994.

    Share owners also approved an amendment to the Dividend Reinvestment Plan to permit cash purchases of common stock through the Plan, with a minimum purchase of $100 per calendar quarter up to a maximum purchase of $30,000 per calendar year. The amendment also provides for the issuance of common shares by the Company to provide shares purchased under the Plan. The Company filed a Registration Statement for the Plan with the Securities and Exchange Commission on February 22, 1994. The Missouri Public Service Commission granted the necessary approvals of the stock split and Plan amendments by order dated January 14, 1994.

    The Company is subject to various federal, state and local laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position or results of operations. Prior to the widespread availability of natural gas, the Company operated various manufactured gas plants to produce gas as a source of fuel for lighting, cooking and heating. The Company closed the last of such plants in 1961. The process for manufacturing gas produced by-products and residuals, including hydrocarbons such as lamp black and coal tar. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency (the "EPA") has been engaged in a survey of a large number of former manufactured gas plant sites across the nation.

    In this regard, the Company and the EPA have information which indicates the presence of manufactured gas residuals on one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company is working with environmental authorities to develop a positive environmental response with respect to this site. In this vein, the Company and the EPA have entered into an Administrative Order on Consent ("AOC"), effective March 31, 1994, with regard to this site, which AOC provides for the Company to conduct certain investigative activities, i.e. a removal site evaluation and an engineering evaluation cost analysis, and to reimburse the EPA for past response costs of $3,773 and for future response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If the above investigations indicate that remedial action is necessary, then a subsequent order will cover such action. Based on currently available information, it is believed that the costs of the foregoing investigations, together with the past and future response costs of the EPA in overseeing such investigations, and other associated legal and engineering consulting costs, are likely to approximate $335,000 and the Company has established a reserve in that amount in its financial statements.

    In the absence of the results of the above-referenced investigations, the Company is presently unable to evaluate and quantify further the scope or cost of any environmental response activity. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery in this regard, if practicable, from any other potentially responsible parties, and the Company will also apply for appropriate rate recovery.

    Construction expenditures for the six months ended March 31, 1994 were $17.7 million compared with $19.1 million for the same period last year.

    Capitalization at March 31, 1994 (excluding current redemption requirements of long-term debt) increased $9.4 million since September 30, 1993 and consisted of 57.5% common stock equity, .5% preferred stock and 42.0% long-term debt.

    The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at March 31, 1994 and at September 30, 1993 such as Gas Accounts Receivable - Net, Notes Payable and Accounts Payable.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         During the quarter ended March 31, 1994, there were no new legal proceedings required to be disclosed. In addition, for discussion of environmental matters, see Note 5 to the consolidated financial statements.

Item 4.  Submission of Matters to Vote of Security Holders

         The Annual Meeting of Stockholders of Laclede Gas Company was held on January 27, 1994, for the purpose of electing three directors to the board of directors, ratifying the appointment of independent auditors, approving a charter amendment to, among other things, effect on February 11, 1994 a stock split whereby an additional share would be issued for each then issued share and approving certain amendments to the Company's Dividend Reinvestment Program. Proxies for the meeting were solicited pursuant to
         Section 14(a) of the Exchange Act of 1934.

         All of management's nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                Name of                      Shares             Shares Voted
            Director Nominee                Voted For              Withheld
            ----------------                ---------            -----------

            Andrew B. Craig, III            6,009,378               176,130
            C. Ray Holman                   6,083,321               176,130
            William E. Nasser               6,080,378               176,130



         The proposal to ratify the appointment of Deloitte and Touche, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 1994 was passed upon the following vote:

             Shares Voted:
             ------------

             For the proposal               6,152,998
             Against the proposal              35,591
             Abstain from the proposal         67,568

         The proposal to amend ARTICLE III-A of the Articles of Incorporation of the Company: to increase the Company's authorized Common Stock to 50 million shares with a new par value of $1.00 per share, and to reclassify the par value of the Company's outstanding Common Stock from $2.00 per share to $1.00 per share; in connection with a proposed two-for-one stock split (as more particularly described in the Proxy Statement) was approved upon the following vote:

             Shares Voted:
             ------------

             For the proposal               6,070,166
             Against the proposal              51,151
             Abstain from the proposal         71,864

         The proposal to amend the Company's Dividend Reinvestment Program and to issue stock thereunder (as more particularly described in the Proxy Statement) was approved upon the following vote:

              Shares Voted:
              ------------
              For the proposal              5,798,681
              Against the proposal            115,151
              Abstain from the proposal       279,250

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K


         The Company filed no reports on Form 8-K during the quarter ended March 31, 1994.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  May 11, 1994                                  R. J. CARROLL
                                                  -------------------
                                                     R. J. Carroll
                                              Sr. Vice President - FInance
                                              (Authorized Signatory and
                                               Chief Financial Officer)

                             INDEX TO EXHIBITS




Exhibit No.         Exhibit                                        Page
- -----------         -------                                        ----

3.01* Articles of Incorporation, as amended on February 11, 1994, filed on February 22, 1994 as Exhibit 4(b) to the Company's Registration Statement No. 33-52357.

10.1                Laclede Gas Company Management Continuity       22
                    Protection Plan as amended, effective at the close of business on January 27, 1994, by the Board of Directors.

10.2                January 19, 1994 line of credit agreement       26
                    with Mercantile Bank of St. Louis, N.A.

10.3                January 10, 1994 line of credit agreement       28
                    with The Boatmen's National Bank of
                    St. Louis.

10.4                January 20, 1994 line of credit agreement       29
                    with Commerce Bank of St. Louis, N.A.

10.5                January 10, 1994 line of credit agreement       31
                    with Chemical Bank.

10.6                October 18, 1993 line of credit agreement       32
                    with Chemical Bank, The Boatmen's National
                    Bank of St. Louis and Mercantile Bank, N.A.