Form 10-Q
period 1994-06-30
LACLEDE GAS CO
filed 1994-08-15
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1994

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

     15,670,023 shares, Common Stock, par value $1 per share at 8/12/94.

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

(In Thousands, Except Per Share Amounts)
                                   Three Months Ended    Nine Months Ended
                                        June 30,              June 30,
                                    1994        1993      1994       1993
                                    ----        ----      ----       ----
Utility Operating Revenues          $74,644    $75,993   $474,924  $450,115
                                    ------------------   ------------------
Utility Operating Expenses:
  Natural and propane gas            37,546     38,264    290,822   267,181
  Other operation expenses           20,416     18,940     64,965    59,782
  Maintenance                         4,177      4,130     13,565    12,383
  Depreciation and amortization       4,778      4,637     14,367    13,961
  Taxes, other than income taxes      8,637      8,795     36,269    35,563
  Income taxes (Note 3)              (2,196)      (729)    15,826    18,202
                                    ------------------   ------------------
  Total Utility Operating Expenses   73,358     74,037    435,814   407,072
                                    ------------------   ------------------
Utility Operating Income              1,286      1,956     39,110    43,043
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)      (3)      (212)       769       915
                                    ------------------   ------------------
Income Before Interest Charges        1,283      1,744     39,879    43,958
                                    ------------------   ------------------
Interest Charges:
  Interest on long-term debt          3,136      3,445      9,490    11,055
  Other interest charges                885        441      2,562     1,242
                                    ------------------   ------------------
    Total Interest Charges            4,021      3,886     12,052    12,297
                                    ------------------   ------------------
Net Income                           (2,738)    (2,142)    27,827    31,661
Dividends on Preferred Stock             24         25         73        73
                                    ------------------   ------------------
Earnings Applicable to Common Stock $(2,762)   $(2,167)  $ 27,754  $ 31,588
                                    ==================   ==================
Average Number of Common
  Shares Outstanding                 15,631     15,586     15,601    15,586

Earnings Per Share of Common Stock    $(.18)     $(.14)     $1.78     $2.03

Dividends Declared Per Share
  of Common Stock                      $.305      $.30       $.915     $.90

Note: Average Number of Common Shares Outstanding, Earnings Per Share of Common Stock and Dividends Declared Per Share of Common Stock have been restated to reflect a 2-for-1 stock split which was effective on February 11, 1994.

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Jun. 30     Sept. 30
                                                         1994        1993
                                                         ----        ----
                                                      (Thousands of Dollars)
                                                           (UNAUDITED)
                                  ASSETS
Utility Plant                                          $700,397    $677,613
   Less:  Accumulated depreciation and amortization     295,055     286,787
                                                       --------------------
   Net Utility Plant                                    405,342     390,826
                                                       --------------------
Other Property and Investments                           22,696      22,668
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              2,255       1,706
   Accounts receivable - net                             41,681      32,891
   Materials, supplies, and merchandise at avg cost       5,125       5,202
   Natural gas stored underground for current use
      at LIFO cost                                       22,560      14,079
   Propane gas for current use at FIFO cost              12,180      13,657
   Prepayments                                            2,124       1,774
   Unamortized purchased gas adjustments                    635       6,278
   Delayed customer billings                             11,697           -
                                                       --------------------
      Total Current Assets                               98,257      75,587
                                                       --------------------
Deferred Charges                                         55,510      26,231
                                                       --------------------
Total Assets                                           $581,805    $515,312
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Jun. 30     Sept. 30
                                                         1994        1993
                                                         ----        ----
                                                      (Thousands of Dollars)
                                                           (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (17,496,896 shares issued)             $ 17,497    $ 17,452
   Paid-in capital                                       27,326      26,250
   Retained earnings                                    183,731     170,252
   Treasury stock, at cost (1,865,638 shares held)      (24,017)    (24,017)
                                                       --------------------
      Total common stock equity                         204,537     189,937
   Redeemable preferred stock                             1,960       1,960
   Long-term debt (less sinking fund requirements)      154,194     165,745
                                                       --------------------
          Total Capitalization                          360,691     357,642
                                                       --------------------
Current Liabilities:
   Notes payable                                         30,600      27,500
   Accounts payable                                      22,289      16,745
   Refunds due customers                                 15,015         214
   Advance customer billings                                  -       3,901
   Current sinking fund requirements                          -         391
   Taxes accrued                                         20,568      11,545
   Deferred income taxes                                    247       2,312
   Other                                                 23,201      26,589
                                                       --------------------
      Total Current Liabilities                         111,920      89,197
                                                       --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                 65,060      36,989
   Unamortized investment tax credits                     8,435       8,682
   Other                                                 35,699      22,802
                                                       --------------------
      Total Deferred Credits and Other Liabilities      109,194      68,473
                                                       --------------------
Total Capitalization and Liabilities                   $581,805    $515,312
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                          Nine Months Ended
                                                              June 30,
                                                          1994        1993
                                                          ----        ----
                                                      (Thousands of Dollars)
Operating Activities:
 Net Income                                            $ 27,827    $ 31,661
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         14,413      14,139
   Deferred income taxes and investment tax credits      (3,098)       (730)
   Other - net                                              428         399
   Changes in assets and liabilities:
    Accounts receivable - net                            (8,790)     (9,090)
    Unamortized purchased gas adjustments                 5,643       3,439
    Deferred purchased gas costs                          9,718       5,973
    Delayed customer billings - net                     (15,598)    (21,085)
    Accounts payable                                      5,544       2,930
    Refunds due customers                                14,801      (3,863)
    Taxes accrued                                         9,023      11,227
    Other assets and liabilities                         (8,202)     (8,761)
                                                       --------------------
      Net cash provided by operating activities        $ 51,709    $ 26,239
                                                       --------------------
Investing Activities:
 Construction expenditures                             $(28,246)   $(29,585)
 Investments - non-utility                                 (322)     (2,164)
 Other                                                     (380)       (595)
                                                       --------------------
          Net cash used in investing activities        $(28,948)   $(32,344)
                                                       --------------------
Financing Activities:
 Issuance of first mortgage bonds                      $      -    $ 65,000
 Issuance of short-term debt                              3,100       8,600
 Issuance of common stock                                 1,121           -
 Dividends paid                                         (14,335)    (14,179)
 Retirement of first mortgage bonds                     (11,991)    (51,660)
 Other                                                     (107)     (2,588)
                                                      ---------------------
                Net cash provided by (used in)
                          financing activities         $(22,212)   $  5,173
                                                      ---------------------
Net Increase (Decrease) in Cash and Cash Equivalents   $    549    $   (932)
Cash and Cash Equivalents at Beginning of Period          1,706       3,322
                                                      ---------------------
Cash and Cash Equivalents at End of Period             $  2,255    $  2,390
                                                      =====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                              $14,715     $14,254
  Income taxes                                            8,070       8,319

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, this interim report includes all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the results of the periods covered.

2. The registrant is a natural gas distribution utility having a material seasonal cycle; therefore, this interim statement of consolidated income is not necessarily indicative of annual results nor representative of the succeeding quarter of the fiscal year.

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
                                                                     -------

    Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended     Nine Months Ended
                                     June 30,               June 30,
                                ------------------     -----------------
                                1994          1993     1994         1993
                                ----          ----     ----         ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $(5,783)   $(5,788)    $16,252   $17,011
          State and local          (983)      (675)      2,733     1,908

       Deferred:
          Federal                 3,875      5,190      (2,815)     (703)
          State and local           695        544        (344)      (14)
                                ------------------     -----------------
       Subtotal                 $(2,196)   $  (729)    $15,826   $18,202
                                ------------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $  (144)   $   156     $    64   $   810
          State and local           (14)        15         (29)       60

       Deferred:
          Federal                    (3)        (4)         56       (13)
          State and local            (1)         -           5         -
                                ------------------     -----------------
       Subtotal                 $  (162)   $   167     $    96   $   857
                                ------------------     -----------------
                  Total         $(2,358)   $  (562)    $15,922   $19,059
                                ==================     =================

4. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions (OPEBS)" in the first quarter of fiscal year 1994. Under the provisions of SFAS No. 106, the estimated future cost of providing these postretirement benefits is recognized as an expense and a liability during the employees' service period. As permitted by SFAS No. 106, the liability for any unfunded accumulated postretirement benefit obligations existing at October 1, 1993, the date of initial application of the standard, is being recognized as a transition obligation and amortized over 20 years. The net postretirement benefit cost for fiscal 1994 is currently estimated to be $6.1 million, which represents a $1.9 million increase over estimated pay-as-you-go costs.

    Net postretirement benefit cost for the nine months ended June 30, 1994, including amounts charged to construction, consisted of the following components:

                                                 Thousands of Dollars
         Service Cost                                  $  1,114
          Interest cost on projected benefit
             obligation                                   2,160
          Amortization transition obligation              1,273
                                                        -------
               Net cost                                 $ 4,547
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

    In its 1992 rate case, the Company was authorized by the Missouri Public Service Commission (MoPSC) to recover OPEBS on a pay-as-you-go basis and to defer, as a regulatory asset, the difference between the accrued costs calculated under the provisions of SFAS No. 106 and the actual pay-as-you-go costs. However, in January 1993, the Emerging Issues Task Force (EITF) reached a consensus requiring more stringent accounting criteria necessary to record a regulatory asset. Since the 1992 MoPSC authorization was not in conformity with the 1993 EITF consensus, the Company has not recorded a regulatory asset to reflect rate recovery of these costs on a pay-as-you-go basis. However, in July 1994, a new state law was enacted which will require SFAS No. 106 accrued costs be recognized for ratemaking purposes provided that such costs are funded through an independent, external funding mechanism. In its current rate case (GR-94-220), the Company requested rate recovery of its prospective SFAS No. 106 costs under the provisions of this new law. Recovery of such costs has been included as part of the proposed settlement recently submitted to the MoPSC.

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

    In this regard, the Company and the EPA have information which indicates the presence of manufactured gas residuals on one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company is working with environmental authorities to develop a positive environmental response with respect to this site. In this vein, the Company and the EPA have entered into an Administrative Order on Consent ("AOC"), effective March 31, 1994, with regard to this site, which AOC provides for the Company to conduct certain investigative activities, i.e. a removal site evaluation and an engineering evaluation cost analysis, and to reimburse the EPA for past response costs of $3,773 and for future response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If the above investigations indicate that remedial action is necessary, then a subsequent order will cover such action. Based on currently available information, it is believed that the costs of the foregoing investigations, together with the past and future response costs of the EPA in overseeing such investigations, and other associated legal and engineering consulting costs, are likely to approximate $335,000. The Company has established a reserve in that amount in its financial statements.

    In the absence of the results of the above-referenced investigations, the Company is presently unable to evaluate and quantify further the scope or cost of any environmental response activity. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery in this regard, if practicable, from any other potentially responsible parties. The Company, in its pending rate case, is also seeking to establish an appropriate environmental cost deferral procedure for use in applying for appropriate rate recovery from the Missouri Public Service Commission; and the proposed settlement in such rate case contains such a deferral procedure.

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


6. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1993 Form 10-K.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Earnings for the quarter ended June 30, 1994 were a loss of $.18 per share compared with a loss of $.14 per share for the quarter ended June 30, 1993, restated to reflect the 2-for-1 stock split which became effective February 11, 1994. The weather for the quarter was 12% warmer than last year and 8% warmer than normal. The decrease in earnings is primarily attributable to lower gas sales arising from the warmer weather. Earnings also decreased due to higher costs of doing business.

     Utility operating revenues for the third quarter of fiscal year 1994 were $74.6 million compared with $76.0 million for the same quarter last year. The $1.4 million, or 1.8%, decrease is principally due to lower therm sales related to the warmer weather, partially offset by higher wholesale gas costs which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause. Therms sold and transported decreased by
9.1 million therms, or 6.0%, below the quarter ended June 30, 1993.

     Utility operating expenses for the quarter ended June 30, 1994 decreased by $.7 million, or .9%, below the same quarter last year. Natural and propane gas expense this quarter decreased $.7 million, or 1.9%, below last year primarily due to decreased volumes purchased for sendout resulting from the warmer weather, partially offset by higher rates charged by our suppliers. Other operation and maintenance expenses increased $1.5 million, or 6.6%, primarily due to (1) increased pension expense reflecting the recognition of gains applicable to lump-sum settlements during the quarter ended June 30, 1993 (no gains were recognized during the quarter ended
June 30, 1994) and higher net pension costs this quarter, (2) higher contract wage rates, and (3) increased group insurance charges.
Depreciation and amortization expense increased 3.0% due to additional property. Taxes, other than income taxes, decreased 1.8% primarily due to lower property taxes this quarter. The $1.5 million decrease in income taxes is principally due to lower taxable income. Income taxes also decreased due to the effect of tax adjustments made last year.

     The 3.5% increase in interest charges is mainly due to higher refunds due customers and increased short-term borrowings. These increases were partially offset by reduced long-term debt (reflecting reductions in certain long-term debt issues, partially offset by the issuance of $25 million of 6-1/4% First Mortgage Bonds in May 1993).

     Earnings for the nine months ended June 30, 1994 were $1.78 per share compared with earnings of $2.03 per share for the same period last year, restated for the stock split. The weather for the nine-month period this year was 2% warmer than last year and 2% warmer than normal. The decrease in earnings is primarily due to increases in the costs of doing business and the slightly warmer weather.

     Utility operating revenues for the first nine months of fiscal year 1994 increased by $24.8 million, or 5.5%, above the corresponding period of fiscal year 1993. This increase is principally due to higher wholesale gas costs (which are passed on to our customers under the Company's Purchased Gas Adjustment Clause), partially offset by the warmer weather. Therms sold and transported decreased by 8.2 million, or .8%, below the level during the nine months ended June 30, 1993.

     Utility operating expenses for the nine months ended June 30, 1994 increased by $28.7 million, or 7.1%, above last year. Natural and propane gas expense during the first nine months of fiscal 1994 increased $23.6 million, or 8.8%, above the same period a year ago. This increase is principally due to higher rates charged by our suppliers, partially offset by reduced sendout requirements (due to warmer weather). The $6.4 million, or 8.8%, increase in other operation and maintenance expenses is principally due to (1) increased pension expense reflecting the recognition of gains applicable to lump-sum settlements during the nine-month period ended June 30, 1993 (no gains were recognized during the nine-month period ended June 30, 1994) and higher net pensions costs, (2) higher contract wage rates, and
(3) increased maintenance charges. These increases were partially offset by a lower provision for uncollectible accounts this quarter. Depreciation and amortization expense increased 2.9% due to additional property. Taxes, other than income taxes, increased 2.0% primarily due to higher gross receipts taxes (reflecting increased revenues), partially offset by lower property taxes. The $2.4 million decrease in income taxes is principally due to lower taxable income and the effect of tax adjustments made last year. These decreases were partially offset by higher tax rates.

     The 2.0% decrease in interest charges is mainly due to reduced long-term debt (reflecting reductions in certain long-term debt issues, partially offset by the effect of the issuance of $40 million of 7-1/2% First Mortgage Bonds in November, 1992 and the issuance of $25 million of 6-1/4% First Mortgage Bonds in May, 1993), largely offset by higher short-term interest expense arising from increased short-term borrowings.

     On June 28, 1994, Company and Union representatives signed a new three-year labor agreement replacing the prior agreement which was to expire July 31, 1994. The new contract extends through July 31, 1997. The settlement resulted in wage increases of 3.5% in the first year, 3.25% the second year, and 3.25% the third year. Other employee benefit improvements will be effected during the three-year term.

     The Company filed a request (Case No. GR-94-220) with the Missouri Public Service Commission (MoPSC) on January 14, 1994 seeking approval of a general rate increase which would add $27.1 million to operating revenues on an annual basis. A settlement among all active participants to the proceeding has recently been reached which, among other things, would allow the Company an annual increase of $12.2 million. The parties have submitted the settlement to the MoPSC and, if approved, the increased rates are to be effective on September 1, 1994.

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions (OPEBS)" in the first quarter of fiscal year 1994. Under the provisions of SFAS No. 106, the estimated future cost of providing these postretirement benefits is recognized as an expense and a liability during the employees' service period. As permitted by SFAS No. 106, the liability for any unfunded accumulated postretirement benefit obligations existing at October 1, 1993, the date of initial application of the standard, is being recognized as a transition obligation and amortized over 20 years. The net postretirement benefit cost for fiscal 1994 is currently estimated to be $6.1 million, which represents a $1.9 million increase over estimated pay-as-you-go costs. In its 1992 rate case, the Company was authorized by the Missouri Public Service Commission (MoPSC) to recover OPEBS on a pay-as-you-go basis and to defer, as a regulatory asset, the difference between the accrued costs calculated under the provisions of SFAS No. 106 and the actual pay-as-you-go costs. However, in January 1993, the Emerging Issues Task Force (EITF) reached a consensus requiring more stringent accounting criteria necessary to record a regulatory asset. Since the 1992 MoPSC authorization was not in conformity with the 1993 EITF consensus, the Company has not recorded a regulatory asset to reflect rate recovery of these costs on a pay-as-you-go basis. However, in July 1994, a new state law was enacted which will require SFAS No. 106 accrued costs be recognized for ratemaking purposes provided that such costs are funded through an independent, external funding mechanism. In its current rate case (GR-94-
220), the Company requested rate recovery of its prospective SFAS No. 106 costs under the provisions of this new law. Recovery of such costs has been included as part of the proposed settlement recently submitted to the MoPSC.

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

    The Company had previously obtained supplemental lines of credit (on October 18, 1993) totalling $40 million for the period from October 18, 1993 to April 18, 1994. This resulted in lines of credit for the 1993-1994 heating season totalling $95 million to January 27, 1994, $85 million to February 28, 1994, and $80 million to April 18, 1994.

     Subsequently, the Company amended the October 18, 1993 agreements, which would have expired on April 18, 1994, to reduce the supplemental lines of credit thereunder to $20 million and extend these lines of credit until August 18, 1994. This resulted in current total lines of credit aggregating $60 million to August 18, 1994.

     The Company plans to obtain additional supplemental lines of credit with banks shortly, the extent of which has not been determined at this writing.

     During the first nine months of fiscal 1994, the Company sold commercial paper aggregating to a maximum of $95 million on January 20, 1994, but did not borrow from the banks under the above mentioned agreements. Short-term borrowings amounted to $44 million at July 31, 1994.

     The Company is subject to various federal, state and local laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. Prior to the widespread availability of natural gas, the Company operated various manufactured gas plants to produce gas as a source of fuel for lighting, cooking and heating. The Company closed the last of such plants in 1961. The process for manufacturing gas produced by-products and residuals, including hydrocarbons such as lamp black and coal tar. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency (the "EPA") has been engaged in a survey of a large number of former manufactured gas plant sites across the nation.

     In this regard, the Company and the EPA have information which indicates the presence of manufactured gas residuals on one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company is working with environmental authorities to develop a positive environmental response with respect to this site. In this vein, the Company and the EPA have entered into an Administrative Order on Consent ("AOC"), effective March 31, 1994, with regard to this site, which AOC provides for the Company to conduct certain investigative activities, i.e. a removal site evaluation and an engineering evaluation cost analysis, and to reimburse the EPA for past response costs of $3,773 and for future response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If the above investigations indicate that remedial action is necessary, then a subsequent order will cover such action. Based on currently available information, it is believed that the costs of the foregoing investigations, together with the past and future response costs of the EPA in overseeing such investigations, and other associated legal and engineering consulting costs, are likely to approximate $335,000. The Company has established a reserve in that amount in its financial statements.

     In the absence of the results of the above-referenced investigations, the Company is presently unable to evaluate and quantify further the scope or cost of any environmental response activity. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery in this regard, if practicable, from any other potentially responsible parties. The Company, in its pending rate case, is also seeking to establish an appropriate environmental cost deferral procedure for use in applying for appropriate rate recovery from the Missouri Public Service Commission; and the proposed settlement in such rate case contains such a deferral procedure.

     Construction expenditures for the nine months ended June 30, 1994 were $28.2 million compared with $29.6 million for the same period last year.

     Capitalization at June 30, 1994 (excluding current redemption requirements of long-term debt) increased $14.6 million since September 30, 1993 and consisted of 56.7% common stock equity, .5% preferred stock and 42.8% long-term debt.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         During the quarter ended June 30, 1994, there were no new legal proceedings required to be disclosed. In addition, for discussion of environmental matters, see Note 5 to the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K


         The Company filed no reports on Form 8-K during the quarter ended June 30, 1994.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  August 12, 1994                               R. J. CARROLL
                                                  -------------------
                                                     R. J. Carroll
                                              Sr. Vice President - Finance
                                              (Authorized Signatory and
                                               Chief Financial Officer)

                             INDEX TO EXHIBITS




Exhibit No.         Exhibit                                        Page
- - -----------         -------                                        ----

10                  Amendment and Extension dated April 18,         21
                    1994 of Line of Credit Agreement dated
                    October 18, 1993 among Laclede Gas
                    Company, Chemical Bank, The Boatmen's
                    National Bank of St. Louis and Mercantile
                    Bank of St. Louis National Association.