Form 10-K
period 1994-09-30
LACLEDE GAS CO
filed 1994-12-23
CIK 57183

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1994
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________
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

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each stock exchange
     Title of each class                        on which registered
       Common Stock - $1 par value           New York and Chicago
       Common Stock Purchase Rights          New York and Chicago

Securities registered pursuant to Section 12(g) of the Act:
     Title of each class
       Preferred Stock - $25 par value
          (5% Series B Preferred Stock and
          4.56% Series C Preferred Stock)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
     The aggregate market value of the Common Stock of the Company, none of which is owned by an affiliate, at October 31, 1994 was $326,700,576.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this
report.                       15,670,023

Incorporated by Reference:                           Form 10-K Part
     Proxy Statement dated December 27, 1994*              III
     Index to Exhibits is found on page 58.

* The information under the captions "Compensation Committee Report Regarding Compensation" and "Performance Graph" on pages 14-17 is NOT incorporated by reference.

                                 PART I

Item 1.  Business

Laclede Gas Company is a public utility engaged in the retail distribution and transportation of natural gas. The Company, which is subject to the jurisdiction of the Missouri Public Service Commission, serves the City of St. Louis, St. Louis County, the City of St. Charles, and parts of St. Charles County, the town of Arnold, and parts of Franklin, Jefferson, St. Francois, Ste. Genevieve, Iron, Madison and Butler Counties, all in Missouri. As an adjunct to its gas distribution and transportation business, the Company operates underground natural gas storage fields and is engaged in the transportation and storage of liquid propane. The Company has engaged in exploration for and development of natural gas on a utility and non-utility basis. The Company has also made investments in other non-utility businesses as part of a diversification program.

NATURAL GAS SUPPLY

Federal Energy Regulatory Commission (FERC) Order 636 requires interstate natural gas pipeline companies to offer unbundled, or separate, gas transportation and storage services and to discontinue their bundled merchant sales operation, which included gas acquisition as well as related storage and transportation service.

In December 1992, the Mississippi River Transmission Corporation (MRT), Laclede's principal supplier at that time, filed its initial restructuring plan, which after careful analysis, Laclede concluded was unacceptable. The two companies were unable to develop an acceptable restructuring plan that would meet the requirements of Order 636 and provide Laclede with the long-term gas supply assurances provided by Laclede's previous contract with MRT. As as result, the long-term supply contract between Laclede and MRT was terminated on November 1, 1993.

To replace the MRT contract, the two companies have entered into an agency agreement in which Laclede is responsible for acquiring its own gas supplies and making transportation and storage arrangements to get such supplies to MRT's pipeline system. MRT, as Laclede's agent, is responsible for administering, much as it historically has done, the various functions (such as scheduling day-to-day gas supply and transportation, and managing storage requirements, all in accord with Laclede's needs) for deliveries to Laclede in a manner that will achieve for Laclede maximum operational efficiency and economy. MRT has agreed to advise and assist Laclede in locating sources of gas and helping to negotiate purchases from these sources. On November 1, 1993, the new agency relationship and unbundled pipeline services went into effect.

The Company's supply agreements applicable to Missouri Pipeline Company were structured in a manner that is more compatible with Order 636 and need not be terminated in order to reconcile it with that Order.

Gas for producing areas is transported through interstate "upstream" pipelines into the pipeline systems of Mississippi River Transmission Corporation (MRT) and Missouri Pipeline Company (MPC) for delivery to Laclede's service area. Under FERC Order 636, Laclede was allocated a part of such upstream firm transportation pipeline capacity, which connects MRT's system to the gas production basins and off-shore platforms, as well as a share of MRT's underground gas storage capacity. Most of such storage capacity is located in northern Louisiana. Wherever possible, Laclede negotiated revisions or reformed the gas transportation agreements MRT formerly had with the three primary transporters of gas into MRT's pipeline system. The new arrangements increased Laclede's operational flexibility as compared to MRT's purchasing the transportation services and also provided reduced unit costs. Laclede also has been able to release firm transportation capacity to other gas users when it was not required for use by the Company's own customers. This resulted in reducing Laclede's overall gas costs during 1994 by almost $3.1 million.

In order to meet its gas supply requirements in the restructured environment of the interstate natural gas pipeline industry, Laclede put in place last year arrangements to purchase gas directly from producers and marketers. In making such arrangements Laclede has had the twofold objectives of: (1) insuring that the gas supplies it acquires are dependable and will be delivered when needed; and (2) insofar as is compatible with that dependability, that the gas purchased will be reasonably and economically priced.

Consonant with those intertwined objectives Laclede acquired its purchased gas supplies from three different producing basins - Mid-Continent, Gulf Coast and offshore - and also concentrated its firm purchases of gas with major suppliers which own or have large natural gas reserves available to them. Long-term agreements were negotiated in 1994 between Laclede and subsidiaries of two of the ten largest gas producers in the United States - Amoco and Arco. The Amoco agreement involves the reformation of two existing MRT agreements with Amoco to better suit Laclede's requirements and to involve Amoco in a long-term commitment to the St. Louis market.

The Arco agreement will provide significant firm long-term gas supplies to Laclede and its customers with an initial term extending to 1999. While reliablity of supply is Laclede's first gas supply imperative, the Company's arrangements also have met the second objective of being reasonably priced insofar as is consistent with obtaining long-term, firm commitments from suppliers.

During fiscal 1994, Laclede Gas Company purchased natural gas from a diverse group of 32 suppliers to meet its current market and storage injection requirements. Natural gas purchased by Laclede and delivered to St. Louis through the MRT system during fiscal 1994 totalled 80.8 billion cubic feet, including 5.1 Bcf purchased directly from MRT in October 1993 before Order 636 was implemented. Purchases through the MPC system during fiscal 1994 totalled 12.5 Bcf, all of which was purchased pursuant to the Company's long-term firm supply contract with ESCO Energy, Inc. The long-term ESCO agreement provides for the delivery and purchase of up to 55,000 MMBtu of gas per day through the various MPC interconnects in St. Charles and Franklin counties.

It must be pointed out that the FERC-ordered new supply system has only been effective for the past year and that the past winter was warmer than normal, not only in Laclede's service area but in most areas of the country. The new system has not been tested on severely cold days over a long and protracted cold winter, and Laclede's management has some concern about how well this FERC ordered system will perform for the gas industry under such weather conditions. This concern underlies the Company's insistence on supply reliability as being the most important requirement of its gas supply portfolio.

The peak day sendout of 1,113,000 MMBtu occurred on Tuesday, January 18, 1994, when the average temperature was -1 degree Fahrenheit. This peak day sendout was met by using 632,000 MMBtu of gas purchased and transported using the MRT system, 301,000 MMBtu of gas withdrawn from Laclede's storage facilities, 84,000 MMBtu of propane, 60,000 MMBtu of gas purchased under the Company's long-term gas supply contract with ESCO Energy, Inc., and 36,000 MMBtu of gas not owned by the Company that was transported for Laclede customers. Temperatures during the heating season on average were 3% warmer than fiscal 1993 and 1% warmer than normal. The Company sold and transported 1,070.1 million therms of gas this year, a decrease of 10.0 million therms from fiscal 1993.


UNDERGROUND NATURAL GAS STORAGE

The Company has entered into a firm storage service agreement with MRT for approximately 23.5 billion cubic feet of allocated storage capacity on MRT's system located primarily in Unionville, Louisiana. MRT's tariffs provide for injections into the allocated storage capacity between May 16 through November 15. The Company must withdraw all but 2.3 Bcf during the November 16 through May 15 period.

The Company supplements flowing pipeline gas with natural gas withdrawn from its underground storage fields located in St. Louis and St. Charles Counties. The fields are designed under normal operations to provide 357,000 MMBtu of natural gas withdrawals on a peak day, and annual withdrawals of approximately 5,500,000 MMBtu based on the inventory level which the Company plans to maintain.

PROPANE SUPPLY

Laclede Pipeline Company, a wholly owned subsidiary, owns and operates a propane pipeline which connects the parent company's 800,000-barrel (approximately 33,000,000 gallons) propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. Liquid propane gas is transported through this pipeline for delivery to the parent company for storage, to be ultimately vaporized and used during those periods of operation when the natural gas supply has to be supplemented to meet the peak demands of the distribution system. The Company's contract with Phillips Petroleum Company provides for delivery of up to 35 million gallons of propane annually through March 31, 1999, and year to year thereafter unless terminated by either party.

EXPLORATION AND DEVELOPMENT

The Company's exploration and development activities are segregated into two distinct functions: utility and non-utility. Under the utility program, the Company has participated in drilling 96 wells over its twenty-three year span with 52 of the wells being commercially productive. Since 1981, this program has been limited to development activities. Capital expenditures in recent years have not been significant, amounting to $10,000 in 1994, $84,000 in 1993 and $50,000 in 1992, for the utility program.

Beginning in 1981, the Company continued its search for gas and oil discoveries through Laclede Energy Resources, Inc. (LER), a wholly owned, non-utility subsidiary, which is the general partner in LIMA RESOURCES ASSOCIATES, a limited partnership in which Laclede Energy Resources, Inc. holds a 39.6% interest. LIMA has four limited partners, three of which are subsidiaries of gas transportation and/or distribution companies, each holding an interest of 19.8%. The remaining limited partner, a stock brokerage firm, has a 1.0% interest.

Laclede's non-utility exploratory drilling program to date has involved participation in drilling a total of 92 wells. Fifty of these wells were successfully completed after testing commercial quantities of hydrocarbon reserves. Forty-two wells were plugged and abandoned. The investment in the program changed only slightly during 1994, 1993 and 1992. Presently, Laclede is not actively seeking new gas and oil exploration discoveries through LIMA, or otherwise.


REGULATORY MATTERS

The implementation of unbundled services on MRT's system, pursuant to FERC Order 636, necessitated a change in Laclede's Purchased Gas Adjustment Clause (PGA). Accordingly, on October 1, 1993, Laclede filed a revised PGA clause with the Missouri Public Service Commission (MoPSC) to enable the Company to continue to flow through to its customers any increases or decreases in the Company's cost of purchased gas. The MoPSC approved such filing on October 29, 1993.

The Company is currently involved in a proceeding before the MoPSC regarding the operation of PGA clauses. The Company expects that its operation of the PGA clause will be reviewed in the context of the changed environment in which the Company and other local distributors are required to buy their gas from unregulated producers and marketers instead of from the formerly regulated interstate pipelines.

The cost of buying natural gas at the wellhead and the associated cost of transporting it to the St. Louis area account for about 60% of Laclede's total operating costs. Thus, the Commission's proceeding concerning the PGA clause is of vital importance for the future. Laclede is doing everything possible to see to it that any modifications in the PGA will not restrict the Company's ability to promptly adjust rates to reflect changes in wholesale gas costs.

The new system, with its requirement that local distributors obtain their own gas supplies and arrange for all required storage and pipeline transportation services, imposes a much greater degree of risk and responsibiltiy upon the gas distributor and relieves the interstate gas pipeline company of a similar risk and responsibility. Laclede believes that regulatory commissions throughout the nation should take into account this change in risk in setting the permissible rate of return allowed to the gas distribution companies which they regulate.

As previously reported, MRT asked the FERC in October 1992 to approve higher rates for its bundled gas sales service, as well as for the use of its separate gas transportation and gas storage services. In April 1993, MRT was able to put the proposed new rates into effect, subject to refund to the extent not fully approved by the FERC. Then, in July 1994, the FERC approved a settlement that eliminated virtually all of MRT's proposed rate increase and brought Laclede refunds of almost $10 million, which the Company had paid MRT while the higher rates were in effect. These refunds are being passed through to Laclede's customers.

The settlement also resolved a dispute over MRT's transition costs involved in the FERC-ordered restructuring of the gas pipeline industry. With Laclede and other gas distributors now purchasing their gas supplies directly from producers and marketers, MRT has had to buy out certain long-term gas supply contracts that the pipeline company entered into when it had an obligation to provide Laclede and its other customers with their supplies of gas. In order to carry out the restructuring without loss to the pipeline companies, the FERC is allowing them to recover from their customers the costs of their contract buyouts. As part of the July 1994 rate case settlement, MRT agreed not to seek recovery from Laclede and its other customers of about 11% of the amount originally proposed to cover its gas supply transition costs.

In June 1994, Laclede's persistent efforts to resolve a long-standing dispute with United Gas Pipe Line Company (United), the former leading supplier of gas to MRT, resulted in a settlement, which brought Laclede and its customers refunds of $8 million. The case, which had been pending for years before FERC and the U.S. Court of Appeals in Washington, D.C., began when Laclede sought refunds arising out of a 1985 United rate case and certain questionable gas accounting practices of United. The refunds were paid to Laclede by the successor corporation of United, the Koch Gateway Pipeline Company.

In January 1994, Laclede filed new rates with the MoPSC seeking a general rate increase of $27.1 million annually. The Commission suspended those rates from becoming effective and entered into a rate case investigation and hearings thereon. In July 1994, a settlement was reached among the Commission Staff, Laclede and the other parties who had intervened in the rate case. This settlement was approved by the MoPSC on August 23, 1994. Under the settlement, Laclede was permitted to file rates to become effective September 1, 1994, which are designed to increase the Company's revenues by $12.2 million annually. Laclede accepted the settlement believing the lower amount preferable to further litigation and delays in obtaining the much-needed rate relief. A major part of the increase was a $1.50 per month increase in the Company's customer charge, a flat monthly charge applicable to the bills of all customers. This will make the major portion of the increase granted the Company less subject to the impact of higher gas rates on low-income customers, many of whom live in poorly insulated houses.

OTHER PERTINENT MATTERS

The business of the Company is subject to a seasonal fluctuation with the peak period occurring in the winter season.

                                  *****

As of September 30, 1994, the Company had 2,151 employees, which includes 2 part-time employees.
                                  *****

The Company has a labor agreement with Locals 5-6 and 5-194 of the Oil, Chemical and Atomic Workers International, two unions which represent most of the Company's employees. On June 28, 1994, Company and Union representatives signed a new three-year labor agreement replacing the prior agreement which was to expire July 31, 1994. The new contract extends through July 31, 1997. The settlement provides for wage increases of 3.5% in the first year, 3.25% the second year, and 3.25% the third year. Other employee benefit improvements will be effected during the three-year term.

                                  *****

The Company's business has monopoly characteristics in that it is the only distributor of natural gas within its (franchised) service area. The principal competition is the local electric company. Other competitors in Laclede's service area include two major suppliers of fuel oil, a major supplier of coal, numerous suppliers of liquefied petroleum gas in outlying areas, and in a portion of downtown St. Louis, a district steam system. Gas for househeating, certain other household uses, and commercial and industrial space heating is now being sold by Laclede at prices generally lower than are charged for competitive fuels and other energy forms. Coal is competitive as a fuel source for very large boiler plant loads, but environmental concerns have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels vary widely in price throughout the year, thus limiting the competitiveness of these fuels. In certain cases, district steam has been competitive with gas for downtown area heating users. In the past five years, Laclede has converted 53 steam customers representing approximately 2.1 million annual therms.

Laclede's residential, commercial, and small industrial markets, representing 90% of sales, remain committed to gas. The Company knows of no reason why natural gas should not continue generally to have a price advantage over electricity and other forms of energy in the foreseeable future. The Company's exposure to price competition is not presently a substantial factor and exists primarily in the large industrial and commercial boiler fuel market where coal is the competing form of energy.

Laclede offers gas transportation service to its large user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which Laclede would have received under its regular sales rates. The availability of gas transportation service and favorable spot market prices for natural gas during certain times of the year may offer additional competitive advantages to Laclede and new opportunities for cogeneration and large tonnage air conditioning applications.

                                  *****

The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. Prior to the widespread availability of natural gas, the Company operated various manufactured gas plants, the last of which was closed in 1961. The process for manufacturing gas produced by-products and residuals, including hydrocarbons such as lamp black and coal tar. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency (EPA) has been engaged in a survey of a large number of former manufactured gas plant sites across the nation.

In this regard, the Company and the EPA have determined that manufactured gas residuals are present at one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company and the EPA have entered into an Administrative Order on Consent (AOC), effective
March 31, 1994, with regard to this site. The AOC provides for the Company to conduct certain investigative activities (i.e., a removal site evaluation and an engineering evaluation cost analysis), and to reimburse the EPA for response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If remedial action is necessary, then a subsequent order will cover such action. Based on currently available information, management believes that the costs of the foregoing investigations, response costs of the EPA in overseeing such investigations, and other associated legal and engineering consulting costs are likely to approximate $380,000. At September 30, 1994, $135,000 has been paid and a liability of $245,000 remains to cover future payments.

The Company is presently unable to evaluate and quantify further the scope or cost of any environmental response activity. However, the Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery, if practicable, from any other potentially responsible parties.

An environmental cost deferral procedure was established by the Missouri Public Service Commission in the Company's recent rate case, effective September 1, 1994, for use by the Company in applying for appropriate rate recovery of various investigation, remediation and other costs to be incurred by the Company in connection with former manufactured gas plant sites. The authorization to begin deferring such costs shall only be triggered to the extent that the cumulative liability incurred by the Company during the deferral period is not offset by the cumulative costs of $250,000 per year reflected in the Company's current rates. In the event the cumulative liability incurred by the Company for such costs during the deferral period is less than the cumulative amount of such annualized costs reflected in the rates approved in the settlement, then the Company shall refund the difference. The above authorization will become null and void if the Company does not file for a general rate increase by September 1, 1996, and, in any event, the recovery of costs deferred thereunder is subject to challenge in future rate cases.

                                  *****

At the Annual Meeting held on January 27, 1994, the Company's share owners approved an amendment which increased the authorized common stock to 50,000,000 shares with a new par value of $1.00 per share and reclassified the par value of the outstanding common stock from $2.00 to $1.00 per share. These changes were approved in connection with a 2-for-1 stock split authorized by the Board of Directors which became effective February 11, 1994.

Share owners approved an amendment to the Company's Dividend Reinvestment Plan at the January 27, 1994 meeting to permit cash purchases of common stock through the Plan, with a minimum purchase of $100 per calendar quarter up to a maximum purchase of $30,000 per calendar year. The amendement also provides for the issuance of common shares by the Company to provide shares purchased under the Plan. The Company filed a Registration Statement for the Plan with the Securities and Exchange Commission on February 22, 1994. During fiscal 1994, 83,561 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan.

                                   *****

Customers and revenues contributed by each class of customers for the last three fiscal years are as follows:

   Revenues $(000)
                                        1994          1993           1992
                                        ----          ----           ----
    Residential                     $363,058      $348,494       $281,325
    Commercial & Industrial          142,042       136,462        117,744
    Interruptible                      1,966         2,455          2,684
    Transportation                    14,898        11,437         12,431
    Exploration & Development          1,600         1,488          1,392
    Provision for Refunds             (3,770)            -              -
    Other                              4,072         3,612          2,614
                                    --------      --------       --------
         Total                      $523,866      $503,948       $418,190
                                    ========      ========       ========

    Customers (End of Period)           1994          1993           1992
                                        ----          ----           ----

    Residential                      559,225       555,467        552,141
    Commercial & Industrial           36,684        36,514         36,241
    Interruptible                         14            13             17
    Transportation                       124           115            107
                                     -------       -------        -------
         Total                       596,047       592,109        588,506
                                     =======       =======        =======

                                  *****

The Company has, or in one instance is seeking renewal of, franchises having initial terms varying from five years to indefinite duration. All of the franchises are free from unduly burdensome restrictions. The foregoing are adequate for the conduct of its public utility business in the State of Missouri as now conducted.

                                  *****

Laclede Investment Corporation, a wholly owned subsidiary, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Investment, engaged in the exploration and development of oil and gas properties on a non-utility basis. Exploration and development projects were conducted through LIMA RESOURCES ASSOCIATES, a limited partnership. As general partner, Laclede Energy Resources has a 39.6% interest in LIMA. Laclede Energy is not presently actively seeking new gas and oil exploration discoveries through LIMA, or otherwise.

Laclede Gas Family Services, Inc., a wholly owned subsidiary of Laclede Energy Resources, Inc., is a registered insurance agency in the State of Missouri. It is currently promoting the sale of supplemental hospital-ization, accident, supplemental medicare and life insurance by Life Insurance Company of North America, Washington National Insurance Company and Fidelity Security Life Insurance Company.

Laclede Development Company, a wholly owned subsidiary, is engaged in participation in real estate development, primarily through joint ventures. In December 1987, Laclede Development made an investment of $5.8 million in a 10.25%, 16-year convertible debenture issued by Germania Bank, a St. Louis-based federal savings institution. The debenture permitted conversion into 577,000 common shares of Germania stock at $10 per share. On June 22, 1990, government regulators placed Germania Bank in conservatorship, and appointed the Resolution Trust Corporation (RTC) as Conservator for the Bank. The Company recorded, in fiscal 1990, a provision for the possible write-off of this investment. In September 1992, Laclede learned that a former senior executive of Germania Bank had pleaded guilty to participating in a criminal conspiracy to defraud former bank investors, including Laclede. On September 18, 1992, Laclede filed a lawsuit in the U. S. District Court for the Eastern District of Missouri against the executive and against the RTC, as Receiver for Germania, alleging that Germania engaged in fraud, negligent misrepresentation, breach of contract, and violation of securities law by establishing inadequate loan loss reserves and withholding information in this regard from Laclede, and that the RTC had knowledge of the actionable wrong-doing but did not disclose to Laclede its existence, nature, extent or substance. On November 19, 1992, criminal indictments were issued in Missouri and Illinois charging fraud by certain additional former Germania senior executives, and, based upon such indictments, Laclede promptly amended its lawsuit to name such additional persons as defendants. On November 10, 1993, the jury in the Illinois criminal trial found the two senior executives who were indicted in Illinois guilty on all charges. Laclede Development's civil suit was transferred to the U.S. District Court for the Southern District of Illinois. The RTC and other defendants have vigorously contested Laclede's civil suit.

Laclede Venture Corp., a wholly owned subsidiary of Laclede Development Company has a 28.5% interest in the LBP Partnership, a general partnership. LBP was engaged in research and development of light beam profiling technology for the production of portrait sculpture and for use in other applications. After conducting market testing, LBP decided to cease its efforts to exploit the portrait sculpture application of this technology. A third party has been licensed to look into the possibility of further development of the technology for non-portrait sculpture applications, but LBP is not presently earning or receiving any compensation from any such licensing or development.

The lines of business which constitute the non-utility activities of the corporate family are not considered significant as defined.

Item 2.  Properties

The principal utility properties of Laclede consist of approximately 7,352 miles of gas main and related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of the Company's utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights which are of indefinite duration and the general office building. The current lease on the general office building extends through February 2000 with options to renew for up to 20 additional years.

Laclede Gas Company jointly owns oil and gas properties in Texas, Oklahoma and Louisiana.

The non-utility properties of Laclede do not constitute a significant portion of the properties of the Company.

Item 3.  Legal Proceedings

For a discussion of environmental matters, see Part I, Item 1, Business, Other Pertinent Matters.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1994.

EXECUTIVE OFFICERS OF REGISTRANT
Name, Age, and Position with Company                     Appointed (1)

R. C. Jaudes, Age 60
  Chairman, President and Chief Executive Officer        January 27, 1994
  President and Chief Executive Officer                  August 1, 1991
  President and Chief Operating Officer                  October 1, 1990
  Executive Vice President -
    Operations and Marketing                             July 1, 1989

H. Elliott, Jr., Age 61
  Senior Vice President - Administrative Services        January 23, 1992
  Vice President - Administration                        January 27, 1977

D. L. Godiner, Age 61
  Senior Vice President - General Counsel
    and Secretary                                        January 24, 1991
  Vice President - General Counsel and Secretary         September 1, 1990
  Vice President and General Counsel                     January 22, 1981

R. J. Carroll, Age 57
  Senior Vice President - Finance and Chief
    Financial Officer                                    January 27, 1994
  Vice President - Finance and Chief Financial
    Officer                                              January 23, 1992
  Vice President and Controller                          January 24, 1991
  Assistant Vice President - Accounting                  January 28, 1988

J. G. Hofer, Age 57
  Vice President - Operations                            July 1, 1992
  (Superintendent of Operations)                         July 1, 1991
  (Chief Engineer - Director of
    Support Services)                                    February 1, 1991
  (Superintendent - Engineering
    and Support Services)                                April 1, 1988

R. M. Lee, Age 53
  Senior Vice President - Marketing                      January 27, 1994
  Vice President - Marketing                             January 22, 1987

M. E. McMillian, Age 48
  Vice President - Human Resources                       September 22, 1983

G. T. McNeive, Age 52
  Vice President - Associate General
    Counsel                                              January 27, 1994
  Assistant Vice President - Associate
    General Counsel                                      September 1, 1992
  (Associate General Counsel)                            August 1, 1986

J. Moten, Jr., Age 53
  Vice President - Community Relations                   January 27, 1994
  (Director of Community Affairs/Conservation)           November 1, 1986

K. J. Neises, Age 53
  Senior Vice President - Federal Regulatory
    Affairs                                              January 27, 1994
  Vice President - Federal Regulatory Affairs            October 27, 1988

P. J. Palumbo,  Age 49
  Vice President - Industrial Relations                  September 1, 1992
  (Director of Industrial Relations) (2)                 January 7, 1991

D. H. Yaeger, Age 45
  Senior Vice President - Operations, Gas
    Supply and Technical Services                        January 27, 1994
  Vice President - Operations, Gas Supply
    and Technical Services                               September 1, 1992
  Vice President - Planning (3)                          December 1, 1990

V. O. Steinberg, Age 56
  Vice President - Treasurer and Assistant
    Secretary                                            January 27, 1994
  Treasurer and Assistant Secretary                      September 1, 1990
  Assistant Secretary-Treasurer                          September 28, 1978

( ) Indicates a non-officer position.
(1) Officers of Laclede Gas Company are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".
(2) Mr. Palumbo served as Senior Vice President - Resource Management at Peabody Development Company from 1985 through 1990.
(3) Mr. Yaeger served as Executive Vice President of Arkla Energy Marketing company from April 1990 through November 1990; and prior to that he was employed at Mississippi River Transmission Corporation as its Vice President - Marketing from September 1982 to July 1986; Senior Vice President - Marketing from July 1986 to April 1988; and Executive Vice President from April 1988 through April 1990.

                                 Part II

Item 5.  Market for the Registrant's Common Equity and Related Share Owner
         Matters

The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At September 30, 1994, there were 11,564 holders of record of the Company's common stock.

Common Stock Market and Dividend Information

                         Price Range           Dividends
Fiscal 1994             High      Low          Declared
- --------------------------------------------------------
1st Quarter             25        23             $.305
2nd Quarter             25-5/8    23-1/2         $.305
3rd Quarter             24-5/8    21             $.305
4th Quarter             22-3/4    20-5/8         $.305

Fiscal 1993
- --------------------------------------------------------
1st Quarter             20-1/2    17-7/8         $.30
2nd Quarter             22        20             $.305
3rd Quarter             23-5/8    21-1/2         $.305
4th Quarter             25        23-3/8         $.305


Note: Restated to reflect a 2-for-1 stock split effective February 11, 1994.


Item 6.  Selected Financial Data
                                      Fiscal Years Ended September 30
(Thousands Except Per Share     1994      1993      1992      1991     1990
 Amounts)                       ----      ----      ----      ----     ----
Summary of Operations

Utility Operating Revenues  $523,866  $503,948  $418,190  $438,050 $470,824
                            -----------------------------------------------
Utility Operating Expenses:
 Natural and propane gas     308,515   291,057   235,562   254,288  292,186
 Other operation expenses     84,906    81,027    73,521    73,811   71,680
 Maintenance                  18,351    16,693    15,358    14,309   14,890
 Depreciation & amortization  19,332    18,704    18,033    17,048   16,401
 Taxes, other than
  income taxes                42,627    41,061    35,333    35,289   36,958
 Income Taxes                 12,517    14,997     8,272    10,795    6,717
   Total utility operating  -----------------------------------------------
    expenses                 486,248   463,539   386,079   405,540  438,832
                            -----------------------------------------------
Utility Operating Income      37,618    40,409    32,111    32,510   31,992
Allowance for Funds Used
 During Construction             203       186       377       156      126
Miscellaneous Income and
 Income Deductions - Net         790       785     1,400     1,950   (1,912)
                            -----------------------------------------------
Income Before Interest
 Charges                      38,611    41,380    33,888    34,616   30,206
                            -----------------------------------------------
Interest Charges:
 Interest on long-term
  debt                        12,626    14,415    13,803    13,062   12,222
 Other interest charges        3,768     1,798     1,811     1,524    1,081
                            -----------------------------------------------
    Total Interest Charges    16,394    16,213    15,614    14,586   13,303
                            -----------------------------------------------
Income Before Cumulative
 Effect of Change in
 Accounting                   22,217    25,167    18,274    20,030   16,903
Cumulative Effect of Change
 in Accounting                     -         -         -         -    1,650
                            -----------------------------------------------
Net Income                    22,217    25,167    18,274    20,030   18,553
Dividends on Preferred Stk        97        97        97        97       99
                            -----------------------------------------------
Earnings Applicable to
 Common Stock               $ 22,120  $ 25,070  $ 18,177  $ 19,933 $ 18,454
                            ===============================================
Earnings Per Share of
 Common Stock*:
 Before Cumulative Effect of
  Change in Accounting         $1.42     $1.61     $1.17     $1.28    $1.08
 Cumulative Effect of Change
  in Accounting                    -         -         -         -      .10
                            -----------------------------------------------
                    Total      $1.42     $1.61     $1.17     $1.28    $1.18
                            ===============================================

*Common share and per share amounts have been restated to reflect a 2-for-1 stock split effective February 11, 1994.

Item 6.  Selected Financial Data (Continued)
                                      Fiscal Years Ended September 30
(Thousands Except Per Share    1994      1993      1992      1991      1990
  Amounts)                     ----      ----      ----      ----      ----
Dividends Declared -
  Common Stock             $ 19,054  $ 18,938  $ 18,703  $ 18,703  $ 18,396
Dividends Declared Per
  Share of Common Stock*      $1.22     $1.215    $1.20     $1.20     $1.18

Utility Plant
Gross Plant-End of Period  $709,563  $677,613  $643,587  $605,298  $572,210
Net Plant-End of Period     411,677   390,826   367,287   339,317   316,278
Construction Expenditures    39,193    40,880    44,660    38,291    29,211
Property Retirements          6,757     6,135     5,693     5,196     3,170
Total Assets                608,295   515,312   470,463   501,149   436,647

Capitalization -
  End of Period
Common Stock and Paid-In
  Capital                  $ 45,638  $ 43,702  $ 43,702  $ 43,702  $ 43,701
Retained Earnings           173,318   170,252   164,120   164,646   163,416
Treasury Stock              (24,017)  (24,017)  (24,017)  (24,017)  (24,017)
                            -----------------------------------------------
    Common Stock Equity     194,939   189,937   183,805   184,331   183,100
Redeemable Preferred Stk      1,960     1,960     1,960     1,960     1,966
Long-Term Debt              154,211   165,745   146,640   164,822   129,813
                           ------------------------------------------------
  Total Capitalization     $351,110  $357,642  $332,405  $351,113  $314,879
                           ================================================

Shares of Common Stock
 Outstanding-End of Period*  15,670    15,586    15,586    15,586    15,586
Book Value Per Share*         $12.44    $12.19    $11.79    $11.83    $11.75


*Common share and per share amounts have been restated to reflect a 2-for-1 stock split effective February 11, 1994.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Earnings applicable to common stock for the fiscal year ended September 30, 1994 were $22.1 million, compared with $25.1 million for 1993 and $18.2 million for 1992. Earnings per share of common stock based on average shares outstanding were $1.42 in 1994, compared with $1.61 in 1993 and $1.17 in 1992, restated to reflect the 2-for-1 stock split effective February 11, 1994. The $.19 per share decrease in fiscal 1994 (from fiscal 1993) was primarily due to increases in the costs of doing business and decreased sales volumes arising from warmer weather. These decreases were partially offset by the one-month benefit of a general rate increase effective September 1, 1994, designed to increase revenues by $12.2 million on an annual basis. The $.44 per share increase in earnings in fiscal 1993 (over fiscal 1992) was principally due to higher sales arising from colder weather. Increases in the costs of doing business were essentially offset by the benefit of the Company's general rate increase, which was placed in effect September 1, 1992. Weather in the metropolitan St. Louis area was 1% warmer than normal in 1994, 2% colder than normal in 1993, and 15% warmer than normal in 1992.

Utility operating revenues for fiscal year 1994 increased $20.0 million, or 4.0%, above fiscal 1993, and 1993 increased $85.7 million, or 20.5%, above fiscal 1992. The 1994 increase was due to higher wholesale gas costs of $21.3 million (which are passed on to customers in accordance with the Purchased Gas Adjustment Clause) and increased revenues arising from the general rate increase effective September 1, 1994 of $.9 million. These increases were partially offset by lower therms sold and transported (principally due to the warmer weather) and other variations netting to $2.2 million. The 1993 increase in revenues, compared with 1992, was largely due to higher therms sold (reflecting the significantly colder weather) and minor factors totalling $34.1 million, higher PGA levels of $38.4 million, and increased revenues arising from the general rate increase effective September 1, 1992 of $13.2 million. Therms sold and transported for 1994 were 1,070.1 million compared with 1,080.1 million in 1993 and
971.5 million in 1992.

Utility operating expenses increased $22.7 million, or 4.9%, in fiscal 1994, and 1993 increased $77.4 million, or 20.0%, above fiscal 1992. Natural and propane gas expense increased $17.5 million in 1994 reflecting higher natural gas prices, partially offset by reduced volumes required for sendout. In 1993, natural and propane gas expense increased $55.5 million due to increased volumes purchased for sendout and higher natural gas prices. Other operation and maintenance expenses increased $5.5 million, or 5.7%, in 1994 mainly due to increased pension expense of $5.9 million, reflecting the effect of recognition in fiscal 1993 of gains arising from significant lump-sum settlements (no such gains were recognized during fiscal 1994) coupled with higher net pension costs this fiscal year. This increase was partially offset by several changes netting to a $.4 million reduction in expense. These include a lower provision for uncollectibles, reduced group insurance expenses, and other reductions in expense; the benefits of which were largely offset by increased expense resulting from the adoption of Statement of Financial Accounting Standard (SFAS) No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", increased maintenance requirements, and higher contract wage rates. In 1993, other operation and maintenance expenses increased 9.9% reflecting increased group insurance charges, higher distribution and maintenance charges, increased wage rates, and other increases in the costs of doing business. Depreciation and amortization expense increased 3.4% in 1994 and 3.7% in 1993 primarily as a result of additional depreciable property. Taxes, other than income taxes, increased 3.8% in 1994 principally due to higher gross receipts taxes (reflecting increased revenues). In 1993, taxes, other than income taxes, increased 16.2% primarily due to higher gross receipts taxes and increased property taxes. The variations in income tax expense are mainly due to changes in income, and as a result of tax adjustments recorded in 1993 related to prior years.

Miscellaneous income and income deductions (net of applicable income tax expense) in 1994 were essentially the same as 1993, while 1993 was $.8 million lower than 1992 reflecting lower interest income on temporary cash investments.

Interest expense increased by 1.1% in fiscal 1994 primarily due to increased short-term debt, largely offset by reduced interest on long-term debt (reflecting the benefit of redemptions of First Mortgage Bonds totalling $51.7 million in fiscal 1993 and $12.0 million in fiscal 1994, partially offset by the effect of the issuance of $40 million of 7-1/2% First Mortgage Bonds in November 1992 and $25 million of 6-1/4% First Mortgage Bonds in May
1993). The fiscal 1993 increase in interest expense was primarily due to the aforementioned First Mortgage Bond issues, partially offset by the effect of redemptions in 1992 and 1993.

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

On January 14, 1994, the Company filed a request with the Missouri Public Service Commission (MoPSC) seeking a general rate increase of $27.1 million annually. This filing culminated in a settlement, approved by the MoPSC on August 22, 1994, providing the Company an annual increase in revenues of $12.2 million effective September 1, 1994. The Company's last general rate increase was effective on September 1, 1992, and amounted to $13.5 million per year.


Accounting Changes

The Company implemented SFAS No. 109, "Accounting for Income Taxes", effective October 1, 1993, without restating previously issued financial statements. SFAS No. 109 prescribes the liability method of accounting for income taxes, which required the Company to recognize additional deferred tax assets and liabilities for certain temporary differences and to adjust deferred tax accounts for changes in income tax rates.

SFAS No. 109 had no effect on the Company's cash flows or results of operations due to the effect of rate regulation. Substantially all of the adjustments required by SFAS No. 109 were recorded to deferred tax balance sheet accounts, with offsetting adjustments to regulatory assets and liabilities. At October 1, 1993 the cumulative effect of adopting SFAS No. 109 was an increase in net deferred tax liabilities of $30.2 million, and recognition of a regulatory asset of $30.2 million.

In the first quarter of fiscal year 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions
(OPEB)". In its 1992 rate case, the Company was authorized by the MoPSC to recover OPEB on a pay-as-you-go basis and to defer the difference as a regulatory asset. However, a regulatory asset was not recorded since it did not meet the more stringent accounting criteria subsequently established in the 1993 Emerging Issues Task Force consensus. In July 1994, a new state law was enacted which requires SFAS No. 106 accrued costs to be recognized for ratemaking purposes provided that such costs are funded through an independent, external funding mechanism. The approved settlement of the Company's 1994 rate case included recovery of such costs, effective September 1, 1994. The Company is in the process of establishing funding mechanisms which comply with the new law and the terms of the settlement.

In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which will require the Company to accrue the estimated future cost of providing postemployment benefits to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 is required in fiscal year 1995. The Company does not expect the adoption of SFAS No. 112 to have a material effect on the Company's financial position or results of operations.


Inflation

The accompanying Financial Statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital intensive nature of the Company's business, the most significant impact of inflation is on the Company's depreciation of utility plant. Rate regulation to which the Company is subject allows recovery through its rates of only the historical cost of utility plant as depreciation. While no plans exist to undertake other than normal replacements of plant in service, the Company believes that any higher costs experienced upon replacement of existing facilities would be recovered through the normal regulatory process.


Liquidity and Capital Resources

Cash flow from operations, net of dividend payments, has generally provided the principal liquidity to meet operating requirements and to fund a significant portion of the Company's construction program. Any remaining funding requirement for construction or for other needs has been provided by long-term and short-term financing. The issuance of long-term financing is dependent on management's evaluation of need, financial market conditions, and other factors. Short-term financing is used to meet seasonal cash requirements and/or to defer long-term financing until market conditions are favorable.

Short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from our customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1994, the Company renewed its primary line of bank credit under which it may borrow up to $40 million prior to January 31, 1995, with renewal of any loans outstanding on that date permitted up to June 30, 1995. This primary line of credit contained short-term step-up provisions providing an additional $15 million of credit to January 27, 1994 and an additional
$5 million to February 28, 1994 which helped cover peak requirements during those two months. The Company anticipates renewal of this primary line of $40 million in January 1995. Additionally, beginning October 18, 1993, the Company obtained a supplemental line of credit varying from $20 million to $40 million through October 17, 1994 and $70 million from October 18, 1994 to March 1, 1995. Thus, at this writing, the total line of credit for the 1994-1995 heating season is $110 million, compared with a maximum of $95 million during the 1993-1994 heating season. The Company anticipates that the supplemental line will be reduced after March 1, 1995, since seasonal cash needs typically decline significantly at the end of the heating season. Short-term borrowings outstanding at September 30, 1994 were $53.5 million.

On April 13, 1993, the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) in connection with the sale of up to $100 million of First Mortgage Bonds. The Registration Statement was approved by the SEC and became effective for a two-year period commencing April 21, 1993. The Company issued $25 million of First Mortgage Bonds in May 1993 (the proceeds of which were used to redeem outstanding higher cost debt) and has $75 million remaining related to this Registration Statement. In a further effort to take advantage of lower interest rates, the Company also redeemed $12 million of 7-1/2% First Mortgage Bonds in November 1993. These bonds were originally scheduled to mature in 1997. The amounts, timing, and types of future financings issued by the Company will depend on cash requirements, market conditions, and other factors.

At the Annual Meeting held on January 27, 1994, the Company's share owners approved an amendment which increased the authorized common stock to 50,000,000 shares with a new par value of $1.00 per share and reclassified the par value of the outstanding common stock from $2.00 to $1.00 per share. These changes were approved in connection with a 2-for-1 stock split authorized by the Board of Directors which became effective February 11, 1994.

Share owners approved an amendment to the Company's Dividend Reinvestment Plan at the January 27, 1994 meeting to permit cash purchases of common stock through the Plan and the issuance by the Company of common stock under the Plan. The Company filed a Registration Statement for the Plan with the Securities and Exchange Commission on February 22, 1994. The Missouri Public Service Commission granted the necessary approvals of the stock split and Plan amendments by order dated January 4, 1994. During the last two quarters of fiscal 1994, 83,561 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan. Total shares outstanding were 15,670,023 at September 30, 1994.

Construction expenditures for utility purposes were $39.2 million in fiscal 1994 compared with $40.9 million in fiscal 1993 and $44.7 million in fiscal 1992. Fiscal 1992 expenditures were abnormally high compared to other years mainly due to completion of construction of a 26-mile transmission line from Washington, Missouri to Ellisville, Missouri.

The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. Prior to the widespread availability of natural gas, the Company operated various manufactured gas plants, the last of which was closed in 1961. The process for manufacturing gas produced by-products and residuals, including hydrocarbons such as lamp black and coal tar. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency (EPA) has been engaged in a survey of a large number of former manufactured gas plant sites across the nation.

In this regard, the Company and the EPA have determined that manufactured gas residuals are present at one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company and the EPA have entered into an Administrative Order on Consent (AOC), effective
March 31, 1994, with regard to this site. The AOC provides for the Company to conduct certain investigative activities (i.e., a removal site evaluation and an engineering evaluation cost analysis), and to reimburse the EPA for response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If remedial action is necessary, then a subsequent order will cover such action. Based on currently available information, management believes that the costs of the foregoing investigations, response costs of the EPA in overseeing such investigations, and other associated legal and engineering consulting costs are likely to approximate $380,000. At September 30, 1994, $135,000 has been paid and a liability of $245,000 remains to cover future payments.

The Company is presently unable to evaluate and quantify further the scope or cost of any environmental response activity. However, the Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery, if practicable, from any other potentially responsible parties.

An environmental cost deferral procedure was established by the Missouri Public Service Commission in the Company's recent rate case, effective September 1, 1994, for use by the Company in applying for appropriate rate recovery of various investigation, remediation and other costs to be incurred by the Company in connection with former manufactured gas plant sites. The authorization to begin deferring such costs shall only be triggered to the extent that the cumulative liability incurred by the Company during the deferral period is not offset by the cumulative costs of $250,000 per year reflected in the Company's current rates. In the event the cumulative liability incurred by the Company for such costs during the deferral period is less than the cumulative amount of such annualized costs reflected in the rates approved in the settlement, then the Company shall refund the difference. The above authorization will become null and void if the Company does not file for a general rate increase by September 1, 1996, and, in any event, the recovery of costs deferred thereunder is subject to challenge in future rate cases.

On April 8, 1992, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 which adopted its final rule to restructure the Nation's natural gas pipelines and the services they provide. Under the final rule, the FERC is requiring natural gas pipelines to offer unbundled, or separate, transportation and storage services and to eliminate their bundled merchant sales and transportation service under which gas was sold to local distribution companies at the city gate. The Company's long-term gas supply contract with Mississippi River Transmission Corporation (MRT) was terminated on November 1, 1993, and replaced with an agency agreement.
Under such new agreement, the Company will acquire its own gas supplies and MRT will administer all functions necessary to deliver the gas to the Company. Pursuant to this new arrangement, the Company has entered into long-term and short-term gas supply arrangements with more than 17 suppliers, so as to provide adequate supplies for the foreseeable future. The Company's PGA Clause has been revised to continue to flow through to its customers increases and decreases in the Company's cost of purchased gas, as such costs are incurred under the new Order No. 636 supply arrangements.

Capitalization at September 30, 1994, excluding current redemption requirements of long-term debt, consisted of 55.5% common stock equity, .6% preferred stock and 43.9% long-term debt. The Company's outstanding First Mortgage Bonds are rated AA- by Fitch, Aa3 by Moody's, and AA- by Standard & Poor's.

The Company's ratio of earnings before taxes to interest charges was 3.1 for 1994, 3.5 for 1993 and 2.7 for 1992.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources both internal and external to meet anticipated capital requirements.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Laclede Gas Company and its subsidiary companies as of September 30, 1994 and 1993, and the related statements of consolidated income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Part IV, Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Gas Company and its subsidiary companies as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, effective October 1, 1993, Laclede Gas Company and its subsidiary companies changed their method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 and changed their method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.


Deloitte & Touche LLP
St. Louis, Missouri
November 17, 1994

MANAGEMENT REPORT

Management is responsible for the preparation, presentation and integrity of the consolidated financial statements and other financial information in this report. The statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. In the opinion of management, the financial statements fairly reflect the Company's financial position, results of operations and cash flows.

The Company maintains internal accounting systems and related administrative controls that are designed to provide reasonable assurance, on a cost effective basis, that transactions are executed in accordance with management's authorization, that consolidated financial statements are prepared in conformity with generally accepted accounting principles, and that the Company's assets are properly accounted for and safeguarded. The Company's Internal Audit Department, which has unrestricted access to all levels of Company management, monitors compliance with established controls and procedures.

Deloitte and Touche LLP, the Company's independent auditors, whose report is contained herein, are responsible for auditing the Corporation's financial statements in accordance with generally accepted auditing standards. Such standards include obtaining an understanding of the internal control structure in order to design the audit of the financial statements.

The Audit Committee of the Board of Directors, which consists of six outside directors, meets periodically with management, the internal auditor, and the independent auditors to review the manner in which they are performing their responsibilities. Both the internal auditor and the independent auditors periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.



Robert C. Jaudes
- -------------------------------------
Chairman of the Board,
President and Chief Executive Officer



Robert J. Carroll
- -----------------------------------
Senior Vice President-
Finance and Chief Financial Officer

Item 8.  Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME
(Thousands Except Per Share Amounts)
                                                 Years Ended September 30
                                                 1994       1993      1992
                                                 ----       ----      ----
Utility Operating Revenues                   $523,866   $503,948   $418,190
                                             ------------------------------
Utility Operating Expenses
 Natural and propane gas                      308,515    291,057    235,562
 Other operation expenses                      84,906     81,027     73,521
 Maintenance                                   18,351     16,693     15,358
 Depreciation and amortization                 19,332     18,704     18,033
 Taxes, other than income taxes                42,627     41,061     35,333
 Income taxes (Note 7)                         12,517     14,997      8,272
                                             ------------------------------
  Total utility operating expenses            486,248    463,539    386,079
                                             ------------------------------
Utility Operating Income                       37,618     40,409     32,111
Miscellaneous Income and Income Deductions-
 Net (less applicable income taxes - Note 7)      993        971      1,777
                                             ------------------------------
Income Before Interest Charges                 38,611     41,380     33,888
                                             ------------------------------
Interest Charges:
 Interest on long-term debt                    12,626     14,415     13,803
 Other interest charges                         3,768      1,798      1,811
                                             ------------------------------
     Total interest charges                    16,394     16,213     15,614
                                             ------------------------------

Net Income                                     22,217     25,167     18,274
Dividends on Preferred Stock                       97         97         97
                                             ------------------------------
Earnings Applicable to Common Stock          $ 22,120   $ 25,070   $ 18,177
                                             ==============================
Average Shares of Common Stock Outstanding     15,619     15,586     15,586
                                             ==============================
Earnings Per Share of Common Stock
 (after preferred dividends)                    $1.42      $1.61      $1.17
                                             ==============================


See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
(Thousands Except Per Share Amounts)
                                                  Years Ended September 30
                                                   1994       1993      1992
                                                   ----       ----      ----
Balance at Beginning of Year                   $170,252   $164,120  $164,646
Add - Net income, per statements                 22,217     25,167    18,274
                                               -----------------------------
     Total                                      192,469    189,287   182,920
                                               -----------------------------
Deduct - Cash Dividends Declared:
 Preferred stock at required annual rates            97         97        97
 Common stock, $1.22 per share in 1994, $1.215
 per share in 1993 and $1.20 per share in 1992   19,054     18,938    18,703
                                               -----------------------------
     Total                                       19,151     19,035    18,800
                                               -----------------------------

Balance at End of Year                         $173,318   $170,252  $164,120
                                               =============================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
                                                           September 30
                                                          1994        1993
                                                          ----        ----
Assets
  Utility Plant                                        $709,563    $677,613
    Less - Accumulated depreciation & amortization      297,886     286,787
                                                        --------------------
      Net utility plant                                 411,677     390,826
                                                        --------------------
  Other Property and Investments, at Cost or Less
   (net of accumulated depreciation and amortization,
    1994, $9,447; 1993, $9,411)                          22,956      22,668
                                                        --------------------
  Current Assets:
    Cash and cash equivalents                             1,588       1,706
    Accounts receivable:
       Gas customers - Billed and unbilled               39,835      36,340
       Other                                              4,207       4,255
       Less - Allowances for doubtful accounts (credit)  (4,943)     (7,704)
    Inventories:
      Materials, supplies, and merchandise at avg cost    5,059       5,202
      Natural gas stored underground for current use at
        LIFO cost                                        48,333      14,079
      Propane gas for current use at FIFO cost           13,582      13,657
    Prepayments                                           1,853       1,774
    Unamortized purchased gas adjustments                 1,998       6,278
    Deferred income taxes (Note 7)                        3,717           -
                                                       --------------------
          Total current assets                          115,229      75,587
                                                       --------------------
  Deferred Charges                                       58,433      26,231
                                                       --------------------
             Total Assets                              $608,295    $515,312
                                                       ====================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
                                                           September 30
                                                          1994        1993
                                                          ----        ----
Capitalization and Liabilities
  Capitalization, per statements:
    Common stock equity                               $194,939    $189,937
    Redeemable preferred stock                           1,960       1,960
    Long-term debt                                     154,211     165,745
                                                      --------------------
       Total capitalization                            351,110     357,642
                                                      --------------------
  Current Liabilities:
    Notes payable (Note 8)                              53,500      27,500
    Accounts payable                                    20,124      16,745
    Refunds due customers                               29,782         214
    Advance customer billings                            7,062       3,901
    Current sinking fund requirements                        -         391
    Wages payable                                        3,072       4,061
    Dividends payable                                    4,937       4,906
    Customer deposits                                    3,978       4,650
    Interest accrued                                     6,951       6,946
    Taxes accrued                                        9,855      11,545
    Deferred income taxes (Note 7)                           -       2,312
    Other current liabilities                            4,930       6,026
                                                      --------------------
       Total current liabilities                       144,191      89,197
                                                      --------------------

 Deferred Credits and Other Liabilities:
    Deferred income taxes (Note 7)                      76,662      36,989
    Unamortized investment tax credits (Note 7)          8,329       8,682
    Other                                               28,003      22,802
                                                      --------------------
       Total deferred credits and other liabilities    112,994      68,473
                                                      --------------------

 Commitments and Contingencies (Note 9)

       Total Capitalization and Liabilities           $608,295    $515,312
                                                      ====================

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CAPITALIZATION
(Thousands of Dollars)
                                                           September 30
                                                         1994        1993
                                                         ----        ----
Common Stock Equity (Note 3):
  Common stock, par value $1 per share:
    Authorized - 1994, 50,000,000 shares;
     1993, 40,000,000 shares
    Issued - 1994, 17,535,661 shares;
      1993, 17,452,100 shares                         $ 17,536    $ 17,452
  Paid-in capital                                       28,102      26,250
  Retained earnings, per statements                    173,318     170,252
  Treasury stock, at cost - 1994 and 1993,
    1,865,638 shares                                   (24,017)    (24,017)
                                                      --------------------
       Total common stock equity                       194,939     189,937
                                                      --------------------

Redeemable Preferred Stock, par value $25 per share
  (1,480,000 shares authorized)
  issued and outstanding (Note 4):
    5% Series B - 1994 and 1993, 71,890 shares           1,797       1,797
    4.56% Series C - 1994 and 1993, 6,510 shares           163         163
                                                      --------------------
       Total redeemable preferred stock                  1,960       1,960
                                                      --------------------
 Long-Term Debt (Note 5):
  First mortgage bonds:
    7-1/2% Series, due March 15, 1997                        -      11,600
    6-1/4% Series, due May 1, 2003                      25,000      25,000
    8-1/2% Series, due November 15, 2004                25,000      25,000
    8-5/8% Series, due May 15, 2006                     40,000      40,000
    7-1/2% Series, due November 1, 2007                 40,000      40,000
    9-5/8% Series, due May 15, 2013                     25,000      25,000
                                                      --------------------
       Total                                           155,000     166,600

  Unamortized discount, net of premium,
    on long-term debt                                     (789)       (855)
                                                      --------------------
       Total long-term debt                            154,211     165,745
                                                      --------------------
            Total Capitalization                      $351,110    $357,642
                                                      ====================

Preferred stock and long-term debt amounts are exclusive of current maturities and sinking fund requirements.


See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of Dollars)                          Years Ended September 30
                                               1994       1993        1992
                                               ----       ----        ----
Operating Activities:
 Net Income                                 $22,217     $25,167    $18,274
 Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization               19,393      18,917     18,291
 Deferred income taxes and investment
  tax credits                                   508       5,202        227
 Other - net                                    567         280        151
 Changes in assets and liabilities:
  Accounts receivable - net                  (6,208)     (6,185)    27,189
  Unamortized purchased gas adjustments       4,280      (2,552)    11,279
  Deferred purchased gas costs                 (355)        459       (258)
  Accounts payable                            3,379       3,950     (3,148)
  Refunds due customers                      29,568      (4,064)   (17,146)
  Taxes accrued                              (1,690)      2,050     (1,261)
  Natural gas stored underground            (34,254)     (2,843)      (544)
  Other assets and liabilities                6,280     (10,363)    (7,212)
                                           -------------------------------
Net cash provided by operating activities    43,685      30,018     45,842
                                           -------------------------------
Investing Activities:
 Construction expenditures                  (39,193)    (40,880)   (44,660)
 Employee benefit trusts                      1,006        (373)    (1,035)
 Investments - non-utility                   (1,673)     (1,747)    (1,786)
 Other                                         (655)       (903)      (372)
                                           -------------------------------
    Net cash used in investing activities   (40,515)    (43,903)   (47,853)
                                            -------------------------------
Financing Activities:
 Issuance of first mortgage bonds                 -      65,000          -
 Issuance of short-term debt                 26,000      20,500      7,000
 Issuance of common stock                     1,973           -          -
 Dividends paid                             (19,126)    (18,957)   (18,800)
 Retirement of first mortgage bonds         (11,991)    (51,660)   (13,873)
 Other                                         (144)     (2,614)         -
                                           -------------------------------
 Net cash provided by (used in)
   financing activities                      (3,288)     12,269    (25,673)
                                           -------------------------------
Net Decrease in Cash and
 Cash Equivalents                              (118)     (1,616)   (27,684)
Cash and Cash Equivalents at Beg of Year      1,706       3,322     31,006
                                           -------------------------------
Cash and Cash Equivalents at End of Year    $ 1,588     $ 1,706    $ 3,322
                                           ===============================
Supplemental Disclosure of Cash Paid
 During the Year for:
  Interest                                  $15,769     $15,081    $15,537
  Income taxes                               11,732       9,489      8,745

See the accompanying notes to financial statements.


SCHEDULE OF INCOME TAXES (Note 7)
(Thousands of Dollars)
                                              Years Ended September 30
                                               1994       1993       1992
                                               ----       ----       ----
Included in Statements of
 Consolidated Income as:
  Utility Operating Expenses:
    Federal
      Current                              $ 10,286    $ 8,833     $7,017
      Deferred                                  720      5,024        528
      Investment tax credit
         adjustments - net                     (352)      (332)      (445)
    State and local
      Current                                 1,708        937      1,014
      Deferred                                  155        535        158
                                           ------------------------------
                                             12,517     14,997      8,272
                                           ------------------------------

  Miscellaneous Income and Income Deductions:
    Federal
      Current                                   160      1,026        206
      Deferred                                  (12)       (21)       (10)
      Investment tax credit
         adjustments - net                       (2)        (2)        (4)
    State and local
      Current                                   (24)        67        (20)
      Deferred                                   (1)        (2)         -
                                           ------------------------------
                                                121      1,068        172
                                           ------------------------------
    Total                                   $12,638    $16,065     $8,444
                                           ==============================


See the accompanying notes to financial statements.


SCHEDULE OF INTERIM FINANCIAL INFORMATION (Unaudited) (Note 10)
(Thousands of Dollars Except Per Share Amounts)
                                               Three Months Ended
1994                                Dec. 31   March 31   June 30  Sept. 30
- --------------------------------------------------------------------------
Utility Operating Revenues         $167,245   $233,035   $74,644   $48,942
Utility Operating Income (Loss)      15,621     22,203     1,286    (1,492)
Net Income (Loss)                    11,920     18,645    (2,738)   (5,610)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)          $ .76      $1.19     $(.18)    $(.36)

                                               Three Months Ended
1993                                Dec. 31   March 31   June 30  Sept. 30
- --------------------------------------------------------------------------
Utility Operating Revenues         $160,044   $214,078   $75,993   $53,833
Utility Operating Income (Loss)      17,346     23,741     1,956    (2,634)
Net Income (Loss)                    13,485     20,318    (2,142)   (6,494)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)          $ .86      $1.30     $(.14)    $(.41)


See the accompanying notes to financial statements.



NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements include the accounts of the Laclede Gas Company and its subsidiary companies (Company). The net operating results of the Company's non-utility subsidiaries, all of which are wholly owned, are included under the caption "Miscellaneous Income and Income Deductions - Net" in the Statements of Consolidated Income. Revenues from non-utility subsidiaries are insignificant. All appropriate intercompany transactions have been eliminated.

System of Accounts - The accounts of the Company are maintained in accordance with the uniform system of accounts prescribed by the Missouri Public Service Commission (MoPSC), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission.

Utility Plant, Depreciation and Amortization - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and such costs, plus removal costs, less salvage are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to operating expenses.
     Utility plant, excluding exploration and development, is depreciated on the straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation in 1994, 1993 and 1992 averaged approximately 2.8% of the original cost of depreciable property.
In August 1994, the MoPSC approved a settlement agreement which authorized a net increase in depreciation rates for the Company effective on September 1, 1994.

Gas Stored Underground - Inventory of gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use at September 30, 1994 was less than the LIFO cost by $8,437,000, and at September 30, 1993, exceeded the LIFO cost by $3,354,000. The inventory carrying value has not been reduced to market prices because, pursuant to the Company's Purchased Gas Adjustment Clause, actual gas costs are recovered in customer rates.

Oil & Gas Exploration and Development - The Company uses the full cost method of accounting for utility exploration and development costs as ordered by the Missouri Public Service Commission. Under the full cost method, all exploration and development costs of productive and non-productive wells are capitalized. Such costs are charged to expense based on oil and gas produced in relation to total estimated recoverable reserves. Depreciation and amortization charges amounted to $812,000 in 1994, $1,213,000 in 1993 and $1,125,000 in 1992.

Operating Revenues - The Company records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.

Purchased Gas Adjustments and Deferred Account - Pursuant to the provisions of the Company's Purchased Gas Adjustment (PGA) Clause, increases or decreases in gas costs are passed on to its customers. The difference between actual costs incurred and costs recovered through the application of the PGA is reflected as a deferred charge or credit until September 30, at which time the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.

Income Taxes - The Company has elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, intangible drilling and unsuccessful exploration costs, and certain other costs are expensed currently for tax purposes while being deferred for book purposes. The provision for current income taxes reflects the tax treatment of these items. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" effective October 1, 1993. SFAS No. 109 requires the establishment of deferred tax liabilities and assets, as measured by enacted tax rates, for the net tax effects of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes.
     Substantially all of the adjustments required by SFAS No. 109 were recorded to deferred tax balance sheet accounts, with the corresponding adjustments to regulatory assets and liabilities. At October 1, 1993, the cumulative effect of adopting SFAS No. 109 was an increase in net deferred tax liabilities of $30,200,000, and recognition of a regulatory asset of $30,200,000. The adoption of this standard did not have an impact on the Company's cash flows or results of operations due to the effect of rate regulation. In 1993 and 1992, the Company accounted for income taxes in accordance with the provisions of Accounting Principles Board Opinion No. 11.
     The benefit of investment tax credits utilized prior to 1986 has been deferred and is being amortized over the useful life of the related property for financial statement purposes.

Cash and Cash Equivalents - For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased, which generally have a maturity of three months or less, to be cash equivalents. Such instruments are carried at cost, which approximates market value.

Reclassification - Certain prior-year amounts have been reclassified to conform to current-year presentation.

2.  Pension Plans and Other Postemployment Benefits

The Company has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The Company's funding policy is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations.
     Pension costs in 1994, 1993 and 1992 amounted to $1,895,000, $50,000 and $812,000, respectively, including amounts charged to construction.

     The net pension costs (credits) include the following components:

(Thousands of Dollars)                           1994        1993      1992
                                                 ----        ----      ----
Service cost - benefits earned
   during the period                         $  6,467    $  5,891  $  5,715
Interest cost on projected benefit obligation  13,132      13,209    13,290
Actual return on plan assets                    9,849     (50,003)  (37,840)
Net amortization and deferral                 (27,553)     30,953    19,647
                                             ------------------------------
  Net pension cost                           $  1,895    $     50  $    812
                                             ==============================

     The variance in net pension cost is primarily attributable to actuarial and investment experience.

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheet at September 30:

(Thousands of Dollars)                                  1994         1993
                                                        ----         ----
Actuarial present value of benefit obligation:
  Vested benefit obligation                          $122,709     $132,593
                                                     =====================
  Accumulated benefit obligation                     $140,603     $148,616
                                                     =====================
  Projected benefit obligation                       $174,539     $179,844
Plan assets at fair value                             225,482      249,271
                                                     ---------------------
Plan assets in excess of projected benefit obligation  50,943       69,427
Unrecognized net gain                                 (40,793)     (50,062)
Unrecognized prior service cost                        15,483        7,700
Unrecognized net transition asset                      (8,717)      (9,797)
Minimum liability adjustment                           (1,926)      (2,380)
                                                     ---------------------
Prepaid pension cost recognized in the
consolidated balance sheet                           $ 14,990     $ 14,888
                                                     =====================

     The projected benefit obligation, which is based on a June 30 measurement date, was determined using a weighted-average discount rate of 8.25% for 1994 and 7.5% for 1993, and a weighted-average rate of future compensation of 5.0% for 1994 and 4.5% for 1993. The expected long-term rate of return on plan assets was 8.25% for 1994 and 9.0% for 1993.

     Pursuant to the provisions of the Company's pension plans, pension obligations may be settled by lump-sum cash payments. Significant settlements in 1993 and 1992 resulted in pre-tax gains of approximately $4,355,000 and $3,514,000, respectively. No such gains were recognized in 1994.
     The cost of the Company's defined contribution plans, which cover substantially all employees, amounted to $1,706,000, $1,595,000 and $1,122,000 for the years 1994, 1993 and 1992, respectively.
     The Company provides life insurance benefits to all employees after retirement and medical insurance is available after early retirement until age 65.
     In the first quarter of fiscal year 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions (OPEB)". Under the provisions of SFAS No. 106, the future cost of providing these postretirement benefits is recognized as an expense and a liability during the employees' service periods. As permitted by SFAS No. 106, the liability for any unfunded accumulated postretirement benefit obligations existing at October 1, 1993 is being recognized as a transition obligation and amortized over 20 years. Prior to the adoption of SFAS No. 106, life insurance costs were accrued systematically in order to provide for future payments. The cost of medical insurance, net of payments by the retirant, was recognized as claims were paid.
     Postretirement benefit costs in 1994, 1993 and 1992 amounted to approximately $6,063,000, $4,300,000 and $4,100,000, respectively, including amounts charged to construction.

     The 1994 net postretirement benefit cost consisted of the following components:

(Thousands of Dollars)                                              1994
                                                                    ----
Service cost - benefits earned during the period                $  1,597
Interest cost on accumulated postretirement benefit obligation     2,767
Amortization of transition obligation                              1,699
                                                                --------
   Net postretirement benefit cost                              $  6,063
                                                                ========

   The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheet at September 30:

(Thousands of Dollars)                                              1994
                                                                    ----
Accumulated postretirement benefit obligation (APBO):
   Retirees                                                     $(16,227)
   Active Employees                                              (20,827)
                                                                --------
   Total APBO                                                    (37,054)
Unrecognized transition obligation                                32,265
Unrecognized net gain                                             (2,961)
                                                                --------
Accrued postretirement benefit cost                             $ (7,750)
                                                                ========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10% for 1994, and gradually decreases each successive year until it reaches 5% in 1998. A one percent increase in the assumed health care cost trend rate for each year would increase accumulated postretirement benefit costs as of September 30, 1994 by $1,900,000 and the sum of the service cost and interest cost by approximately $384,000. The weighted-average discount rate and weighted-average rate of future compensation used in determining the accumulated postretirement benefit obligation was 8.25% and 5.0%, respectively.
     In its 1992 rate case, the Company was authorized by the MoPSC to recover OPEBs on a pay-as-you-go basis and to defer, as a regulatory asset, the difference between the accrued costs calculated under the provisions of SFAS No. 106 and the actual pay-as-you-go costs. However, in January 1993, the Emerging Issues Task Force (EITF) reached a consensus requiring more stringent accounting criteria necessary to record a regulatory asset. The 1992 MoPSC authorization was not in conformity with the 1993 EITF consensus; therefore, a regulatory asset was not recorded to reflect rate recovery of these costs on a pay-as-you-go basis. However, in July 1994, a new state law was enacted which requires SFAS No. 106 accrued costs to be recognized for ratemaking purposes provided that such costs are funded through an independent, external funding mechanism. The approved settlement of the Company's 1994 rate case included recovery of such costs, effective on September 1, 1994. The Company is in the process of establishing funding mechanisms which comply with the new law and the terms of the settlement. The 1994 rate case settlement also provided for the deferral, net of any applicable tax effects, of the difference between the costs funded by the Company to its external OPEB funding mechanisms and $6,100,000 of annualized OPEB costs included in rates. Any such deferrals will be reflected in rates established in the next general rate case proceeding.
     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which will require the Company to accrue the estimated future cost of providing postemployment benefits to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 is required in fiscal year 1995. The Company does not expect the adoption of SFAS No. 112 to have a material effect on the Company's financial position or results of operations.

3.  Common Stock and Paid-in Capital

At the Annual Meeting held on January 27, 1994, the Company's share owners approved an amendment which increased the authorized Common Stock to 50,000,000 shares with a new par value of $1.00 per share and reclassified the par value of the outstanding Common Stock from $2.00 to $1.00 per share. These changes were approved in connection with a 2-for-1 stock split authorized by the Board of Directors effective February 11, 1994. As a result, common share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the stock split.
     Share owners approved an amendment to the Company's Dividend Reinvestment Plan at the January 27, 1994 meeting to permit cash purchases of common stock through the Plan, with a minimum purchase of $100 per calendar quarter up to a maximum purchase of $30,000 per calendar year. The amendment also provides for the issuance of common shares by the Company to provide shares purchased under the Plan. The Company filed a Registration Statement for the Plan with the Securities and Exchange Commission on February 22, 1994. During fiscal 1994, 83,561 shares were issued under the Company's Dividend Reinvestment and Stock Purchase Plan. At September 30, 1994, a total of 15,670,023 shares were outstanding.

     On March 27, 1986, the Company declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1986. The rights expire on May 1, 1996, and may be redeemed by the Company for five cents each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% or more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 30% or more of the common stock. Each right entitles its holder to buy one share of common stock at an exercise price of $50. In certain circumstances, each right will entitle the holder to purchase one share of common stock at one-third of the market price, or to purchase, at the exercise price, common stock of an acquiring entity having a value equal to twice the exercise price. A total of 15,670,023 rights were outstanding at September 30, 1994.
     Paid-in capital increased $1,852,000 in 1994, reflecting the issuance of common stock under the Dividend Reinvestment Plan. There were no changes in paid-in capital in 1993 or 1992.

4.  Redeemable Preferred Stock

The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Board of Directors. The redemption price is equal to par of $25.00 a share.
     During 1994, 1993 and 1992 no shares of preferred stock were reacquired.
     Any default in a sinking fund payment must be cured before the Company may pay dividends on or acquire any common stock. There are no sinking fund requirements on preferred stock for the five years subsequent to September 30, 1994.

5.  Long-Term Debt

There are no maturities or sinking fund requirements on long-term debt for the five years subsequent to September 30, 1994.
     Substantially all of the Company's utility plant is subject to the liens of its mortgage.
     The Company's mortgage contains provisions which restrict retained earnings from declaration or payment of cash dividends. As of September 30, 1994, approximately $164,300,000 of consolidated retained earnings was free from such restrictions.
     In November 1993, the Company redeemed approximately $12 million (a portion of which was current) of First Mortgage Bonds, 7-1/2% Series, due March 15, 1997 at a cost of $12,100,000.

6.  Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1994, are as follows:

                                                         Carrying    Fair
(Thousands of Dollars)                                     Amount   Value
                                                        -------------------
Cash and cash equivalents                               $  1,588   $  1,588
Short-term debt                                           53,500     53,500
Long-term debt                                           154,211    157,185
Redeemable preferred stock                                 1,960      1,583



     The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt and preferred stock is estimated based on market prices for similar issues.


7.  Income Taxes

Net provisions for income taxes were charged during the years ended September 30, 1994, 1993 and 1992 as shown on the Schedule of Income Taxes. Deferred tax expense results from timing differences in the recognition of revenue and expense for tax and book purposes in 1993 and 1992 and the change in temporary tax differences in 1994. The sources of these differences and the related tax effect of each are indicated below:

(Thousands of Dollars)                             1994      1993     1992
                                                   ----      ----     ----
Excess of accelerated over straight-line
   depreciation                                 $ 3,531   $ 3,477  $ 3,265
Excess of full cost accounting charges per books
   over depreciation, intangible drilling and
   unsuccessful exploration costs expensed on
   tax return                                      (281)     (423)    (380)
Gas costs deferred for book purposes and
   expensed on tax return (reversal)             (1,419)      772   (4,029)
Uncollectible accounts expense for books
   (in excess of) less than expense
   per tax return                                   962      (486)      77
Pension income (expense) per books
   in excess of amounts recognized per tax return    66     2,697    2,088
Supplier refund income not recognized per books    (907)        -        -
Postretirement insurance benefits expense
   per books in excess of expense per tax return (1,149)        -        -
Other items - net                                    59      (501)    (345)
                                                --------------------------
  Total deferred income tax                     $   862   $ 5,536  $   676
                                                ==========================

     The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

                                                   1994      1993     1992
                                                   ----      ----     ----
Federal income tax statutory rate                  35.0%     34.7%    34.0%
State and local income taxes,
   net of federal income tax benefits               3.4       2.4      2.8
Certain expenses and payroll taxes capitalized
   on books and deducted on tax return             (3.0)     (2.0)    (3.1)
Reversal of deferred taxes related to gas costs     (.1)       .1        -
Taxes related to prior years                          -       2.1     (1.6)
Other items - net                                   1.0       1.7      (.5)
                                                   -----------------------
Effective income tax rate                          36.3%     39.0%    31.6%
                                                   =======================


     The significant items comprising the Company's net deferred tax liability recognized in the consolidated balance sheet as of September 30, 1994 are as follows:

(Thousands of Dollars)


Deferred tax assets:
   Reserves not currently deductible          $13,481
   Unamortized investment tax credits           5,269
   Other                                        2,395
                                              -------
      Total deferred tax assets                21,145
                                              -------
Deferred tax liabilities:
   Relating to utility property                84,202
   Pension                                      7,996
   Other                                        1,892
                                              -------
      Total deferred tax liabilities           94,090
                                              -------
Net deferred tax liability                    $72,945
                                              =======

     The net deferred tax liability is presented in the consolidated balance sheet as current assets of $3,717,000, and deferred credits and other liabilities of $76,662,000.

8.  Notes Payable and Credit Agreements

The Company has a primary line of bank credit which permits borrowing of up to $40 million at any time before January 31, 1995. Such borrowings are on a 90-day basis, renewable from time to time, with no note maturing beyond June 30, 1995. The borrowings may be repaid at any time without penalty. The Company anticipates renewal of this primary line of $40 million in January 1995. Additionally, beginning October 18, 1993, the Company obtained a supplemental line of credit varying from $20 million to $40 million through October 17, 1994 and $70 million from October 18, 1994 to March 1, 1995. Thus, at this writing, the total line of credit for the 1994-1995 heating season is $110 million, compared with a maximum of $95 million during the 1993-1994 heating season. The Company anticipates that the supplemental line will be reduced after March 1, 1995, since seasonal cash needs typically decline at the end of the heating season.
     Alternatively, the Company has an agreement for the issuance of commercial paper which is supported by the bank loan lines of credit. During fiscal year 1994, the Company's short-term borrowing requirements were met by the sale of commercial paper. As of September 30, 1994, the Company had $53.5 million in commercial paper outstanding at an average interest rate of 4.9%.

9.  Commitments and Contingencies

The Company estimates fiscal year 1995 utility construction expenditures at $39,300,000. The lease agreement covering the Company's general office space extends through February 2000. The aggregate rental expense for fiscal year 1994 was $770,000. Annual minimum rental payments for years subsequent to September 30, 1994 are $770,000 per year. The lease agreement provides for an annual rent escalation which is not determinable as of the balance sheet date but such escalations have historically been relatively minor. The Company has other rental arrangements which provide for minimum rental payments that are relatively minor. The Company has entered into various contracts which in the aggregate require it to pay approximately $92 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the Purchased Gas Adjustment Clause of the Company's tariff. The contracts have various expiration dates ranging from 1995 to 2000.
     A consolidated subsidiary is a general partner in an unconsolidated partnership which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $11.9 million incurred in connection with various real estate ventures. The Company has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. The Company further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
     The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. Prior to the widespread availability of natural gas, the Company operated various manufactured gas plants, the last of which was closed in 1961. The process for manufacturing gas produced by-products and residuals, including hydrocarbons such as lamp black and coal tar. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency (EPA) has been engaged in a survey of a large number of former manufactured gas plant sites across the nation.
     In this regard, the Company and the EPA have determined that manufactured gas residuals are present at one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company and the EPA have entered into an Administrative Order on Consent (AOC), effective March 31, 1994, with regard to this site. The AOC provides for the Company to conduct certain investigative activities (i.e., a removal site evaluation and an engineering evaluation cost analysis), and to reimburse the EPA for response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If remedial action is necessary, then a subsequent order will cover such action. Based on currently available information, management believes that the costs of the foregoing investigations, response costs of the EPA in overseeing such investigations, and other associated legal and engineering consulting costs, are likely to approximate $380,000. At September 30, 1994, $135,000 has been paid and a liability of $245,000 remains to cover future payments.
     The Company is presently unable to evaluate and quantify further the scope or cost of any environmental response activity. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery, if practicable, from any other potentially responsible parties.
     An environmental cost deferral procedure was established by the Missouri Public Service Commission in the Company's recent rate case, effective September 1, 1994, for use by the Company in applying for appropriate rate recovery of various investigation, remediation and other costs to be incurred by the Company in connection with former manufactured gas plant sites. The authorization to begin deferring such costs shall only be triggered to the extent that the cumulative liability incurred by the Company during the deferral period is not offset by the cumulative costs of $250,000 per year reflected in the Company's current rates. In the event the cumulative liability incurred by the Company for such costs during the deferral period is less than the cumulative amount of such annualized costs reflected in the rates approved in the settlement, then the Company shall refund the difference. The above authorization will become null and void if the Company does not file for a general rate increase by September 1, 1996, and, in any event, the recovery of costs deferred thereunder is subject to challenge in future rate cases.
     The Company is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.

10.  Interim Financial Information (Unaudited)

In the opinion of the Company, the quarterly information presented in the Schedule of Interim Financial Information for fiscal years 1994 and 1993 includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis reflect the seasonal nature of the Company's business.

Item 9.  Changes in and Disagreements on Accounting and Financial
         Disclosure

There have been no disagreements on accounting and financial disclosure with the Company's outside auditors which are required to be disclosed.


                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

The information concerning directors required by this item is set forth on pages 3 through 7 in the Company's proxy statement dated December 27, 1994 and is incorporated herein by reference.

The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this item is set forth on pages 9 through 18 in the Company's proxy statement dated December 27, 1994 and is incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Compensation" and "Performance Graph" on pages 14 through 17 of such proxy statement is expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth on page 8 in the Company's proxy statement dated December 27, 1994 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

There were no transactions required to be disclosed pursuant to this item.

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a) 1.  Consolidated Financial Statements:                   1994 10-K Page

        For Years Ended September 30, 1994, 1993, and 1992:
          Statements of Income                                     25
          Statements of Retained Earnings                          26
          Statements of Cash Flows                                 30
          Schedule of Income Taxes                                 31
        As of September 30, 1994 & 1993:
          Balance Sheets                                          27-28
          Statements of Capitalization                             29
        For Years Ended 1994 & 1993:
          Schedules of Interim Financial Information               32
        Notes to Financial Statements                             33-42
        Independent Auditors' Report                               23
        Management Report                                          24

    2.  Supplemental Schedules

        V    - Property, Plant and Equipment                      48-50
        VI   - Accumulated Depreciation and Amortization
               of Property, Plant and Equipment                   51-53
        VII  - Gurantees of Securities of Other Issuers            54
        VIII - Reserves                                            55
        IX   - Short-Term Borrowings                               56
        X    - Supplementary Income Statement Information          57

    Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3. Exhibits

       Incorporated herein by reference to Index to Exhibits, page 58.

(b) During the last quarter of fiscal year 1994, no reports on Form 8-K were required to be filed by the Company.

(c) Management contracts and compensatory plans or arrangements listed in the Index to Exhibits required to be filed as exhibits to this form pursuant to Item 14(c) of this report:

Exhibit No.    Description

10.01     -    Incentive Compensation Plan of the Company.
10.01a    -    Amendment adopted by the Board of Directors on
               July 26, 1990 to the Incentive Compensation
               Plan.
10.01b    -    Amendments adopted by the Board of
               Directors on August 23, 1990 to the
               Incentive Compensation Plan.
10.02     -    Senior Officers' Life Insurance Program of
               the Company.
10.02a    -    Certified copy of resolutions of the Company's
               Board of Directors adopted on June 27, 1991
               amending the Senior Officers' Life Insurance
               Program.
10.02b    -    Certified copy of resolutions of the
               Company's Board of Directors adopted on
               January 28, 1993 amending the Senior Officers'
               Life Insurance Program.
10.03     -    Employees' Retirement Plan of Laclede Gas
               Company - Management Employees, effective
               as of July 1, 1990, as amended.
10.03a    -    Amendment to the Employees' Retirement Plan
               of Laclede Gas Company - Management Employ-
               ees adopted by the Board of Directors on
               September 27, 1990.
10.03b    -    Amendments, dated December 12, 1990 to the
               Employees' Retirement Plan of Laclede Gas
               Company - Management Employees.
10.03c    -    Amendment to the Employees' Retirement Plan of
               Laclede Gas Company - Management Employees dated
               January 10, 1994.
10.03d    -    Amendments to the Employees' Retirement Plan
               of Laclede Gas Company - Management Employees
               dated July 29, 1994.
10.04     -    Laclede Gas Company Supplemental Retirement
               Benefit Plan, as amended and restated effec-
               tive July 25, 1991.
10.05     -    Laclede Gas Company Salary Deferral Savings
               Plan, as amended through February 27, 1992.
10.05a    -    Amendment to the Company's Salary Deferral
               Savings Plan, effective January 31, 1992,
               adopted by the Board of Directors on August 27,
               1992.
10.05b    -    Amendment to the Company's Salary Deferral
               Savings Plan dated January 10, 1994.
10.05c    -    Amendments to the Company's Salary Deferral
               Savings Plan, dated July 29, 1994.
10.05d    -    Amendments to the Company's Salary Deferral
               Savings Plan effective August 1, 1994 adopted by the Board of Directors on August 25, 1994.

10.05e    -    Amendments to the Company's Salary Deferral
               Savings Plan dated September 27, 1994.
10.06     -    Laclede Gas Company Deferred Compensation
               Plan for Non-Employee Directors dated
               March 26, 1981.
10.06a    -    First Amendment to the Company's Deferred
               Compensation Plan for Non-Employee Directors,
               adopted by the Board of Directors on July 26,
               1990.
10.06b    -    Amendment to the Company's Deferred Com-
               pensation Plan for Non-Employee Directors,
               adopted by the Board of Directors on
               August 27, 1992.
10.08     -    The Retirement Plan for Non-Employee Direc-
               tors of Laclede Gas Company dated January 24,
               1985.
10.08a    -    First Amendment to Retirement Plan for the
               Company's Non-Employee Directors, adopted by
               the Board of Directors on July 26, 1990.
10.08b    -    Amendments to the Retirement Plan for Non-
               Employee Directors, adopted by the Board
               of Directors on January 23, 1992.
10.09     -    Salient Features of the Laclede Gas Company
               Deferred Income Plan for Directors and
               Selected Executives, including amendments
               adopted by the Board of Directors on
               July 26, 1990.
10.09a    -    Amendment to the Company's Deferred Income
               Plan for Directors and Selected Executives,
               adopted by the Board of Directors on
               August 27, 1992.
10.10     -    Form of Indemnification Agreement between
               the Company and its Directors and Officers.
10.11     -    Laclede Gas Company Management Continuity
               Protection Plan, as amended, effective at
               the close of business on January 27, 1994, by
               the Board of Directors.
10.12     -    Laclede Gas Company Restricted Stock Plan
               for Non-Employee Directors, effective as of
               January 25, 1990.
10.14     -    Salient Features of the Laclede Gas Company
               Deferred Income Plan II for Directors and
               Selected Executives adopted by the Board of Directors on September 23, 1993.

                              SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LACLEDE GAS COMPANY


December 15, 1994                        By      Robert J. Carroll
                                                 Robert J. Carroll
                                        Senior Vice President - Finance
                                          and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                     Signature                      Title

12/15/94             Robert C. Jaudes           Chairman of the Board,
                     Robert C. Jaudes           President and Chief
                                                Executive Officer
                                                (Principal Executive
                                                Officer)

12/15/94             Robert J. Carroll          Senior Vice President -
                     Robert J. Carroll          Finance and Chief Financial
                                                Officer (Principal Financial
                                                and Accounting Officer)

12/15/94             Andrew B. Craig, III       Director
                     Andrew B. Craig, III

12/15/94             Henry Givens, Jr.          Director
                     Henry Givens, Jr.

12/15/94             James L. Hoagland          Director
                     James L. Hoagland

12/15/94             C. Ray Holman              Director
                     C. Ray Holman

12/15/94             Mary Ann Krey              Director
                     Mary Ann Krey

12/15/94             William E. Nasser          Director
                     William E. Nasser

                     --------------             Director
                     Boyd F. Schenk

12/15/94             Robert P. Stupp            Director
                     Robert P. Stupp

12/15/94             H. Edwin Trusheim          Director
                     H. Edwin Trusheim

                                   SCHEDULE V                  (Page 1 of 3)
                  LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                         PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEAR ENDED SEPTEMBER 30, 1994
- ----------------------------------------------------------------------------
COLUMN A                 COLUMN B   COLUMN C   COLUMN D  COLUMN E  COLUMN F
                                                         OTHER
                        BALANCE AT             RETIRE-   CHANGES- BALANCE AT
                        BEGINNING  ADDITIONS   MENTS     DEBIT       CLOSE
CLASSIFICATION          OF PERIOD    AT COST   OR SALES (CREDIT)   OF PERIOD
- ----------------------------------------------------------------------------
                                         (Thousands of Dollars)
UTILITY PLANT:
Transmission plant       $  1,970   $    23   $    -      $   -    $  1,993
Distribution              568,884    37,176    4,136          -     601,924
Storage                    23,905        28      137          -      23,796
Gas in underground
  storage - noncurrent      5,884         -        -          -       5,884
General                    39,515     2,506    1,469          -      40,552
Manufactured gas
  production                8,676       175    1,015          -       7,836
Natural gas production
 and gathering plant        2,852         -        -       (461)(c)   2,391
Other utility plant        22,230        10        -          -      22,240
Unfinished
  construction              3,027      (729)(a)    -          -       2,298
Gas plant acquisition
  adjustment                  499         -        -        (25)(b)     474
Gas plant held for
  future use                  160         4        -          -         164
 Intangibles                   11         -        -          -          11
                         --------------------------------------------------
Total utility plant       677,613    39,193    6,757       (486)    709,563
                         --------------------------------------------------
OTHER PROPERTY:
Rights of way                  50         -        -          -          50
Organization
  expenses                      3         -        -          -           3
Mains                       1,984         -        -          -       1,984
Other                       7,499         -        -          -       7,499
                         --------------------------------------------------
  Total other property      9,536         -        -          -       9,536
                         --------------------------------------------------
        TOTAL            $687,149   $39,193   $6,757      $(486)   $719,099
                         ==================================================

(a)  Represents net change in unfinished construction during the year.
(b) Amortization of acquisition adjustments relating to Midwest Missouri Gas Co. and St. Charles Gas Corp., in accordance with Missouri Public Service Commission order in Case No. 17,873.
(c)  Includes amortization of non-productive gas wells amounting to $(461).


                                    SCHEDULE V                (Page 2 of 3)
                  LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                         PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEAR ENDED SEPTEMBER 30, 1993
- ----------------------------------------------------------------------------
COLUMN A                 COLUMN B   COLUMN C   COLUMN D  COLUMN E  COLUMN F
                                                         OTHER
                        BALANCE AT            RETIRE-    CHANGES- BALANCE AT
                        BEGINNING  ADDITIONS  MENTS      DEBIT      CLOSE
CLASSIFICATION          OF PERIOD    AT COST  OR SALES  (CREDIT)  OF PERIOD
- ----------------------------------------------------------------------------
                                         (Thousands of Dollars)
UTILITY PLANT:
Transmission plant       $  1,970   $     -   $    -      $   -    $  1,970
Distribution              535,423    37,251    3,790          -     568,884
Storage                    23,927        80      102          -      23,905
Gas in underground
  storage - noncurrent      5,884         -        -          -       5,884
General                    38,098     3,368    1,951          -      39,515
Manufactured gas
  production                8,914        54      292          -       8,676
Natural gas production
 and gathering plant        3,547         -        -       (695)(c)   2,852
Other utility plant        22,146        84        -          -      22,230
Unfinished
  construction              2,984        43 (a)    -          -       3,027
Gas plant acquisition
  adjustment                  523         -        -        (24)(b)     499
 Gas plant held for
  future use                  160         -        -          -         160
 Intangibles                   11         -        -          -          11
                         --------------------------------------------------
 Total utility plant      643,587    40,880    6,135       (719)    677,613
                         --------------------------------------------------
OTHER PROPERTY:
Rights of way                  50         -        -          -          50
Organization
  expenses                      3         -        -          -           3
Mains                       1,984         -        -          -       1,984
Other                       7,480        19        -          -       7,499
                         --------------------------------------------------
  Total other property      9,517        19        -          -       9,536
                         --------------------------------------------------
        TOTAL            $653,104   $40,899   $6,135      $(719)   $687,149
                         ==================================================

(a)  Represents net change in unfinished construction during the year.
(b) Amortization of acquisition adjustments relating to Midwest Missouri Gas Co. and St. Charles Gas Corp., in accordance with Missouri Public Service Commission order in Case No. 17,873.
(c)  Includes amortization of non-productive gas wells amounting to $(695).

                                   SCHEDULE V                 (Page 3 of 3)
                  LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                          PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED SEPTEMBER 30, 1992
- ----------------------------------------------------------------------------
COLUMN A                 COLUMN B   COLUMN C   COLUMN D  COLUMN E  COLUMN F
                                                         OTHER
                        BALANCE AT            RETIRE-    CHANGES- BALANCE AT
                        BEGINNING  ADDITIONS  MENTS      DEBIT      CLOSE
CLASSIFICATION          OF PERIOD    AT COST  OR SALES  (CREDIT)  OF PERIOD
- ----------------------------------------------------------------------------
                                    (Thousands of Dollars)
UTILITY PLANT:
Transmission plant      $  1,970    $     -   $    -    $   -     $  1,970
Distribution             495,226     43,771    3,587       13 (d)  535,423
Storage                   23,915         18        6        -       23,927
Gas in underground
  storage - noncurrent     5,884          -        -        -        5,884
General                   36,504      3,683    2,089        -       38,098
Manufactured gas
   production              8,863         62       11        -        8,914
Natural gas production
 and gathering plant       4,200          -        -     (653) (c)   3,547
Other utility plant       22,096         50        -        -       22,146
Unfinished
  construction             5,916     (2,932) (a)   -        -        2,984
Gas plant acquisition
  adjustment                 548          -        -      (25) (b)     523
Gas plant held for
  future use                 165          8        -      (13) (d)     160
Intangibles                   11          -        -        -           11
                        --------------------------------------------------
 Total utility plant     605,298     44,660    5,693     (678)     643,587
                        --------------------------------------------------
OTHER PROPERTY:
Rights of way                 50          -        -        -           50
Organization
  expenses                     3          -        -        -            3
Mains                      1,984          -        -        -        1,984
Other                      7,462         18        -        -        7,480
                        --------------------------------------------------
  Total other property     9,499         18        -        -        9,517
                        --------------------------------------------------
        TOTAL           $614,797    $44,678   $5,693    $(678)    $653,104
                        ==================================================

(a)  Represents net change in unfinished construction during the year.
(b) Amortization of acquisition adjustments relating to Midwest Missouri Gas Co. and St. Charles Gas Corp., in accordance with Missouri Public Service Commission order in Case No. 17,873.
(c)  Includes amortization of non-productive gas wells amounting to $(653).
(d)  Miscellaneous reclassifications.

                                 SCHEDULE VI                   (Page 1 of 3)
               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
            ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                           PLANT AND EQUIPMENT
                  FOR THE YEAR ENDED SEPTEMBER 30, 1994
- ----------------------------------------------------------------------------
COLUMN A        COLUMN B       COLUMN C            COLUMN D         COLUMN E
                                                  DEDUCTIONS
                                                 FROM RESERVES
                               ADDITIONS       RETIREMENTS,          BALANCE
                BALANCE AT  CHARGED  CHARGED   RENEWALS,                AT
                BEGINNING   TO       TO OTHER  AND                  CLOSE OF
DESCRIPTION     OF PERIOD   INCOME   ACCOUNTS  REPLACEMENTS  OTHER    PERIOD
- ----------------------------------------------------------------------------
                                  (Thousands of Dollars)
UTILITY PLANT:
 Gas plant in
 service        $263,489   $18,225   $1,215(a) $6,733   $2,073(b)  $274,123

 Producing oil
 land and land
 rights              652         -        -         -        -          652

 Underground
 storage land
 and land rights   1,842        26        -        15        -        1,853

 Other gas plant
 in service          749       113        -         9        -          853

 Exploration and
 development
 property         20,055       350        -         -        -       20,405
                -----------------------------------------------------------
Total utility
 plant           286,787    18,714(d) 1,215     6,757(c) 2,073      297,886

OTHER PROPERTY     9,411        36(e)     -         -        -        9,447
                -----------------------------------------------------------

    TOTAL       $296,198   $18,750   $1,215    $6,757   $2,073     $307,333
                ===========================================================

(a) Includes salvage and depreciation charged to utility plant amounting to $670 and $545, respectively.
(b)  Cost of removal.
(c)  Utility plant retirements amounted to $6,757 per Schedule V.
(d) Reflects depreciation on utility plant charged to utility operating income.
(e) Depreciation on other property is charged to miscellaneous income and income deductions - net. The reserve for depreciation is not segregated on the books as between the classes of property shown on
     Schedule V.

                              SCHEDULE VI                   (Page 2 of 3)
               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
            ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                           PLANT AND EQUIPMENT
                 FOR THE YEAR ENDED SEPTEMBER 30, 1993
- ----------------------------------------------------------------------------
COLUMN A        COLUMN B       COLUMN C            COLUMN D         COLUMN E
                                                  DEDUCTIONS
                                                 FROM RESERVES
                               ADDITIONS       RETIREMENTS,          BALANCE
                BALANCE AT  CHARGED  CHARGED   RENEWALS,                AT
                BEGINNING   TO       TO OTHER  AND                  CLOSE OF
DESCRIPTION     OF PERIOD   INCOME   ACCOUNTS  REPLACEMENTS  OTHER    PERIOD
- ----------------------------------------------------------------------------
                                  (Thousands of Dollars)
UTILITY PLANT:
 Gas plant in
 service        $253,641    $17,062    $871(a) $6,129    $1,956(b)  $263,489

 Producing oil
 land and land
 rights              652          -       -         -         -          652

 Underground
 storage land
 and land rights   1,816         26       -         -         -        1,842

 Other gas plant
 in service          654        104       -         6         3(b)       749

 Exploration and
 development
 property         19,537        518       -         -         -       20,055
                ------------------------------------------------------------
Total utility
 plant           276,300     17,710(d)  871     6,135(c)   1,959     286,787

OTHER PROPERTY     9,360         51(e)    -         -          -       9,411
                ------------------------------------------------------------

    TOTAL       $285,660    $17,761    $871    $6,135     $1,959    $296,198
                ============================================================

(a) Includes salvage and depreciation charged to utility plant amounting to $311 and $560, respectively.
(b)  Cost of removal.
(c)  Utility plant retirements amounted to $6,135 per Schedule V.
(d) Reflects depreciation on utility plant charged to utility operating income.
(e) Depreciation on other property is charged to miscellaneous income and income deductions - net. The reserve for depreciation is not segregated on the books as between the classes of property shown on
     Schedule V.

                                 SCHEDULE VI                   (Page 3 of 3)
               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
            ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                           PLANT AND EQUIPMENT
                 FOR THE YEAR ENDED SEPTEMBER 30, 1992
- ----------------------------------------------------------------------------
COLUMN A        COLUMN B       COLUMN C            COLUMN D         COLUMN E
                                                  DEDUCTIONS
                                                 FROM RESERVES
                               ADDITIONS       RETIREMENTS,          BALANCE
                BALANCE AT  CHARGED  CHARGED   RENEWALS,                AT
                BEGINNING   TO       TO OTHER  AND                  CLOSE OF
DESCRIPTION     OF PERIOD   INCOME   ACCOUNTS  REPLACEMENTS  OTHER    PERIOD
- ----------------------------------------------------------------------------
                                  (Thousands of Dollars)
UTILITY PLANT:
 Gas plant in
 service        $243,935    $16,158    $948(a) $5,693    $1,707(b)  $253,641

 Producing oil
 land and land
 rights              652          -       -         -         -          652

 Underground
 storage land
 and land rights   1,791         25       -         -         -        1,816

 Other gas plant
 in service          538        116       -         -         -          654

 Exploration and
 development
 property         19,065        472       -         -         -       19,537
                ------------------------------------------------------------
Total utility
 plant           265,981     16,771(d)  948     5,693(c)   1,707     276,300

OTHER PROPERTY     9,292         68(e)    -         -          -       9,360
                ------------------------------------------------------------

    TOTAL       $275,273    $16,839    $948    $5,693     $1,707    $285,660
                ============================================================

(a) Includes salvage and depreciation charged to utility plant amounting to $433 and $515, respectively.
(b)  Cost of removal.
(c)  Utility plant retirements amounted to $5,693 per Schedule V.
(d) Reflects depreciation on utility plant charged to utility operating income.
(e) Depreciation on other property is charged to miscellaneous income and income deductions - net. The reserve for depreciation is not segregated on the books as between the classes of property shown on
     Schedule V.

                                   SCHEDULE VII
                   LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                   GUARANTEES (1) OF SECURITIES OF OTHER ISSUERS
                           SEPTEMBER 30, 1994 (2) (3)
- ---------------------------------------------------------------------------
    COLUMN A                         COLUMN B                      COLUMN C

                                                                    Total
  Name of Issuer of                                                 Amount
Securities Guaranteed by        Title of Issue of Each            Guaranteed
  Persons for Which              Class of Securities                  and
  Statement is Filed                 Guaranteed                  Outstanding
- ------------------------         ----------------------          -----------
                                                      (Thousands of Dollars)
LACLEDE DEVELOPMENT COMPANY:


Centre Park Forty                     Bank Loan                  $ 1,218


Deutsch Enterprises                   Bank Loan                    4,703


Plumbrook Ltd. Ptnrshp.               Bank Loan                    1,799


St. Peters Business                   Bank Loan and
  Park Development                    Industrial Development
                                      Bonds                        2,518



63rd Street Associates                Bank Loan                      471


The Villages of
  Cherry Hills Development            Bank Loan                    1,218
                                                                 -------
                                                                 $11,927
                                                                 =======

(1) For the purpose of this schedule, the references to "guarantees" include instances where a subsidiary company is jointly and severally liable for the repayment of indebtedness, whether as a general partner of the debtor a general partner of the guarantor, or a direct guarantor.
(2) Columns D, E and G have been omitted as the answers thereto would have been "None".
(3) In answer to Column F, all guaranteed securities are guaranteed as to principal and interest. In most cases the applicable rate of interest floats with the prime interest rate. Currently, the annual aggregate amount of interest is approximately $.9 million and will vary depending upon changes in the prime interest rate.

                                  SCHEDULE VIII
                    LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                                     RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
- ----------------------------------------------------------------------------
COLUMN A           COLUMN B       COLUMN C          COLUMN D        COLUMN E
                   BALANCE AT   ADDITIONS CHARGED   DEDUCTIONS    BALANCE AT
                   BEGINNING     TO      TO OTHER     FROM         AT CLOSE
DESCRIPTION        OF PERIOD   INCOME    ACCOUNTS    RESERVES      OF PERIOD
- ----------------------------------------------------------------------------
                                    (Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 1994:
DOUBTFUL ACCOUNTS     $ 7,704   $2,818     $2,842 (a)  $8,421 (b)   $ 4,943
                      =====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,684   $1,657     $    -      $1,271 (c)   $ 4,070
 Deferred compensation  6,777    1,010          -         612         7,175
 Equalization group
  insurance premium(d)  4,754        -          -       4,754             -
                      -----------------------------------------------------
              TOTAL   $15,215   $2,667     $    -      $6,637       $11,245
                      =====================================================
YEAR ENDED
SEPTEMBER 30, 1993:
DOUBTFUL ACCOUNTS     $ 6,384   $4,842     $2,329 (a)  $5,851 (b)   $ 7,704
                      =====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 2,866   $2,027     $    -      $1,209 (c)   $ 3,684
 Deferred compensation  6,251      684          -         158         6,777
 Equalization group
  insurance premium     5,139    1,076          -       1,461         4,754
                      -----------------------------------------------------
             TOTAL    $14,256   $3,787     $    -      $2,828       $15,215
                      =====================================================
YEAR ENDED
SEPTEMBER 30, 1992:
DOUBTFUL ACCOUNTS     $ 6,627   $4,235     $2,677 (a)  $7,155 (b)    $ 6,384
                      ======================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 2,816   $1,348     $    -      $1,298 (c)    $ 2,866
 Deferred compensation  5,729      647          -         125          6,251
 Equalization group
  insurance premium     5,095    1,059          -       1,015          5,139
                      ------------------------------------------------------
           TOTAL      $13,640   $3,054     $    -      $2,438        $14,256
                      ======================================================

(a)  Accounts reinstated, cash recoveries, etc.
(b)  Accounts written off.
(c)  Claims settled, less reimbursements from insurance companies.
(d) Adjusted as a result of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" on October 1, 1993.

                                 SCHEDULE IX
                   LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                             SHORT-TERM BORROWINGS (1)
               FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992
- ----------------------------------------------------------------------------
    COLUMN A         COLUMN B   COLUMN C     COLUMN D  COLUMN E     COLUMN F

                                              MAXIMUM   AVERAGE     WEIGHTED
                                              -----------------      AVERAGE
  CATEGORY OF         BALANCE   WEIGHTED           AMOUNT           INTEREST
  AGGREGATE                AT    AVERAGE         OUTSTANDING     RATE DURING
  SHORT-TERM         CLOSE OF   INTEREST           DURING             PERIOD
  BORROWINGS           PERIOD       RATE           PERIOD                (2)
- ----------------------------------------------------------------------------
                                           (Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 1994:
- ------------------

 Commercial Paper     $53,500       4.9%    $95,000     $46,713         3.7%


YEAR ENDED
SEPTEMBER 30, 1993:
- ------------------

 Commercial Paper     $27,500       3.2%    $32,000     $12,467         3.2%


YEAR ENDED
SEPTEMBER 30, 1992:
- ------------------

 Commercial Paper     $ 7,000       3.3%    $14,000     $   679         3.6%




(1)  See Note 8 of Notes to Financial Statements.
(2) Actual interest expense divided by average amount of debt outstanding during this year.



                                   SCHEDULE X
                     LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
               FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
- ----------------------------------------------------------------------------
                    COLUMN A                                COLUMN B
                        ITEM                   CHARGED TO COSTS AND EXPENSES
- ----------------------------------------------------------------------------
                                                1994        1993        1992
                                                ----        ----        ----
                                                   (Thousands of Dollars)
TAXES OTHER THAN INCOME:

  Real Estate and Personal Property          $ 8,140      $ 8,366    $ 7,454
  Gross Receipts                              28,994       27,406     23,000
  Payroll Taxes                                5,091        4,836      4,444
  Manufacturer's State and City License           51          142        118
  Other                                          351          311        317
                                             -------------------------------
     TOTAL                                   $42,627      $41,061    $35,333
                                             ===============================

    In addition to the taxes shown above, there are sales, excise and other taxes included in operating accounts, the total of which is not significant.

    Maintenance and depreciation other than the amounts set out separately in the statements of income were not significant. Rents, Royalties and Advertising expenditures were less than 1% of gross revenues.



                              INDEX TO EXHIBITS
                              -----------------

                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
- -------                                                        ------------

3.01(i)*    -   Articles of Incorporation, as of February 11,
                1994; filed as Exhibit 4(a) to the Company's
                Form S-3 Registration Statement No. 33-52357.
3.01(ii)*   -   By-Laws of the Company, as amended on
                October 1, 1990; filed as Exhibit 3.01
                to the Company's 10-K for the fiscal year
                ended September 30, 1990 (File No. 1-1822).
3.01(ii)a*  -   Certified copy of resolutions of the Company's
                Board of Directors adopted on November 21, 1991
                amending Article IV, Section 1 of the Company's
                By-Laws, effective January 22, 1992; filed as
                Exhibit 3.01a  to the Company's 10-K for the
                fiscal year ended September 30, 1991 (File
                No. 1-1822).
4.01*       -   Mortgage and Deed of Trust, dated as of
                February 1, 1945; filed as Exhibit 7-A to
                Registration Statement No. 2-5586.
4.02*       -   Fourteenth Supplemental Indenture, dated
                as of October 26, 1976; filed on June 26,
                1979 as Exhibit b-4 to Registration State-
                ment No. 2-64857.
4.03*       -   Seventeenth Supplemental Indenture, dated
                as of May 15, 1988; filed as Exhibit 28(a)
                to the Registration Statement No. 33-38413.
4.04*       -   Eighteenth Supplemental Indenture, dated as
                of November 15, 1989; filed as Exhibit 28(b)
                to the Registration Statement No. 33-38413.
4.05*       -   Nineteenth Supplemental Indenture, dated
                as of May 15, 1991; filed on May 16, 1991
                as Exhibit 4.01 to the Company's Form 8-K
                (File No. 1-1822).
4.06*       -   Twentieth Supplemental Indenture, dated
                as of November 1, 1992; filed on
                November 4, 1992 as Exhibit 4.01 to the
                Company's Form 8-K (File No. 1-1822).
4.07*       -   Twenty-First Supplemental Indenture, dated
                as of May 1, 1993; filed on May 13, 1993 as Exhibit 4.01 to the Company's Form 8-K
                (File No. 1-1822).






    * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------

                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
- -------                                                        ------------

4.08*       -   Laclede Gas Company Board of Directors'
                Resolution dated August 28, 1986 which
                generally provides that the Board may
                delegate its authority in the adoption of
                certain employee benefit plan amendments
                to certain designated Executive Officers;
                filed as Exhibit 4.12 to the Company's
                10-K for the fiscal year ended
                September 30, 1991 (File No. 1-1822).
4.08a*      -   Laclede Gas Company Board of Directors'
                Resolutions dated August 25, 1988, which
                generally provide for certain amendments
                to the Company's Wage Deferral Savings
                Plan and Salary Deferral Savings Plan and
                that certain Officers are authorized to
                execute such amendments; filed as
                Exhibit 4.12g to the Company's 10-K for
                the fiscal year ended September 30, 1988
                (File No. 1-1822).
4.09*       -   Laclede Gas Company Wage Deferral Savings
                Plan, incorporating amendments through
                December 12, 1990; filed as Exhibit 4.13
                to the Company's 10-K for the fiscal year
                ended September 30, 1991 (File No. 1-1822).
4.09a*      -   Amendments to the Company's Wage Deferral
                and Salary Deferral Savings Plans, effective
                May 1, 1992, adopted by the Board of
                Directors on February 27, 1992; filed as
                Exhibit 4.13 to the Company's 10-Q for
                the fiscal quarter ended March 31, 1992
                (File No. 1-1822).
4.09b*      -   Amendment to the Company's Wage Deferral
                Savings Plan, effective August 1, 1992,
                adopted by the Board of Directors on
                August 27, 1992; filed as Exhibit 4.13b
                to the Company's 10-K for the fiscal
                year ended September 30, 1992 (File
                No. 1-1822).
4.09c       -   Amendments to the Company's Wage Deferral            66
                Savings Plan dated July 29, 1994.
4.09d       -   Amendments to the Company's Wage Deferral            76
                Savings Plan effective August 1, 1994 and adopted by the Board of Directors August 25, 1994.




    * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------

                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
- -------                                                        ------------

4.10*       -   Missouri Natural Gas Division of the Laclede
                Gas Company Dual Savings Plan incorporat-
                ing amendments through December 12, 1990;
                filed as Exhibit 4.01 to the Company's
                10-Q for the fiscal quarter ended
                December 31, 1990 (File No. 1-1822).
4.10a*      -   Amendment to the Missouri Natural Gas
                Division of Laclede Gas Company Dual
                Savings Plan effective April 11, 1993,
                adopted by the Board of Directors on
                August 26, 1993; filed as Exhibit 4.10a
                to the Company's 10-K for the fiscal year
                ended September 30, 1993 (File No. 1-1822).
4.10b       -   Amendments to the Missouri Natural Gas               79
                Division of Laclede Gas Company Dual Savings
                Plan dated July 29, 1994.
4.11*       -   Rights Agreement dated as of April 17,
                1986; filed on April 18, 1986 as Exhibit 1
                to the Company's Form 8-A (File No. 1-1822).
10.01*      -   Incentive Compensation Plan of the Company,
                as amended; filed as Exhibit 10.03 to the
                Company's 10-K for the fiscal year ended
                September 30, 1989.
10.01a*     -   Amendment adopted by the Board of Directors on
                July 26, 1990 to the Incentive Compensation
                Plan; filed as Exhibit 10.02a to the Com-
                pany's 10-K for the fiscal year ended
                September 30, 1990 (File No. 1-1822).
10.01b*     -   Amendments adopted by the Board of
                Directors on August 23, 1990 to the
                Incentive Compensation Plan; filed as
                Exhibit 10.02b to the Company's 10-K for
                the fiscal year ended September 30, 1990
                (File No. 1-1822).
10.02*      -   Senior Officers' Life Insurance Program of
                the Company, as amended; filed as Exhi-
                bit 10.03 to the Company's 10-K for the
                fiscal year ended September 30, 1990
                (File No. 1-1822).
10.02a*     -   Certified copy of resolutions of the Company's
                Board of Directors adopted on June 27, 1991 amending the Senior Officers' Life Insurance
                Program; filed as Exhibit 10.01 to the Company's
                10-Q for the fiscal quarter ended June 30, 1991
                (File No. 1-1822).



    * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------

                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
- -------                                                        ------------

10.02b*     -   Certified copy of resolutions of the
                Company's Board of Directors adopted on
                January 28, 1993 amending the Senior Officers'
                Life Insurance Program; filed as Exhibit 10.03
                to the Company's 10-Q for the fiscal quarter
                ended March 31, 1993 (File No. 1-1822).
10.03*      -   Employees' Retirement Plan of Laclede Gas
                Company - Management Employees, effective
                as of July 1, 1990, as amended; filed as
                Exhibit 10.01 to the Company's 10-Q for
                the fiscal quarter ended June 30, 1990 (File
                No. 1-1822).
10.03a*     -   Amendment to the Employees' Retirement Plan
                of Laclede Gas Company - Management Employ-
                ees adopted by the Board of Directors on
                September 27, 1990; filed as Exhibit 10.04a
                to the Company's 10-K for the fiscal year
                ended September 30, 1990 (File No. 1-1822).
10.03b*     -   Amendments, dated December 12, 1990 to the
                Employees' Retirement Plan of Laclede Gas
                Company - Management Employees; filed as
                Exhibit 10.04b to the Company's 10-K for the
                fiscal year ended September 30, 1990 (File
                No. 1-1822).
10.03c*     -   Amendment to the Employees' Retirement Plan of
                Laclede Gas Company - Management Employees dated
                January 10, 1994; filed as Exhibit 10.01 to the
                Company's 10-Q for the fiscal quarter ended
                December 31, 1993 (File No. 1-1822).
10.03d      -   Amendments to the Employees' Retirement Plan         84
                of Laclede Gas Company - Management Employees
                dated July 29, 1994.
10.04*      -   Laclede Gas Company Supplemental Retirement
                Benefit Plan, as amended and restated effec-
                tive July 25, 1991; filed as Exhibit 10.05
                to the Company's 10-K for the fiscal year
                ended September 30, 1991 (File No. 1-1822).
10.04a*     -   Trust Agreement with Boatmen's Trust Company,
                dated September 4, 1990; filed as Exhibit
                10.05c to the Company's 10-K for the fiscal year ended September 30, 1990 (File
                No. 1-1822).






    * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------

                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
- -------                                                        ------------

10.04b*      -  First Amendment to Laclede Gas Company Trust
                Agreement dated as of September 4, 1990,
                adopted by the Board of Directors on
                September 23, 1993; filed as Exhibit 10.05(b)
                to the Company's 10-K for the fiscal year
                ended September 30, 1993 (File No. 1-1822).
10.05*      -   Laclede Gas Company Salary Deferral Savings
                Plan, as amended through February 27, 1992;
                filed as Exhibit 10.08 to the Company's
                10-Q for the fiscal quarter ended March 31,
                1992 (File No. 1-1822).
10.05a*     -   Amendment to the Company's Salary Deferral
                Savings Plan, effective January 31, 1992,
                adopted by the Board of Directors on August 27,
                1992; filed as Exhibit 10.08a to the Company's
                Form 10-K for the fiscal year ended
                September 30, 1992 (File No. 1-1822).
10.05b*     -   Amendment to the Company's Salary Deferral
                Savings Plan dated January 10, 1994; filed as
                Exhibit 10.02 to the Company's 10-Q for the
                fiscal quarter ended December 31, 1993 (File
                No. 1-1822).
10.05c      -   Amendments to the Company's Salary Deferral          86
                Savings Plan, dated July 29, 1994.
10.05d      -   Amendments to the Company's Salary Deferral          89
                Savings Plan effective August 1, 1994 adopted by
                the Board of Directors on August 25, 1994.
10.05e      -   Amendments to the Company's Salary Deferral          92
                Savings Plan dated September 27, 1994.
10.06*      -   Laclede Gas Company Deferred Compensation
                Plan for Non-Employee Directors dated
                March 26, 1981; filed as Exhibit 10.12 to
                the Company's 10-K for the fiscal year
                ended September 30, 1989 (File No. 1-1822).
10.06a*     -   First Amendment to the Company's Deferred
                Compensation Plan for Non-Employee Directors,
                adopted by the Board of Directors on July 26,
                1990; filed as Exhibit 10.09a to the Company's
                10-K for the fiscal year ended September 30,
                1990 (File No. 1-1822).
10.06b*     -   Amendment to the Company's Deferred Com-
                pensation Plan for Non-Employee Directors, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.09b to the Company's Form 10-K for the fiscal year ended September 30, 1992 (File No. 1-1822).


       * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------

                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
- -------                                                        ------------

10.07*      -   Agency Agreement Between Laclede Gas Company
                and Mississippi River Transmission Corporation
                dated August 26, 1993; filed as Exhibit 10.10
                to the Company's 10-K for the fiscal year ended
                September 30, 1993 (File No. 1-1822).
10.07a*     -   Propane sales contract between Phillips 66
                Company and Laclede Pipeline Company, dated
                February 2, 1989; filed as Exhibit 10.10d
                to the Company's 10-K for the fiscal year
                ended September 30, 1990 (File No. 1-1822).
10.07b*     -   Amendment, dated August 6, 1992, to Propane
                Sales Contract between the Company and
                Phillips 66 Company; filed as Exhibit 10.10c
                to the Company's Form 10-K for the fiscal
                year ended September 30, 1992 (File No. 1-1822).
10.07c*     -   Gas Purchase and Sales Agreement effective
                November 1, 1990 between the Company and
                ESCO Energy, Inc. and its affiliated
                companies; filed as Exhibit 10.10d to the
                Company's 10-K for the fiscal year ended
                September 30, 1991 (File No. 1-1822).
10.08*      -   The Retirement Plan for Non-Employee Direc-
                tors of Laclede Gas Company dated January 24,
                1985; filed as Exhibit 10.01 to the Company's
                10-Q for the fiscal quarter ended March 31,
                1990 (File No. 1-1822).
10.08a*     -   First Amendment to Retirement Plan for the
                Company's Non-Employee Directors, adopted by
                the Board of Directors on July 26, 1990; filed
                as Exhibit 10.11a to the Company's 10-K for
                the fiscal year ended September 30, 1990
                (File No. 1-1822).
10.08b*     -   Amendments to the Retirement Plan for Non-
                Employee Directors, adopted by the Board
                of Directors on January 23, 1992; filed as
                Exhibit 10.11 to the Company's 10-Q for the
                fiscal quarter ended March 31, 1992 (File
                No. 1-1822).
10.09*      -   Salient Features of the Laclede Gas Company
                Deferred Income Plan for Directors and
                Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to the Company's 10-K for the fiscal year ended
                September 30, 1991 (File No. 1-1822).



    * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------

                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
- -------                                                        ------------

10.09a*     -   Amendment to the Company's Deferred Income
                Plan for Directors and Selected Executives,
                adopted by the Board of Directors on
                August 27, 1992; filed as Exhibit 10.12a to
                the Company's Form 10-K for the fiscal year
                ended September 30, 1992 (File No. 1-1822).
10.10*      -   Form of Indemnification Agreement between
                the Company and its Directors and Officers;
                filed as Exhibit 10.13 to the Company's 10-K
                for the fiscal year ended September 30, 1990
                (File No. 1-1822).
10.11*      -   Laclede Gas Company Management Continuity
                Protection Plan, as amended, effective at
                the close of business on January 27, 1994, by
                the Board of Directors; filed as Exhibit 10.1
                to the Company's 10-Q for the fiscal quarter
                ended March 31, 1994 (File No. 1-1822).
10.12*      -   Laclede Gas Company Restricted Stock Plan
                for Non-Employee Directors, effective as of
                January 25, 1990; filed as Exhibit 10.03 to
                the Company's 10-Q for the fiscal quarter
                ended March 31, 1990 (File No. 1-1822).
10.13*      -   Laclede Gas Company Trust Agreement with
                Boatmen's Trust Company, dated December 7,
                1989; filed as Exhibit 10.16 to the Company's
                10-K for the fiscal year ended September 30,
                1990 (File No. 1-1822).
10.13a*     -   First Amendment to Laclede Gas Company Trust
                Agreement, adopted by the Board of Directors
                on July 26, 1990; filed as Exhibit 10.16a to
                the Company's 10-K for the fiscal year ended
                September 30, 1990 (File No. 1-1822).
10.13b*     -   Second Amendment to Laclede Gas Company Trust
                Agreement dated as of December 7, 1989, adopted
                by the Board of Directors on September 23, 1993;
                filed as Exhibit 10.16b to the Company's 10-K
                for the fiscal year ended September 30, 1993
                (File No. 1-1822).
10.14*      -   Salient Features of the Laclede Gas Company
                Deferred Income Plan II for Directors and
                Selected Executives adopted by the Board of Directors on September 23, 1993; filed as
                Exhibit 10.17 to the Company's 10-K for the fiscal year ended September 30, 1993
                (File No. 1-1822).



    * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------

                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
- -------                                                        ------------

10.15*      -   January 19, 1994 line of credit agreement with
                Mercantile Bank of St. Louis, N.A.; filed as
                Exhibit 10.2 to the Company's 10-Q for the
                fiscal quarter ended March 31, 1994 (File
                No. 1-1822).
10.16*      -   January 10, 1994 line of credit agreement with
                The Boatmen's National Bank of St. Louis; filed
                as Exhibit 10.3 to the Company's 10-Q for the
                fiscal quarter ended March 31, 1994 (File
                No. 1-1822).
10.17*      -   January 20, 1994 line of credit agreement with
                Commerce Bank of St. Louis, N.A.; filed as
                Exhibit 10.4 to the Company's 10-Q for the
                fiscal quarter ended March 31, 1994 (File
                No. 1-1822).
10.18*      -   January 10, 1994 line of credit agreement with
                Chemical Bank; filed as Exhibit 10.5 to the
                Company's 10-Q for the fiscal quarter ended
                March 31, 1994 (File No. 1-1822).
10.19*      -   October 18, 1993 line of credit agreement with
                Chemical Bank, The Boatmen's  National Bank of
                St. Louis and Mercantile Bank, N.A.; filed as
                Exhibit 10.6 to the Company's 10-Q for the
                quarter ended March 31, 1994 (File No. 1-1822).
10.19a*     -   Amendment and Extension dated April 18, 1994 of
                Line of Credit Agreement dated October 18, 1993
                among Laclede Gas Company, Chemical Bank, The
                Boatmen's National Bank of St. Louis and
                Mercantile Bank of St. Louis National
                Association; filed as Exhibit 10 to the Company's
                10-Q for the quarter ended June 30, 1994 (File
                No. 1-1822).
10.19b      -   Amendment and Further Extension dated                97
                August 18, 1994 of Line of Credit Agreement
                dated October 18, 1993 among Laclede Gas Company,
                Chemical Bank, The Boatmen's National Bank
                of St. Louis and Mercantile Bank of St. Louis
                National Association.
12          -   Ratio of Earnings to Fixed Charges.                  100
22          -   Subsidiaries of the Registrant.                      101
24          -   Consent of Independent Public Accountants.           102
27          -   Financial Data Schedule UT                           103



    * Incorporated herein by reference and made a part hereof.