Form 10-Q
period 1994-12-31
LACLEDE GAS CO
filed 1995-02-14
CIK 57183

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period ended December 31, 1994

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

15,750,664 shares, Common Stock, par value $1 per share at 2/13/95.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES











                                  PART I

                          FINANCIAL INFORMATION






The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 1994.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                    STATEMENTS OF CONSOLIDATED INCOME
                               (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                        Three Months Ended
                                                           December 31,
                                                         1994        1993
                                                         ----        ----
Utility Operating Revenues                             $122,203    $167,245
                                                       --------------------

Utility Operating Expenses:
   Natural and propane gas                               65,467     104,143
   Other operation expenses                              18,904      21,243
   Maintenance                                            4,581       4,621
   Depreciation and amortization                          5,830       4,786
   Taxes, other than income taxes                         9,303      10,209
   Income taxes (Note 3)                                  4,130       6,622
                                                       --------------------
      Total Utility Operating Expenses                  108,215     151,624
                                                       --------------------
Utility Operating Income                                 13,988      15,621
Miscellaneous Income and Income Deductions - Net
   (less applicable income taxes) (Note 3)                  162         319
                                                       --------------------
Income Before Interest Charges                           14,150      15,940
                                                        -------------------
Interest Charges:
   Interest on long-term debt                             3,136       3,218
   Other interest charges                                 1,804         802
                                                        -------------------
      Total Interest Charges                              4,940       4,020
                                                       --------------------
Net Income                                                9,210      11,920
Dividends on Preferred Stock                                 24          24
                                                       --------------------

Earnings Applicable to Common Stock                    $  9,186    $ 11,896
                                                       ====================

Average Number of Common Shares Outstanding              15,709      15,586

Earnings Per Share of Common Stock                        $ .58       $ .76

Dividends Declared Per Share of Common Stock              $ .31       $.305

Note: Average Number of Common Shares Outstanding, Earnings Per Share of Common Stock and Dividends Declared Per Share of Common Stock have been restated to reflect a 2-for-1 stock split which was effective on February 11, 1994.

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Dec. 31     Sept. 30
                                                         1994        1994
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                                  ASSETS
Utility Plant                                          $719,111    $709,563
   Less:  Accumulated depreciation and amortization     301,698     297,886
                                                       --------------------
   Net Utility Plant                                    417,413     411,677
                                                       --------------------
Other Property and Investments                           23,355      22,956
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              2,696       1,588
   Accounts receivable - net                             73,754      39,099
   Materials, supplies, and merchandise at avg cost       5,096       5,059
   Natural gas stored underground for current use
      at LIFO cost                                       45,933      48,333
   Propane gas for current use at FIFO cost              13,566      13,582
   Prepayments                                            3,376       1,853
   Unamortized purchased gas adjustments                  1,421       1,998
   Deferred income taxes                                  3,091       3,717
                                                       --------------------
      Total Current Assets                              148,933     115,229
                                                       --------------------
Deferred Charges                                         60,837      58,433
                                                       --------------------
Total Assets                                           $650,538    $608,295
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Dec. 31     Sept. 30
                                                         1994        1994
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                      (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (17,574,488 shares issued)            $ 17,574    $ 17,536
   Paid-in capital                                      28,879      28,102
   Retained earnings                                   177,634     173,318
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        200,070     194,939
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     154,228     154,211
                                                      --------------------
          Total Capitalization                         356,258     351,110
                                                      --------------------
Current Liabilities:
   Notes payable                                        90,000      53,500
   Accounts payable                                     28,976      20,124
   Refunds due customers                                25,481      29,782
   Advance customer billings                             8,444       7,062
   Taxes accrued                                         7,793       9,855
   Other                                                19,382      23,868
                                                      --------------------
      Total Current Liabilities                        180,076     144,191
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                75,741      76,662
   Unamortized investment tax credits                    8,281       8,329
   Other                                                30,182      28,003
                                                      --------------------
      Total Deferred Credits and Other Liabilities     114,204     112,994
                                                      --------------------
Total Capitalization and Liabilities                  $650,538    $608,295
                                                      ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                        Three Months Ended
                                                           December 31,
                                                         1994        1993
                                                         ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $  9,210    $ 11,920
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         5,844       4,804
   Deferred income taxes and investment tax credits        546      (1,942)
   Other - net                                              49          19
   Changes in assets and liabilities:
    Accounts receivable - net                          (34,655)    (58,572)
    Unamortized purchased gas adjustments                  577       1,998
    Deferred purchased gas costs                          (771)      5,138
    Accounts payable                                     8,852      30,947
    Refunds due customers                               (4,301)       (207)
    Taxes accrued                                       (2,062)      4,443
    Other assets and liabilities                        (2,810)    (10,791)
                                                      --------------------
          Net cash used in operating activities       $(19,521)   $(12,243)
                                                      --------------------
Investing Activities:
 Construction expenditures                             (11,402)     (9,394)
 Investments - non-utility                                (388)       (478)
 Other                                                     (92)        (91)
                                                      --------------------
          Net cash used in investing activities       $(11,882)   $ (9,963)
                                                      --------------------
Financing Activities:
 Issuance of short-term debt                            36,500      41,000
 Dividends paid                                         (4,804)     (4,778)
 Retirement of first mortgage bonds                          -     (11,991)
 Other                                                     815        (106)
                                                      --------------------
          Net cash provided by financing activities   $ 32,511    $ 24,125
                                                      --------------------
Net Increase in Cash and Cash Equivalents             $  1,108    $  1,919
Cash and Cash Equivalents at Beg of Period               1,588       1,706
                                                      --------------------
Cash and Cash Equivalents at End of Year              $  2,696    $  3,625
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                              $8,187      $6,963
  Income taxes                                             607           8

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                   1994          1993
                                                   ----          ----
                                                 (Thousands of Dollars)
    Utility Operations
       Current:
          Federal                                  $ 3,066      $ 7,388
          State and local                              516        1,244

       Deferred:
          Federal                                      558       (1,733)
          State and local                              (10)        (277)
                                                   --------------------
       Subtotal                                    $ 4,130      $ 6,622
                                                   --------------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal                                  $    72      $    35
          State and local                                1          (25)

       Deferred:
          Federal                                       (2)          62
          State and local                                -            6
                                                   --------------------
       Subtotal                                    $    71      $    78
                                                   --------------------
                  Total                            $ 4,201      $ 6,700
                                                   ====================

4. The quarter ended December 1994 is the first quarter to receive the full impact of the settlement approved by the Missouri Public Service Commission (MoPSC) in the Company's Rate Case GR-94-220. The settlement primarily authorized higher general rates, increased depreciation rates and revisions in the regulatory treatment of certain pension costs.
    The general rate increase was designed to increase revenues by $12.2 million annually. Annual depreciation in 1995, including a net increase in depreciation rates, is estimated to average 3.3% of the original cost of depreciable property. Pension credits, including the establishment of a regulatory asset, have been recorded to reflect pension costs consistent with the regulatory accounting treatment ordered by the MoPSC.

5. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1994 Form 10-K.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Earnings for the quarter ended December 31, 1994, the first quarter of fiscal year 1995, were $.58 per share compared with $.76 per share for the same three months last year, restated to reflect the 2-for-1 stock split effective February 11, 1994. The decrease in earnings was primarily due to near-record warm weather during October, November, and December of 1994, the second warmest such period this century. Earnings also decreased due to higher wage rates and other increases in the costs of doing business. Earnings for the quarter benefitted from the recent settlement of Laclede's request for general rate relief (Rate Case No. GR-94-220). The weather for the quarter was 29% warmer than last year and 28% warmer than normal.

     Utility operating revenues for the quarter ended December 31, 1994 were $122.2 million compared with $167.2 million for the quarter ended December 31, 1993. The $45.0 million, or 26.9%, decrease was principally due to lower therm sales (arising from the warmer weather). Revenues also decreased due to lower wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause). These decreases were slightly offset by the benefit of higher general rate levels resulting from Case No. GR-94-220. Therms sold and transported decreased by 71.5 million therms, or 20.4%, below the quarter ended December 31, 1993.

     Utility operating expenses for the quarter ended December 31, 1994 decreased by $43.4 million, or 28.6%, below the same quarter last year. Natural and propane gas expense this quarter decreased by $38.7 million, or 37.1%, from last year mainly due to decreased volumes purchased for sendout (resulting from the warmer weather). Gas expense also decreased due to lower rates charged by our suppliers. Other operation and maintenance expenses decreased 9.2%, primarily due to the recording of pension credits, including the establishment of a regulatory asset, necessary to reflect pension costs consistent with the regulatory accounting treatment ordered by the Missouri Public Service Commission (MoPSC) in Case No. GR-94-220. The reduced expenses were partially offset by higher wage rates (3.5%) and other increases in the costs of doing business. Depreciation and amortization expense increased 21.8% principally due to increased depreciation rates authorized by the MoPSC in Case No. GR-94-220. The 8.9% reduction in taxes, other than income taxes, reflects lower gross receipts taxes (reflecting the decreased revenues), partially offset by higher property taxes. The $2.5 million decrease in income taxes is principally due to lower taxable income.

     Interest expense increased 22.9% due to higher short-term interest expense reflecting higher balances and increased rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from our customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1995, the Company renewed its primary line of bank credit under which it may borrow up to $40 million prior to January 31, 1996, with renewal of any loans outstanding on that date permitted up to June 30, 1996. This, along with the Company's previously obtained $70 million supplemental line of credit which runs from October 18, 1994 to March 1, 1995, provides a total line of credit for the 1994-1995 primary heating season of $110 million. The Company anticipates that the supplemental line (and short-term borrowings) will be reduced after March 1, 1995, since seasonal cash needs typically decline at the end of the heating season. During January 1995, the Company sold commercial paper aggregating to a maximum of $103.0 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $89.5 million at January 31, 1995.

     It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources both internal and external to meet anticipated capital requirements. The Company is reviewing the possibility of issuing long-term financing later in 1995. The amount, timing, and type of financing is subject to management's evaluation of need, financial market conditions, and other factors.

     Construction expenditures for the quarter were $11.4 million compared with $9.4 million for the same period last year.

     Capitalization at December 31, 1994 increased $5.1 million since September 30, 1994 and consisted of 56.2% common stock equity, .5% preferred stock and 43.3% long-term debt.

     The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at December 31, 1994 and at September 30, 1994 such as Accounts Receivable - Net, Notes Payable, and Accounts Payable.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         During the quarter ended December 31, 1994, there were no new legal proceedings required to be disclosed.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

         The Company filed a Form 8-K Report during the quarter ended December 31, 1994.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  February 13, 1995                             R. J. Carroll
                                                  -------------------
                                                     R. J. Carroll
                                              Sr. Vice President - Finance
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits


                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
- -------           -------                                      ------------


   4.1            Amendment dated October 27, 1994 to the           15
                  Missouri Natural Gas Division of Laclede
                  Gas Company Dual Savings Plan.

   4.2            Amendment dated November 21, 1994 to the          20
                  Missouri Natural Gas Division of Laclede
                  Gas Company Dual Savings Plan.

  10.1            Extension and amendment of the Laclede Gas        23
                  Company Restricted Stock Plan for Non-employee
                  Directors adopted by the Board of Directors on November 17, 1994.

  10.2            Amendment and Further Extension of line of        27
                  credit agreement dated October 18, 1993, as amended and extended by letter of Amendment and Extension dated April 18, 1994, and further amended and extended by letter of Amendment and Further Extension dated
                  August 18, 1994 among Laclede Gas Company,
                  Chemical Bank, The Boatmen's National Bank of St. Louis and Mercantile Bank of St. Louis,
                  N.A.