Form 10-Q/A
period 1994-12-31
LACLEDE GAS CO
filed 1995-02-17
CIK 57183

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               FORM 10-Q/A





(X) AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended December 31, 1994.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  February 17, 1995                             R. J. Carroll
                                                  -------------------
                                                     R. J. Carroll
                                              Sr. Vice President - Finance
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits


                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
- -------           -------                                      ------------


   4.1            Amendment dated October 27, 1994 to the           15
                  Missouri Natural Gas Division of Laclede
                  Gas Company Dual Savings Plan.

   4.2            Amendment dated November 21, 1994 to the          20
                  Missouri Natural Gas Division of Laclede
                  Gas Company Dual Savings Plan.

  10.1            Extension and amendment of the Laclede Gas        23
                  Company Restricted Stock Plan for Non-employee
                  Directors adopted by the Board of Directors on November 17, 1994.

  10.2            Amendment and Further Extension of line of        27
                  credit agreement dated October 18, 1993, as amended and extended by letter of Amendment and Extension dated April 18, 1994, and further amended and extended by letter of Amendment and Further Extension dated
                  August 18, 1994 among Laclede Gas Company,
                  Chemical Bank, The Boatmen's National Bank of St. Louis and Mercantile Bank of St. Louis,
                  N.A.

    27            Financial Data Schedule UT                        30



    * Incorporated herein by reference and made a part hereof.