Form 10-Q
period 1995-03-31
LACLEDE GAS CO
filed 1995-04-21
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period ended March 31, 1995

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

     15,750,664 shares, Common Stock, par value $1 per share at 3/31/95.

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

(In Thousands, Except Per Share Amounts)
                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                    1995        1994      1995       1994
                                    ----        ----      ----       ----
Utility Operating Revenues          $191,627  $233,035   $313,830  $400,280
                                    ------------------   ------------------

Utility Operating Expenses:
  Natural and propane gas            109,919   149,133    175,386   253,276
  Other operation expenses            22,911    23,306     41,815    44,549
  Maintenance                          4,521     4,767      9,102     9,388
  Depreciation and amortization        5,895     4,803     11,725     9,589
  Taxes, other than income taxes      15,294    17,423     24,597    27,632
  Income taxes (Note 3)               10,624    11,400     14,754    18,022
                                    ------------------   ------------------
  Total Utility Operating Expenses   169,164   210,832    277,379   362,456
                                    ------------------   ------------------
Utility Operating Income              22,463    22,203     36,451    37,824
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)      619       453        781       772
                                     -----------------   ------------------
Income Before Interest Charges        23,082    22,656     37,232    38,596
                                    ------------------   ------------------
Interest Charges:
  Interest on long-term debt           3,136     3,136      6,272     6,354
  Other interest charges               1,877       875      3,681     1,677
                                    ------------------   ------------------
    Total Interest Charges             5,013     4,011      9,953     8,031
                                    ------------------   ------------------
Net Income                            18,069    18,645     27,279    30,565
Dividends on Preferred Stock              25        25         49        49
                                    ------------------   ------------------
Earnings Applicable to Common Stock $ 18,044  $ 18,620   $ 27,230  $ 30,516
                                    ==================   ==================
Average Number of Common
  Shares Outstanding                  15,751    15,586     15,730    15,586

Earnings Per Share of Common Stock     $1.15     $1.19      $1.73     $1.96

Dividends Declared Per Share
  of Common Stock                       $.31      $.305      $.62      $.61


             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                                                       Mar. 31     Sept. 30
                                                         1995        1994
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                                  ASSETS
Utility Plant                                          $728,745    $709,563
   Less:  Accumulated depreciation and amortization     305,872     297,886
                                                       --------------------
   Net Utility Plant                                    422,873     411,677
                                                       --------------------
Other Property and Investments                           23,010      22,956
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              2,999       1,588
   Accounts receivable - net                             61,491      39,099
   Materials, supplies, and merchandise at avg cost       5,389       5,059
   Natural gas stored underground for current use
      at LIFO cost                                       16,667      48,333
   Propane gas for current use at FIFO cost              13,567      13,582
   Prepayments                                            2,593       1,853
   Unamortized purchased gas adjustments                    564       1,998
   Deferred income taxes                                  3,765       3,717
   Delayed customer billings                              9,721           -
                                                       --------------------
      Total Current Assets                              116,756     115,229
                                                       --------------------
Deferred Charges                                         63,084      58,433
                                                       --------------------
Total Assets                                           $625,723    $608,295
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                                                       Mar. 31     Sept. 30
                                                         1995        1994
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (17,616,302 shares issued)            $ 17,616    $ 17,536
   Paid-in capital                                      29,668      28,102
   Retained earnings                                   190,795     173,318
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        214,062     194,939
   Redeemable preferred stock                            1,960       1,960
   Long-term debt                                      154,245     154,211
                                                      --------------------
          Total Capitalization                         370,267     351,110
                                                      --------------------
Current Liabilities:
   Notes payable                                        53,000      53,500
   Accounts payable                                     21,270      20,124
   Refunds due customers                                11,647      29,782
   Advance customer billings                                 -       7,062
   Taxes accrued                                        22,493       9,855
   Other                                                22,011      23,868
                                                      --------------------
      Total Current Liabilities                        130,421     144,191
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                72,512      76,662
   Unamortized investment tax credits                    8,193       8,329
   Other                                                44,330      28,003
                                                      --------------------
      Total Deferred Credits and Other Liabilities     125,035     112,994
                                                      --------------------
Total Capitalization and Liabilities                  $625,723    $608,295
                                                      ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                          Six Months Ended
                                                              March 31,
                                                          1995        1994
                                                          ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 27,279    $ 30,565
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        11,747       9,623
   Deferred income taxes and investment tax credits     (4,460)     (7,665)
   Other - net                                             178          67
   Changes in assets and liabilities:
    Accounts receivable - net                          (22,392)    (50,917)
    Unamortized purchased gas adjustments                1,434       4,912
    Deferred purchased gas costs                        12,561      17,017
    Delayed customer billings - net                    (16,783)    (31,494)
    Accounts payable                                     1,146      16,599
    Refunds due customers                              (18,135)     15,131
    Taxes accrued                                       12,638      18,512
    Natural gas stored underground                      31,665       4,994
    Other assets and liabilities                        (4,028)      2,084
                                                      --------------------
      Net cash provided by operating activities       $ 32,850    $ 29,428
                                                      --------------------
Investing Activities:
 Construction expenditures                            $(22,568)   $(17,673)
 Investments - non-utility                                (130)       (589)
 Other                                                    (190)         (2)
                                                      --------------------
          Net cash used in investing activities       $(22,888)   $(18,264)
                                                      --------------------
Financing Activities:
 Issuance (repayment) of short-term debt              $   (500)   $ 18,500
 Issuance of common stock                                1,646           -
 Dividends paid                                         (9,697)     (9,556)
 Retirement of first mortgage bonds                          -     (11,991)
 Other                                                       -        (106)
                                                      --------------------
         Net cash used in financing activities        $ (8,551)   $ (3,153)
                                                      --------------------
Net Increase in Cash and Cash Equivalents                1,411    $  8,011
Cash and Cash Equivalents at Beginning of Period         1,588       1,706
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  2,999    $  9,717
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                              $9,666      $7,742
  Income taxes                                           4,235       5,477

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

3.  Income Taxes
    Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended      Six Months Ended
                                     March 31,             March 31,
                                ------------------     -----------------
                                1995          1994     1995         1994
                                ----          ----     ----         ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $13,368    $14,647     $16,434   $22,035
          State and local         2,259      2,472       2,775     3,716

       Deferred:
          Federal                (4,367)    (4,957)     (3,809)   (6,690)
          State and local          (636)      (762)       (646)   (1,039)
                                ------------------     -----------------
       Subtotal                 $10,624    $11,400     $14,754   $18,022
                                ------------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $   274    $   173     $   346   $   208
          State and local            31         10          32       (15)

       Deferred:
          Federal                    (3)        (3)         (5)       59
          State and local             -          -           -         6
                                ------------------     -----------------
       Subtotal                 $   302    $   180     $   373   $   258
                                ------------------     -----------------
                  Total         $10,926    $11,580     $15,127   $18,280
                                ==================     =================

4. The settlement of the Company's Rate Case No. GR-94-220, approved by the Missouri Public Service Commission (MoPSC), primarily authorized higher general rates, increased depreciation rates and revisions in the regulatory treatment of certain pension costs. The general rate increase was designed to increase revenues by $12.2 million annually. Annual depreciation in 1995, including a net increase in depreciation rates, is estimated to average 3.3% of the original cost of depreciable property. Pension credits, including the establishment of a regulatory asset, have been recorded to reflect pension costs consistent with the regulatory accounting treatment ordered by the MoPSC.

5.  Regulatory Operations
    The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses as those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). The regulatory assets and regulatory liabilities in the Consolidated Balance Sheets are as follows:

                                            March 31     September 30
                                              1995           1994
                                            --------     ------------
                                              (Thousands of Dollars)
    Regulatory Assets:
    Amounts due from customers for
      future income taxes                    $31,152       $31,009
    Pension costs                              3,163             -
    Unamortized loss on reacquired debt        1,573         1,703
    Unamortized purchased gas adjustments        564         1,988
    Other                                        353           435
                                             -------       -------
       Total Regulatory Assets               $36,805       $35,135
                                             =======       =======

    Regulatory Liabilities:
    Unamortized Investment Tax Credits      $  8,193      $  8,329
    Amounts due to customers for
      future income taxes                        408           391
    Purchased gas costs                       13,225           664
    Other                                        453             3
                                             -------       -------
       Total Regulatory Liabilities          $22,279       $ 9,387
                                             =======       =======

    The inventory of gas stored underground is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use at March 31, 1995 was less than the LIFO cost by $3,897,600. The inventory carrying value has not been reduced to market prices because, pursuant to the Company's Purchased Gas Adjustment Clause, actual gas costs are recovered in customer rates.


6.  Leases
    The lease agreement covering the Company's general office space extends through February 2000. The aggregate rental expense for fiscal years 1994, 1993 and 1992 was $770,000, $760,000, and $750,000, respectively.
    Annual minimum rental payments for fiscal years 1995-1999 are $770,000 per year. The lease agreement provides for an annual rent escalation which is not determinable as of the balance sheet date; however, the maximum amount of rental expense increase is $8,800 per year.

7. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1994 Form 10-K.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Earnings for the quarter ended March 31, 1995 were $1.15 per share compared with $1.19 per share for the same quarter last year. The weather for the quarter was 8% warmer than the same period last year and 9% warmer than normal. The decrease in earnings was principally due to lower gas sales arising from the warmer weather. Earnings also decreased due to the effect of higher depreciation rates (authorized in Rate Case No. GR-94-220) and increased interest expense. These adverse factors were mitigated to some extent by general rate relief (GR-94-220) which was placed in effect on September 1, 1994.

Utility operating revenues for the quarter ended March 31, 1995 were $191.6 million compared with $233.0 million for the quarter ended March 31, 1994. The $41.4 million, or 17.8%, decrease was principally due to lower wholesale gas costs of $31.4 million (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause) and lower therm sales (arising from the warmer weather) and other minor variations amounting to $13.4 million. These decreases were partially offset by the benefit of higher general rate levels resulting from Case No. GR-94-220 of $3.4 million. Therms sold and transported decreased by 20.9 million therms, or 4.4%, below the quarter ended March 31, 1994.

Utility operating expenses for the quarter ended March 31, 1995 decreased by $41.7 million, or 19.8%, below the same quarter last year. Natural and propane gas expense this quarter decreased $39.2 million, or 26.3%, from last year mainly due to lower rates charged by our suppliers and decreased volumes purchased for sendout resulting from the warmer weather. Other operation and maintenance expenses decreased by $.6 million, or 2.3%, primarily due to reduced pension expense and lower charges for maintenance. These decreases were partially offset by higher group insurance charges and higher wage rates (3.5%). Depreciation and amortization expense increased 22.7% principally due to the higher depreciation rates. Taxes, other than income taxes, decreased 12.2% primarily due to lower gross receipts taxes (reflecting decreased revenues), slightly offset by higher property taxes this quarter. The $.8 million decrease in income taxes is principally due to lower taxable income.

Interest expense increased 25.0% due to higher short-term interest expense reflecting higher borrowings and increased rates.

Earnings for the six months ended March 31, 1995 were $1.73 per share compared with earnings of $1.96 per share for the same period last year. The weather for the six-month period this year was 17% warmer than last year and 17% warmer than normal. The decrease in earnings was primarily due to lower gas sales arising from the near-record warm weather. Earnings also decreased due to the higher depreciation rates and increased interest expense. These factors were partially offset by the aforementioned general rate relief and the benefit of lower pension expense. It is important to realize that due to the seasonal nature of its business, the Company's earnings are concentrated during the first six months of the fiscal year, typically reaching a peak level at the conclusion of the heating season.
As sales volumes decline in subsequent months, the Company frequently experiences losses in the second half of the fiscal year.

Utility operating revenues for the first six months of fiscal year 1995 decreased by $86.5 million, or 21.6%, below the corresponding period of fiscal year 1994. This decrease is principally due to lower wholesale gas costs of $46.2 million (which are passed on to our customers under the Company's Purchased Gas Adjustment Clause) and lower therm sales (arising from the warmer weather) and other minor variations of $47.2 million. These decreases were partially offset by the benefit of higher general rate levels amounting to $6.9 million. Therms sold and transported decreased by
92.4 million, or 11.2%, below the level during the six months ended March 31, 1994.

Utility operating expenses for the six months ended March 31, 1995 decreased by $85.1 million, or 23.5%, below last year. Natural and propane gas expense during the first six months of fiscal year 1995 decreased $77.9 million, or 30.8%, below the same period a year ago. This decrease was primarily due to lower rates charged by our suppliers and reduced volumes purchased for sendout resulting from the warmer weather. The $3.0 million, or 5.6%, decrease in other operation and maintenance expenses is principally due to the recording of pension credits, including the establishment of a regulatory asset, necessary to reflect pension costs consistent with the regulatory accounting treatment ordered by the MoPSC in Case No. GR-94-220. These reduced expenses were partially offset by higher wage rates (3.5%) and increased group insurance charges. Depreciation and amortization expense increased 22.3% primarily due to increased depreciation rates. Taxes, other than income taxes, decreased 11.0% principally due to lower gross receipts taxes (reflecting decreased revenues), partially offset by higher property taxes. The $3.3 million decrease in income taxes is mainly due to lower taxable income.

Interest expense increased 23.9% primarily due to higher short-term interest expense reflecting higher borrowings and increased rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from our customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1995, the Company renewed its primary line of bank credit under which it may borrow up to $40 million prior to January 31, 1996, with renewal of any loans outstanding on that date permitted up to June 30, 1996. This, along with the Company's previously obtained $70 million supplemental line of credit, which was in effect from October 18, 1994 to March 1, 1995, provided a total line of credit for the 1994-1995 primary heating season of $110 million. Since seasonal cash needs typically decline at the end of the heating season, the Company replaced the expiring supplemental line on March 1, 1995 with a $50 million supplemental line of credit which extends from March 1, 1995 to September 1, 1995, providing a total line of credit of $90 million to September 1, 1995. During January 1995, the Company sold commercial paper aggregating to a maximum of $103.0 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $53.0 million at March 31, 1995.

On March 30, 1995, the Company filed an application with the MoPSC seeking Commission authorization to issue and sell up to 1,750,000 shares of the Company's common stock. The Company plans to file a Registration Statement with the Securities and Exchange Commission, on or about April 21, 1995, for the registration of such shares of common stock. The Company plans an offering to sell such shares during the next 30 to 60 days. The offering will be made through an underwriting group that will be led by Merrill Lynch & Co. and co-managed by A.G. Edwards & Sons, Inc. and Smith Barney Inc. The net proceeds to be received from the offering would be used primarily to repay short-term indebtedness and/or reimburse the Company's treasury for expenditures incurred or to be incurred in connection with the Company's construction program to maintain and expand its gas service capabilities.

In a separate application with the MoPSC, the Company asked the Commission for a two year extension, to April 21, 1997, of its previously granted authority to sell up to $75 million of additional First Mortgage Bonds. The original authorization was for $100 million of First Mortgage Bonds of which $25 million have already been issued and sold. The amount and timing of any issuance will be subject to management's evaluation of need, financial market conditions, and other factors.

Construction expenditures for the six months ended March 31, 1995 were $22.5 million compared with $17.7 million for the same period last year. Construction expenditures for fiscal year 1995 are estimated to be approximately $44 million.

Capitalization at March 31, 1995 increased $19.2 million since September 30, 1994 and consisted of 57.8% common stock equity, .5% preferred stock and 41.7% long-term debt.

The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at March 31, 1995 and at September 30, 1994, such as Accounts Receivable-Net, Natural Gas Stored Underground For Current Use, and Delayed and Advance Customer Billings.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         During the quarter ended March 31, 1995, there were no new legal proceedings required to be disclosed.

Item 4.  Submission of Matters to Vote of Security Holders

         The Annual Meeting of Stockholders of Laclede Gas Company was held on January 26, 1995, for the purpose of electing three directors to the Board of Directors and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act of 1934.

         All of management's nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                Name of                      Shares             Shares
            Director Nominee                Voted For        Voted Withheld
            ----------------                ---------        --------------
            Dr. Henry Givens, Jr.          12,539,681             122,022
            Mary Ann Krey                  12,570,122             122,022
            H. Edwin Trusheim              12,543,958             122,022


         The proposal to ratify the appointment of Deloitte and Touche LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 1995 was passed upon the following vote:

             Shares Voted:
             ------------
             For the proposal                12,469,205
             Against the proposal                87,881
             Abstain regarding the proposal     116,190



Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  April 21, 1995                                R. J. CARROLL
                                                  -------------------
                                                     R. J. Carroll
                                              Sr. Vice President - Finance
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits
                                                         Sequentially
                                                           Numbered
Exhibit No.  Exhibit                                         Page

   4.1       Amendments to the Company's Wage Deferral        17
             Savings Plan dated February 21, 1995.

   4.2       Amendments to the Company's Wage Deferral        20
             Savings Plan dated March 7, 1995.

   4.3       Amendments to the Missouri Natural Gas           24
             Division of Laclede Gas Company Dual Savings
             Plan dated February 21, 1995.

   4.4       Amendments to the Missouri Natural Gas           27
             Division of Laclede Gas Company Dual Savings
             Plan dated March 7, 1995.

  10.1       Amendments to the Company's Salary Deferral      32
             Savings Plan dated February 21, 1995.

  10.2       Amendments to the Company's Salary Deferral      36
             Savings Plan dated March 7, 1995.

  10.3       Amendments to Laclede Gas Company Incentive      40
             Compensation Plan, effective January 26, 1995.

  10.4       Amendments to the Employees' Retirement Plan     44
             of Laclede Gas Company-Management Employees dated February 21, 1995.

  10.5       Amendments to the Employees' Retirement Plan     47
             of Laclede Gas Company-Management Employees dated March 7, 1995.

  10.6       January 18, 1995 line of credit agreement        50
             with The Boatmen's National Bank of St. Louis.

  10.7       January 18, 1995 line of credit agreement        51
             with Commerce Bank, N.A.

  10.8       January 18, 1995 line of credit agreement        53
             with Mercantile Bank of St. Louis, N.A.

  10.9       January 18, 1995 line of credit agreement        55
             with Chemical Bank.

  10.10      Amendment and Further Extension dated            56
             March 1, 1995 of Supplemental Line of Credit
             Agreement dated October 18, 1993 among Laclede
             Gas Company, Chemical Bank, The Boatmen's
             National Bank of St. Louis, and Mercantile Bank of St. Louis National Association.

  27         Financial Data Schedule UT                       59
                                  Page 16