Form 10-Q
period 1995-06-30
LACLEDE GAS CO
filed 1995-08-14
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period ended June 30, 1995

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

     17,419,627 shares, Common Stock, par value $1 per share at 8/11/95.

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

(In Thousands, Except Per Share Amounts)
                                   Three Months Ended    Nine Months Ended
                                        June 30,              June 30,
                                    1995        1994      1995        1994
                                    ----        ----      ----        ----
Utility Operating Revenues          $67,598   $74,644    $381,428  $474,924
                                    -----------------    ------------------
Utility Operating Expenses:
  Natural and propane gas            28,487    37,546     203,873   290,822
  Other operation expenses           19,156    20,416      60,971    64,965
  Maintenance                         4,267     4,177      13,369    13,565
  Depreciation and amortization       5,954     4,778      17,679    14,367
  Taxes, other than income taxes      9,391     8,637      33,988    36,269
  Income taxes (Note 3)              (1,811)   (2,196)     12,943    15,826
                                    -----------------    ------------------
  Total Utility Operating Expenses   65,444    73,358     342,823   435,814
                                    -----------------    ------------------
Utility Operating Income              2,154     1,286      38,605    39,110
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)     163        (3)        944       769
                                    -----------------     -----------------
Income Before Interest Charges        2,317     1,283      39,549    39,879
                                    -----------------     -----------------
Interest Charges:
  Interest on long-term debt          3,136     3,136       9,408     9,490
  Other interest charges              1,152       885       4,833     2,562
                                    -----------------    ------------------
    Total Interest Charges            4,288     4,021      14,241    12,052
                                    -----------------    ------------------
Net Income                           (1,971)   (2,738)     25,308    27,827
Dividends on Preferred Stock             24        24          73        73
                                    -----------------    ------------------
Earnings Applicable to Common Stock $(1,995)  $(2,762)   $ 25,235  $ 27,754
                                    =================    ==================
 Average Number of Common
   Shares Outstanding                16,487    15,631      15,982    15,601

Earnings Per Share of Common Stock    $(.12)    $(.18)      $1.58     $1.78

Dividends Declared Per Share
  of Common Stock                      $.31     $.305        $.93     $.915

            See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                                                       Jun. 30     Sept. 30
                                                         1995        1994
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                                  ASSETS
Utility Plant                                          $737,740    $709,563
   Less:  Accumulated depreciation and amortization     309,539     297,886
                                                       --------------------
   Net Utility Plant                                    428,201     411,677
                                                       --------------------
Other Property and Investments                           22,898      22,956
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              1,975       1,588
   Accounts receivable - net                             34,821      39,099
   Materials, supplies, and merchandise at avg cost       5,618       5,059
   Natural gas stored underground for current use
      at LIFO cost                                       19,582      48,333
   Propane gas for current use at FIFO cost              13,567      13,582
   Prepayments                                            1,778       1,853
   Unamortized purchased gas adjustments                    378       1,998
   Deferred income taxes                                  4,057       3,717
   Delayed customer billings                                148           -
                                                       --------------------
      Total Current Assets                               81,924     115,229
                                                       --------------------
Deferred Charges                                         69,703      58,433
                                                       --------------------
Total Assets                                           $602,726    $608,295
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                                                       Jun. 30     Sept. 30
                                                         1995        1994
                                                         ----        ----
                                                    (Thousands of Dollars)
                                                          (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,238,282 shares issued)             $ 19,238   $ 17,536
   Paid-in capital                                       57,641     28,102
   Retained earnings                                    183,422    173,318
   Treasury stock, at cost (1,865,638 shares held)      (24,017)   (24,017)
                                                       -------------------
     Total common stock equity                          236,284    194,939
   Redeemable preferred stock                             1,960      1,960
   Long-term debt (less sinking fund requirements)      154,262    154,211
                                                       -------------------
          Total Capitalization                          392,506    351,110
                                                       -------------------
 Current Liabilities:
   Notes payable                                         25,500     53,500
   Accounts payable                                      19,826     20,124
   Refunds due customers                                  5,565     29,782
   Advance customer billings                                  -      7,062
   Taxes accrued                                         15,986      9,855
   Other                                                 19,351     23,868
                                                       -------------------
       Total Current Liabilities                         86,228    144,191
                                                       -------------------
 Deferred Credits and Other Liabilities:
   Deferred income taxes                                 80,888     76,662
   Unamortized investment tax credits                     8,105      8,329
   Other                                                 34,999     28,003
                                                       -------------------
      Total Deferred Credits and Other Liabilities      123,992    112,994
                                                       -------------------
Total Capitalization and Liabilities                   $602,726   $608,295
                                                       ===================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                          Nine Months Ended
                                                               June 30,
                                                          1995        1994
                                                          ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                            $ 25,308   $ 27,827
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         17,719     14,413
   Deferred income taxes and investment tax credits       1,778     (3,098)
   Other - net                                              434        428
   Changes in assets and liabilities:
    Accounts receivable - net                             4,278     (8,790)
    Unamortized purchased gas adjustments                 1,620      5,643
    Deferred purchased gas costs                          2,062      9,718
    Delayed customer billings - net                      (7,210)   (15,598)
    Accounts payable                                       (298)     5,544
    Refunds due customers                               (24,217)    14,801
    Taxes accrued                                         6,131      9,023
    Natural gas stored underground                       28,751     (8,481)
    Other assets and liabilities                        (10,425)       279
                                                       -------------------
      Net cash provided by operating activities        $ 45,931   $ 51,709
                                                       -------------------
Investing Activities:
 Construction expenditures                             $(33,783)  $(28,246)
 Investments - non-utility                                 (241)      (322)
 Other                                                     (156)      (380)
                                                       -------------------
         Net cash used in investing activities         $(34,180)  $(28,948)
                                                       -------------------
Financing Activities:
 Issuance (repayment) of short-term debt               $(28,000)  $  3,100
 Issuance of common stock                                31,241      1,121
 Dividends paid                                         (14,605)   (14,335)
 Retirement of first mortgage bonds                           -    (11,991)
 Other                                                        -       (107)
                                                       -------------------
         Net cash used in financing activities         $(11,364)  $(22,212)
                                                       -------------------
Net Increase in Cash and Cash Equivalents              $    387   $    549

Cash and Cash Equivalents at Beginning of Period          1,588      1,706
                                                       -------------------
Cash and Cash Equivalents at End of Period             $  1,975   $  2,255
                                                       ===================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                             $ 16,755   $ 14,715
  Income taxes                                            4,760      8,070

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

3.  Income Taxes
    Net provisions for income taxes were charged (credited) as follows during the periods set forth below:



                                Three Months Ended     Nine Months Ended
                                      June 30,               June 30,
                                ------------------     -----------------
                                1995          1994     1995         1994
                                ----          ----     ----         ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal                $(6,880)   $(5,783)    $ 9,554   $16,252
          State and local         (1,170)      (983)      1,605     2,733

       Deferred:
          Federal                  5,301      3,875       1,492    (2,815)
          State and local            938        695         292      (344)
                                 ------------------     -----------------
       Subtotal                  $(1,811)   $(2,196)    $12,943   $15,826
                                 ------------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal                $   (91)   $  (144)    $   254   $    64
          State and local             (1)       (14)         31       (29)

       Deferred:
          Federal                     (2)        (3)         (5)       56
          State and local              -         (1)         (1)        5
                                 ------------------     -----------------
       Subtotal                  $   (94)   $  (162)    $   279   $    96
                                 ------------------     -----------------
                  Total          $(1,905)   $(2,358)    $13,222   $15,922
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

                                            June 30     September 30
                                              1995           1994
                                            --------    ------------
                                              (Thousands of Dollars)
    Regulatory Assets:
    Amounts due from customers for
      future income taxes                    $32,615       $31,009
    Pension costs                              3,339             -
    Unamortized loss on reacquired debt        1,509         1,703
    Unamortized purchased gas adjustments        378         1,988
    Other                                        359           435
                                             -------       -------
       Total Regulatory Assets               $38,200       $35,135
                                             =======       =======

    Regulatory Liabilities:
    Unamortized investment tax credits       $ 8,105       $ 8,329
    Amounts due to customers for
      future income taxes                        113           391
    Purchased gas costs                        2,726           664
    Other                                        678             3
                                             -------       -------
       Total Regulatory Liabilities          $11,622       $ 9,387
                                             =======       =======

    The inventory of gas stored underground is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use at June 30, 1995 was less than the LIFO cost by $1,520,800. The inventory carrying value has not been reduced to market prices because, pursuant to the Company's Purchased Gas Adjustment Clause, actual gas costs are recovered in customer rates.

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

7. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's 1994 Form 10-K.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the quarter ended June 30, 1995, the Company incurred a loss of $.12 per share compared with a loss of $.18 per share for the same quarter last year. The weather for the quarter was slightly colder than the quarter ended June 30, 1994 but 4% warmer than normal. The improvement in earnings, as compared with the same period last year, was primarily attributable to general rate relief (Case No. GR-94-220 placed in effect on September 1, 1994) and lower pension expense. These benefits were largely offset by higher depreciation rates (as authorized in GR-94-220) and other increases in operating costs.

Utility operating revenues for the third quarter of fiscal year 1995 were $67.6 million compared with $74.6 million for the same quarter last year. The $7.0 million, or 9.4%, decrease is principally due to lower wholesale gas costs of $9.5 million (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause) and other minor variations amounting to $.1 million. These decreases were partially offset by the benefit of the aforementioned rate relief of $2.6 million. Therms sold and transported decreased by .2 million therms, or .2%, below the quarter ended June 30, 1994.

Utility operating expenses for the quarter ended June 30, 1995 decreased by $7.9 million, or 10.8%, below the same quarter last year. Natural and propane gas expense this quarter decreased $9.1 million, or 24.1%, from last year mainly due to lower rates charged by our suppliers. Other operation and maintenance expenses decreased by $1.2 million, or 4.8%, due to decreased pension expense reflecting the recognition of gains on significant lump-sum settlements (no such gains were recognized last year). This decrease was partially offset by a higher provision for uncollectible accounts, increased group insurance charges, and higher wage rates (3.5%). Depreciation and amortization expense increased 24.6% principally due to higher depreciation rates. Taxes, other than income taxes, increased 8.7% primarily due to higher real estate and personal property taxes. The $.4 million increase in income taxes is due to lower taxable loss.

Interest expense increased 6.6% due to higher short-term interest expense reflecting higher borrowings and increased rates.

Earnings for the nine months ended June 30, 1995 were $1.58 per share compared with earnings of $1.78 per share for the same period last year. The weather for the nine-month period this year was 15% warmer than last year and 16% warmer than normal. The weather for the past 1994-95 heating season was the fourth warmest this century. Earnings were adversely impacted by the extremely warm temperatures experienced in the Company's service area. Earnings also decreased due to the higher depreciation rates, higher interest charges, and increased operating costs. These factors were partially offset by the aforementioned rate relief, the benefit of lower pension expense, and the Company's on-going cost reduction efforts.

Utility operating revenues for the first nine months of fiscal year 1995 decreased by $93.5 million, or 19.7%, below the corresponding period of fiscal year 1994. This decrease is principally due to lower wholesale gas costs of $55.7 million and lower therm sales (arising from the warmer weather) and other minor variations of $47.3 million. These decreases were partially offset by the benefit of higher rate levels amounting to $9.5 million. Therms sold and transported decreased by 92.6 million, or 9.6%, below the level during the nine months ended June 30, 1994.

Utility operating expenses for the nine months ended June 30, 1995 decreased $93.0 million, or 21.3%, below last year. Natural and propane gas expense during the first nine months of fiscal 1995 decreased $86.9 million, or 29.9%, below the same period a year ago. This decrease is mainly due to lower rates charged by our suppliers and decreased volumes purchased for sendout resulting from the warmer weather. The $4.2 million, or 5.3%, decrease in other operation and maintenance expenses is primarily due to the recording of pension credits and cost reduction efforts. The pension credits include the recognition of gains on significant lump-sum settlements and the establishment of a regulatory asset (necessary to reflect pension costs consistent with the regulatory accounting treatment ordered by the MoPSC in Case No. GR-94-220). These reduced expenses were partially offset by a higher provision for uncollectible accounts, higher wage rates (3.5%), and increased group insurance charges. Depreciation and amortization expense increased 23.1% primarily due to increased depreciation rates and, to a lesser extent, to additional depreciable property. Taxes, other than income taxes, decreased 6.3% principally due to lower gross receipts taxes (reflecting decreased revenues), partially offset by higher real estate and personal property taxes. The $2.9 million decrease in income taxes is mainly due to lower taxable income.

The 18.2% increase in interest expense is primarily due to higher short-term interest expense reflecting higher borrowings and increased rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from our customers for the sale of that gas. Such short-term borrowing requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1995, the Company renewed its primary line of bank credit under which it may borrow up to $40 million prior to January 1, 1996, with renewal of any loans outstanding on that date permitted up to June 30, 1996. This, along with the Company's previously obtained $70 million supplemental line of credit, which was in effect from October 18, 1994 to March 1, 1995, provided a total line of credit for the 1994-1995 primary heating season of $110 million. Since cash needs typically decline at the end of the heating season, the Company replaced the expiring supplemental line on March 1, 1995 with a reduced supplemental line in the amount of $50 million. This supplemental line of credit was further reduced to a $25 million supplemental line of credit, which extends to September 1, 1995, thus providing a total line of credit of $65 million to September 1, 1995. The reduction in the supplemental line of credit was made possible by the receipt of $28.5 million in net proceeds from a common stock offering (discussed below). During the first nine months of fiscal

1995, the Company sold commercial paper aggregating to a maximum of $103.0 million (in January 1995), but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $25.5 million at June 30, 1995.

After receiving requisite regulatory approvals, and as noted in the Company's Form 8-K filed on May 24, 1995, the Company issued and sold 1,550,000 shares of the Company's common stock on May 22, 1995 to the public through an underwriting group led by Merrill Lynch & Co. and co-managed by A. G. Edwards & Sons, Inc. and Smith Barney Inc. On June 2, 1995, the Company issued and sold an additional 25,000 shares of the Company's common stock to the underwriting group.

On April 28, 1995, the Company received approval from the Missouri Public Service Commission for a two-year extension, to April 21, 1997, of its previously granted authority to sell additional First Mortgage Bonds. The original authorization was for $100 million of First Mortgage Bonds of which $25 million have already been issued and sold. The amount and timing of any issuance will be subject to management's evaluation of need, financial market conditions, and other factors.

Construction expenditures for the nine months ended June 30, 1995 were $33.8 million compared with $28.2 million for the same period last year. Construction expenditures for fiscal year 1995 are estimated to be approximately $47 million.

Capitalization at June 30, 1995 increased $41.4 million since September 30, 1994 and consisted of 60.2% common stock equity, .5% preferred stock equity and 39.3% long-term debt.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended June 30, 1995, there were no new legal proceedings required to be disclosed.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  See Exhibit Index

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K Report during the quarter ended June 30, 1995.

          Item Reported:

          Pursuant to an Underwriting Agreement, dated May 15, 1995 (the "Underwriting Agreement"), Laclede Gas Company (the "Registrant"), on May 22, 1995, sold to the Underwriters named on
          Schedule I of the Underwriting Agreement 1,550,000 shares of its common stock par value $1.00 per share (the "Shares"). The registration statement on Form S-3 with respect to the Shares of the Registrant (File No. 33-58757), was filed by the Registrant on April 21, 1995 and declared effective by the SEC on May 15, 1995. A copy of the Underwriting Agreement was attached as an exhibit to the Form 8-K report.

          Financial Statements Filed: None.

          Date of Report
          (Date of Earliest
          Event Reported):    May 15, 1995.

          Date Report Filed:  May 24, 1995.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  August 11, 1995                               R. J. CARROLL
                                                  -------------------
                                                     R. J. Carroll
                                              Sr. Vice President - Finance
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                                   Index to Exhibits



Exhibit No.           Exhibit                                       Page
----------            -------                                       ----

4.1                   Amendment to the Laclede Gas Company
                      Wage Deferral Savings Plan dated
                      June 26, 1995.                                 17

4.2                   Amendment to the Missouri Natural Gas
                      Division of Laclede Gas Company Dual
                      Savings Plan adopted by the Laclede Gas
                      Company Board of Directors on May 25,
                      1995.                                          19

4.3                   Amendment to the Missouri Natural Gas
                      Division of Laclede Gas Company Dual
                      Savings Plan dated June 26, 1995.              20

10.1                  Amendment to the Laclede Gas Company
                      Salary Deferral Savings Plan dated June 26,
                      1995.                                          22

10.2                  May 23, 1995 Further Amendment to the Line
                      of Credit Agreement dated October 18, 1993,
                      as amended and extended from time to time,
                      among Laclede Gas Company, Chemical Bank,
                      The Boatmen's National Bank of St. Louis,
                      and Mercantile Bank of St. Louis National
                      Association.                                   24

27                    Financial Data Schedule UT                     27