Form 10-K
period 1995-09-30
LACLEDE GAS CO
filed 1995-12-26
CIK 57183

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1995
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
     The aggregate market value of the Common Stock of the Company, none of which is owned by an affiliate, at October 31, 1995 was $354,475,754.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this
report.                       17,419,627

Incorporated by Reference:                           Form 10-K Part
     Proxy Statement dated December 26, 1995*              III
     Index to Exhibits is found on page 50.

* The information under the captions "Compensation Committee Report Regarding Compensation" and "Performance Graph" on pages 13-16 is NOT incorporated by reference.

                                 PART I


Item 1.  Business

Laclede Gas Company is a public utility engaged in the retail distribution and transportation of natural gas. The Company, which is subject to the jurisdiction of the Missouri Public Service Commission, serves the City of St. Louis, St. Louis County, the City of St. Charles, and parts of St. Charles, Franklin, Jefferson, St. Francois, Ste. Genevieve, Iron, Madison and Butler Counties, all in Missouri. As an adjunct to its gas distribution and transportation business, the Company operates underground natural gas storage fields and is engaged in the transportation and storage of liquid propane. The Company has engaged in exploration for and development of natural gas on a utility and non-utility basis. Certain gas production sales are subject to the regulation of the Federal Energy Regulatory Commission. The Company has also made investments in other non-utility businesses as part of a diversification program.

NATURAL GAS SUPPLY

Laclede obtains the majority of its gas from Gulf Coast and Mid-Continent producing areas and has it transported through several interstate pipelines into the pipeline systems of Mississippi River Transmission Corporation
(MRT) and Missouri Pipeline Company (MPC) for ultimate delivery to Laclede's service area. Laclede utilizes firm pipeline transportation capacity, which connects the pipelines "upstream" of the MRT system to the onshore and offshore gas-producing basins. During fiscal year 1995, Laclede continued to release firm transportation capacity to other gas users when it was not required to meet the needs of the Company's own customers. This resulted in reducing Laclede's overall gas costs during 1995 by almost $2.8 million.

Laclede's gas supply portfolio matches its high-priority, temperature-sensitive market. The primary focus is dependability - gas supply must be delivered when and where the Company's customers need it -- and all winter supply contracts are firm as are all pipeline transportation arrangements. A second important focus is that supply remains priced as economically as possible consistent with dependability. The Company's delivered price of natural gas maintains an advantage over the price of electricity, the principal competitive residential energy source.

During fiscal 1995, Laclede purchased natural gas from a diverse group of 38 suppliers to meet its current gas sales and storage injection requirements. Natural gas purchased by Laclede for delivery to our service area through the MRT system during fiscal 1995 totalled 76.6 billion cubic feet (Bcf).
In addition, Laclede purchased 10.2 Bcf of gas from the Mid-Continent region under a firm supply contract with Vesta Energy Company (Vesta). This gas, which Vesta purchases and transports through Panhandle Eastern Pipeline Company, was delivered through MPC to Laclede take-points in St. Charles and Franklin Counties.

The fiscal 1995 peak day sendout of 937,000 MMBtu of gas occurred on Wednesday, January 4, 1995, when the average temperature was 12 degrees Fahrenheit. This peak day sendout was met by using 635,000 MMBtu of gas purchased and transported using the MRT system, 186,000 MMBtu of gas withdrawn from Laclede's storage facilities, 59,000 MMBtu of gas purchased under the Company's long-term gas supply contract with Vesta, and 57,000

MMBtu of gas not owned by the Company that was transported for Laclede customers. Temperatures during the heating season on average were 15% warmer than fiscal 1994 and 15% warmer than normal. The Company sold and transported 978.1 million therms of gas this year, an decrease of 92.0 million therms from fiscal 1994.

UNDERGROUND NATURAL GAS STORAGE

The Company has a firm storage service agreement with MRT for approximately
23.5 billion cubic feet of allocated storage capacity on MRT's system located primarily in Unionville, Louisiana. MRT's tariffs provide for injections into the allocated storage capacity between May 16 through November 15. The Company must withdraw all but 2.3 Bcf during the November 16 through May 15 period.

The Company supplements flowing pipeline gas with natural gas withdrawn from its underground storage fields located in St. Louis and St. Charles Counties. The fields are designed under normal operations to provide 357,000 MMBtu of natural gas withdrawals on a peak day, and annual withdrawals of approximately 5,500,000 MMBtu based on the inventory level which the Company plans to maintain.

PROPANE SUPPLY

Laclede Pipeline Company, a wholly owned subsidiary, owns and operates a propane pipeline which connects the parent company's 800,000-barrel (approximately 33,000,000 gallons) propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. Liquid propane is transported through this pipeline for delivery to the parent company for storage, to be ultimately vaporized and used during those periods of operation when the natural gas supply has to be supplemented to meet the peak demands of the distribution system. The Company's contract with Phillips Petroleum Company provides for delivery of up to 35 million gallons of propane annually through March 31, 1999, and year to year thereafter unless terminated by either party.

EXPLORATION AND DEVELOPMENT

The Company's exploration and development activities are segregated into two distinct functions: utility and non-utility. Under the utility program, the Company has participated in drilling 96 wells over its twenty-four year span with 52 of the wells being commercially productive. Since 1981, this program has been limited to development activities. Capital expenditures in recent years have not been significant, amounting to $(8,000) in 1995, $10,000 in 1994 and $84,000 in 1993, for the utility program.

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

Laclede's non-utility exploratory drilling program to date has involved participation in drilling a total of 92 wells. Fifty of these wells were successfully completed after testing commercial quantities of hydrocarbon reserves. Forty-two wells were plugged and abandoned. The investment in the program changed only slightly during 1995, 1994 and 1993. Presently, Laclede is not actively seeking new gas and oil exploration discoveries through LIMA, or otherwise.

REGULATORY MATTERS

At the federal level, Laclede actively participated this year before the Federal Energy Regulatory Commission (FERC) in various interstate pipeline company rate proceedings that directly affect the interests of Laclede and its customers, including those filed by NorAm Gas Transmission Company
(NGT), Natural Gas Pipeline Company of America (NGPL) and Trunkline Gas Company (Trunkline). Laclede has contracts with each of these pipeline companies to transport the majority of the gas supplies purchased to the transmission facilities of MRT, which in turn transports these supplies to Laclede. The NGT and Trunkline proceedings have culminated in settlements that are pending final approval by the FERC. No settlement has yet been reached in the NGPL proceeding, and Laclede continues to be involved to assure that any rate increase ultimately granted is no more than is reasonably justified.

At the state level, the Missouri Public Service Commission in August adopted Laclede's position and determined that no changes to Laclede's rate structure for recovering its fixed pipeline transportation and storage costs were appropriate. Various parties, including the Commission Staff and Laclede's main competitor, Union Electric Company, had proposed that Laclede be required to implement seasonal differentials so that the rates it charges its customers for such costs would be higher in the winter and lower during the summer.

The Commission also continued to reassess how Laclede and other gas distributors in Missouri should be regulated in the aftermath of FERC Order
636. The Commission is seeking to determine whether some form of incentive ratemaking procedure should be adopted for the recovery of gas supply costs in lieu of the current arrangement under which all increases and decreases in such costs are passed through directly to customers. In effect, an incentive ratemaking mechanism would establish some predetermined benchmark level of gas costs, with distributors such as Laclede allowed to retain a share of any gas cost savings they managed to achieve below that level or required to absorb a share of gas cost increases if the benchmark level is exceeded. Laclede has been actively participating in this activity to ensure that the interests of its share owners and customers are fully represented and protected.

The Company filed a request with the Missouri Public Service Commission on December 15, 1995 seeking approval of a general rate increase which would add $23.8 million operating revenues on an annual basis. By law, the Missouri Commission has up to eleven months before it must act on this request. The Company's last general rate increase was effective September 1, 1994, and amounted to $12.2 million annually.

OTHER PERTINENT MATTERS

The business of the Company is subject to a seasonal fluctuation with the peak period occurring in the winter season.

                                  *****

As of September 30, 1995, the Company had 2,098 employees, which includes 2 part-time employees.

                                  *****

The Company has a three-year labor agreement, which expires July 31, 1997, with Locals 5-6 and 5-194 of the Oil, Chemical and Atomic Workers
International Union, two unions which represent most of the Company's employees. The agreement provided for wage increases of 3.25% in August 1, 1995 and 3.25% in August 1, 1996.

                                  *****

The Company's business has monopoly characteristics in that it is the only distributor of natural gas within its (franchised) service area. The principal competition is the local electric company. Other competitors in Laclede's service area include two major suppliers of fuel oil, a major supplier of coal, numerous suppliers of liquefied petroleum gas in outlying areas, and in a portion of downtown St. Louis, a district steam system. Gas for househeating, certain other household uses, and commercial and industrial space heating is now being sold by Laclede at prices generally lower than are charged for competitive fuels and other energy forms. Coal is competitive as a fuel source for very large boiler plant loads, but environmental concerns have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels vary widely in price throughout the year, thus limiting the competitiveness of these fuels. In certain cases, district steam has been competitive with gas for downtown area heating users. In the past five years, Laclede has converted 53 steam customers representing approximately 1.8 million annual therms.

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

                                  *****

The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. Prior to the widespread availability of natural gas, the Company operated various manufactured gas plants, the last of which was closed in 1961. The process for manufacturing gas produced by-products and residuals, including various hydrocarbons. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency

(EPA) has been engaged in a survey of a large number of former manufactured gas plant sites across the nation.

In this regard, the Company and the EPA have determined that manufactured gas residuals are present at one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company and the EPA have entered into an Administrative Order on Consent (AOC), effective March 31, 1994, with regard to this site. The AOC provides for the Company to conduct certain investigative activities (i.e., a removal site evaluation and an engineering evaluation cost analysis), and to reimburse the EPA for response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If remedial action is necessary, then a subsequent order will cover such action. The investigative activities required by the AOC have been completed and, on July 31, 1995, the Company submitted a draft removal site evaluation report to the EPA, which concludes that no further action is necessary. The EPA has advised that such overall conclusion may be premature because the Company's report does not contain a full characterization of the contaminants on certain small areas of the site. EPA has observed that a limited removal program may be more reasonable than to continue to characterize these areas in order to determine any actual degree of risk. Although the Company and the EPA are further analyzing the site, if the aforementioned limited removal action is taken, the cost thereof is estimated by the Company to range from approximately $40,000 to as much as $125,000. Based on currently available information, such costs, together with EPA oversight costs and other associated legal and engineering consulting costs relating to the site, would likely aggregate approximately $600,000. At September 30, 1995, $375,000 of such amount has been paid and the additional $225,000 balance has been reserved by the Company. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery, if practicable, from any other potentially responsible parties.

In a separate matter, the Missouri Department of Natural Resources (the "MoDNR") has advised the Company that it believes that hazardous substances may be present on the site of a different former manufactured gas plant (which was also used as the site of a coke facility), which site was sold by the Company in 1950. The Company has made application to the MoDNR for the placement of that site in the Missouri environmental remediation program, and has offered to conduct a preliminary assessment and site evaluation investigation to determine the nature and extent of any hazardous substances that may be present on such site. The Company's application has been accepted by MoDNR, subject to the Company's entering into an agreement regarding the investigation and MoDNR oversight costs. The cost of such an investigation, including MoDNR oversight costs and associated legal and engineering consulting costs relating to that site, is estimated by the Company to be approximately $75,000, for which the Company has established a liability reserve. The Company has requested that other former owners and/or operators participate in the cost of such an investigation, but none has as yet agreed to do so, and the Company plans to seek reimbursement, if feasible, from such parties and any other potentially responsible parties, as well as from its insurers, to the extent practicable.

The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity.

An environmental cost deferral procedure was established by the Missouri Public Service Commission in the Company's last rate case, effective September 1, 1994, for use by the Company in applying for appropriate rate recovery of various investigation, remediation and other costs to be incurred by the Company in connection with former manufactured gas plant sites. The authorization to begin deferring such costs shall only be triggered to the extent that the cumulative liability incurred by the Company during the deferral period is not offset by the cumulative costs of $250,000 per year reflected in the Company's current rates. In the event the cumulative liability incurred by the Company for such costs during the deferral period is less than the cumulative amount of such annualized costs reflected in the rates approved in the settlement, then the Company shall refund the difference. The recovery of costs deferred under the above authorization is subject to challenge in future rate cases.

                                  *****

During 1995, the Company issued 1,575,000 shares of common stock through a public offering. The net proceeds of the offering, after deducting discount and expenses, was $28.6 million.

The Company issued 174,604 and 83,561 shares of its common stock during fiscal years 1995 and 1994, respectively, under its Dividend Reinvestment and Stock Purchase Plan.

                                  *****

Customers and revenues contributed by each class of customers for the last three fiscal years are as follows:

   Revenues $(000)
                                        1995          1994           1993
                                        ----          ----           ----
    Residential                     $302,770      $363,058       $348,494
    Commercial & Industrial          109,270       142,042        136,462
    Interruptible                      1,655         1,966          2,455
    Transportation                    13,211        14,898         11,437
    Exploration & Development          1,447         1,600          1,488
    Provision for Refunds                  -        (3,770)             -
    Other                              3,564         4,072          3,612
                                    --------      --------       --------
         Total                      $431,917      $523,866       $503,948
                                    ========      ========       ========

    Customers (End of Period)           1995          1994           1993
                                        ----          ----           ----

    Residential                      566,421       559,225        555,467
    Commercial & Industrial           37,409        36,684         36,514
    Interruptible                         16            14             13
    Transportation                       129           124            115
                                     -------       -------        -------
         Total                       603,975       596,047        592,109
                                     =======       =======        =======

                                  *****

The Company has, or in one instance will seek renewal of, franchises having initial terms varying from five years to indefinite duration. All of the franchises are free from unduly burdensome restrictions. The foregoing are adequate for the conduct of its public utility business in the State of Missouri as now conducted.

                                  *****

Laclede Investment Corporation, a wholly owned subsidiary, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Investment, engaged in the exploration and development of oil and gas properties on a non-utility basis. Exploration and development projects were conducted through LIMA Resources Associates, a limited partnership.
As general partner, Laclede Energy Resources, Inc. has a 39.6% interest in LIMA. Laclede Energy is not presently actively seeking new gas and oil exploration discoveries through LIMA, or otherwise. In the coming months, Laclede Energy Resources, Inc. plans to initiate non-utility gas marketing efforts involving the non-utility sale of gas to customers outside the Company's regulated service area, and to provide large gas transportation customers with an additional alternative to their present non-regulated gas supplies.

Laclede Gas Family Services, Inc., a wholly owned subsidiary of Laclede Energy Resources, Inc., is a registered insurance agency in the State of Missouri. It is currently promoting the sale of supplemental hospitalization, accident, supplemental medicare and life insurance by Life Insurance Company of North America, Washington National Insurance Company and Fidelity Security Life Insurance Company.

Laclede Development Company, a wholly owned subsidiary, participates in real estate development, primarily through joint ventures. In 1992, Laclede Development filed a lawsuit alleging fraud, negligent misrepresentation, and other claims against the Resolution Trust Corporation (RTC) and certain former senior executives of Germania Bank, a federal savings institution, now in conservatorship ("Germania"). This suit arose in connection with Laclede Development's loss on an investment in a $5.8 million convertible debenture issued by Germania. That lawsuit was recently settled with the RTC, but remains pending against certain individual defendants.

Laclede Venture Corp., a wholly owned subsidiary of Laclede Development Company, has a 28.5% interest in the LBP Partnership, a general partnership which previously engaged in research and development of light beam profiling technology. While a third party has been licensed to review the possibility of further development of the technology, LBP does not presently earn or receive any compensation from any such licensing or development. Laclede Venture Corp. has also recently begun to offer services for the compression of natural gas to third parties who desire to use or to sell compressed natural gas for use in vehicles.

The lines of business which constitute the non-utility activities of the corporate family are not considered significant as defined.

Item 2.  Properties

The principal utility properties of Laclede consist of approximately 7,481 miles of gas main and related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of the Company's utility plant is subject to the liens of its mortgage.

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


Item 3.  Legal Proceedings

For a discussion of environmental matters, see Part I, Item 1, Business, Other Pertinent Matters.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

EXECUTIVE OFFICERS OF REGISTRANT
Name, Age, and Position with Company                     Appointed (1)

R. C. Jaudes, Age 61
  Chairman, President and Chief Executive Officer        January 27, 1994
  President and Chief Executive Officer                  August 1, 1991
  President and Chief Operating Officer                  October 1, 1990
  Executive Vice President -
    Operations and Marketing                             July 1, 1989

D. H. Yaeger, Age 46
  Executive Vice President - Operations and
    Marketing                                            September 1, 1995
  Senior Vice President - Operations, Gas
    Supply and Technical Services                        January 27, 1994
  Vice President - Operations, Gas Supply
    and Technical Services                               September 1, 1992
  Vice President - Planning (2)                          December 1, 1990

D. L. Godiner, Age 62
  Senior Vice President - General Counsel
    and Secretary                                        January 24, 1991
  Vice President - General Counsel and Secretary         September 1, 1990

R. M. Lee, Age 54
  Senior Vice President - Administrative Services        September 1, 1995
  Senior Vice President - Marketing                      January 27, 1994
  Vice President - Marketing                             January 22, 1987

G. T. McNeive, Jr., Age 53
  Senior Vice President - Finance and Chief
    Financial Officer                                    September 1, 1995
  Vice President - Associate General
    Counsel                                              January 27, 1994
  Assistant Vice President - Associate
    General Counsel                                      September 1, 1992
  (Associate General Counsel)                            August 1, 1986

K. J. Neises, Age 54
  Senior Vice President - Gas Supply and
    Regulatory Affairs                                   September 1, 1995
  Senior Vice President - Federal Regulatory
    Affairs                                              January 27, 1994
  Vice President - Federal Regulatory Affairs            October 27, 1988

J. G. Hofer, Age 58
  Vice President - Operations                            July 1, 1992
  (Superintendent of Operations)                         July 1, 1991
  (Chief Engineer - Director of
    Support Services)                                    February 1, 1991
  (Superintendent - Engineering
    and Support Services)                                April 1, 1988

M. E. McMillian, Age 49
  Vice President - Human Resources                       September 22, 1983

J. Moten, Jr., Age 54
  Vice President - Community Relations                   January 27, 1994
  (Director of Community Affairs/Conservation)           November 1, 1986

P. J. Palumbo,  Age 50
  Vice President - Industrial Relations                  September 1, 1992
  (Director of Industrial Relations) (3)                 January 7, 1991

V. O. Steinberg, Age 57
  Vice President - Treasurer and Assistant
    Secretary                                            January 27, 1994
  Treasurer and Assistant Secretary                      September 1, 1990
  Assistant Secretary-Treasurer                          September 28, 1978

( ) Indicates a non-officer position.
(1) Officers of Laclede Gas Company are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".
(2) Mr. Yaeger served as Executive Vice President of Arkla Energy Marketing company from April 1990 through November 1990; and prior to that he was employed at Mississippi River Transmission Corporation as its Vice President - Marketing from September 1982 to July 1986; Senior Vice President - Marketing from July 1986 to April 1988; and Executive Vice President from April 1988 through April 1990.
(3) Mr. Palumbo served as Senior Vice President - Resource Management at Peabody Development Company from 1985 through 1990.

                                 Part II

Item 5.  Market for the Registrant's Common Equity and Related Share Owner
         Matters

The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At September 30, 1995, there were 11,541 holders of record of the Company's common stock.

Common Stock Market and Dividend Information

                         Price Range           Dividends
Fiscal 1995             High      Low          Declared
--------------------------------------------------------
1st Quarter             21-1/2    18-1/4       $.31
2nd Quarter             20-1/4    18-1/2       $.31
3rd Quarter             20        18-3/8       $.31
4th Quarter             20-3/4    19           $.31

                         Price Range           Dividends
Fiscal 1994             High      Low          Declared
--------------------------------------------------------
1st Quarter             25        23           $.305
2nd Quarter             25-5/8    23-1/2       $.305
3rd Quarter             24-5/8    21           $.305
4th Quarter             22-3/4    20-5/8       $.305


Item 6.  Selected Financial Data
                                      Fiscal Years Ended September 30
(Thousands Except Per Share      1995      1994      1993      1992     1991
 Amounts)                        ----      ----      ----      ----     ----
Summary of Operations
Utility Operating Revenues   $431,917  $523,866  $503,948  $418,190 $438,050
                             -----------------------------------------------
Utility Operating Expenses:
 Natural and propane gas      221,423   308,515   291,057   235,562  254,288
 Other operation expenses      80,573    84,906    81,027    73,521   73,811
 Maintenance                   17,508    18,351    16,693    15,358   14,309
 Depreciation & amortization   23,676    19,332    18,704    18,033   17,048
 Taxes, other than
  income taxes                 40,529    42,627    41,061    35,333   35,289
 Income Taxes                   9,878    12,517    14,997     8,272   10,795
                             -----------------------------------------------
   Total Utility Operating
     Expenses                 393,587   486,248   463,539   386,079  405,540
                             -----------------------------------------------
Utility Operating Income       38,330    37,618    40,409    32,111   32,510
Allowance for Funds Used
 During Construction              247       203       186       377      156
Miscellaneous Income and
 Income Deductions - Net          851       790       785     1,400    1,950
                             -----------------------------------------------
Income Before Interest
 Charges                       39,428    38,611    41,380    33,888   34,616
                             -----------------------------------------------
Interest Charges:
 Interest on long-term debt    12,544    12,626    14,415    13,803   13,062
 Other interest charges         5,983     3,768     1,798     1,811    1,524
                             -----------------------------------------------
  Total Interest Charges       18,527    16,394    16,213    15,614   14,586
                             -----------------------------------------------
Net Income                     20,901    22,217    25,167    18,274   20,030
Dividends on Preferred Stock       97        97        97        97       97
                             -----------------------------------------------
Earnings Applicable to
 Common Stock                $ 20,804  $ 22,120  $ 25,070  $ 18,177 $ 19,933
                             ===============================================
Earnings Per Share of
 Common Stock                   $1.27     $1.42     $1.61     $1.17    $1.28
                             ===============================================

Item 6.  Selected Financial Data
                                     Fiscal Years Ended September 30
(Thousands Except Per Share     1995      1994      1993      1992     1991
   Amounts)                     ----      ----      ----      ----     ----
Dividends Declared-
 Common Stock               $ 20,538  $ 19,054  $ 18,938  $ 18,703 $ 18,703
Dividends Declared Per
 Share of Common Stock         $1.24     $1.22    $1.215     $1.20    $1.20

Utility Plant
 Gross Plant-End of Period  $745,629  $709,563  $677,613  $643,587 $605,298
 Net Plant-End of Period     434,336   411,677   390,826   367,287  339,317
 Construction Expenditures    45,804    39,193    40,880    44,660   38,291
 Property Retirements          9,199     6,757     6,135     5,693    5,196
 Total Assets                636,694   608,295   515,312   470,463  501,149

Capitalization -
 End of Period
 Common Stock and Paid-In
  Capital                   $ 77,686  $ 45,638  $ 43,702  $ 43,702 $ 43,702
 Retained Earnings           173,584   173,318   170,252   164,120  164,646
 Treasury Stock              (24,017)  (24,017)  (24,017)  (24,017) (24,017)
                            -----------------------------------------------
 Common Stock Equity         227,253   194,939   189,937   183,805  184,331
 Redeemable Preferred Stock    1,960     1,960     1,960     1,960    1,960
 Long-Term Debt              154,279   154,211   165,745   146,640  164,822
                            -----------------------------------------------
     Total Capitalization   $383,492  $351,110  $357,642  $332,405 $351,113
                            ===============================================

Shares of Common Stock
 Outstanding-End of Period    17,420    15,670    15,586    15,586   15,586
 Book Value Per Share         $13.05    $12.44    $12.19    $11.79   $11.83


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Earnings applicable to common stock for the fiscal year ended September 30, 1995 were $20.8 million, compared with $22.1 million for 1994 and $25.1 million for 1993. Earnings per share of common stock based on average shares outstanding were $1.27 in 1995, compared with $1.42 in 1994 and $1.61 in 1993. The $.15 per share decrease in fiscal 1995 (from fiscal 1994) was primarily due to decreased sales volumes arising from warmer weather, higher depreciation rates (as authorized in Case No. GR-94-220 by the Missouri Public Service Commission), higher interest charges and increased operating costs. These decreases were partially offset by the benefit of the Company's general rate increase effective September 1, 1994, lower pension expense and the Company's on-going cost reduction efforts. The $.19 per share decrease in earnings in fiscal 1994 (from fiscal 1993) was primarily due to increases in the costs of doing business and decreased sales volumes arising from warmer weather. These decreases were partially offset by the one-month benefit from the aforementioned general rate increase. Weather in the metropolitan St. Louis area was 15% warmer than normal in 1995, 1% warmer than normal in 1994, and 2% colder than normal in 1993.

     Utility operating revenues for fiscal year 1995 decreased $91.9 million, or 17.6%, below fiscal 1994, and in 1994 increased $20.0 million, or 4.0%, above fiscal 1993. The 1995 decrease was principally due to lower wholesale gas costs of $56.0 million (which are passed on to customers in accordance with the Purchased Gas Adjustment Clause), lower therms sold and transported (principally due to the warmer weather) and other variations netting to $47.4 million. These decreases were partially offset by increased revenues arising from the general rate increase effective September 1, 1994 of $11.5 million. The 1994 increase was due to higher wholesale gas costs of $21.3 million and increased revenues arising from the general rate increase effective September 1, 1994 of $.9 million. These increases were partially offset by lower therms sold and transported (principally due to the warmer weather) and other variations netting to $2.2 million. Therms sold and transported for 1995 were 978.1 million compared with 1,070.1 million in 1994 and 1,080.1 million in 1993.

     Utility operating expenses decreased $92.7 million, or 19.1%, in fiscal 1995, and in 1994 increased $22.7 million, or 4.9%, above fiscal 1993. Natural and propane gas expense decreased $87.1 million in 1995 reflecting lower natural gas prices and reduced volumes required for sendout. In 1994, natural and propane gas expense increased $17.5 million due to higher natural gas prices, partially offset by reduced volumes required for sendout. Other operation and maintenance expenses decreased $5.2 million, or 5.0%, in 1995 mainly due to the recording of pension credits and cost reduction efforts. The pension credits include the recognition of gains on significant lump-sum settlements and the establishment of a regulatory asset (necessary to reflect pension costs consistent with the regulatory accounting treatment ordered by the MoPSC in Case No. GR-94-220). These reduced expenses were partially offset by a higher provision for uncollectible accounts, higher wage rates, and increased group insurance charges. In 1994, other operation and maintenance charges increased $5.5 million, or 5.7%, mainly due to increased pension expense of $5.9 million, reflecting the effect of recognition in fiscal 1993 of gains arising from significant lump-sum settlements (no such gains were recognized during fiscal 1994) coupled with higher net pension costs. This increase was partially offset by several changes netting to a $.4 million reduction in expense. These include a lower provision for uncollectibles, reduced group insurance expenses, and other reductions in expense; the benefits of which were largely offset by increased expense resulting from the adoption of Statement of Financial Accounting Standard (SFAS) No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", increased maintenance requirements, and higher contract wage rates. Depreciation and amortization expense increased 22.5% in 1995 primarily due to increased depreciation rates (as authorized in Case No. GR-94-220) and, to a lesser extent, additional depreciable property. In 1994, depreciation and amortization expense increased 3.4% primarily as a result of additional depreciable property. Taxes, other than income taxes, decreased 4.9% in 1995 primarily due to lower gross receipts taxes (reflecting decreased revenues), partially offset by higher real estate and personal property taxes. In 1994, taxes, other than income taxes, increased 3.8% principally due to higher gross receipts taxes (reflecting increased revenues). The variations in income tax expense are mainly due to changes in income and tax adjustments in 1995 and 1993.

     Miscellaneous income and income deductions (net of applicable income tax expense) increased $.1 million in 1995 mainly due to slightly improved results from non-utility diversification activities, while 1994 was essentially the same as 1993.

     Interest expense increased by 13.0% in fiscal year 1995 principally due to higher short-term interest expense (reflecting higher borrowings and increased rates) and increased interest on refunds due customers. In 1994, interest expense increased 1.1% primarily due to increased short-term debt, largely offset by reduced interest on long-term debt (reflecting the benefit of redemptions of First Mortgage Bonds totalling $51.7 million in fiscal 1993 and $12.0 million in fiscal 1994, partially offset by the effect of the issuance of $40 million of 7-1/2% First Mortgage Bonds in November 1992 and $25 million of 6-1/4% First Mortgage Bonds in May 1993).

     During the first quarter of fiscal year 1996, the Company plans to file a request with the MoPSC seeking a general rate increase. The amount of the request has yet to be determined. The Company's last general rate increase was effective September 1, 1994, and amounted to $12.2 million annually.

Accounting Changes

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which will require the Company to review for impairment long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 is required in fiscal year 1997.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value base method for financial accounting and reporting for stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but requires expanded disclosures. SFAS No. 123 is effective in fiscal year 1997.

     While the Company does not know precisely the impact that will result from adopting SFAS No. 121 and SFAS No. 123, the Company does not expect the adoption of SFAS No. 121 or SFAS No. 123 to have a material effect on the Company's financial position or results of operations.

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

Liquidity and Capital Resources

     Cash flow from operations, net of dividend payments, has generally provided the principal liquidity to meet operating requirements and to fund a portion of the Company's construction program. Any remaining funding requirement for construction or for other needs has been provided by long-term and short-term financing. The issuance of long-term financing is dependent on management's evaluation of need, financial market conditions, and other factors. Short-term financing is used to meet seasonal cash requirements and/or to defer long-term financing until market conditions are favorable.

     Short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from our customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1995, the Company renewed its primary line of bank credit under which it may borrow up to $40 million prior to January 31, 1996, with renewal of any loans outstanding on that date permitted up to June 30, 1996. This, along with the Company's previously obtained $70 million supplemental line of credit, which was in effect from October 18, 1994 to March 1, 1995, provided a total line of credit for the 1994-1995 primary heating season of $110 million. Since cash needs typically decline at the end of the heating season, on March 1, 1995, the Company reduced the supplemental line to $50 million. The supplemental line of credit was further reduced to $25 million until September 1, 1995 as a result of the receipt of $28.6 million in net proceeds from a common stock offering (discussed below). On September 1, 1995, the supplemental line of credit was increased to $50 million and on November 1, 1995 extended to March 1, 1996. The supplemental line was increased to $60 million for one day on November 20, 1995. At this writing, the total line of credit for the remainder of the 1995-1996 heating season is $90 million, compared with a maximum of $110 million during the 1994-1995 heating season. The Company anticipates that the supplemental line will again be reduced after March 1, 1996. Short-term borrowings outstanding at September 30, 1995 were $59.5 million.

     After receiving requisite regulatory approvals, the Company issued and sold 1,550,000 shares of the Company's common stock on May 22, 1995 to the public through an underwriting group led by Merrill Lynch & Co. and co-managed by A.G. Edwards & Sons, Inc. and Smith Barney Inc. On June 2, 1995, the Company issued and sold an additional 25,000 shares of the Company's common stock to the underwriting group.

     During 1995, the Company issued 174,604 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan. Total shares outstanding were 17,419,627 at September 30, 1995.

      On April 28, 1995, the Company received approval from the Missouri Public Service Commission for a two-year extension, to April 21, 1997, of its previously granted authority to sell additional First Mortgage Bonds. The original authorization was for $100 million of First Mortgage Bonds of which $25 million have already been issued and sold. On November 16, 1995, the Board of Directors received competitive bids from various underwriters related to the issuance and sale of First Mortgage Bonds and the Board elected to sell $25 million of First Mortgage Bonds to the lowest bidder, at an overall cost to the Company of 6.55%. The Bonds were dated November 15, 1995 and mature in 2010. The proceeds were used for the payment of outstanding short-term borrowings. The bonds were rated AA- by Fitch, Aa3 by Moody's, and AA- by Standard & Poor's, the same ratings as applicable to the Company's outstanding bonds. The amounts and timing of any future issuance will depend on management's evaluation of need, financial market conditions, and other factors.

     Construction expenditures for utility purposes were $45.8 million in fiscal 1995 compared with $39.2 million in fiscal 1994 and $40.9 million in fiscal 1993. The Company expects fiscal 1996 utility construction expenditures to approximate $35.5 million.

     The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. Prior to the widespread availability of natural gas, the Company operated various manufactured gas plants, the last of which was closed in 1961. The process for manufacturing gas produced by-products and residuals, including various hydrocarbons. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency
(EPA) has been engaged in a survey of a large number of former manufactured gas plant sites across the nation.

     In this regard, the Company and the EPA have determined that manufactured gas residuals are present at one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company and the EPA have entered into an Administrative Order on Consent (AOC), effective March 31, 1994, with regard to this site. The AOC provides for the Company to conduct certain investigative activities (i.e., a removal site evaluation and an engineering evaluation cost analysis), and to reimburse the EPA for response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If remedial action is necessary, then a subsequent order will cover such action. The investigative activities required by the AOC have been completed and, on July 31, 1995, the Company submitted a draft removal site evaluation report to the EPA, which concludes that no further action is necessary. The EPA has advised that such overall conclusion may be premature because the Company's report does not contain a full characterization of the contaminants on certain small areas of the site. EPA has observed that a limited removal program may be more reasonable than to continue to characterize these areas in order to determine any actual degree of risk. Although the Company and the EPA are further analyzing the site, if the aforementioned limited removal action is taken, the cost thereof is estimated by the Company to range from approximately $40,000 to as much as $125,000. Based on currently available information, such costs, together with EPA oversight costs and other associated legal and engineering consulting costs relating to the site, would likely aggregate approximately $600,000. At September 30, 1995, $375,000 of such amount has been paid and the additional $225,000 balance has been reserved by the Company. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery, if practicable, from any other potentially responsible parties.

     In a separate matter, the Missouri Department of Natural Resources (the "MoDNR") has advised the Company that it believes that hazardous substances may be present on the site of a different former manufactured gas plant (which was also used as a site of a coke facility), which site was sold by the Company in 1950. The Company has made application to the MoDNR for the placement of that site in the Missouri environmental remediation program, and has offered to conduct a preliminary assessment and site evaluation investigation to determine the nature and extent of any hazardous substances that may be present on such site. The Company's application has been accepted by MoDNR, subject to the Company's entering into an agreement regarding the investigation and MoDNR oversight costs. The cost of such an investigation, including MoDNR oversight costs and associated legal and engineering consulting costs relating to that site, is estimated by the Company to be approximately $75,000, for which the Company has established a liability reserve. The Company has requested that other former owners and/or operators participate in the cost of such an investigation, but none has as yet agreed to do so, and the Company plans to seek reimbursement, if feasible, from such parties and any other potentially responsible parties, as well as from its insurers, to the extent practicable.

     The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity.

     An environmental cost deferral procedure was established by the MoPSC in the Company's most recent rate case, effective September 1, 1994, for use by the Company in applying for appropriate rate recovery of various investigation, remediation and other costs to be incurred by the Company in connection with former manufactured gas plant sites. The authorization to begin deferring such costs shall only be triggered to the extent that the cumulative liability incurred by the Company during the deferral period is not offset by the cumulative costs of $250,000 per year reflected in the Company's current rates. In the event the cumulative liability incurred by the Company for such costs during the deferral period is less than the cumulative amount of such annualized costs reflected in the rates approved in the settlement, then the Company shall refund the difference. The above authorization will become null and void if the Company does not file for a general rate increase by September 1, 1996, and, in any event, the recovery of costs deferred thereunder is subject to challenge in future rate cases.

     Capitalization at September 30, 1995, excluding current redemption requirements of long-term debt, consisted of 59.3% common stock equity, .5% preferred stock and 40.2% long-term debt.

     The Company's ratio of earnings before taxes to interest charges was
2.6 for 1995, 3.1 for 1994 and 3.5 for 1993.

     It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources both internal and external to meet anticipated capital requirements.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Laclede Gas Company and its subsidiary companies as of September 30, 1995 and 1994, and the related statements of consolidated income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Gas Company and its subsidiary companies as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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




Deloitte & Touche LLP

November 16, 1995 (except for
the matter described in Note 5 as to
which the date is November 21, 1995)

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

The Audit Committee of the Board of Directors, which consists of five outside directors, meets periodically with management, the internal auditor, and the independent auditors to review the manner in which they are performing their responsibilities. Both the internal auditor and the independent auditors periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Robert C. Jaudes
Chairman of the Board, President
and Chief Executive Officer

Gerald T. McNeive, Jr.
Senior Vice President-Finance
and Chief Financial Officer

Item 8.  Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                         1995       1994       1993
---------------------------------------------------------------------------
Utility Operating Revenues                   $431,917   $523,866   $503,948
                                             ------------------------------
Utility Operating Expenses
 Natural and propane gas                      221,423    308,515    291,057
 Other operation expenses                      80,573     84,906     81,027
 Maintenance                                   17,508     18,351     16,693
 Depreciation and amortization                 23,676     19,332     18,704
 Taxes, other than income taxes                40,529     42,627     41,061
 Income taxes (Note 7)                          9,878     12,517     14,997
                                             ------------------------------
          Total utility operating expenses    393,587    486,248    463,539
                                             ------------------------------
Utility Operating Income                       38,330     37,618     40,409
Miscellaneous Income and Income Deductions-
 Net (less applicable income taxes - Note 7)    1,098        993        971
                                             ------------------------------
Income Before Interest Charges                 39,428     38,611     41,380
                                             ------------------------------
Interest Charges:
 Interest on long-term debt                    12,544     12,626     14,415
 Other interest charges                         5,983      3,768      1,798
                                             ------------------------------
                    Total interest charges     18,527     16,394     16,213
                                             ------------------------------

Net Income                                     20,901     22,217     25,167
Dividends on Preferred Stock                       97         97         97
                                             ------------------------------
Earnings Applicable to Common Stock          $ 20,804   $ 22,120   $ 25,070
                                             ==============================
Average Shares of Common Stock Outstanding     16,344     15,619     15,586
                                             ==============================
Earnings Per Share of Common Stock
 (after preferred dividends)                    $1.27      $1.42      $1.61
                                             ==============================


See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                          1995       1994      1993
---------------------------------------------------------------------------
Balance at Beginning of Year                  $173,318   $170,252  $164,120
Add - Net income, per statements                20,901     22,217    25,167
                                              -----------------------------
                                Total          194,219    192,469   189,287
                                              -----------------------------
Deduct - Cash Dividends Declared:
 Preferred stock at required annual rates           97         97        97
 Common stock, $1.24 per share in 1995,
 $1.22 per share in 1994 and $1.215 per
 share in 1993                                  20,538     19,054    18,938
                                              -----------------------------
                                Total           20,635     19,151    19,035
                                              -----------------------------

Balance at End of Year                        $173,584   $173,318  $170,252
                                              =============================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
---------------------------------------------------------------------------
September 30                                               1995        1994
---------------------------------------------------------------------------
Assets
  Utility Plant                                        $745,629    $709,563
    Less - Accumulated depreciation & amortization      311,293     297,886
                                                       --------------------
                                  Net utility plant     434,336     411,677
                                                       --------------------
  Other Property and Investments, at Cost or Less
   (net of accumulated depreciation and amortization,
    1995, $9,473; 1994 $9,447)                           22,744      22,956
                                                       --------------------
  Current Assets:
    Cash and cash equivalents                             1,555       1,588
    Accounts receivable:
       Gas customers - Billed and unbilled               34,726      39,835
       Other                                              4,861       4,207
       Less - Allowances for doubtful accounts           (5,189)     (4,943)
    Inventories:
      Materials, supplies, and merchandise at avg. cost   5,377       5,059
      Natural gas stored underground for current use at
        LIFO cost                                        41,629      48,333
      Propane gas for current use at FIFO cost           13,566      13,582
    Prepayments                                           1,484       1,853
    Unamortized purchased gas adjustments                 9,776       1,998
    Deferred income taxes (Note 7)                            -       3,717
                                                       --------------------
                               Total current assets     107,785     115,229
                                                       --------------------
  Deferred Charges                                       71,829      58,433
                                                       --------------------
                                       Total Assets    $636,694    $608,295
                                                       ====================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1995        1994
--------------------------------------------------------------------------
Capitalization and Liabilities
  Capitalization, per statements:
    Common stock equity                               $227,253    $194,939
    Redeemable preferred stock                           1,960       1,960
    Long-term debt                                     154,279     154,211
                                                      --------------------
                               Total capitalization    383,492     351,110
                                                      --------------------
  Current Liabilities:
    Notes payable (Note 8)                              59,500      53,500
    Accounts payable                                    21,069      20,124
    Refunds due customers                                4,110      29,782
    Advance customer billings                           13,058       7,062
    Wages payable                                        3,117       3,072
    Dividends payable                                    5,538       4,937
    Customer deposits                                    3,447       3,978
    Interest accrued                                     6,953       6,951
    Taxes accrued                                        8,430       9,855
    Deferred income taxes (Note 7)                         167           -
    Other current liabilities                            2,387       2,564
                                                      --------------------
                          Total current liabilities    127,776     141,825
                                                      --------------------

 Deferred Credits and Other Liabilities:
    Deferred income taxes (Note 7)                      83,563      76,662
    Unamortized investment tax credits (Note 7)          8,018       8,329
    Other                                               33,845      30,369
                                                      --------------------
       Total deferred credits and other liabilities    125,426     115,360
                                                      --------------------

 Commitments and Contingencies (Note 9)

               Total Capitalization and Liabilities   $636,694    $608,295
                                                      ====================

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CAPITALIZATION
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1995        1994
--------------------------------------------------------------------------
Common Stock Equity (Note 3):
  Common stock, par value $1 per share:
    Authorized - 1995 and 1994, 50,000,000 shares
    Issued - 1995, 19,285,265 shares;
      1994, 17,535,661 shares                         $ 19,285    $ 17,536
  Paid-in capital                                       58,401      28,102
  Retained earnings, per statements                    173,584     173,318
  Treasury stock, at cost - 1995 and 1994,
    1,865,638 shares                                   (24,017)    (24,017)
                                                      --------------------
                          Total common stock equity    227,253     194,939
                                                      --------------------

Redeemable Preferred Stock,
  par value $25 per share (1,480,000 shares
  authorized) issued and outstanding (Note 4):
    5% Series B - 1995 and 1994, 71,890 shares           1,797       1,797
    4.56% Series C - 1995 and 1994, 6,510 shares           163         163
                                                      --------------------
                   Total redeemable preferred stock      1,960       1,960
                                                      --------------------
 Long-Term Debt (Note 5):
  First mortgage bonds:
    6-1/4% Series, due May 1, 2003                      25,000      25,000
    8-1/2% Series, due November 15, 2004                25,000      25,000
    8-5/8% Series, due May 15, 2006                     40,000      40,000
    7-1/2% Series, due November 1, 2007                 40,000      40,000
    9-5/8% Series, due May 15, 2013                     25,000      25,000
                                                      --------------------
                                              Total    155,000     155,000

  Unamortized discount, net of premium,
    on long-term debt                                     (721)       (789)
                                                      --------------------
                               Total long-term debt    154,279     154,211
                                                      --------------------
                                              Total   $383,492    $351,110
                                                      ====================


See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of Dollars)
--------------------------------------------------------------------------
Years Ended September 30                       1995        1994       1993
--------------------------------------------------------------------------
Operating Activities:
 Net Income                                 $20,901     $22,217    $25,167
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization              23,728      19,393     18,917
  Deferred income taxes and investment
   tax credits                                9,459         508      5,202
  Other - net                                   679         567        280
  Changes in assets and liabilities:
   Accounts receivable - net                  4,701      (6,208)    (6,185)
   Unamortized purchased gas adjustments     (7,778)      4,280     (2,552)
   Deferred purchased gas costs                 493        (355)       459
   Accounts payable                             945       3,379      3,950
   Refunds due customers                    (25,672)     29,568     (4,064)
   Taxes accrued                             (1,425)     (1,690)     2,050
   Natural gas stored underground             6,704     (34,254)    (2,843)
   Other assets and liabilities              (4,529)      6,280    (10,363)
                                           -------------------------------
Net cash provided by operating activities    28,206      43,685     30,018
                                           -------------------------------
Investing Activities:
 Construction expenditures                  (45,804)    (39,193)   (40,880)
 Employee benefit trusts                        974       1,006       (373)
 Investments - non-utility                   (1,290)     (1,673)    (1,747)
 Other                                         (153)       (655)      (903)
                                           -------------------------------
    Net cash used in investing activities   (46,273)    (40,515)   (43,903)
                                            -------------------------------
Financing Activities:
 Issuance of first mortgage bonds                 -           -     65,000
 Issuance of short-term debt                  6,000      26,000     20,500
 Issuance of common stock                    33,380       1,973          -
 Dividends paid                             (20,015)    (19,126)   (18,957)
 Retirement of first mortgage bonds               -     (11,991)   (51,660)
 Other                                       (1,331)       (144)    (2,614)
                                           -------------------------------
           Net cash provided by (used in)
              financing activities           18,034      (3,288)    12,269
                                           -------------------------------
Net Decrease in Cash and
 Cash Equivalents                               (33)       (118)    (1,616)
Cash and Cash Equivalents at Beg. of Year     1,588       1,706      3,322
                                           -------------------------------
Cash and Cash Equivalents at End of Year    $ 1,555     $ 1,588    $ 1,706
                                           ===============================
Supplemental Disclosure of Cash Paid
 During the Year for:
  Interest                                  $17,742     $15,769    $15,081
  Income taxes                                4,088      11,732      9,489

See the accompanying notes to financial statements.

SCHEDULE OF INCOME TAXES (Note 7)
(Thousands of Dollars)
-------------------------------------------------------------------------
Years Ended September 30                       1995       1994       1993
-------------------------------------------------------------------------
Included in Statements of
 Consolidated Income as:
  Utility Operating Expenses:
    Federal
      Current                               $   347    $10,286    $ 8,833
      Deferred                                8,474        720      5,024
      Investment tax credit
         adjustments - net                     (350)      (352)      (332)
    State and local
      Current                                    65      1,708        937
      Deferred                                1,342        155        535
                                            -----------------------------
                                              9,878     12,517     14,997
                                            -----------------------------

  Miscellaneous Income and Income Deductions:
    Federal
      Current                                   239        160      1,026
      Deferred                                   (5)       (12)       (21)
      Investment tax credit
         adjustments - net                       (1)        (2)        (2)
    State and local
      Current                                    19        (24)        67
      Deferred                                   (1)        (1)        (2)
                                            -----------------------------
                                                251        121      1,068
                                            -----------------------------
    Total                                   $10,129    $12,638    $16,065
                                            =============================


See the accompanying notes to financial statements.


SCHEDULE OF INTERIM FINANCIAL INFORMATION
(Unaudited) (Note 10)
(Thousands of Dollars Except Per Share Amounts)
---------------------------------------------------------------------------
Three Months Ended                   Dec. 31   March 31   June 30  Sept. 30
---------------------------------------------------------------------------
1995
Utility Operating Revenues          $122,203   $191,627   $67,598   $50,489
Utility Operating Income (Loss)       13,988     22,463     2,154      (275)
Net Income (Loss)                      9,210     18,069    (1,971)   (4,407)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)           $ .58      $1.15     $(.12)    $(.25)


---------------------------------------------------------------------------
Three Months Ended                   Dec. 31   March 31   June 30  Sept. 30
---------------------------------------------------------------------------
1994

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

      Utility Plant, Depreciation and Amortization - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and such costs, plus removal costs, less salvage are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to operating expenses.
      Utility plant, excluding exploration and development, is depreciated on the straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation in 1995, 1994 and 1993 averaged approximately 3.3%, 2.8% and 2.8%, respectively, of the original cost of depreciable property. In August 1994, the MoPSC approved a settlement agreement which authorized a net increase in depreciation rates for the Company effective on September 1, 1994.

      Regulatory Operations - The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standard
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

      The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:
(Thousands of Dollars)                      1995          1994
--------------------------------------------------------------
Regulatory Assets:
Amounts due from customers for
  future income taxes                    $32,235       $31,009
Pension costs                              3,514            -
Unamortized loss on reacquired debt        1,450         1,703
Unamortized purchased gas adjustments      9,776         1,988
Other                                        693           435
                                         ---------------------
Total Regulatory Assets                  $47,668       $35,135
                                         =====================

Regulatory Liabilities:
Unamortized investment tax credits       $ 8,018       $ 8,329
Amounts due to customers for
  future income taxes                        294           391
Purchased gas costs                        1,157           664
Other                                        422             3
                                         ---------------------
Total Regulatory Liabilities             $ 9,891       $ 9,387
                                         =====================

      Gas Stored Underground - Inventory of gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use at September 30, 1995 and 1994 was less than the LIFO cost by $1,203,000 and $8,437,000, respectively. The inventory carrying value has not been reduced to market prices because, pursuant to the Company's Purchased Gas Adjustment Clause, actual gas costs are recovered in customer rates.

      Oil & Gas Exploration and Development - The Company uses the full cost method of accounting for utility exploration and development costs as ordered by the MoPSC. Under the full cost method, all exploration and development costs of productive and non-productive wells are capitalized. Such costs are charged to expense based on oil and gas produced in relation to total estimated recoverable reserves. Depreciation and amortization charges amounted to $907,000 in 1995, $812,000 in 1994 and $1,213,000 in
1993.

      Operating Revenues - The Company records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.

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

      Income Taxes - The Company has elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, intangible drilling and unsuccessful exploration costs, and certain other costs are expensed currently for tax purposes while being deferred for book purposes. The provision for current income taxes reflects the tax treatment of these items. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" effective October 1, 1993. SFAS No. 109 requires the establishment of deferred tax liabilities and assets, as measured by enacted tax rates, for the net tax effects of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes.
      Substantially all of the adjustments required by SFAS No. 109 were recorded to deferred tax balance sheet accounts, with the corresponding adjustments to regulatory assets and liabilities. At October 1, 1993, the cumulative effect of adopting SFAS No. 109 was an increase in net deferred tax liabilities of $30,200,000, and recognition of a regulatory asset of $30,200,000. The adoption of this standard did not have an impact on the Company's cash flows or results of operations due to the effect of rate regulation. In 1993, the Company accounted for income taxes in accordance with the provisions of Accounting Principles Board Opinion No. 11.
      The benefit of investment tax credits utilized prior to 1986 has been deferred and is being amortized over the useful life of the related property for financial statement purposes.

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

      Accounting Changes - In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which will require the Company to review for impairment long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 is required in fiscal year 1997.
      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but requires expanded disclosures. SFAS No. 123 is effective in fiscal year 1997.
      While the Company does not know precisely the impact that will result from adopting SFAS No. 121 and SFAS No. 123, the Company does not expect the adoption of SFAS No. 121 or SFAS No. 123 to have a material effect on the Company's financial position or results of operations.

2.  Pension Plans and Other Postemployment Benefits
      The Company has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The Company's funding policy is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations.
      Pension costs in 1995, 1994 and 1993 amounted to $(5,692,000), $1,895,000 and $50,000, respectively, including amounts charged to construction.

      The net pension costs (credits) include the following components:
(Thousands of Dollars)                   1995       1994      1993
------------------------------------------------------------------
Service cost - benefits earned
   during the period                 $  6,412   $  6,467  $  5,891
Interest cost on projected
   benefit obligation                  13,966     13,132    13,209
Actual return on plan assets          (50,765)     9,849   (50,003)
Net amortization and deferral          28,184    (27,553)   30,953
Regulatory adjustment                  (3,489)         -         -
                                     -----------------------------
Net pension cost                     $ (5,692)  $  1,895  $     50
                                     =============================

      The MoPSC ordered in Case No. GR-94-220, effective October 1, 1994, that certain pension costs are to be recovered on a payment basis up to $281,000, the difference between actual payments and the $281,000 to be deferred. Case No. GR-94-220 also provided for the elimination of the corridor and a ten-year amortization period for unrecognized gains and losses. Other variances in net pension cost is primarily attributable to actuarial and investment experience.

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at September
30:
(Thousands of Dollars)                             1995       1994
------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Vested benefit obligation                    $128,508   $122,709
                                               ===================
  Accumulated benefit obligation               $149,641   $140,603
                                               ===================
  Projected benefit obligation                 $187,522   $174,539
Plan assets at fair value                       256,662    225,482
                                               -------------------
Plan assets in excess of
 projected benefit obligation                    69,140     50,943
Unrecognized net gain                           (51,803)   (40,793)
Unrecognized prior service cost                  14,856     15,483
Unrecognized net transition asset                (7,156)    (8,717)
Minimum liability adjustment                     (2,449)    (1,926)
                                               -------------------
Prepaid pension cost recognized in the
 consolidated balance sheets                   $ 22,588   $ 14,990
                                               ===================

      The projected benefit obligation, which is based on a June 30 measurement date, was determined using a weighted-average discount rate of 7.75% for 1995 and 8.25% for 1994, and a weighted-average rate of future compensation of 4.75% for 1995 and 5.0% for 1994. The expected long-term rate of return on plan assets was 8.25% for 1995 and 1994.
      Pursuant to the provisions of the Company's pension plans, pension obligations may be settled by lump-sum cash payments. Significant settlements in 1995 and 1993 resulted in pre-tax gains of approximately $3,937,000 and $4,355,000, respectively. There were no such gains in 1994.
      The cost of the Company's defined contribution plans, which cover substantially all employees, amounted to $1,803,000, $1,706,000 and $1,595,000 for the years 1995, 1994 and 1993, respectively.
      The Company provides life insurance benefits to all employees after retirement and medical insurance is available after early retirement until age 65.
      In the first quarter of fiscal year 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions (OPEB)". Under the provisions of SFAS No. 106, the future cost of providing these postretirement benefits is recognized as an expense and a liability during the employees' service periods. As permitted by SFAS No. 106, the liability for any unfunded accumulated postretirement benefit obligations existing at October 1, 1993 is being recognized as a transition obligation and amortized over 20 years. Prior to the adoption of SFAS No. 106, life insurance costs were accrued systematically in order to provide for future payments. The cost of medical insurance, net of payments by the retirant, was recognized as claims were paid.
      Postretirement benefit costs in 1995, 1994 and 1993 amounted to approximately $6,100,000, $6,063,000 and $4,300,000, respectively, including amounts charged to construction.

      The 1995 and 1994 net postretirement benefit costs consisted of the following components:
(Thousands of Dollars)                            1995       1994
-----------------------------------------------------------------
Service cost - benefits earned
   during the period                            $1,568     $1,597
Interest cost on accumulated
   postretirement benefit obligation             2,676      2,767
Amortization of transition obligation            1,267      1,699
Net amortization an deferral                       190          -
Regulatory adjustment                              399          -
                                                -----------------
Net postretirement benefit cost                 $6,100     $6,063
                                                =================

      The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at
September 30:
(Thousands of Dollars)                            1995       1994
-----------------------------------------------------------------
Accumulated postretirement benefit
 obligation (APBO):
   Retirees                                   $(19,286)  $(16,227)
   Active Employees                            (15,162)   (20,827)
                                              -------------------
Total APBO                                     (34,448)   (37,054)
Plan assets at fair value                        1,450         -
                                              -------------------
APBO in excess of plan assets                  (32,998)   (37,054)
Unrecognized transition obligation              22,781     32,265
Unrecognized prior service cost                  5,271          -
Unrecognized net gain                           (3,479)    (2,961)
                                              -------------------
Accrued postretirement benefit cost           $ (8,425)  $ (7,750)
                                              ===================

       The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% for 1995, and gradually decreases each successive year until it reaches 5% in 1998. A one percent increase in the assumed health care cost trend rate for each year would increase accumulated postretirement benefit costs as of September 30, 1995 by $917,000 and the sum of the service cost and interest cost by approximately $228,000. The accumulated postretirement benefit obligation was determined using a weighted-average discount rate of 7.75% for 1995 and 8.25% in 1994, and a weighted-average rate of future compensation of 4.75% for 1995 and 5.0% for 1994.
  In July 1994, a state law was enacted which requires SFAS No. 106 accrued costs to be recognized for ratemaking purposes provided that such costs are funded through an independent, external funding mechanism. The approved settlement of the Company's 1994 rate case included recovery of such costs, effective on September 1, 1994. During 1995, the Company established Voluntary Employees' Beneficiary Associations and Rabbi trusts as its
external funding mechanisms.   The 1994 rate case settlement also provided
for the deferral, net of any applicable tax effects, of the difference between the costs funded by the Company and $6,100,000 of annualized OPEB costs included in rates. Any such deferrals will be reflected in rates established in the next general rate case proceeding.
      During fiscal 1995, Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" became effective for the Company. SFAS No. 112 requires an accrual for the estimated future cost of providing postemployment benefits to former or inactive employees after employment but before retirement. SFAS No. 112 did not have a material impact on the Company's financial position or results of operations.

3.  Common Stock and Paid-in Capital
      During 1995, the Company issued 1,575,000 shares of common stock through a public offering. The net proceeds of the offering, after deducting discount and expenses, was $28.6 million.
      The Company issued 174,604 and 83,561 shares of its common stock during fiscal years 1995 and 1994, respectively, under its Dividend Reinvestment and Stock Purchase Plan.
      Total shares of common stock outstanding were 17,419,627 at September 30, 1995.
      On March 27, 1986, the Company declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1986. The rights expire on May 1, 1996, and may be redeemed by the Company for five cents each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% or more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 30% or more of the common stock. Each right entitles its holder to buy one share of common stock at an exercise price of $50. In certain circumstances, each right will entitle the holder to purchase one share of common stock at one-third of the market price, or to purchase, at the exercise price, common stock of an acquiring entity having a value equal to twice the exercise price. A total of 17,419,627 rights were outstanding at September 30, 1995.
      Paid-in capital increased $30,299,000 in 1995 and $1,852,000 in 1994 due to the sale of common stock in the above mentioned public offering and the issuance of common stock under the Dividend Reinvestment and Stock Purchase Plan.

4.  Redeemable Preferred Stock
      The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Board of Directors. The redemption price is equal to par of $25.00 a share.
      During 1995, 1994, and 1993 no shares of preferred stock were reacquired.
      Any default in a sinking fund payment must be cured before the Company may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the five years subsequent to September 30, 1995 are:
1996-1999, none; 2000, $37,000.

5.  Long-Term Debt
      There are no maturities or sinking fund requirements on long-term debt for the five years subsequent to September 30, 1995.
      On April 28, 1995, the Company received approval from the Missouri Public Service Commission for a two-year extension, to April 21, 1997, of its previously granted authority to sell additional First Mortgage Bonds.

The original authorization was for $100 million of First Mortgage Bonds of which $25 million have already been issued and sold. In November 1995, the Company issued $25 million of 6 1/2% First Mortgage Bonds at a cost to the Company of 6.55%. The proceeds of the issuance were used to reduce outstanding short-term borrowings.
      Substantially all of the Company's utility plant is subject to the liens of its mortgage.
      The Company's mortgage contains provisions which restrict retained earnings from declaration or payment of cash dividends. As of September 30, 1995, approximately $164,600,000 of consolidated retained earnings was free from such restrictions.

6.  Fair Value of Financial Instruments

      The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1995, are as follows:
                                               Carrying       Fair
(Thousands of Dollars)                           Amount      Value
------------------------------------------------------------------
Cash and cash equivalents                      $  1,555   $  1,555
Short-term debt                                  59,500     59,500
Long-term debt                                  154,279    168,397
Redeemable preferred stock                        1,960      1,644

      The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt and preferred stock is estimated based on market prices for similar issues.

7.  Income Taxes
      Net provisions for income taxes were charged during the years ended September 30, 1995, 1994 and 1993 as shown on the Schedule of Income Taxes. Deferred tax expense results from the change in temporary tax differences in 1995 and 1994, and from timing differences in the recognition of revenue and expense for tax and book purposes in 1993. The sources of these differences and the related tax effect of each are as follows:

(Thousands of Dollars)                              1995      1994     1993
---------------------------------------------------------------------------
Excess of accelerated over straight-line
   depreciation                                   $2,248   $ 3,531  $ 3,477
Excess of full cost accounting charges per books
   over depreciation, intangible drilling and
   unsuccessful exploration costs expensed on
   tax return                                       (311)     (281)    (423)
Gas costs deferred for book purposes and
   expensed on tax return (reversal)               2,819    (1,419)     772
Uncollectible accounts expense for books
   (in excess of) less than expense
   per tax return                                   (136)      962     (486)
Pension income per books in excess of
   amounts recognized per tax return               3,551        66    2,697
Supplier refund (income) expense not recognized
   per books                                       1,464      (907)       -
Postretirement insurance benefits expense
   per books in excess of expense per tax return    (335)   (1,149)       -
Other items - net                                    510        59     (501)
                                                  -------------------------
  Total deferred income tax                       $9,810    $  862  $ 5,536
                                                  =========================

      The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:
                                                    1995     1994     1993
---------------------------------------------------------------------------
Federal income tax statutory rate                   35.0%    35.0%    34.7%
State and local income taxes,
   net of federal income tax benefits                3.0      3.4      2.4
Certain expenses capitalized on books
   and deducted on tax return                       (3.3)    (3.0)    (2.0)
Reversal of deferred taxes related to gas costs        -     ( .1)      .1
Taxes related to prior years                        (1.3)       -      2.1
Other items - net                                    (.8)     1.0      1.7
                                                    ----------------------
Effective income tax rate                           32.6%    36.3%    39.0%
                                                    ======================

      The significant items comprising the Company's net deferred tax liability recognized in the consolidated balance sheets as of September 30 are as follows:
(Thousands of Dollars)                               1995         1994
----------------------------------------------------------------------
Deferred tax assets:
   Reserves not currently deductible             $ 12,927      $13,481
   Unamortized investment tax credits               5,048        5,269
   Other                                            2,661        2,395
                                                 --------      -------
      Total deferred tax assets                    20,636       21,145
                                                 --------      -------
Deferred tax liabilities:
   Relating to utility property                    86,997       84,202
   Pension                                         11,538        7,996
   Other                                            5,831        1,892
                                                 --------      -------
      Total deferred tax liabilities              104,366       94,090
                                                 --------      -------
Net deferred tax liability                         83,730       72,945

Net deferred tax asset (liability)-current           (167)       3,717
                                                 --------      -------
Net deferred tax liability-non-current           $ 83,563      $76,662
                                                 ========      =======

8.  Notes Payable and Credit Agreements
      The Company has a primary line of bank credit which permits borrowing of up to $40 million at any time before January 31, 1996. Such borrowings are on a 90-day basis, renewable from time to time, with no note maturing beyond June 30, 1996. The borrowings may be repaid at any time without penalty. The Company anticipates renewal of this primary line of $40 million in January 1996. This, along with the Company's previously obtained $70 million supplemental line of credit, which was in effect from October 18, 1994 to March 1, 1995, provided a total line of credit for the 1994-1995 primary heating season of $110 million, compared with a maximum of $95 million during the 1993-1994 heating season. Since cash needs typically decline at the end of the heating season, on March 1, 1995, the Company reduced the supplemental line with a reduced supplemental line to $50 million. This supplemental line of credit was further reduced to a $25 million supplemental line of credit, which extended to September 1, 1995, thus providing a total line of credit of $65 million to September 1, 1995. The reduction in the supplemental line of credit was made possible by the receipt of $28.6 million in net proceeds from a common stock offering. On September 1, 1995, the supplemental line of credit was increased to $50 million and on November 1, 1995 was extended to March 1, 1996. The total line of credit for the remainder of the 1995-1996 heating season is $90 million. The Company anticipates that the supplemental line will again be reduced after March 1, 1996.
      Alternatively, the Company has an agreement for the issuance of commercial paper which is supported by the bank loan lines of credit.
During fiscal year 1995, the Company's short-term borrowing requirements were met by the sale of commercial paper. As of September 30, 1995, the Company had $59.5 million in commercial paper outstanding at an average interest rate of 5.83%.

9.  Commitments and Contingencies
      The Company estimates fiscal year 1996 utility construction expenditures at $35,500,000. The lease agreement covering the Company's general office space extends through February 2000 with options to renew for up to 20 additional years. The aggregate rental expense for fiscal years 1995, 1994 and 1993 was $780,000, $770,000 and $760,000, respectively.
Annual minimum rental payments for fiscal years 1996-1999 are $780,000 per year. The lease agreement provides for an annual rent escalation which is not determinable as of the balance sheet date; however, the maximum amount of rental expense increase is $8,800 per year. The Company has other rental arrangements which provide for minimum rental payments that are relatively minor. The Company has entered into various contracts which in the aggregate require it to pay approximately $92 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the Purchased Gas Adjustment Clause of the Company's tariff. The contracts have various expiration dates ranging from 1996 to 1999.
      A consolidated subsidiary is a general partner in an unconsolidated partnership which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $8.7 million incurred in connection with various real estate ventures. The Company has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. The Company further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
      The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. Prior to the widespread availability of natural gas, the Company operated various manufactured gas plants, the last of which was closed in 1961. The process for manufacturing gas produced by-products and residuals, including various hydrocarbons. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency
(EPA) has been engaged in a survey of a large number of former manufactured gas plant sites across the nation.
      In this regard, the Company and the EPA have determined that manufactured gas residuals are present at one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company and the EPA have entered into an Administrative Order on Consent (AOC), effective March 31, 1994, with regard to this site. The AOC provides for the Company to conduct certain investigative activities (i.e., a removal site evaluation and an engineering evaluation cost analysis), and to reimburse the EPA for response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If remedial action is
necessary, then a subsequent order will cover such action.   The
investigative activities required by the AOC have been completed and, on July 31, 1995, the Company submitted a draft removal site evaluation report to the EPA, which concludes that no further action is necessary. The EPA has advised that such overall conclusion may be premature because the Company's report does not contain a full characterization of the contaminants on certain small areas of the site. EPA has observed that a limited removal program may be more reasonable than to continue to characterize these areas in order to determine any actual degree of risk. Although the Company and the EPA are further analyzing the site, if the aforementioned limited removal action is taken, the cost thereof is estimated by the Company to range from approximately $40,000 to as much as $125,000. Based on currently available information, such costs, together with EPA oversight costs and other associated legal and engineering consulting costs relating to the site, would likely aggregate approximately $600,000. At September 30, 1995, $375,000 of such amount has been paid and the additional $225,000 balance has been reserved by the Company. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery, if practicable, from any other potentially responsible parties.
      In a separate matter, the Missouri Department of Natural Resources (the "MoDNR") has advised the Company that it believes that hazardous substances may be present on the site of a different former manufactured gas plant (which was also used as the site of a coke facility), which site was sold by the Company in 1950. The Company has made application to the MoDNR for the placement of that site in the Missouri environmental remediation program, and has offered to conduct a preliminary assessment and site evaluation investigation to determine the nature and extent of any hazardous substances that may be present on such site. The Company's application has been accepted by MoDNR, subject to the Company's entering into an agreement regarding the investigation and MoDNR oversight costs. The cost of such an investigation, including MoDNR oversight costs and associated legal and engineering consulting costs relating to that site, is estimated by the Company to be approximately $75,000, for which the Company has established a liability reserve. The Company has requested that other former owners and/or operators participate in the cost of such an investigation, but none has as yet agreed to do so, and the Company plans to seek reimbursement, if feasible, from such parties and any other potentially responsible parties, as well as from its insurers, to the extent practicable.
      The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity.
      An environmental cost deferral procedure was established by the Missouri Public Service Commission in the Company's recent rate case, effective September 1, 1994, for use by the Company in applying for appropriate rate recovery of various investigation, remediation and other costs to be incurred by the Company in connection with former manufactured gas plant sites. The authorization to begin deferring such costs shall only be triggered to the extent that the cumulative liability incurred by the Company during the deferral period is not offset by the cumulative costs of $250,000 per year reflected in the Company's current rates. In the event the cumulative liability incurred by the Company for such costs during the deferral period is less than the cumulative amount of such annualized costs reflected in the rates approved in the settlement, then the Company shall refund the difference. The above authorization will become null and void if the Company does not file for a general rate increase by September 1, 1996, and, in any event, the recovery of costs deferred thereunder is subject to challenge in future rate cases.
      The Company is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.

10.  Interim Financial Information (Unaudited)
      In the opinion of the Company, the quarterly information presented in the Schedule of Interim Financial Information for fiscal years 1995 and 1994 includes all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis reflect the seasonal nature of the Company's business.




Item 9.  Changes in and Disagreements on Accounting and Financial
         Disclosure

There have been no disagreements on accounting and financial disclosure with the Company's outside auditors which are required to be disclosed.


                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

The information concerning directors required by this item is set forth on pages 3 through 7 and 18 in the Company's proxy statement dated December 26, 1995 and is incorporated herein by reference.

The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this item is set forth on pages 8 through 17 in the Company's proxy statement dated December 26, 1995 and is incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Compensation" and "Performance Graph" on pages 13 through 16 of such proxy statement is expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth on page 7 in the Company's proxy statement dated December 26, 1995 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

There were no transactions required to be disclosed pursuant to this item.

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a) 1.  Consolidated Financial Statements:                   1995 10-K Page

        For Years Ended September 30, 1995, 1994, and 1993:
          Statements of Income                                     23
          Statements of Retained Earnings                          24
          Statements of Cash Flows                                 28
          Schedule of Income Taxes                                 29
        As of September 30, 1995 & 1994:
          Balance Sheets                                          25-26
          Statements of Capitalization                             27
        For Years Ended 1995 & 1994:
          Schedule of Interim Financial Information                30
        Notes to Financial Statements                             31-43
        Independent Auditors' Report                               21
        Management Report                                          22

    2.  Supplemental Schedules

        II - Reserves                                              49

        Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.  Exhibits

        Incorporated herein by reference to Index to Exhibits, page 50.

(b) During the last quarter of fiscal year 1995, no reports on Form 8-K were required to be filed by the Company.

(c) Management contracts and compensatory plans or arrangements listed in the Index to Exhibits required to be filed as exhibits to this form pursuant to Item 14(c) of this report:

Exhibit No.    Description

10.01     -    Incentive Compensation Plan of the Company, as amended.
10.01a    -    Amendment adopted by the Board of Directors on
               July 26, 1990 to the Incentive Compensation Plan.
10.01b    -    Amendments adopted by the Board of
               Directors on August 23, 1990 to the
               Incentive Compensation Plan.
10.01c    -    Amendments to Laclede Gas Company Incentive Compensation
               Plan, effective January 26, 1995.
10.02     -    Senior Officers' Life Insurance Program of
               the Company, as amended.
10.02a    -    Certified copy of resolutions of the Company's
               Board of Directors adopted on June 27, 1991
               amending the Senior Officers' Life Insurance
               Program.
10.02b    -    Certified copy of resolutions of the Company's
               Board of Directors adopted on January 28, 1993
               amending the Senior Officers' Life Insurance Program.
10.03     -    Employees' Retirement Plan of Laclede Gas
               Company - Management Employees, effective
               as of July 1, 1990, as amended.
10.03a    -    Amendment to the Employees' Retirement Plan
               of Laclede Gas Company - Management Employ-
               ees adopted by the Board of Directors on
               September 27, 1990.
10.03b    -    Amendments, dated December 12, 1990 to the
               Employees' Retirement Plan of Laclede Gas
               Company - Management Employees.
10.03c    -    Amendment to the Employees' Retirement Plan of
               Laclede Gas Company - Management Employees dated
               January 10, 1994.
10.03d    -    Amendments to the Employees' Retirement Plan
               of Laclede Gas Company - Management Employees
               dated July 29, 1994.
10.03e    -    Amendments to the Employee's Retirement Plan of
               Laclede Gas Company-Management Employees dated
               February 21, 1995.
10.03f    -    Amendments to the Employees' Retirement Plan of
               Laclede Gas Company-Management Employees dated
               March 7, 1995.
10.03g    -    Amendments to the Employees' Retirement Plan of
               Laclede Gas Company-Management Employees dated
               September 11, 1995.
10.04     -    Laclede Gas Company Supplemental Retirement
               Benefit Plan, as amended and restated effec-
               tive July 25, 1991.
10.05     -    Laclede Gas Company Salary Deferral Savings
               Plan, as amended through February 27, 1992.
10.05a    -    Amendment to the Company's Salary Deferral
               Savings Plan, effective January 31, 1992, adopted by the Board of Directors on August 27, 1992.

10.05b    -    Amendment to the Company's Salary Deferral
               Savings Plan dated January 10, 1994.
10.05c    -    Amendments to the Company's Salary Deferral
               Savings Plan, dated July 29, 1994.
10.05d    -    Amendments to the Company's Salary Deferral
               Savings Plan effective August 1, 1994 adopted by
               the Board of Directors on August 25, 1994.
10.05e    -    Amendments to the Company's Salary Deferral
               Savings Plan dated September 27, 1994.
10.05f    -    Amendments to the Company's Salary Deferral
               Savings Plan dated February 21, 1995.
10.05g    -    Amendments to the Company's Salary Deferral
               Savings Plan dated March 7, 1995.
10.05h    -    Amendments to the Laclede Gas Company Salary
               Deferral Savings Plan dated June 26, 1995.
10.05i    -    Amendments to the Company's Salary Deferral
               Savings Plan dated August 3, 1995.
10.06     -    Laclede Gas Company Deferred Compensation
               Plan for Non-Employee Directors dated
               March 26, 1981.
10.06a    -    First Amendment to the Company's Deferred
               Compensation Plan for Non-Employee Directors,
               adopted by the Board of Directors on July 26,
               1990.
10.06b    -    Amendment to the Company's Deferred Com-
               pensation Plan for Non-Employee Directors,
               adopted by the Board of Directors on
               August 27, 1992.
10.08     -    The Retirement Plan for Non-Employee Direc-
               tors of Laclede Gas Company dated January 24,
               1985.
10.08a    -    First Amendment to Retirement Plan for the
               Company's Non-Employee Directors, adopted by
               the Board of Directors on July 26, 1990.
10.08b    -    Amendments to the Retirement Plan for Non-
               Employee Directors, adopted by the Board
               of Directors on January 23, 1992.
10.09     -    Salient Features of the Laclede Gas Company
               Deferred Income Plan for Directors and
               Selected Executives, including amendments
               adopted by the Board of Directors on
               July 26, 1990.
10.09a    -    Amendment to the Company's Deferred Income
               Plan for Directors and Selected Executives,
               adopted by the Board of Directors on
               August 27, 1992.
10.10     -    Form of Indemnification Agreement between
               the Company and its Directors and Officers.
10.11     -    Laclede Gas Company Management Continuity
               Protection Plan, as amended, effective at
               the close of business on January 27, 1994, by
               the Board of Directors.
10.12     -    Laclede Gas Company Restricted Stock Plan
               for Non-Employee Directors, effective as of January 25, 1990.

10.12a    -    Extension and amendment of the Laclede Gas
               Company Restricted Stock Plan for Non-Employee
               Directors adopted by the Board of Directors
               on November 17, 1994.
10.14     -    Salient Features of the Laclede Gas Company
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

                                                LACLEDE GAS COMPANY


December 21, 1995                        By   Gerald T. McNeive, Jr.
                                              Gerald T. McNeive, Jr.
                                         Senior Vice President - Finance
                                           and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                     Signature                      Title

12/21/95           Robert C. Jaudes             Chairman of the Board,
                   Robert C. Jaudes             President and Chief
                                                Executive Officer
                                                (Principal Executive
                                                Officer)

12/21/95           Gerald T. McNeive, Jr.       Senior Vice President -
                   Gerald T. McNeive, Jr.       Finance and Chief Financial
                                                Officer (Principal Financial
                                                and Accounting Officer)

12/21/95           Andrew B. Craig, III         Director
                   Andrew B. Craig, III

12/21/95           Henry Givens, Jr.            Director
                   Henry Givens, Jr.

12/21/95           C. Ray Holman                Director
                   C. Ray Holman

12/21/95           Mary Ann Krey                Director
                   Mary Ann Krey

12/21/95           William E. Nasser            Director
                   William E. Nasser

12/21/95           Boyd F. Schenk               Director
                   Boyd F. Schenk

12/21/95           Robert P. Stupp              Director
                   Robert P. Stupp

12/21/95           H. Edwin Trusheim            Director
                   H. Edwin Trusheim

                                   SCHEDULE II
                    LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                                     RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
----------------------------------------------------------------------------
COLUMN A           COLUMN B       COLUMN C          COLUMN D        COLUMN E
                   BALANCE AT   ADDITIONS CHARGED   DEDUCTIONS    BALANCE AT
                   BEGINNING     TO      TO OTHER     FROM         AT CLOSE
DESCRIPTION        OF PERIOD   INCOME    ACCOUNTS    RESERVES      OF PERIOD
----------------------------------------------------------------------------
                                    (Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 1995:
DOUBTFUL ACCOUNTS     $ 4,943   $6,040     $3,397 (a)  $9,191 (b)   $ 5,189
                      =====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 4,070   $1,708     $    -      $2,180 (c)   $ 3,598
 Deferred compensation  7,175    1,079         30         737         7,547
                      -----------------------------------------------------
              TOTAL   $11,245   $2,787     $   30      $2,917       $11,145
                      =====================================================
YEAR ENDED
SEPTEMBER 30, 1994:
DOUBTFUL ACCOUNTS     $ 7,704   $2,818     $2,842 (a)  $8,421 (b)   $ 4,943
                      =====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,684   $1,657     $    -      $1,271 (c)   $ 4,070
 Deferred compensation  6,777    1,010          -         612         7,175
 Equalization group
  insurance premium(d)  4,754        -          -       4,754             -
                      -----------------------------------------------------
             TOTAL    $15,215   $2,667     $    -      $6,637       $11,245
                      =====================================================
YEAR ENDED
SEPTEMBER 30, 1993:
DOUBTFUL ACCOUNTS     $ 6,384   $4,842     $2,329 (a)  $5,851 (b)   $ 7,704
                     ======================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 2,866   $2,027     $    -      $1,209 (c)   $ 3,684
 Deferred compensation  6,251      684          -         158         6,777
 Equalization group
  insurance premium     5,139    1,076          -       1,461         4,754
                      -----------------------------------------------------
          TOTAL       $14,256   $3,787     $    -      $2,828       $15,215
                     ======================================================

(a)  Accounts reinstated, cash recoveries, etc.
(b)  Accounts written off.
(c)  Claims settled, less reimbursements from insurance companies.
(d) Adjusted as a result of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" on October 1, 1993.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------

3.01(i)*  -   Articles of Incorporation, as of February 11,
              1994; filed as Exhibit 4(a) to the Company's
              Form S-3 Registration Statement No. 33-52357.
3.01(ii)* -   By-Laws of the Company effective January 26,
              1995; filed as Exhibit 4.2 to the Company's
              Registration Statement No. 33-58757.
4.01*     -   Mortgage and Deed of Trust, dated as of
              February 1, 1945; filed as Exhibit 7-A to
              Registration Statement No. 2-5586.
4.02*     -   Fourteenth Supplemental Indenture, dated as
              of October 26, 1976; filed on June 26, 1979
              as Exhibit b-4 to Registration Statement
              No. 2-64857.
4.03*     -   Seventeenth Supplemental Indenture, dated as
              of May 15, 1988; filed as Exhibit 28(a) to the
              Registration Statement No. 33-38413.
4.04*     -   Eighteenth Supplemental Indenture, dated as of
              November 15, 1989; filed as Exhibit 28(b) to
              the Registration Statement No. 33-38413.
4.05*     -   Nineteenth Supplemental Indenture, dated as of
              May 15, 1991; filed on May 16, 1991 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.06*     -   Twentieth Supplemental Indenture, dated as of
              November 1, 1992; filed on November 4, 1992 as
              Exhibit 4.01 to the Company's Form 8-K (File
              No. 1-1822).
4.07*     -   Twenty-First Supplemental Indenture, dated as
              of May 1, 1993; filed on May 13, 1993 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.08*     -   Laclede Gas Company Board of Directors' Resolution
              dated August 28, 1986 which generally provides
              that the Board may delegate its authority in the
              adoption of certain employee benefit plan amend-
              ments to certain designated Executive Officers;
              filed as Exhibit 4.12 to the Company's 10-K for
              the fiscal year ended September 30, 1991 (File
              No. 1-1822).
4.08a*    -   Laclede Gas Company Board of Directors' Resolu-
              tions dated August 25, 1988, which generally provide for certain amendments to the Company's
              Wage Deferral Savings Plan and Salary Deferral
              Savings Plan and that certain Officers are authorized to execute such amendments; filed as
              Exhibit 4.12g to the Company's 10-K for the fiscal year ended September 30, 1988 (File No.
              1-1822).



   * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------

4.09*     -   Laclede Gas Company Wage Deferral Savings Plan,
              incorporating amendments through December 12,
              1990; filed as Exhibit 4.13 to the Company's 10-K
              for the fiscal year ended September 30, 1991
              (File No. 1-1822).
4.09a*    -   Amendments to the Company's Wage Deferral and
              Salary Deferral Savings Plans, effective May 1,
              1992, adopted by the Board of Directors on
              February 27, 1992; filed as Exhibit 4.13 to the
              Company's 10-Q for the fiscal quarter ended
              March 31, 1992 (File No. 1-1822).
4.09b*    -   Amendment to the Company's Wage Deferral Savings
              Plan, effective August 1, 1992, adopted by the
              Board of Directors on August 27, 1992; filed as
              Exhibit 4.13b to the Company's 10-K for the fiscal
              year ended September 30, 1992 (File No. 1-1822).
4.09c*    -   Amendments to the Company's Wage Deferral Savings
              Plan dated July 29, 1994; filed as Exhibit 4.09c
              to the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
4.09d*    -   Amendments to the Company's Wage Deferral Savings
              Plan effective August 1, 1994 and adopted by the
              Board of Directors August 25, 1994; filed as
              Exhibit 4.09d to the Company's 10-K for the fiscal
              year ended September 30, 1994 (File No. 1-1822).
4.09e*    -   Amendments to the Company's Wage Deferral Savings
              Plan dated February 21, 1995; filed as Exhibit 4.1
              to the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
4.09f*    -   Amendments to the Company's Wage Deferral Savings
              Plan dated March 7, 1995; filed as Exhibit 4.2 to
              the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
4.09g*    -   Amendments to the Laclede Gas Company Wage Deferral
              Savings Plan dated June 26, 1995; filed as Exhibit
              4.1 to the Company's 10-Q for the fiscal quarter
              ended June 30, 1995 (File No. 1-1822).
4.10*     -   Missouri Natural Gas Division of the Laclede Gas
              Company Dual Savings Plan incorporating amendments
              through December 12, 1990; filed as Exhibit 4.01
              to the Company's 10-Q for the fiscal quarter ended
              December 31, 1990 (File No. 1-1822).
4.10a*    -   Amendment to the Missouri Natural Gas Division
              of Laclede Gas Company Dual Savings Plan effective April 11, 1993, adopted by the Board of Directors on August 26, 1993; filed as Exhibit
              4.10a to the Company's 10-K for the fiscal year ended September 30, 1993 (File No. 1-1822).

   * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------


4.10b*    -   Amendments to the Missouri Natural Gas Division
              of Laclede Gas Company Dual Savings Plan dated
              July 29, 1994; filed as Exhibit 4.10b to the
              Company's 10-K for the fiscal year ended September
              30, 1994 (File No. 1-1822).
4.10c*    -   Amendment dated October 27, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual
              Savings Plan; filed as Exhibit 4.1 to the Company's
              10-Q for the fiscal quarter ended December 31, 1994
              (File No. 1-1822).
4.10d*    -   Amendment dated November 21, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual
              Savings Plan; filed as Exhibit 4.2 to the Company's
              10-Q for the fiscal quarter ended December 31, 1994
              (File No. 1-1822).
4.10e*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated
              February 21, 1995; filed as Exhibit 4.3 to the
              Company's 10-Q for the fiscal quarter ended March
              31, 1995 (File No. 1-1822).
4.10f*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated
              March 7, 1995; filed as Exhibit 4.4 to the
              Company's 10-Q for the fiscal quarter ended March
              31, 1995 (File No. 1-1822).
4.10g*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted by
              the Laclede Gas Company Board of Directors on May
              25, 1995; filed as Exhibit 4.2 to the Company's
              10-Q for the fiscal quarter ended June 30, 1995
              (File No. 1-1822).
4.10h*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated June
              26, 1995; filed as Exhibit 4.3 to the Company's
              10-Q for the fiscal quarter ended June 30, 1995
              (File No. 1-1822).
4.10i     -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated
              August 3, 1995.                                           60
4.11*     -   Rights Agreement dated as of April 17, 1986; filed
              on April 18, 1986 as Exhibit 1 to the Company's
              Form 8-A (File No. 1-1822).
10.01*    -   Incentive Compensation Plan of the Company, as
              amended; filed as Exhibit 10.03 to the Company's
              10-K for the fiscal year ended September 30, 1989.



   * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------

10.01a*   -   Amendment adopted by the Board of Directors
              on July 26, 1990 to the Incentive Compensation
              Plan; filed as Exhibit 10.02a to the Company's
              10-K for the fiscal year ended September 30,
              1990 (File No. 1-1822).
10.01b*   -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan;
              filed as Exhibit 10.02b to the Company's 10-K for
              the fiscal year ended September 30, 1990
              (File No. 1-1822).
10.01c*   -   Amendments to Laclede Gas Company Incentive Comp-
              ensation Plan, effective January 26, 1995; filed as
              Exhibit 10.3 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1995 (File No. 1-1822).
10.02*    -   Senior Officers' Life Insurance Program of the
              Company, as amended; filed as Exhibit 10.03 to the
              Company's 10-K for the fiscal year ended September
              30, 1990 (File No. 1-1822).
10.02a*   -   Certified copy of resolutions of the Company's
              Board of Directors adopted on June 27, 1991 amending
              the Senior Officers' Life Insurance Program; filed
              as Exhibit 10.01 to the Company's 10-Q for the
              fiscal quarter ended June 30, 1991 (File No. 1-1822).
10.02b*   -   Certified copy of resolutions of the Company's Board
              of Directors adopted on January 28, 1993 amending
              the Senior Officers' Life Insurance Program; filed
              as Exhibit 10.03 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1993 (File No. 1-1822).
10.03*    -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990,
              as amended; filed as Exhibit 10.01 to the Company's
              10-Q for the fiscal quarter ended June 30, 1990
              (File No. 1-1822).
10.03a*   -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees adopted by the Board
              of Directors on September 27, 1990; filed as Exhibit
              10.04a to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.03b*   -   Amendments, dated December 12, 1990 to the
              Employees' Retirement Plan of Laclede Gas Company -
              Management Employees; filed as Exhibit 10.04b to
              the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.03c*   -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              January 10, 1994; filed as Exhibit 10.01 to the
              Company's 10-Q for the fiscal quarter ended
              December 31, 1993 (File No. 1-1822).

   * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------


10.03d*   -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              July 29, 1994; filed as Exhibit 10.3d to the
              Company's 10-K for the fiscal year ended September
              30, 1994 (File No. 1-1822).
10.03e*   -   Amendments to the Employee's Retirement Plan of
              Laclede Gas Company-Management Employees dated
              February 21, 1995; filed as Exhibit 10.4 to the
              Company's 10-Q for the fiscal quarter ended March
              31, 1995 (File No. 1-1822).
10.03f*   -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company-Management Employees dated
              March 7, 1995; filed as Exhibit 10.5 to the
              Company's 10-Q for the fiscal quarter ended March
              31, 1995 (File No. 1-1822).
10.03g    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              September 11, 1995.                                       62
10.04*    -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25,
              1991; filed as Exhibit 10.05 to the Company's 10-K
              for the fiscal year ended September 30, 1991 (File
              No. 1-1822).
10.04a*   -   Trust Agreement with Boatmen's Trust Company, dated
              September 4, 1990; filed as Exhibit 10.05c to the
              Company's 10-K for the fiscal year ended September
              30, 1990 (File No. 1-1822).
10.04b*   -   First Amendment to Laclede Gas Company Trust Agreement
              dated as of September 4, 1990, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit
              10.05(b) to the Company's 10-K for the fiscal year
              ended September 30, 1993 (File No. 1-1822).
10.05*    -   Laclede Gas Company Salary Deferral Savings Plan,
              as amended through February 27, 1992; filed as
              Exhibit 10.08 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1992 (File No. 1-1822).
10.05a*   -   Amendment to the Company's Salary Deferral Savings
              Plan, effective January 31, 1992, adopted by the
              Board of Directors on August 27, 1992; filed as
              Exhibit 10.08a to the Company's Form 10-K for the
              fiscal year ended September 30, 1992 (File No.
              1-1822).
10.05b*   -   Amendment to the Company's Salary Deferral Savings
              Plan dated January 10, 1994; filed as Exhibit
              10.02 to the Company's 10-Q for the fiscal quarter ended December 31, 1993 (File No. 1-1822).


   * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------


10.05c*   -   Amendments to the Company's Salary Deferral Savings
              Plan, dated July 29, 1994; filed as Exhibit 10.05c
              to the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.05d*   -   Amendments to the Company's Salary Deferral
              Savings Plan effective August 1, 1994 adopted
              by the Board of Directors on August 25, 1994;
              filed as Exhibit 10.05d to the Company's 10-K
              for the fiscal year ended September 30, 1994
              (File No. 1-1822).
10.05e*   -   Amendments to the Company's Salary Deferral
              Savings Plan dated September 27, 1994; filed
              as Exhibit 10.05e to the Company's 10-K for the
              fiscal year ended September 30, 1994 (File No.
              1-1822).
10.05f*   -   Amendments to the Company's Salary Deferral
              Savings Plan dated February 21, 1995; filed as
              Exhibit 10.1 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No.
              1-1822).
10.05g*   -   Amendments to the Company's Salary Deferral
              Savings Plan dated March 7, 1995; filed as Exhibit
              10.2 to the Company's 10-Q for the fiscal quarter
              ended March 31, 1995 (File No. 1-1822).
10.05h*   -   Amendments to the Laclede Gas Company Salary
              Deferral Savings Plan dated June 26, 1995; filed
              as Exhibit 10.1 to the Company's 10-Q for the
              fiscal quarter ended June 30, 1995 (File No.
              1-1822).
10.05i    -   Amendments to the Company's Salary Deferral Savings
              Plan dated August 3, 1995.                                67
10.06*    -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981; filed
              as Exhibit 10.12 to the Company's 10-K for the
              fiscal year ended September 30, 1989 (File No.
              1-1822).
10.06a*   -   First Amendment to the Company's Deferred Compen-
              sation Plan for Non-Employee Directors, adopted by
              the Board of Directors on July 26, 1990; filed as
              Exhibit 10.09a to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.06b*   -   Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the Board of Directors on August 27, 1992; filed as
              Exhibit 10.09b to the Company's Form 10-K for the fiscal year ended September 30, 1992 (File No.
              1-1822).

   * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------

10.07*    -   Agency Agreement Between Laclede Gas Company and
              Mississippi River Transmission Corporation dated
              August 26, 1993; filed as Exhibit 10.10 to the
              Company's 10-K for the fiscal year ended September
              30, 1993 (File No. 1-1822).
10.07a*   -   Propane sales contract between Phillips 66 Company
              and Laclede Pipeline Company, dated February 2,
              1989; filed as Exhibit 10.10d to the Company's
              10-K for the fiscal year ended September 30, 1990
              (File No. 1-1822).
10.07b*   -   Amendment, dated August 6, 1992, to Propane Sales
              Contract between the Company and Phillips 66
              Company; filed as Exhibit 10.10c to the Company's
              Form 10-K for the fiscal year ended September 30,
              1992 (File No. 1-1822).
10.07c*   -   Gas Purchase and Sales Agreement effective November
              1, 1990 between the Company and ESCO Energy, Inc.
              and its affiliated companies; filed as Exhibit
              10.10d to the Company's 10-K for the fiscal year
              ended September 30, 1991 (File No. 1-1822).
10.07d    -   Letter Agreement dated December 22, 1994 between
              Vesta Natural Gas Company and the Company.                69
10.08*    -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985; filed
              as Exhibit 10.01 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1990 (File No. 1-1822).
10.08a*   -   First Amendment to Retirement Plan for the
              Company's Non-Employee Directors, adopted by the
              Board of Directors on July 26, 1990; filed as
              Exhibit 10.11a to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.08b*   -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992; filed as Exhibit 10.11 to the
              Company's 10-Q for the fiscal quarter ended March
              31, 1992 (File No. 1-1822).
10.09*    -   Salient Features of the Laclede Gas Company
              Deferred Income Plan for Directors and Selected
              Executives, including amendments adopted by the
              Board of Directors on July 26, 1990; filed as
              Exhibit 10.12 to the Company's 10-K for the fiscal
              year ended September 30, 1991 (File No. 1-1822).
10.09a*   -   Amendment to the Company's Deferred Income Plan for
              Directors and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as
              Exhibit 10.12a to the Company's Form 10-K for the fiscal year ended September 30, 1992 (File No.
              1-1822).

   * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------


10.10*    -   Form of Indemnification Agreement between the
              Company and its Directors and Officers; filed as
              Exhibit 10.13 to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.11*    -   Laclede Gas Company Management Continuity
              Protection  Plan, as amended, effective at the
              close of business on January 27, 1994, by the
              Board of Directors; filed as Exhibit 10.1 to the
              Company's 10-Q for the fiscal quarter ended March
              31, 1994 (File No. 1-1822).
10.12*    -   Laclede Gas Company Restricted Stock Plan for Non-
              Employee Directors, effective as of January 25, 1990;
              filed as Exhibit 10.03 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1990 (File No. 1-1822).
10.12a*   -   Extension and amendment of the Laclede Gas Company
              Restricted Stock Plan for Non-Employee Directors
              adopted by the Board of Directors on November 17,
              1994; filed as Exhibit 10.1 to the Company's 10-Q
              for the quarter ended December 31, 1994 (File No.
              1-1822).
10.13*    -   Laclede Gas Company Trust Agreement with Boatmen's
              Trust Company, dated December 7, 1989; filed as
              Exhibit 10.16 to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.13a*   -   First Amendment to Laclede Gas Company Trust
              Agreement, adopted by the Board of Directors on
              July 26, 1990; filed as Exhibit 10.16a to the
              Company's 10-K for the fiscal year ended September
              30, 1990 (File No. 1-1822).
10.13b*   -   Second Amendment to Laclede Gas Company Trust
              Agreement dated as of December 7, 1989, adopted by
              the Board of Directors on September 23, 1993; filed
              as Exhibit 10.16b to the Company's 10-K for the
              fiscal year ended September 30, 1993 (File No. 1-1822).
10.14*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives
              adopted by the Board of Directors on September 23,
              1993; filed as Exhibit 10.17 to the Company's 10-K
              for the fiscal year ended September 30, 1993 (File
              No. 1-1822).
10.15*    -   January 18, 1995 line of credit agreement with
              Mercantile Bank of St. Louis, N.A.; filed as Exhibit
              10.8 to the Company's 10-Q for the fiscal quarter ended March 31, 1995 (File No. 1-1822).



   * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------


10.16*    -   January 18, 1995 line of credit agreement with
              The Boatmen's National Bank of St. Louis; filed
              as Exhibit 10.6 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No.
              1-1822).
10.17*    -   January 18, 1995 line of credit agreement with
              Commerce Bank, N.A.; filed as Exhibit 10.7 to the
              Company's 10-Q for the fiscal quarter ended March
              31, 1995 (File No. 1-1822).
10.18*    -   January 18, 1995 line of credit agreement with
              Chemical Bank; filed as Exhibit 10.9 to the
              Company's 10-Q for the fiscal quarter ended March
              31, 1995 (File No. 1-1822).
10.19*    -   October 18, 1993 Supplemental Line of Credit
              Agreement with Chemical Bank, The Boatmen's
              National Bank of St. Louis and Mercantile Bank,
              N.A.; filed as Exhibit 10.6 to the Company's 10-Q
              for the quarter ended March 31, 1994 (File No.
              1-1822).
10.19a*   -   Amendment and Extension dated April 18, 1994 of
              Supplemental Line of Credit Agreement dated
              October 18, 1993 among Laclede Gas Company,
              Chemical Bank, The Boatmen's National Bank of
              St. Louis and Mercantile Bank of St. Louis
              National Association; filed as Exhibit 10 to the
              Company's 10-Q for the quarter ended June 30,
              1994 (File No. 1-1822).
10.19b*   -   Amendment and Further Extension dated August 18,
              1994 of Supplemental Line of Credit Agreement
              dated October 18, 1993 among Laclede Gas Company,
              Chemical Bank, The Boatmen's National Bank of St.
              Louis and Mercantile Bank of St. Louis National
              Association; filed as Exhibit 10.19b to the
              Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.19c*   -   Amendment and Further Extension dated October 18,
              1994 of Supplemental Line of Credit Agreement dated
              October 18, 1993, as amended and/or extended by letters dated April 18, 1994 and August 18, 1994, among Laclede Gas Company, Chemical Bank, The
              Boatmen's National Bank of St. Louis and Mercantile
              Bank of St. Louis National Association; filed as
              Exhibit 10.2 to the Company's 10-Q for the fiscal quarter ended December 31, 1994 (File No. 1-1822).




   * Incorporated herein by reference and made a part hereof.

                              INDEX TO EXHIBITS
                              -----------------
                                                               Sequentially
Exhibit                                                          Numbered
  No.                                                              Pages
-------                                                        ------------


10.19d*   -   Amendment and Further Extension dated March 1,
              1995 of Supplemental Line of Credit Agreement
              dated October 18, 1993 as amended and/or extended
              by letters dated April 18, 1994, August 18, 1994
              and October 18, 1994, among Laclede Gas Company,
              Chemical Bank, The Boatmen's National Bank of
              St. Louis, and Mercantile Bank of St. Louis
              National Association; filed as Exhibit 10.2 to
              the Company's 10-Q for the fiscal quarter ended
              June 30, 1995 (File No. 1-1822).
10.19e    -   Amendment and Further Extension dated September
              1, 1995 of Supplemental Line of Credit Agreement
              dated October 18, 1993, as amended and/or extended
              by letters dated April 18, 1994, August 18, 1994,
              October 18, 1994 and March 1, 1995 among Laclede
              Gas Company, Chemical Bank, The Boatmen's National
              Bank of St. Louis, and Mercantile Bank of St. Louis
              National Association.                                     73
12        -   Ratio of Earnings to Fixed Charges.                       88
21        -   Subsidiaries of the Registrant.                           89
23        -   Consent of Independent Public Auditors                    90
27        -   Financial Data Schedule UT                                91


 * Incorporated herein by reference and made a part hereof.