Form 10-Q
period 1995-12-31
LACLEDE GAS CO
filed 1996-02-13
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1995

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

17,511,199 shares, Common Stock, par value $1 per share at 2/12/96.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES











                                  PART I

                          FINANCIAL INFORMATION






The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 1995.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                    STATEMENTS OF CONSOLIDATED INCOME
                               (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                        Three Months Ended
                                                           December 31,
                                                         1995        1994
                                                         ----        ----
Utility Operating Revenues                             $154,981    $122,203
                                                       --------------------
Utility Operating Expenses:
   Natural and propane gas                               88,677      65,467
   Other operation expenses                              18,339      18,904
   Maintenance                                            4,421       4,581
   Depreciation and amortization                          6,072       5,830
   Taxes, other than income taxes                         9,470       9,303
   Income taxes (Note 3)                                  8,313       4,130
                                                       --------------------
      Total Utility Operating Expenses                  135,292     108,215
                                                       --------------------
Utility Operating Income                                 19,689      13,988
Miscellaneous Income and Income Deductions - Net
   (less applicable income taxes) (Note 3)                  827         162
                                                       --------------------
Income Before Interest Charges                           20,516      14,150
                                                       -------------------
Interest Charges:
   Interest on long-term debt                             3,312       3,136
   Other interest charges                                 1,466       1,804
                                                       --------------------
      Total Interest Charges                              4,778       4,940
                                                       --------------------
Net Income                                               15,738       9,210
Dividends on Preferred Stock                                 24          24
                                                       --------------------
Earnings Applicable to Common Stock                    $ 15,714    $  9,186
                                                       ====================

Average Number of Common Shares Outstanding              17,466      15,709

Earnings Per Share of Common Stock                        $ .90       $ .58

Dividends Declared Per Share of Common Stock              $.315       $ .31



             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Dec. 31     Sept. 30
                                                         1995        1995
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                          (UNAUDITED)
                                  ASSETS
Utility Plant                                          $754,100    $745,629
   Less:  Accumulated depreciation and amortization     315,801     311,293
                                                       --------------------
   Net Utility Plant                                    438,299     434,336
                                                       --------------------
Other Property and Investments                           22,423      22,744
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              3,003       1,555
   Accounts receivable - net                             96,600      34,398
   Materials, supplies, and merchandise at avg cost       5,394       5,377
   Natural gas stored underground for current use
      at LIFO cost                                       37,879      41,629
   Propane gas for current use at FIFO cost              13,560      13,566
   Prepayments                                            2,862       1,484
   Unamortized purchased gas adjustments                  6,685       9,776
                                                       --------------------
      Total Current Assets                              165,983     107,785
                                                       --------------------
Deferred Charges                                         75,498      71,829
                                                       --------------------
Total Assets                                           $702,203    $636,694
                                                       ====================


             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Dec. 31     Sept. 30
                                                         1995        1995
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,332,018 shares issued)            $ 19,332    $ 19,285
   Paid-in capital                                      59,302      58,401
   Retained earnings                                   183,796     173,584
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        238,413     227,253
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,296     154,279
                                                      --------------------
         Total Capitalization                          419,669     383,492
                                                       --------------------
Current Liabilities:
   Notes payable                                        72,000      59,500
   Accounts payable                                     37,655      21,069
   Refunds due customers                                   748       4,110
   Advance customer billings                             5,262      13,058
   Taxes accrued                                        15,799       8,430
   Deferred income taxes                                   900         167
   Other                                                19,579      21,442
                                                      --------------------
     Total Current Liabilities                         151,943     127,776
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                80,479      83,563
   Unamortized investment tax credits                    7,931       8,018
   Other                                                42,181      33,845
                                                      --------------------
      Total Deferred Credits and Other Liabilities     130,591     125,426
                                                      --------------------
Total Capitalization and Liabilities                  $702,203    $636,694
                                                      ====================


             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                        Three Months Ended
                                                          December 31,
                                                         1995        1994
                                                         ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 15,738    $  9,210
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       6,082       5,844
     Deferred income taxes and investment tax credits   (2,204)        546
     Other - net                                           (10)         49
     Changes in assets and liabilities:
       Accounts receivable - net                       (62,202)    (34,655)
       Unamortized purchased gas adjustments             3,091         577
       Deferred purchased gas costs                      7,637        (771)
       Accounts payable                                 16,586       8,852
       Refunds due customers                            (3,362)     (4,301)
       Taxes accrued                                     7,369      (2,062)
       Other assets and liabilities                    (10,574)     (2,810)
                                                      --------------------
          Net cash used in operating activities       $(21,849)   $(19,521)
                                                      --------------------
Investing Activities:
 Construction expenditures                              (9,834)    (11,402)
 Investments - non-utility                                 319        (388)
 Other                                                     (55)        (92)
                                                      --------------------
          Net cash used in investing activities       $ (9,570)   $(11,882)
                                                      --------------------
Financing Activities:
 Issuance of short-term debt                            12,500      36,500
 Dividends paid                                         (5,424)     (4,804)
 Issuance of first mortgage bonds                       25,000           -
 Other                                                     791         815
                                                      --------------------
          Net cash provided by financing activities   $ 32,867    $ 32,511
                                                      --------------------
Net Increase in Cash and Cash Equivalents             $  1,448    $  1,108
Cash and Cash Equivalents at Beg of Period               1,555       1,588
                                                      --------------------
Cash and Cash Equivalents at End of Year              $  3,003    $  2,696
                                                      ====================
Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
  Interest                                              $7,478      $8,187
  Income taxes                                          (2,452)        607

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                   1995          1994
                                                   ----          ----
                                                 (Thousands of Dollars)
    Utility Operations
       Current:
          Federal                                  $ 9,002      $ 3,066
          State and local                            1,513          516

       Deferred:
          Federal                                   (1,930)         558
          State and local                             (272)         (10)
                                                   --------------------
       Subtotal                                    $ 8,313      $ 4,130
                                                   --------------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal                                  $   190      $    72
          State and local                               22            1

       Deferred:
          Federal                                       (2)          (2)
          State and local                                -            -
                                                   --------------------
       Subtotal                                    $   210      $    71
                                                   --------------------
                  Total                            $ 8,523      $ 4,201
                                                   ====================

4. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1995 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Earnings for the quarter ended December 31, 1995 were $.90 per share compared with $.58 per share for the same quarter last year. The increase in earnings was primarily attributable to higher gas sales arising from colder weather this quarter. The weather for the quarter was 42% colder than last year and 2% colder than normal.

Utility operating revenues for the quarter ended December 31, 1995 were $155.0 million compared with $122.2 million for the quarter ended December 31, 1994. The $32.8 million, or 26.8%, increase was principally due to higher therms sold and transported (arising from the colder weather) and, to a lessor extent, increased wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause). Therms sold and transported increased by 76.3 million therms, or 27.4%, above the quarter ended December 31, 1994.

Utility operating expenses for the quarter ended December 31, 1995 increased by $27.1 million, or 25.0%, above the same quarter last year. Natural and propane gas expense this quarter increased $23.2 million, or 35.5%, above last year mainly due to increased volumes purchased for sendout (resulting from the colder weather) and, to a lessor extent, higher rates charged by our suppliers. Other operation and maintenance expenses decreased $.7 million, or 3.1%, principally due to reduced pension expense reflecting the recognition of gains on significant lump-sum settlements, lower charges for maintenance, and other cost reduction efforts. These decreases were largely offset by pension credits recorded in the quarter ended December 31, 1994 to establish a regulatory asset (necessary to reflect pension costs consistent with the regulatory accounting treatment ordered by Missouri Public Service Commission Case No. GR-94-220), higher wage rates and other increases in the costs of doing business. Depreciation and amortization expense increased 4.2% due to additional property. Taxes, other than income taxes, increased 1.8% primarily due to higher gross receipts taxes (reflecting increased revenues), partially offset by lower property taxes this quarter. The $4.2 million increase in income taxes is principally due to higher taxable income.

Miscellaneous income and income deductions increased $.7 million due to the Company's new, non-utility gas marketing efforts through a wholly owned subsidiary and other variations. The 3.3% decrease in interest expense is mainly due to reduced interest on refunds due customers, partially offset by an increase in interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in November 1995.

On December 15, 1995, the Company filed a rate request with the Missouri Public Service Commission for a general rate increase which would add $23.8 million to operating revenues on an annual basis. This increase is necessary to offset generally higher operating costs as well as the added costs of operating, maintaining, and financing the increased investment in new facilities the Company has installed since the filing of its last general rate case in January 1994. By law, the Missouri Commission has up to eleven months before it must act on this 1995 request, but the Company is hopeful the Commission will allow new rates to be implemented prior to November 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1996, the Company renewed its primary line of bank credit under which it may borrow up to $40 million prior to January 31, 1997, with renewal of any loans outstanding on that date permitted to June 30, 1997. This, along with a previously obtained $50 million supplemental line of credit which runs through March 1, 1996 (the supplemental line was increased to $60 million for one day on November 20, 1995), provides a total line of credit of $90 million for the 1995-1996 heating season. The Company anticipates that the supplemental line of credit will be reduced after March 1, 1996, since seasonal cash needs typically decline at the end of the heating season. During fiscal 1996 to date, the Company sold commercial paper aggregating to a maximum of $91.5 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $67.5 million at January 31, 1996.

On November 16, 1995, the Board of Directors received competitive bids from various underwriters related to the issuance and sale of $25 million of First Mortgage Bonds. The Board elected to sell $25 million of First Mortgage Bonds to the lowest bidder, at an overall cost to the Company of 6.55%. The bonds mature on November 15, 2010. The Bonds were rated AA- by Fitch, Aa3 by Moody's, and AA- by Standard & Poors, the same ratings applicable to the Company's then outstanding bonds.

Construction expenditures for the quarter were $9.8 million compared with $11.4 million for the same period last year.

Capitalization at December 31, 1995 increased $36.2 million since September 30, 1995 and consisted of 56.8% common stock equity, .5% preferred stock equity and 42.7% long-term debt.

The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at December 31, 1995 and at September 30, 1995 such as Accounts Receivable - Net, Notes Payable, and Accounts Payable.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         During the quarter ended December 31, 1995, there were no new legal proceedings required to be disclosed.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K Report during the quarter ended December 31, 1995.

              Item Reported:

              Pursuant to an Underwriting Agreement, effective November
              16, 1995 (the "Underwriting Agreement"), Laclede Gas Company (the "Registrant"), on November 21, 1995, sold to the Underwriters named on Schedule I attached to the Underwriting Agreement $25,000,000 aggregate principal amount of its First Mortgage Bonds, 6 1/2% Series due November 15, 2010 (the "Bonds"). The Bonds have been issued under a Mortgage and Deed of Trust, dated as of February 1, 1945, under which Mercantile Bank of St. Louis National Association is successor Trustee. Such Mortgage and Deed of Trust had previously been amended and supplemented and has been further supplemented by a Twenty-Second Supplemental Indenture, dated as of November 15, 1995 (the "Supplemental Indenture"). The registration statement on Form S-3 with respect to the First Mortgage Bonds of the Registrant, including the Bonds (File No. 33-60996), was filed by the Registrant on April 13, 1993 and declared effective by the Securities and Exchange Commission on April 21, 1993. Copies of the Underwriting Agreement and the Supplemental Indenture were attached to the Form 8-K Report as Exhibits 1.01 and 4.01, respectively.

              Financial Statements Filed:  None.

              Date of Report
              (Date of Earliest
              Event Reported):    November 16, 1995.

              Date Report Filed:  December 12, 1995.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  February 9, 1996                             G. T. McNeive, Jr.
                                                   -------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                              (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits


                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


  10.1        Further Extension dated November 1, 1995 of
              Supplemental Line of Credit Agreement dated
              October 18, 1993 as amended and/or extended
              by letters dated April 18, 1994; August 18,
              1994; October 18, 1994; March 1, 1995; May 23,
              1995; and September 1, 1995 among Laclede Gas
              Company, Chemical Bank, The Boatmen's National
              Bank of St. Louis, and Mercantile Bank of St.
              Louis National Association                             14

  27          Financial Data Schedule UT                             17