Form 10-Q
period 1996-03-31
LACLEDE GAS CO
filed 1996-05-14
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period ended March 31, 1996

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

     17,557,540 shares, Common Stock, par value $1 per share at 5/13/96.

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

(In Thousands, Except Per Share Amounts)
                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                    1996        1995      1996       1995
                                    ----        ----      ----       ----
Utility Operating Revenues          $246,593  $191,627   $401,574  $313,830
                                    ------------------   ------------------

Utility Operating Expenses:
  Natural and propane gas            153,773   109,919    242,450   175,386
  Other operation expenses            24,562    22,911     42,901    41,815
  Maintenance                          5,012     4,521      9,433     9,102
  Depreciation and amortization        6,139     5,895     12,211    11,725
  Taxes, other than income taxes      18,425    15,294     27,895    24,597
  Income taxes (Note 3)               13,481    10,624     21,794    14,754
                                    ------------------   ------------------
  Total Utility Operating Expenses   221,392   169,164    356,684   277,379
                                    ------------------   ------------------
Utility Oper Income - Distribution    25,201    22,463     44,890    36,451
Other Utility Operating Income -
  Off System Sales - Net (less
  applicable income taxes)(Note 3)     2,017         -      2,017         -
                                    ------------------   ------------------
Total Utility Operating Income        27,218    22,463     46,907    36,451
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)    1,548       619      2,375       781
                                     -----------------   ------------------
Income Before Interest Charges        28,766    23,082     49,282    37,232
                                    ------------------   ------------------
Interest Charges:
  Interest on long-term debt           3,542     3,136      6,854     6,272
  Other interest charges               1,183     1,877      2,649     3,681
                                    ------------------   ------------------
    Total Interest Charges             4,725     5,013      9,503     9,953
                                    ------------------   ------------------
Net Income                            24,041    18,069     39,779    27,279
Dividends on Preferred Stock              25        25         49        49
                                    ------------------   ------------------
Earnings Applicable to Common Stock $ 24,016  $ 18,044   $ 39,730  $ 27,230
                                    ==================   ==================
Average Number of Common
  Shares Outstanding                  17,511    15,751     17,489    15,730

Earnings Per Share of Common Stock     $1.37     $1.15      $2.27     $1.73

Dividends Declared Per Share
  of Common Stock                      $.315      $.31       $.63      $.62

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Mar. 31     Sept. 30
                                                         1996        1995
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                                  ASSETS
Utility Plant                                          $763,901    $745,629
   Less:  Accumulated depreciation and amortization     320,366     311,293
                                                       --------------------
   Net Utility Plant                                    443,535     434,336
                                                       --------------------
Other Property and Investments                           22,159      22,744
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              6,684       1,555
   Accounts receivable - net                            103,854      34,398
   Materials, supplies, and merchandise at avg cost       5,703       5,377
   Natural gas stored underground for current use
      at LIFO cost                                       12,318      41,629
   Propane gas for current use at FIFO cost               9,564      13,566
   Prepayments                                            2,996       1,484
   Unamortized purchased gas adjustments                  1,650       9,776
   Deferred income taxes                                  2,283           -
   Delayed customer billings                             25,599           -
                                                       --------------------
      Total Current Assets                              170,651     107,785
                                                       --------------------
Deferred Charges                                         79,983      71,829
                                                       --------------------
Total Assets                                           $716,328    $636,694
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Mar. 31     Sept. 30
                                                         1996        1995
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,376,837 shares issued)            $ 19,377    $ 19,285
   Paid-in capital                                      60,226      58,401
   Retained earnings                                   202,296     173,584
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        257,882     227,253
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,312     154,279
                                                      --------------------
          Total Capitalization                         439,154     383,492
                                                      --------------------
Current Liabilities:
   Notes payable                                        26,500      59,500
   Accounts payable                                     40,436      21,069
   Refunds due customers                                 1,292       4,110
   Advance customer billings                                 -      13,058
   Taxes accrued                                        31,940       8,430
   Other                                                22,818      21,609
                                                      --------------------
      Total Current Liabilities                        122,986     127,776
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                76,261      83,563
   Unamortized investment tax credits                    7,844       8,018
   Other                                                70,083      33,845
                                                      --------------------
      Total Deferred Credits and Other Liabilities     154,188     125,426
                                                      --------------------
Total Capitalization and Liabilities                  $716,328    $636,694
                                                      ====================

             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                          Six Months Ended
                                                              March 31,
                                                          1996        1995
                                                          ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 39,779    $ 27,279
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        12,233      11,747
   Deferred income taxes and investment tax credits    (12,824)     (4,460)
   Other - net                                             (93)        178
   Changes in assets and liabilities:
    Accounts receivable - net                          (69,456)    (22,392)
    Unamortized purchased gas adjustments                8,126       1,434
    Deferred purchased gas costs                        35,252      12,561
    Delayed customer billings - net                    (38,657)    (16,783)
    Accounts payable                                    19,367       1,146
    Refunds due customers                               (2,818)    (18,135)
    Taxes accrued                                       23,510      12,638
    Natural gas stored underground                      29,311      31,665
    Other assets and liabilities                          (828)     (4,028)
                                                      --------------------
      Net cash provided by operating activities       $ 42,902    $ 32,850
                                                      --------------------
Investing Activities:
 Construction expenditures                            $(20,847)   $(22,568)
 Investments - non-utility                                 580        (130)
 Other                                                    (272)       (190)
                                                      --------------------
          Net cash used in investing activities       $(20,539)   $(22,888)
                                                      --------------------
Financing Activities:
 Repayment of short-term debt                         $(33,000)   $   (500)
 Issuance of common stock                                1,917       1,646
 Dividends paid                                        (10,951)     (9,697)
 Issuance of first mortgage bonds                       25,000           -
 Other                                                    (200)          -
                                                      --------------------
         Net cash used in financing activities        $(17,234)   $ (8,551)
                                                      --------------------
Net Increase in Cash and Cash Equivalents             $  5,129    $  1,411
Cash and Cash Equivalents at Beginning of Period         1,555       1,588
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  6,684    $  2,999
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                              $8,302      $9,666
  Income taxes                                          10,856       4,235

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

3.  Income Taxes

    Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended      Six Months Ended
                                     March 31,             March 31,
                                ------------------     -----------------
                                1996          1995     1996         1995
                                ----          ----     ----         ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $21,642    $13,368     $30,644   $16,434
          State and local         3,638      2,259       5,151     2,775

       Deferred:
          Federal                (9,039)    (4,367)    (10,970)   (3,809)
          State and local        (1,503)      (636)     (1,774)     (646)
                                ------------------     -----------------
       Subtotal                 $14,738    $10,624     $23,051   $14,754
                                ------------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $   520    $   274     $   710   $   346
          State and local            68         31          91        32

       Deferred:
          Federal                   (68)        (3)        (69)       (5)
          State and local           (10)         -         (11)        -
                                ------------------     -----------------
       Subtotal                 $   510     $  302     $   721    $  373
                                ------------------     -----------------
                  Total         $15,248    $10,926     $23,772   $15,127
                                ==================     =================

4. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1995 Form 10-K.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Earnings for the quarter ended March 31, 1996 were $1.37 per share compared with $1.15 per share for the comparable quarter last year. The weather for the quarter was 13% colder than the same period last year and 2% colder than normal. The increase in earnings was primarily due to higher gas sales arising from the colder weather this quarter compared with the same quarter last year. Earnings also benefitted this quarter from income realized due to new non-traditional gas marketing efforts.

Utility operating revenues for the quarter ended March 31, 1996 were $246.6 million compared with $191.6 million for the quarter ended March 31, 1995. The $55.0 million, or 28.7%, increase was due to increased wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause), higher gas sales volumes (arising from the colder weather) and other variations. Therms sold and transported increased by 62.7 million therms, or 13.8%, above the quarter ended
March 31, 1995.

Utility operating expenses for the quarter ended March 31, 1996 increased by $52.2 million, or 30.9%, above the same quarter last year. Natural and propane gas expense this quarter increased $43.9 million, or 39.9%, above last year mainly due to higher rates charged by Laclede's suppliers and increased volumes purchased for sendout (resulting from the colder weather). Other operation and maintenance expenses increased $2.1 million, or 7.8%, primarily due to a higher provision for uncollectible accounts, higher distribution and maintenance charges, and higher wage rates. Depreciation and amortization expense increased 4.1% due to additional property. Taxes, other than income taxes, increased 20.5%, primarily due to higher gross receipts taxes (mainly reflecting increased revenues). The $2.9 million increase in income taxes is principally due to higher taxable distribution operating income.

During this past heating season, the Company and its wholly-owned subsidiary, Laclede Energy Resources, Inc., commenced marketing natural gas for delivery in areas outside of Laclede's normal service area. These efforts made a favorable contribution to earnings for the quarter ended March 31, 1996, as the Company was able to take advantage of strong demand for gas caused by several periods of extremely cold weather throughout most of the nation. Such contribution to earnings may not be representative of future periods and is expected to vary greatly given the volatile and seasonal nature of these operations. Furthermore, the business and regulatory environment associated with the new venture has reflected on-going changes, and continuation of the present conditions is somewhat uncertain. Nevertheless, the Company anticipates that this program will continue to produce positive results. The net operating results of the Company's off-system sales amounted to $2.0 million. The net operating results of the wholly-owned subsidiary is included under the caption "Miscellaneous Income and Income Deductions-Net."

Miscellaneous income and income deductions increased $.9 million due primarily to the Company's non-utility gas marketing efforts through a wholly-owned subsidiary, as discussed above. The 5.7% decrease in interest expense is mainly due to lower short-term interest expense reflecting lower borrowings and reduced interest on refunds due customers, partially offset by an increase in interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in November 1995.

Earnings for the six months ended March 31, 1996 were $2.27 per share compared with $1.73 per share for the comparable period last year. The weather was 23% colder than last year and 2% colder than normal. The increase in earnings was primarily due to higher gas sales volumes arising from the colder weather. Earnings also benefitted from income realized due to the aforementioned non-traditional gas marketing efforts. Due to the seasonal nature of its business, the Company's earnings are concentrated during the first six months of the fiscal year, typically reaching a peak level at the conclusion of the heating season. As sales volumes decline in subsequent months, the Company experiences losses in the second half of the fiscal year.

Utility operating revenues for the first six months of fiscal year 1996 increased $87.7 million, or 28.0%, above the corresponding period of fiscal year 1995. This increase is due to higher gas sales volumes (arising from the colder weather), higher wholesale gas costs (which are passed on to our customers under the Company's Purchased Gas Adjustment Clause) and other variations. Therms sold and transported increased by 139.0 million therms, or 19.0%, above the level experienced during the six months ended March 31, 1995.

Utility operating expenses for the six months ended March 31, 1996 increased by $79.3 million, or 28.6%, above last year. Natural and propane gas expense during the first six months of fiscal year 1996 increased
$67.1 million, or 38.2%, above the same period a year ago. This increase was primarily due to increased volumes purchased for sendout (resulting from the colder weather) and higher rates charged by our suppliers. Other operation and maintenance expenses increased $1.4 million, or 2.8%, principally due to pension credits recorded in the quarter ended December 31, 1994 to establish a regulatory asset (necessary to reflect pension costs consistent with the regulatory accounting treatment ordered by the Missouri Public Service Commission in Case No. GR-94-220), a higher provision for uncollectible accounts and higher wage rates. These increases were partially offset by reduced pension expense reflecting the recognition of gains on significant lump-sum settlements. Depreciation and amortization expense increased 4.1% due to additional property. Taxes, other than income taxes, increased 13.4% principally due to higher gross receipts taxes (mainly reflecting increased revenues), partially offset by lower property taxes. The $7.0 million increase in income taxes is mainly due to higher taxable distribution operating income.

Other utility operating income reflects the aforementioned new non-traditional gas marketing efforts which commenced this fiscal year.

Miscellaneous income and income deductions for the first six months of fiscal 1996 increased $1.6 million above the same period last year primarily due to the new gas marketing efforts of the Company's wholly-owned subsidiary as mentioned above. The 4.5% decrease in interest expense is mainly due to reduced interest on refunds due customers and lower short-term interest expense reflecting lower borrowings, partially offset by an increase in interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in November 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1996, the Company renewed its primary line of bank credit under which it may borrow up to $40 million prior to January 31, 1997, with renewal of any loans outstanding on that date permitted to June 30, 1997. This, along with a previously obtained $50 million supplemental line of credit which ran through March 1, 1996 (the supplemental line was increased to $60 million for one day on November 20, 1996), provided a total line of credit of $90 million for the 1995-1996 heating season.
Since seasonal cash needs typically decline at the end of the heating season, the Company reduced the supplemental line of credit to $15 million from March 1, 1996 through April 1, 1996. On April 1, 1996, the supplemental line of credit expired and the Company elected not to renew the same. The Company's line of credit is currently $40 million. During fiscal 1996, the Company sold commercial paper aggregating to a maximum of $91.5 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $26.5 million at March 31, 1996.

The Shareholder Rights Plan, adopted in 1986, expired on May 1, 1996. The Company decided to keep such protection in place by adopting a replacement plan. On March 14, 1996, the Company declared a dividend of one Common Share Right for each outstanding share of common stock as of May 1, 1996. The rights, each of which provides for the purchase of one share of common stock at the purchase price of $60, expire on May 1, 2006. The rights may, however, be redeemed by the Company for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% of more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 20% or more of the common stock. Upon such acquiror's obtaining 20% of common stock, each right will entitle its holder to purchase, upon payment of the $60 purchase price, the number of shares equal to the purchase price divided by one-half of the market price. Alternatively, the Company may exchange each Right for one share of Company common stock. A total of 17,557,540 rights were issued on May 1, 1996.

Construction expenditures for the six months ended March 31, 1996 were $20.8 million compared with $22.6 million for the same period last year.

 Capitalization at March 31, 1996 increased $55.7 million since September 30, 1995 and consisted of 58.7% common stock equity, .5% preferred stock equity and 40.8% long-term debt.

The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at March 31, 1996 and at September 30, 1995, such as Accounts Receivable - Net, Natural Gas Stored Underground For Current Use, Notes Payable, Accounts Payable, and Delayed and Advanced Customer Billings.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         During the quarter ended March 31, 1996, there were no new legal proceedings required to be disclosed.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Laclede Gas Company was held on January 25, 1996, for the purpose of electing three directors to the Board of Directors and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act of 1934.

         All of management's nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                Name of                      Shares             Shares
            Director Nominee                Voted For        Voted Withheld
            ----------------                ---------        --------------
            Richard E. Beumer              13,982,075               144,831
            Robert C. Jaudes               14,033,614               144,831
            Robert P. Stupp                14,054,933               144,831


         The proposal to ratify the appointment of Deloitte and Touche, LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 1996 was passed upon the following vote:

             Shares Voted:
             ------------
             For the proposal                13,934,114
             Against the proposal                88,889
             Abstain regarding the proposal     145,368



Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  May 13, 1996                                G. T. McNeive, Jr.
                                                  -------------------
                                                   G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits
                                                          Sequentially
Exhibit                                                     Numbered
Number          Exhibit                                       Page
- ------          -------                                   ------------

 10.1       Line of Credit Agreement dated January 24,
            1996 with Mercantile Bank of St. Louis
            National Association.                              15

 10.2       Line of Credit Agreement dated January 16,
            1996 with Chemical Bank.                           17

 10.3       Line of Credit Agreement dated January 16,
            1996 with Commerce Bank, N. A.                     18

 10.4       Line of Credit Agreement dated January 16,
            1996 with The Boatmen's National Bank of
            St. Louis.                                         20

 10.5       Amendment and Further Extension dated
            March 1, 1996 of Supplemental Line of Credit
            Agreement dated October 18, 1993 as amended
            and/or extended by letters dated April 18,
            1994; August 18, 1994; October 18, 1994;
            March 1, 1995; May 23, 1995; September 1,
            1995; and November 1, 1995.                        21

 27         Financial Data Schedule UT                         25