Form 10-Q
period 1996-06-30
LACLEDE GAS CO
filed 1996-08-14
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period ended June 30, 1996

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

     17,557,540 shares, Common Stock, par value $1 per share at 8/13/96.

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

(In Thousands, Except Per Share Amounts)
                                   Three Months Ended   Nine Months Ended
                                        June 30,             June 30,
                                    1996        1995      1996       1995
                                    ----        ----      ----       ----
Utility Operating Revenues          $86,022   $67,598   $487,596  $381,428
                                    -----------------   ------------------

Utility Operating Expenses:
  Natural and propane gas            43,241    28,487    285,691   203,873
  Other operation expenses           20,301    19,156     63,202    60,971
  Maintenance                         4,366     4,267     13,799    13,369
  Depreciation and amortization       6,223     5,954     18,434    17,679
  Taxes, other than income taxes      9,620     9,391     37,515    33,988
  Income taxes (Note 3)                (823)   (1,811)    20,971    12,943
                                    -----------------   ------------------
  Total Utility Operating Expenses   82,928    65,444    439,612   342,823
                                    -----------------   ------------------
Utility Oper Income - Distribution    3,094     2,154     47,984    38,605
Other Utility Operating Income -
  Off System Sales - Net (less
  applicable income taxes)(Note 3)        -         -      2,017         -
                                    -----------------   ------------------
Total Utility Operating Income        3,094     2,154     50,001    38,605
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)     621       163      2,996       944
                                    -----------------   ------------------
Income Before Interest Charges        3,715     2,317     52,997    39,549
                                    -----------------   ------------------
Interest Charges:
  Interest on long-term debt          3,542     3,136     10,396     9,408
  Other interest charges                572     1,152      3,221     4,833
                                    -----------------   ------------------
    Total Interest Charges            4,114     4,288     13,617    14,241
                                    -----------------   ------------------
Net Income                             (399)   (1,971)    39,380    25,308
Dividends on Preferred Stock             24        24         73        73
                                    -----------------   ------------------
Earnings Applicable to Common Stock $  (423)  $(1,995)  $ 39,307  $ 25,235
                                    =================   ==================
Average Number of Common
  Shares Outstanding                  17,558   16,487     17,512    15,982
Earnings Per Share of Common Stock     $(.02)   $(.12)     $2.24     $1.58
Dividends Declared Per Share
  of Common Stock                      $.315     $.31      $.945      $.93

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Jun. 30     Sept. 30
                                                         1996        1995
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                                  ASSETS
Utility Plant                                          $773,181    $745,629
   Less:  Accumulated depreciation and amortization     324,113     311,293
                                                       --------------------
   Net Utility Plant                                    449,068     434,336
                                                       --------------------
Other Property and Investments                           22,432      22,744
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              5,237       1,555
   Accounts receivable - net                             47,669      34,398
   Materials, supplies, and merchandise at avg cost       5,749       5,377
   Natural gas stored underground for current use
      at LIFO cost                                       23,196      41,629
   Propane gas for current use at FIFO cost              10,581      13,566
   Prepayments                                            2,487       1,484
   Unamortized purchased gas adjustments                    219       9,776
   Deferred income taxes                                  2,989           -
   Delayed customer billings                             13,613           -
                                                       --------------------
      Total Current Assets                              111,740     107,785
                                                       --------------------
Deferred Charges                                         81,883      71,829
                                                       --------------------
Total Assets                                           $665,123    $636,694
                                                       ====================


             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Jun. 30     Sept. 30
                                                         1996        1995
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,423,178 shares issued)            $ 19,423    $ 19,285
   Paid-in capital                                      61,235      58,401
   Retained earnings                                   196,342     173,584
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        252,983     227,253
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,329     154,279
                                                      --------------------
          Total Capitalization                         434,272     383,492
                                                      --------------------
Current Liabilities:
   Notes payable                                        12,000      59,500
   Accounts payable                                     24,691      21,069
   Refunds due customers                                 1,347       4,110
   Advance customer billings                                 -      13,058
   Taxes accrued                                        22,025       8,430
   Other                                                18,249      21,609
                                                      --------------------
      Total Current Liabilities                         78,312     127,776
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                76,958      83,563
   Unamortized investment tax credits                    7,756       8,018
   Other                                                67,825      33,845
                                                      --------------------
      Total Deferred Credits and Other Liabilities     152,539     125,426
                                                      --------------------
Total Capitalization and Liabilities                  $665,123    $636,694
                                                      ====================

             See notes to consolidated financial statements.


              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Nine Months Ended
                                                              June 30,
                                                          1996        1995
                                                          ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 39,380    $ 25,308
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        18,475      17,719
   Deferred income taxes and investment tax credits    (12,748)      1,778
   Other - net                                              55         434
   Changes in assets and liabilities:
    Accounts receivable - net                          (13,271)      4,278
    Unamortized purchased gas adjustments                9,557       1,620
    Deferred purchased gas costs                        33,149       2,062
    Delayed customer billings - net                    (26,671)     (7,210)
    Accounts payable                                     3,622        (298)
    Refunds due customers                               (2,763)    (24,217)
    Taxes accrued                                       13,595       6,131
    Natural gas stored underground                      18,433      28,751
    Other assets and liabilities                        (8,322)    (10,425)
                                                      --------------------
      Net cash provided by operating activities       $ 72,491    $ 45,931
                                                      --------------------
Investing Activities:
 Construction expenditures                            $(32,231)   $(33,783)
 Investments - non-utility                                 104        (241)
 Other                                                    (462)       (156)
                                                      --------------------
          Net cash used in investing activities       $(32,589)   $(34,180)
                                                      --------------------
Financing Activities:
 Repayment of short-term debt                         $(47,500)   $(28,000)
 Issuance of common stock                                2,972      31,241
 Dividends paid                                        (16,491)    (14,605)
 Issuance of first mortgage bonds                       25,000           -
 Other                                                    (201)          -
                                                      --------------------
         Net cash used in financing activities        $(36,220)   $(11,364)
                                                      --------------------
Net Increase in Cash and Cash Equivalents             $  3,682    $    387
Cash and Cash Equivalents at Beginning of Period         1,555       1,588
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  5,237    $  1,975
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                             $15,669     $16,755
  Income taxes                                          19,399       4,760

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

3.  Income Taxes

    Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended     Nine Months Ended
                                      June 30,               June 30,
                                ------------------     -----------------
                                1996          1995     1996         1995
                                ----          ----     ----         ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $  (880)   $(6,880)    $29,764   $ 9,554
          State and local          (159)    (1,170)      4,992     1,605

       Deferred:
          Federal                   136      5,301     (10,834)    1,492
          State and local            80        938      (1,694)      292
                                ------------------     -----------------
       Subtotal                 $  (823)   $(1,811)    $22,228   $12,943
                                ------------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $  (207)   $   (91)    $   503   $   254
          State and local           (17)        (1)         74        31

       Deferred:
          Federal                  (122)        (2)       (191)       (5)
          State and local           (18)         -         (29)       (1)
                                ------------------     -----------------
       Subtotal                 $  (364)   $   (94)    $   357   $   279
                                ------------------     -----------------
                  Total         $(1,187)   $(1,905)    $22,585   $13,222
                                ==================     =================

4. The Company and the EPA have determined that manufactured gas residuals are present at one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company and the EPA have entered into an Administrative Order on Consent (AOC), effective March 31, 1994, with regard to this site. The AOC provides for the Company to conduct certain investigative activities (i.e., a removal site evaluation and an engineering evaluation cost analysis), and to reimburse the EPA for response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If remedial action is necessary, then a subsequent order will cover such action. The investigative activities required by the AOC have been completed and, on July 31, 1995, the Company submitted a draft removal site evaluation report to the EPA, which concludes that no further action is necessary. The EPA has advised that such overall conclusion may be premature because the Company's report does not contain a full characterization of the contaminants on certain small areas of the site. EPA has observed that a limited removal program may be more reasonable than to continue to characterize these areas in order to determine any actual degree of risk. Although the Company and the EPA are further analyzing the site, if the aforementioned limited removal action is taken, the cost thereof is estimated by the Company to range from approximately $40,000 to as much as $110,000. The Company is also seeking the approval of the Missouri Department of Natural Resources (MoDNR) of the limited removal program. While the MoDNR and the Company continue to discuss whether there is a need for additional testing and removal beyond that suggested by the EPA, the cost of any such additional action is estimated by the Company to range from $10,000 to $15,000. Based on currently available information, the costs of any such removal actions, together with EPA oversight costs and other associated legal, investigation and engineering consulting costs relating to the site, would likely aggregate approximately $600,000. At June 30, 1996, $470,000 of such amount has been paid and the additional $130,000 balance has been reserved by the Company. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery, if practicable, from any other potentially responsible parties.

    In a separate matter, the MoDNR has advised the Company that it believes that hazardous substances may be present on the site of a different former manufactured gas plant (which was also used as a site of a coke facility), which site was sold by the Company in 1950. The Company has made application to the MoDNR for the placement of that site in the Missouri environmental remediation program, and has offered to conduct a preliminary assessment and site evaluation investigation to determine the nature and extent of any hazardous substances that may be present on such site. The Company's application has been accepted by MoDNR, and the Company has entered into an agreement regarding the investigation and MoDNR oversight costs. In addition, the MoDNR has conducted some environmental testing on the property.
    The Company is in the process of reviewing and analyzing such test data. The cost of the investigation, including MoDNR oversight costs and associated legal and engineering consulting costs relating to that site, is presently estimated by the Company to be approximately $75,000. At June 30, 1996, $5,000 of such amount has been paid and the additional $70,000 has been reserved by the Company. The Company has requested that other former owners and/or operators participate in the cost of such an investigation, but none has as yet agreed to do so, and the Company plans to seek reimbursement, if feasible, from such parties and any other potentially responsible parties, as well as from its insurers, to the extent practicable.

4. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1995 Form 10-K.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the quarter ended June 30, 1996, the Company incurred a loss of $.02 per share compared with a loss of $.12 per share for the comparable quarter last year. The weather for the quarter was 16% colder than the same quarter last year and 15% colder than normal. The improvement in earnings was primarily due to increased gas sales resulting from the colder weather this quarter compared with the same quarter last year.

Utility operating revenues for the quarter ended June 30, 1996 were $86.0 million compared with $67.6 million for the quarter ended June 30, 1995. The $18.4 million, or 27.2%, increase was due to higher wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause), increased gas sales volumes (arising from the colder weather) and other variations. Therms sold and transported increased by 24.6 million therms, or 17.1%, above the quarter ended
June 30, 1995.

Utility operating expenses for the quarter ended June 30, 1996 increased by $17.5 million, or 26.7%, above the same quarter last year. Natural and propane gas expense this quarter increased $14.8 million, or 51.8%, above last year mainly due to higher rates charged by our suppliers and increased volumes purchased for sendout (resulting from the colder weather). Other operation and maintenance expenses increased $1.2 million, or 5.3%, primarily due to increased pension expense reflecting lower gains applicable to lump sum settlements this quarter, increased pension costs and higher wage rates. This increase was partially offset by a lower provision for uncollectible accounts and decreased group insurance charges. Depreciation and amortization expense increased 4.5% due to additional property. Taxes, other than income taxes, increased 2.4% primarily due to higher gross receipts taxes (mainly reflecting increased revenues) largely offset by lower property taxes this quarter. The $1.0 million increase in income taxes was principally due to a lower taxable loss.

Interest expense decreased 4.1% compared to the corresponding quarter last year. The decrease was mainly caused by lower short-term interest expense because of lower total borrowings and reduced interest on refunds due customers, but was partially offset by an increase in interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in November 1995.

Earnings for the nine months ended June 30, 1996 were $2.24 per share compared with $1.58 per share for the corresponding period last year. The weather for the nine-month period was 22% colder than last year and 3% colder than normal. The increase in earnings was primarily due to increased gas sales resulting from the colder temperatures experienced in the Company's service area this year. Earnings also benefitted from income realized due to new non-traditional gas marketing efforts, which commenced this fiscal year through the Company and its wholly-owned subsidiary, Laclede Energy Resources, Inc.

Utility operating revenues for the first nine months of fiscal year 1996 increased $106.2 million, or 27.8%, above the corresponding period of fiscal year 1995. This increase was due to higher gas sales volumes (arising from the colder weather), higher wholesale gas costs (which are passed on to our customers under the Company's Purchased Gas Adjustment Clause) and other minor variations. Therms sold and transported increased by 163.6 million therms, or 18.7%, above the level experienced during the nine months ended June 30, 1995.

Utility operating expenses for the nine months ended June 30, 1996 increased by $96.8 million, or 28.2%, above last year. Natural and propane gas expense during the first nine months of fiscal year 1996 increased $81.8 million, or 40.1%, above the same period a year ago. This increase was primarily due to higher volumes purchased for sendout (resulting from the colder weather) and increased rates charged by our suppliers. Other operation and maintenance expenses increased $2.7 million, or 3.6%, principally due to higher net pension costs which resulted partly from pension credits recorded in the quarter ended December 31, 1994 to establish a regulatory asset (necessary to reflect pension costs consistent with the regulatory accounting treatment ordered by the Missouri Public Service Commission Case No. GR-94-220), higher wage rates and a higher provision for uncollectible accounts. These increases were partially offset by the recognition of higher gains on lump-sum pension settlements and lower group insurance charges. Depreciation and amortization expense increased 4.3% due to additional property. Taxes, other than income taxes, increased 10.4% principally attributable to higher gross receipts taxes (mainly reflecting increased revenues), partially offset by lower property taxes. The $8.0 million increase in income taxes is mainly due to higher taxable distribution operating income.

Other utility operating income reflects the Company's new non-traditional gas marketing efforts which commenced this fiscal year. Miscellaneous income and income deductions increased $2.1 million primarily due to the new gas marketing efforts of the Company's wholly-owned subsidiary, Laclede Energy Resources, Inc. The 4.4% decrease in interest expense is mainly due to lower short-term interest expense reflecting lower total borrowings and reduced interest on refunds due customers, partially offset by an increase in interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in November 1995.

As noted in our previous report, the Company filed a request with the Missouri Public Service Commission (MoPSC) on December 15, 1995 seeking approval of a general rate increase which would add $23.8 million to operating revenues on an annual basis. A settlement among all active participants to the proceeding has recently been reached which, among other things, would allow the Company an annual increase of $9.5 million. The parties have submitted the settlement to the MoPSC and, if approved, the increased rates are to be effective on September 1, 1996. In addition, the settlement provides for a Gas Supply Incentive Plan to be effective October 1, 1996, for a three-year period ending September 30, 1999. Under the incentive plan, the Company and its customers will share certain gas cost savings which the Company may be able to realize in connection with the procurement of gas supply and transportation services. The incentive mechanism will also apply to the Company's new non-traditional gas marketing efforts. The Company believes this settlement is reasonable and anticipates that the new incentive plan will be mutually beneficial to both share owners and customers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1996, the Company renewed its primary lines of bank credit under which it may borrow up to $40 million prior to January 31, 1997, with renewal of any loans outstanding on that date permitted to June 30, 1997. This, along with a previously obtained $50 million supplemental line of credit which ran through March 1, 1996 (the supplemental line was increased to $60 million for one day on November 20, 1995), provided a total line of credit of $90 million for the 1995-1996 heating season.
Since seasonal cash needs typically decline at the end of the heating season, the Company reduced the supplemental line of credit to $15 million from March 1, 1996 through April 1, 1996. On April 1, 1996, the supplemental line of credit expired. The Company's total lines of credit is currently $40 million. The Company plans to obtain an additional supplemental line of credit shortly, the extent of which has not been determined at this writing.

During fiscal 1996, the Company sold commercial paper aggregating to a maximum of $91.5 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $12.0 million at June 30, 1996.

The Company's Shareholder Rights Plan, adopted in 1986, expired on May 1, 1996. The Company decided to keep such protection in place by adopting a replacement plan. On March 14, 1996, the Company declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1996, each of which common share purchase rights gave the Rightholder the right to purchase one common share for a purchase price of $60, subject to adjustment. The rights expire on May 1, 2006, and may be redeemed by the Company for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% or more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, at the purchase price, the number of shares equal to the purchase price (initially $60 per share) divided by one-half of the market price. Alternatively, the Company may exchange each Right for one share of Company common stock. A total of 17,557,540 rights were issued on May 1, 1996.

The Company and the EPA have determined that manufactured gas residuals are present at one of the former manufactured gas plant sites operated by the Company. While no conclusion has been reached as to the extent of any remedial action that will be required, the Company and the EPA have entered into an Administrative Order on Consent (AOC), effective March 31, 1994, with regard to this site. The AOC provides for the Company to conduct certain investigative activities (i.e., a removal site evaluation and an engineering evaluation cost analysis), and to reimburse the EPA for response costs under the AOC. The AOC requires only investigations and does not cover any removal action. If remedial action is necessary, then a subsequent order will cover such action. The investigative activities required by the AOC have been completed and, on July 31, 1995, the Company submitted a draft removal site evaluation report to the EPA, which concludes that no further action is necessary. The EPA has advised that such overall conclusion may be premature because the Company's report does not contain a full characterization of the contaminants on certain small areas of the site. EPA has observed that a limited removal program may be more reasonable than to continue to characterize these areas in order to determine any actual degree of risk. Although the Company and the EPA are further analyzing the site, if the aforementioned limited removal action is taken, the cost thereof is estimated by the Company to range from approximately $40,000 to as much as $110,000. The Company is also seeking the approval of the Missouri Department of Natural Resources (MoDNR) of the limited removal program. While the MoDNR and the Company continue to discuss whether there is a need for additional testing and removal beyond that suggested by the EPA, the cost of any such additional action is estimated by the Company to range from $10,000 to $15,000. Based on currently available information, the costs of any such removal actions, together with EPA oversight costs and other associated legal, investigation and engineering consulting costs relating to the site, would likely aggregate approximately $600,000. At June 30, 1996, $470,000 of such amount has been paid and the additional $130,000 balance has been reserved by the Company. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs in regard to the foregoing. In addition to pursuing insurance proceeds to the extent feasible, the Company also plans to seek recovery, if practicable, from any other potentially responsible parties.

In a separate matter, the MoDNR has advised the Company that it believes that hazardous substances may be present on the site of a different former manufactured gas plant (which was also used as a site of a coke facility), which site was sold by the Company in 1950. The Company has made application to the MoDNR for the placement of that site in the Missouri environmental remediation program, and has offered to conduct a preliminary assessment and site evaluation investigation to determine the nature and extent of any hazardous substances that may be present on such site. The

Company's application has been accepted by MoDNR, and the Company has entered into an agreement regarding the investigation and MoDNR oversight costs. In addition, the MoDNR has conducted some environmental testing on the property. The Company is in the process of reviewing and analyzing such test data. The cost of the investigation, including MoDNR oversight costs and associated legal and engineering consulting costs relating to that site, is presently estimated by the Company to be approximately $75,000. At June 30, 1996, $5,000 of such amount has been paid and the additional $70,000 has been reserved by the Company. The Company has requested that other former owners and/or operators participate in the cost of such an investigation, but none has as yet agreed to do so, and the Company plans to seek reimbursement, if feasible, from such parties and any other potentially responsible parties, as well as from its insurers, to the extent practicable.

The Company, through a non-utility subsidiary, has agreed to finance, construct and maintain a fast-fill compressed natural gas (CNG) facility for the Bi-State Development Agency, the operator of the area's mass transit system. The fast-fill station is the first phase of a planned four-phase, $4.4 million, CNG fueling facility. When the $1.9 million first phase is completed in early 1997, it will enable Bi-State to fuel 50 CNG buses within a short time period. Later phases now planned will increase the capacity of the fueling facility to accommodate the 205-bus CNG fleet Bi-State plans to be operating in the next decade.

Construction expenditures for the nine months ended June 30, 1996 were $32.2 million compared with $33.8 million for the same period last year. Capitalization at June 30, 1996 increased $50.8 million since September 30, 1995 and consisted of 58.3% common stock equity, .4% preferred stock equity and 41.3% long-term debt.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         During the quarter ended June 30, 1996, there were no new legal proceedings required to be disclosed. In addition, for discussion of environmental matters, see Note 4 to the consolidated financial statements.

Item 2.  Changes in Securities

         The Shareholder Rights Plan, adopted in 1986, expired on May 1, 1996. The Company decided to keep such protection in place by adopting a replacement plan. On March 14, 1996, the Company's Board of Directors declared a dividend distribution of one Common Stock Purchase Right ("Rights") for each outstanding share of Common Stock, par value $1.00 per share ( the "Common Stock") of the Company (other than shares held in the Company's treasury). The dividend distribution was payable on May 1, 1996 to the stockholders of record at the close of business on May 1 ,1996. The dividend distribution was declared subject to and conditioned upon approval of the Rights by the Missouri Public Service Commission, which approval was granted effective April 16, 1996. Except as otherwise provided in the Rights Agreement identified below, each Right entitles the registered holder to purchase from the Company one share of Common Stock at the purchase price of $60 per share, subject to adjustment. A description and terms of the Rights are set forth in a Rights Agreement between the Company and Boatmen's Trust Company, as Rights Agent, which was filed as an exhibit to the Form 8-A and to the Form 8-K, each of which was filed with the Securities and Exchange Commission on April 3, 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K:

              The Company filed a Form 8-K during the quarter ended June
              30, 1996.

              Item Reported:

                   On March 14, 1996, the Board of Directors of Laclede Gas
              Company (the "Company") declared a dividend distribution of one Common Stock Purchase Right (the "Right") for each outstanding share of Common Stock, par value $1.00 per share (the "Common Stock"), of the Company (other than shares held in the Company's treasury). The dividend distribution is payable on May 1, 1996 to the stockholders of record at the close of business on May
              1, 1996. Except as set forth below, each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $60.00 per share, subject to adjustment (the "Purchase Price"). The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the
              Company and Boatmen's Trust Company, as Rights Agent
              (the "Rights Agent").

                   Until the earlier of (i) the close of business on the
              tenth business day following the public announcement or the date that a person or group of affiliated or associated persons (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company) (an "Aquiring Person") has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of Common Stock of the Company without the prior express written consent of the Company executed on behalf of the Company by a duly authorized officer of the Company following express approval by action of at least a majority of the members of the Board of Directors then in office (the "Stock Acquisition Date"), or (ii) the close of business on the tenth business day (or such later date as determined by the Board of Directors but not later than the Stock Acquisition Date) following the commencement of a tender offer or exchange offer, without the prior written consent of the Company, by a person (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company) which, upon consummation, would result in such party's control of more than 20% or more of the Company's voting stock (the earlier of the dates in clause (i) or (ii) above being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Company's Common Stock certificates outstanding as of May 1, 1996 (other than shares held in the Company's treasury), by such Common Stock certificates. The Rights agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Company's Common Stock. Until the Distribution Date (or earlier redemption, exchange or expiration of the Rights), new Common Stock certificates issued after May 1, 1996, upon transfer, new issuance or issuance from the Company's treasury of the Company's Common Stock, will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption, exchange or expiration of the Rights), the surrender for transfer of any of the Company's Common Stock certificates outstanding as of May 1, 1996 will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Company's Common Stock as of the close of business on the Distribution Date and such separate certificates alone will then evidence the Rights.

                   The Rights are not exercisable until the Distribution
              Date. The Rights will expire on May 1, 2006, unless earlier redeemed or exchanged by the Company, as described below.

                   The Purchase Price payable, and the number of shares of
              Common Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subvision, combination or reclassification of the Common Stock, (ii) upon the issuance of Common Stock or rights to subscribe for shares of Common Stock or securities convertible into Common Stock at less than the then current market price of the Common Stock, or (iii) upon the distribution to the holders of Common Stock of securities (other than those described in (ii) above), evidences of indebtedness or assets (excluding regular periodic cash dividends out of earnings or retained earnings).

                   If any person or group (other than the Company, any
              subsidiary of the Company or any employee benefit plan of the Company) acquires 20% or more of the Company's outstanding voting stock without the prior written consent of the Board of Directors, each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of the Company's Common Stock as shall equal the result obtained by multiplying the then current Purchase Price by the number of shares of Common Stock for which a Right is then exercisable and dividing that product by 50% of the then current per-share market price of Company
              Common Stock.

                   If any person or group (other than the Company, any
              subsidiary of the Company or any employee benefit plan of the Company) acquires 20% but less than 50% of the outstanding Company Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of Company Common Stock.

                   If the company were acquired in a merger or other
              business combination transaction where the Company is not the surviving corporation or where Company Common Stock is exchanged or changed or 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number of shares of Company Common Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

                   With certain exceptions, no adjustment in the Purchase
              Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares will be issued. In lieu of fractional shares, an adjustment in cash will be made based on the market price of the Common Stock on the last trading date prior to the date of exercise.

                   The Rights can be redeemed by the Board of Directors for
              $.01 per Right at any time prior to the tenth business day following the Stock Acquisition Date (as defined above). Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, the Company shall make announcement thereof, and the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price.

                   The terms of the Rights may be amended by the Board of
              Directors of the Company without the consent of the holders of the Rights, including, but not limited to, an amendment to lower certain thresholds described above to not less than the greater of: (i) any percentage greater than the largest percentage of the Voting Power (as defined in the Rights Agreement) of the Company then known by the Company to be beneficially owned by any person or group of affiliated or associated persons (other than an expected person); and (ii) 10%; except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

                   Until a Right is exercised, the holder thereof, as such,
              will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

                   The Rights have certain anti-takeover effects.  The
              Rights will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights may deter certain potential acquirors from making certain takeover proposals or tender offers. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Company as described above.

                   The form of Rights Agreement between the Company and the
              Rights Agent specifying the terms of the Rights, which includes as exhibit A thereto the form of Right Certificate, was attached to the Form 8-K Report as Exhibit 1. The foregoing description of the Rights does not purport to be complete and is qualified in its entirety by reference to the form of Rights Agreement (and the exhibits thereto).

              Financial Statements Filed:  None.

              Date of Report (Date of Earliest Event Reported):
              March 14, 1996.

              Date Report Filed:  April 3, 1996.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  August 8, 1996                              G. T. McNeive, Jr.
                                                  -------------------
                                                   G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits
                                                          Sequentially
Exhibit                                                     Numbered
Number          Exhibit                                       Page
- ------          -------                                   ------------


 27         Financial Data Schedule UT                         20