Form 10-K405
period 1996-09-30
LACLEDE GAS CO
filed 1996-12-20
CIK 57183

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1996
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________
Commission File Number 1-1822

                        LACLEDE GAS COMPANY
   (Exact name of registrant as specified in its charter)
      Missouri                                 43-0368139
(State of incorporation)           (I.R.S. Employer Identifacation Number)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
     The aggregate market value of the Common Stock of the Company, none of which is owned by an affiliate, at November 30, 1996 was $418,552,386.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this
report.                         17,557,540

Incorporated by Reference:                         Form 10-K Part
  Proxy Statement dated December 20, 1996*               III
  Index to Exhibits is found on page 46.

* The information under the captions "Compensation Committee Report Regarding Compensation" and "Performance Graph" on pages 13-16 of the Proxy Statement is NOT incorporated by reference.

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

NATURAL GAS SUPPLY

Laclede obtains the majority of its gas from Gulf Coast and Mid-Continent producing areas and arranges to have it transported through several interstate pipelines into the pipeline systems of Mississippi River Transmission Corporation (MRT) for ultimate delivery to Laclede's service area. Laclede utilizes firm pipeline transportation capacity, which connects the pipelines "upstream" of the MRT system to the onshore and offshore gas-producing basins. During fiscal year 1996, Laclede continued to release firm transportation capacity to other gas users when Laclede did not need such capacity for itself and its own customers. As a result, Laclede reduced its overall costs during 1996 by approximately $6.7 million.

During fiscal 1996, Laclede purchased natural gas from a diverse group of 44 suppliers to meet its current gas sales and storage injection requirements. Natural gas purchased by Laclede for delivery to the Company's service area through the MRT system during fiscal 1996 totalled 92.8 billion cubic feet
(Bcf). In addition, Laclede purchased 10.2 Bcf of gas from the Mid-Continent region under a firm supply contract with Vesta Energy Company (Vesta), which gas was transported through Panhandle Eastern Pipeline Company and was delivered through the Missouri Pipeline Company (MPC) to Laclede take-points in St. Charles and Franklin Counties. The previously existing firm supply arrangement with Vesta has been replaced with a new, five-year supply agreement with CoEnergy Trading Company, a subsidiary of MCN Corporation.

The fiscal 1996 peak day sendout of 1,170,000 MMBtu of gas occurred on Friday, February 2, 1996, when the average temperature was -3 degrees Fahrenheit. This peak day sendout was met by using 649,000 MMBtu of gas purchased and transported using the MRT system, 281,000 MMBtu of gas withdrawn from Laclede's storage facilities, 162,000 MMBtu of gas vaporized through Laclede's propane facilities, 56,000 MMBtu of gas purchased under the Company's gas supply contract with Vesta, and 22,000 MMBtu of gas not owned by the Company that was transported for Laclede customers. The weather experienced during fiscal 1996 was 4% colder than normal; in fiscal 1995, the weather was 15% warmer than normal. The Company sold and transported 1,144.0 million therms of gas this year, an increase of 165.9 million therms from fiscal 1995.

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

The Company supplements flowing pipeline gas with natural gas withdrawn from its underground storage fields located in St. Louis and St. Charles Counties. The fields are designed to provide 357,000 MMBtu of natural gas withdrawals on a peak day, and annual withdrawals of approximately 5,500,000 MMBtu based on the inventory level which the Company plans to maintain.

PROPANE SUPPLY

Laclede Pipeline Company, a wholly owned subsidiary, owns and operates a propane pipeline which connects the parent company's 800,000-barrel (approximately 33 million gallons) propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. Liquid propane is transported through this pipeline for delivery to the parent company for storage, to be ultimately vaporized and used during those periods of operation when the natural gas supply has to be supplemented to meet the peak demands of the distribution system. The Company's contract with Phillips Petroleum Company provides for delivery of up to 35 million gallons of propane annually through March 31, 1999, and year to year thereafter unless terminated by either party.

EXPLORATION AND DEVELOPMENT

The Company's exploration and development activities are segregated into two distinct functions: utility and non-utility. Under the utility program, the Company has participated in drilling 96 wells over its twenty-five year span with 52 of the wells being commercially productive. Since 1981, this program has been limited to development activities. Capital expenditures in recent years have not been significant, amounting to $104,000 in 1996, $(8,000) in 1995 and $10,000 in 1994, for the utility program.

Beginning in 1981, the Company continued its search for gas and oil discoveries through Laclede Energy Resources, Inc. (LER), a wholly owned, non-utility subsidiary, which is the general partner in LIMA Resources Associates, a limited partnership in which LER holds a 39.6% interest. LIMA has four limited partners, three of which are subsidiaries of gas transportation and/or distribution companies, each holding an interest of 19.8%. The remaining limited partner, a stock brokerage firm, has a 1.0% interest.

Laclede's non-utility exploratory drilling program to date has involved participation in drilling a total of 92 wells. Fifty of these wells were successfully completed after testing commercial quantities of hydrocarbon reserves. Forty-two wells were plugged and abandoned. The investment in the program changed only slightly during 1996, 1995 and 1994. Presently, Laclede is not actively seeking new gas and oil exploration discoveries through LIMA, or otherwise.

NON-TRADITIONAL GAS MARKETING

During the 1995-1996 heating season, the Company and LER began marketing natural gas for delivery in areas primarily outside Laclede's historical service area. These efforts made a favorable contribution to earnings, as the Company was able to take advantage of strong demand for gas caused by some periods of extremely cold weather in certain areas of the nation. The impact on earnings from such non-traditional gas marketing efforts in 1996 was $3.1 million. This benefit may not be representative of the effect of such efforts in the future because such operations are volatile and seasonal. The settlement in the Company's 1996 general rate case, as approved by the Missouri Public Service Commission (MoPSC), provided that certain utility gas marketing efforts will be covered by a Gas Supply Incentive Plan, effective October 1, 1996. This settlement is discussed further in the Regulatory Matters section below.

REGULATORY MATTERS

At the federal level, Laclede continues to monitor the rulings of the Federal Energy Regulatory Commission (FERC) and the filings of various interstate pipelines that directly affect the interests of Laclede and its customers.

In July 1996, the Washington, D.C. Circuit Court of Appeals issued an opinion that largely upheld the legality of FERC Order 636, which required interstate natural gas pipelines, among other things, to unbundle their former sales services. However, the Court did remand several less significant aspects of the Order to the FERC for further explanation or modification. At this time, Laclede does not anticipate that it will be affected to any material extent by any action that the FERC may take as a result of the remanded matters.

In April 1996, Laclede's largest supplier of interstate pipeline transportation services, MRT, filed a rate increase before the FERC which, if approved in full, would increase the Company's gas costs by more than $13 million annually. The FERC suspended the implementation of these rates until October 1, 1996, at which time MRT implemented them subject to refund. Laclede is taking an active role in this case to assure itself and its customers that any increase ultimately granted MRT is entirely justified.

On December 15, 1995, the Company filed a request with the MoPSC seeking a general rate increase of $23.8 million annually. This filing culminated in a settlement approved by the MoPSC on August 28, 1996, providing the Company an annual increase in revenues of $9.5 million effective September 1, 1996. In addition, the settlement provides for a Gas Supply Incentive Plan to be effective October 1, 1996, for a three-year period ending September 30, 1999. Under the incentive plan, the Company and its customers will share certain gas cost savings which the Company may be able to realize in connection with the procurement of gas supply and transportation services. The incentive mechanism will also apply to much of the Company's new non-traditional gas marketing efforts discussed above. The Company believes this settlement is reasonable and anticipates that the new incentive plan will be mutually beneficial to both share owners and customers. The Company's last general rate increase was effective September 1, 1994, and amounted to $12.2 million annually.

In certain proceedings, the MoPSC has examined the operation of purchased gas adjustment clauses under which gas distribution utilities, such as Laclede, pass through to customers increases and decreases in the wholesale cost of natural gas. In January 1996, the MoPSC issued an order in which it rejected arguments that such clauses were unlawful and affirmed the legality of such a clause utilized by another utility. In December 1996, the Circuit Court of Cole County, Missouri upheld the MoPSC's order. It is anticipated that one or more of the parties will appeal the Circuit Court's decision. Laclede participated in the proceedings before the MoPSC and the Circuit Court.


OTHER PERTINENT MATTERS

The business of the Company is subject to a seasonal fluctuation with the peak period occurring in the winter season.

                                  *****

As of September 30, 1996, the Company had 2,072 employees, which includes 3 part-time employees.

                                  *****

The Company has a three-year labor agreement, which expires July 31, 1997, with Locals 5-6 and 5-194 of the Oil, Chemical and Atomic Workers
International Union, two unions which represent approximately 70% of the Company's employees. The agreement provided for a wage increase of 3.25% effective August 1, 1996.

                                  *****

The Company's business has monopoly characteristics in that it is the only distributor of natural gas within its (franchised) service area. The principal competition is the local electric company. Other competitors in Laclede's service area include suppliers of fuel oil, coal, liquefied petroleum gas in outlying areas, and in a portion of downtown St. Louis, a district steam system. Gas for househeating, certain other household uses, and commercial and industrial space heating is now being sold by Laclede at prices generally lower than are charged for competitive fuels and other energy forms. Coal is competitive as a fuel source for very large boiler plant loads, but environmental concerns have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels vary widely in price throughout the year, thus limiting the competitiveness of these fuels. In certain cases, district steam has been competitive with gas for downtown area heating users. In the past five years, Laclede has converted 53 steam customers representing approximately 1.8 million annual therms.

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

                                  *****


For a discussion of environmental matters, see Note 9, Commitments and Contingencies, of the Notes to Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.

                                  *****

The Company issued 137,913 and 174,604 shares of its common stock during fiscal years 1996 and 1995, respectively, under its Dividend Reinvestment and Stock Purchase Plan.

During 1995, the Company issued 1,575,000 shares of common stock through a public offering. The net proceeds of the offering, after deducting discount and expenses, was $28.6 million.

                                  *****

Customers and revenues contributed by each class of customers for the last three fiscal years are as follows:

    Revenues $(000)
                                        1996          1995          1994
                                        ----          ----          ----
    Residential                     $376,818      $302,770      $363,058
    Commercial & Industrial          145,466       109,270       142,042
    Interruptible                      2,035         1,655         1,966
    Transportation                    15,375        13,211        14,898
    Exploration & Development            856         1,447         1,600
    Provision for Refunds                  -             -        (3,770)
    Other                              4,266         3,564         4,072
                                    --------      --------      --------
         Total                      $544,816      $431,917      $523,866
                                    ========      ========      ========

    Customers (End of Period)           1996          1995          1994
                                        ----          ----          ----

    Residential                      569,818       566,421       559,225
    Commercial & Industrial           37,735        37,409        36,684
    Interruptible                         16            16            14
    Transportation                       130           129           124
                                     -------       -------       -------
         Total                       607,699       603,975       596,047
                                     =======       =======       =======

The Company has, or in one instance, will seek renewal of and, in another instance, is seeking for the first time, franchises having initial terms varying from five years to indefinite duration. All of the franchises are free from unduly burdensome restrictions. The foregoing are adequate for the conduct of its public utility business in the State of Missouri as now conducted.

                                  *****

Laclede Investment Corporation, a wholly owned subsidiary, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Investment, engaged in the exploration and development of oil and gas properties on a non-utility basis. Exploration and development projects were conducted through LIMA Resources Associates, a limited partnership.
As general partner, Laclede Energy Resources, Inc. has a 39.6% interest in LIMA. Laclede Energy is not presently actively seeking new gas and oil exploration discoveries through LIMA, or otherwise. In fiscal 1996, Laclede Energy Resources, Inc. began non-utility efforts to market natural gas for delivery in areas primarily outside the Company's regulated service area.

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

Laclede Venture Corp., a wholly owned subsidiary of Laclede Development Company, has a 28.5% interest in the LBP Partnership (LBP), a general partnership which previously engaged in research and development of light beam profiling technology. There are presently no earnings anticipated from this partnership investment. Laclede Venture Corp. also offers services for the compression of natural gas to third parties who desire to use or to sell compressed natural gas for use in vehicles.

The lines of business which constitute the non-utility activities of the corporate family are not considered significant as defined.

Item 2.  Properties

The principal utility properties of Laclede consist of approximately 7,609 miles of gas main and related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of the Company's utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights which are of indefinite duration and the general office building. The current lease on the general office building extends through
February 2000 with options to renew for up to 20 additional years.   Laclede
Gas Company owns interests in oil and gas properties in Texas, Oklahoma and Louisiana.

The non-utility properties of Laclede do not constitute a significant portion of the properties of the Company.


Item 3.  Legal Proceedings

For a discussion of environmental matters, see Note 9, Commitments and Contingencies, of the Notes to Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

EXECUTIVE OFFICERS OF REGISTRANT
Name, Age, and Position with Company                     Appointed (1)

R. C. Jaudes, Age 62
  Chairman, President and Chief Executive Officer        January 27, 1994
  President and Chief Executive Officer                  August 1, 1991
  President and Chief Operating Officer                  October 1, 1990
  Executive Vice President -
    Operations and Marketing                             July 1, 1989

D. H. Yaeger, Age 47
  Executive Vice President - Operations and
    Marketing                                            September 1, 1995
  Senior Vice President - Operations, Gas
    Supply and Technical Services                        January 27, 1994
  Vice President - Operations, Gas Supply
    and Technical Services                               September 1, 1992
  Vice President - Planning                              December 1, 1990

D. L. Godiner, Age 63
  Senior Vice President - General Counsel
    and Secretary                                        January 24, 1991
  Vice President - General Counsel and Secretary         September 1, 1990

R. M. Lee, Age 55
  Senior Vice President - Administrative Services        September 1, 1995
  Senior Vice President - Marketing                      January 27, 1994
  Vice President - Marketing                             January 22, 1987

G. T. McNeive, Jr., Age 54
  Senior Vice President - Finance and Chief
    Financial Officer                                    September 1, 1995
  Vice President - Associate General
    Counsel                                              January 27, 1994
  Assistant Vice President - Associate
    General Counsel                                      September 1, 1992
  (Associate General Counsel)                            August 1, 1986

K. J. Neises, Age 55
  Senior Vice President - Gas Supply and
    Regulatory Affairs                                   September 1, 1995
  Senior Vice President - Federal Regulatory
    Affairs                                              January 27, 1994
  Vice President - Federal Regulatory Affairs            October 27, 1988

J. G. Hofer, Age 59
  Vice President - Operations                            July 1, 1992
  (Superintendent of Operations)                         July 1, 1991

M. E. McMillian, Age 50
  Vice President - Human Resources                       September 22, 1983

J. Moten, Jr., Age 55
  Vice President - Community Relations                   January 27, 1994
  (Director of Community Affairs/Conservation)           November 1, 1986

P. J. Palumbo,  Age 51
  Vice President - Industrial Relations                  September 1, 1992
  (Director of Industrial Relations)                     January 7, 1991

R. L. Krutzman, Age 50
  Treasurer and Assistant Secretary                      February 1, 1996
  (Manager, Tax and Payroll)                             February 1, 1992
  (Tax Manager)                                          August 1, 1985

( ) Indicates a non-officer position.
(1) Officers of Laclede Gas Company are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".



                                 Part II

Item 5.  Market for the Registrant's Common Equity and Related Share Owner
         Matters

The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At September 30, 1996, there were 10,970 holders of record of the Company's common stock.

Common Stock Market and Dividend Information

                         Price Range           Dividends
Fiscal 1996             High      Low          Declared
--------------------------------------------------------
1st Quarter             23-1/8    19-5/8       $.315
2nd Quarter             24-1/4    20           $.315
3rd Quarter             24-3/8    21-1/4       $.315
4th Quarter             24-3/4    20-3/4       $.315

                         Price Range           Dividends
Fiscal 1995             High      Low          Declared
--------------------------------------------------------
1st Quarter             21-1/2    18-1/4       $.31
2nd Quarter             20-1/4    18-1/2       $.31
3rd Quarter             20        18-3/8       $.31
4th Quarter             20-3/4    19           $.31

Item 6.  Selected Financial Data
                                      Fiscal Years Ended September 30
(Thousands Except Per Share     1996      1995      1994      1993      1992
      Amounts)                  ----      ----      ----      ----      ----
Summary of Operations
Utility Operating Revenues  $544,816  $431,917  $523,866  $503,948  $418,190
                            ------------------------------------------------
Utility Operating Expenses:
 Natural and propane gas     308,406   221,423   308,515   291,057   235,562
 Other operation expenses     84,544    80,573    84,906    81,027    73,521
 Maintenance                  18,127    17,508    18,351    16,693    15,358
 Depreciation & amortization  25,009    23,676    19,332    18,704    18,033
 Taxes, other than
  income taxes                44,987    40,529    42,627    41,061    35,333
 Income Taxes                 17,348     9,878    12,517    14,997     8,272
                            ------------------------------------------------
   Total Utility Operating
     Expenses                498,421   393,587   486,248   463,539   386,079
                            ------------------------------------------------
Utility Operating Income -
 Distribution                 46,395    38,330    37,618    40,409    32,111
Other Utility Oper Income -
  Off System Sales - Net       2,015         -         -         -         -
                            ------------------------------------------------
Total Utility Oper Income     48,410    38,330    37,618    40,409    32,111
Allowance for Funds Used
 During Construction              17       247       203       186       377
Miscellaneous Income and
 Income Deductions - Net       2,344       851       790       785     1,400
                            ------------------------------------------------
Income Before Interest
 Charges                      50,771    39,428    38,611    41,380    33,888
                            ------------------------------------------------
Interest Charges:
 Interest on long-term debt   13,939    12,544    12,626    14,415    13,803
 Other interest charges        4,008     5,983     3,768     1,798     1,811
                            ------------------------------------------------
  Total Interest Charges      17,947    18,527    16,394    16,213    15,614
                            ------------------------------------------------
Net Income                    32,824    20,901    22,217    25,167    18,274
Dividends on Preferred Stk        97        97        97        97        97
                            ------------------------------------------------
Earnings Applicable to
 Common Stock               $ 32,727  $ 20,804  $ 22,120  $ 25,070  $ 18,177
                            ================================================
Earnings Per Share of
 Common Stock                  $1.87     $1.27     $1.42     $1.61     $1.17
                            ================================================

Item 6.  Selected Financial Data
                                     Fiscal Years Ended September 30
(Thousands Except Per Share     1996      1995      1994      1993     1992
   Amounts)                     ----      ----      ----      ----     ----
Dividends Declared-
 Common Stock               $ 22,079  $ 20,538  $ 19,054  $ 18,938 $ 18,703
Dividends Declared Per
 Share of Common Stock         $1.26     $1.24     $1.22    $1.215    $1.20

Utility Plant
 Gross Plant-End of Period  $780,001  $745,629  $709,563  $677,613 $643,587
 Net Plant-End of Period     452,165   434,336   411,677   390,826  367,287
 Construction Expenditures    41,205    45,804    39,193    40,880   44,660
 Property Retirements          6,486     9,199     6,757     6,135    5,693
 Total Assets                689,395   636,694   608,295   515,312  470,463

Capitalization -
 End of Period
 Common Stock and Paid-In
  Capital                   $ 80,628  $ 77,686  $ 45,638  $ 43,702 $ 43,702
 Retained Earnings           184,232   173,584   173,318   170,252  164,120
 Treasury Stock              (24,017)  (24,017)  (24,017)  (24,017) (24,017)
                            -----------------------------------------------
 Common Stock Equity         240,843   227,253   194,939   189,937  183,805
 Redeemable Preferred Stock    1,960     1,960     1,960     1,960    1,960
 Long-Term Debt              179,346   154,279   154,211   165,745  146,640
                            -----------------------------------------------
     Total Capitalization   $422,149  $383,492  $351,110  $357,642 $332,405
                            ===============================================

Shares of Common Stock
 Outstanding-End of Period    17,558    17,420    15,670    15,586   15,586
 Book Value Per Share         $13.72    $13.05    $12.44    $12.19   $11.79


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
     Earnings applicable to common stock for the fiscal year ended September 30, 1996 were $32.7 million, compared with $20.8 million for 1995 and $22.1 million for 1994. Earnings per share of common stock based on average shares outstanding were $1.87 in 1996, compared with $1.27 in 1995 and $1.42 in 1994. The $.60 per share increase in fiscal 1996 (from fiscal 1995) was primarily due to higher gas sales resulting from colder weather experienced in the Company's service area this year. Earnings also benefited from income realized due to new non-traditional gas marketing efforts, which commenced this fiscal year through the Company and its wholly owned subsidiary, Laclede Energy Resources, Inc. The impact on earnings from such non-traditional gas marketing efforts in fiscal 1996 was $3.1 million. This benefit may not be representative of the effect of such efforts in the future because such operations are volatile and seasonal.
The settlement in the Company's 1996 general rate case, as approved by the Missouri Public Service Commission (MoPSC), provided that certain utility gas marketing efforts will be covered by a Gas Supply Incentive Plan effective October 1, 1996. This settlement is discussed further below in the paragraph of the "Results of Operations" discussion. The $.15 per share decrease in earnings in fiscal 1995 (from fiscal 1994) was primarily due to decreased sales volumes arising from warmer weather, higher depreciation rates (as authorized in Case No. GR-94-220 by the MoPSC), higher interest charges and increased operating costs. These decreases were partially offset by the benefit of the Company's general rate increase effective September 1, 1994, lower pension expense and the Company's ongoing cost reduction efforts. Weather in the metropolitan St. Louis area was 4% colder than normal in 1996, 15% warmer than normal in 1995, and 1% warmer than normal in 1994.
     Utility operating revenues for fiscal year 1996 increased $112.9 million, or 26.1%, above fiscal 1995, and in 1995 decreased $91.9 million, or 17.6%, below fiscal 1994. The 1996 increase was principally due to higher therms sold and transported (mainly arising from colder weather) and other variations netting to $63.6 million, higher wholesale gas costs of $48.6 million (which are passed on to customers in accordance with the Purchased Gas Adjustment Clause), and the one-month benefit of a general rate increase effective September 1, 1996 of $.7 million. The 1995 decrease was principally due to lower wholesale gas costs of $56.0 million, lower therms sold and transported (principally due to the warmer weather) and other variations netting to $47.4 million. These decreases were partially offset by increased revenues of $11.5 million arising from the general rate increase effective September 1, 1994. Therms sold and transported for 1996 were 1,144.0 million compared with 978.1 million in 1995 and 1,070.1 million in 1994.
     Utility operating expenses increased $104.8 million, or 26.6%, in fiscal 1996, and in 1995 decreased $92.7 million, or 19.1%, below fiscal 1994. Natural and propane gas expense increased $87.0 million in 1996 reflecting increased rates charged by our suppliers and higher volumes purchased for sendout (resulting from the colder weather). In 1995, natural and propane gas expense decreased $87.1 million due to lower natural gas prices and reduced volumes required for sendout. Other operation and maintenance expenses increased $4.6 million, or 4.7%, in 1996 principally due to higher net pension costs which resulted partly from pension credits recorded in fiscal 1995 to establish a regulatory asset (necessary to reflect pension costs consistent with the regulatory accounting treatment ordered by the MoPSC in Case No. GR-94-220), and higher wage rates. These increases were partially offset by the recognition of higher gains on lump-sum pension settlements and lower group insurance charges. In 1995, other operation and maintenance charges decreased $5.2 million, or 5.0%, mainly due to the recording of pension credits and cost reduction efforts. The pension credits include the recognition of gains on significant lump-sum settlements and the establishment of a regulatory asset (as discussed above). These reduced expenses were partially offset by a higher provision for uncollectible accounts, higher wage rates, and increased group insurance charges. Depreciation and amortization expense increased 5.6% in 1996 primarily due to additional depreciable property. In 1995, depreciation and amortization expense increased 22.5% primarily as a result of increased depreciation rates (as authorized in Case No. GR-94-220) and, to a lesser extent, additional depreciable property. Taxes, other than income taxes, increased 11.0% in 1996 principally attributable to higher gross receipts taxes (mainly reflecting increased revenues), partially offset by lower property taxes. In 1995, taxes, other than income taxes, decreased 4.9% primarily due to lower gross receipts taxes (reflecting decreased revenues), partially offset by higher real estate and personal property taxes. The $7.5 million increase in income taxes is mainly due to higher taxable distribution operating income. The variations in income tax expense in 1995 from 1994 levels are mainly due to changes in income and tax adjustments.
     Other utility operating income (net of applicable income tax expense) reflects the Company's new non-traditional gas marketing efforts which commenced this fiscal year. These marketing efforts, effective October 1, 1996, will be part of the Gas Supply Incentive Plan, as discussed below.
     Miscellaneous income and income deductions (net of applicable income tax expense) increased by $1.3 million in 1996 primarily due to the new gas marketing efforts of the Company's wholly owned subsidiary, Laclede Energy Resources, Inc. In 1995, miscellaneous income and income deductions increased by $.1 million mainly due to slightly improved results from non-utility diversification activities.
     Interest expense decreased by 3.1% in fiscal year 1996 principally due to lower short-term interest expense reflecting lower average borrowings and reduced interest on refunds due customers, partially offset by an increase in interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in November 1995. In 1995, interest expense increased 13.0% primarily reflecting higher borrowings, increased rates and increased interest on refunds due customers.
     On December 15, 1995, the Company filed a request with the MoPSC for a general rate increase of $23.8 million annually. This filing culminated in a settlement approved by the MoPSC on August 28, 1996, providing the Company an annual increase in revenues of $9.5 million effective September 1, 1996. In addition, the settlement provides for a Gas Supply Incentive Plan to be effective October 1, 1996, for a three-year period ending September 30, 1999. Under the incentive plan, the Company and its customers will share certain gas cost savings which the Company may be able to realize in connection with the procurement of gas supply and transportation services. The incentive mechanism will also apply to much of the Company's new non-traditional gas marketing efforts. The Company believes this settlement is reasonable and anticipates that the new incentive plan will be mutually beneficial to both share owners and customers. The Company's last general rate increase was effective September 1, 1994, and amounted to $12.2 million annually.

Accounting Changes
     The Financial Accounting Standards Board has issued various accounting standards that will become effective at some future date, including Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and SFAS No. 125, "Accounting for Stock-Based Compensation". The Company does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

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

Liquidity and Capital Resources
     Cash flow from operations, net of dividend payments, has generally provided the principal liquidity to meet operating requirements and to fund a portion of the Company's construction program. Any remaining funding requirement for construction or for other needs has been provided by long-term and short-term financing. The issuance of long-term financing is dependent on management's evaluation of need, financial market conditions, and other factors. Short-term financing is used to meet seasonal cash requirements and/or to defer long-term financing until market conditions are favorable.
     Short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1996, the Company renewed its primary lines of bank credit under which it may borrow up to an aggregate of $40 million prior to January 31, 1997, with renewal of any loans outstanding on that date permitted up to June 30, 1997. This, together with the Company's previously obtained supplemental line of credit, which aggregated about $50 million through March 1, 1996 (the supplemental line of credit was increased to $60 million for one day on November 20, 1995), provided total lines of credit of $90 million for the 1995-1996 heating season. Since cash needs typically decline at the end of the heating season, the Company reduced the supplemental line of credit to $15 million from March 1, 1996 to April 1, 1996, and allowed the supplemental line of credit to expire on April 1, 1996. In August 1996, the Company obtained a $60 million supplemental line of credit which extends until March 1, 1997. The Company plans to increase the supplemental line of credit to $90 million effective on January 1, 1997, which would provide total lines of credit of $130 million. The Company anticipates that the supplemental line will be reduced below $60 million after March 1, 1997. Short-term borrowings outstanding at September 30, 1996 were $59.6 million.

     The Company's Shareholder Rights Plan, adopted in 1986, expired on May 1, 1996. The Company decided to keep such protection in place by adopting a replacement plan. On March 14, 1996, the Company declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1996, each of which common share purchase rights gives the Rightholder the right to purchase one common share for a purchase price of $60, subject to adjustment. The rights expire on May 1, 2006, and may be redeemed by the Company for one cent each at anytime before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% or more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, at the purchase price, the number of shares equal to the purchase price (initially $60 per share) divided by one-half of the market price. Alternatively, the Company may exchange each Right for one share of Company common stock. A total of 17,557,540 rights were issued on May 1, 1996.
     During 1996, the Company issued 137,913 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan. Total shares outstanding were 17,557,540 at September 30, 1996.
     On November 16, 1995, the Board of Directors received competitive bids from various underwriters related to the issuance and sale of First Mortgage Bonds and the Board elected to sell $25 million of First Mortgage Bonds to the lowest bidder, at an overall cost to the Company of 6.55%. The Bonds were dated November 15, 1995 and will mature in 2010. The proceeds were used for the payment of outstanding short-term borrowings. The bonds were rated AA- by Fitch, Aa3 by Moody's, and AA- by Standard & Poor's, the same ratings as applicable to the Company's other outstanding bonds. The bonds were issued under a previously granted $100 million authorization from the Missouri Public Service Commission which expires on April 21, 1997. A total of $50 million of bonds have been issued and sold under this authorization. The amounts and timing of any future issuance will depend on management's evaluation of need, financial market conditions, and other factors.
     Construction expenditures for utility purposes were $41.2 million in fiscal 1996 compared with $45.8 million in fiscal 1995 and $39.2 million in fiscal 1994. The Company expects fiscal 1997 utility construction expenditures to approximate $39.2 million.
     The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. In the past, the Company operated various manufactured gas plants which produced by-products and residuals, including various hydrocarbons. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency (EPA) and the Company determined that such residuals were present at one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). The Company and EPA also agreed to a plan under which the Company would perform certain tests, analyses, and evaluations at the Shrewsbury Site. After reviewing the results of this investigation, the EPA suggested, and the Company agreed to perform, a limited removal of some contaminants on small areas of the site. Subsequently, the Missouri Department of Natural Resources (MoDNR) suggested some additional possible actions at the site, most of which the Company also agreed to perform.

After the Company's response to MoDNR's initial suggestions, MoDNR expressed further concerns, and has suggested further evaluation measures. The Company has contested these expressions of further concern, and has provided detailed technical support for the Company's position to the MoDNR and EPA. Currently, the MoDNR and EPA are considering the Company's response.
     At this time, given the lack of final agreement as to whether any additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. If the limited removal actions agreed to by the Company and EPA are implemented, together with the initial MoDNR suggested actions, the Company estimates that the overall approximate costs, including EPA's oversight and other associated legal, investigation and engineering consulting expenses, will range from $600,000 to $715,000. As of September 30, 1996, $482,000 of such overall costs had been paid, and an additional $118,000 was reserved by the Company. If the Company is required to take any additional actions with regard to the site, the Company may have to incur additional costs, the extent of which cannot practicably be estimated currently. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.
     In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri environmental remediation program. Preliminary tests conducted by MoDNR at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company and MoDNR have agreed that the Company's initial investigation should focus mainly on determining whether ground water is contaminated and, if so, whether it presents any risks to
receptor populations.   The Company currently estimates that the cost of its
investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to the site will together approximate $75,000. As of September 30, 1996, $7,000 had been paid and an additional $68,000 was reserved on the Company's books. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.
     The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity with regard to the above two former manufactured gas plant sites.
     As a part of a 1994 rate case settlement, the MoPSC approved an environmental cost deferral procedure, effective September 1, 1994, for the Company's use in applying for appropriate rate recovery of various investigation, remediation and other costs in connection with manufactured gas plants. In the Company's most recent rate case, the MoPSC approved, effective September 1, 1996, the continued use of a similar cost deferral mechanism. This authorization will be null and void if the Company does not file to further adjust its rates by September 1, 1998; and, in any event the recovery of costs thus deferred may be challenged in future rate proceedings.

     The Company, through a non-utility subsidiary, has agreed to finance, construct and maintain a compressed natural gas (CNG) fueling facility for the Bi-State Development Agency, the operator of the St. Louis area's mass transit system. The station is the first phase of a planned four-phase, $4.4 million, CNG fueling facility. When the $1.9 million first phase is completed in early 1997, it will enable Bi-State to fuel 50 CNG buses within a short time period. Later phases now planned will increase the capacity of the fueling facility to accommodate the 205 of the approximate 600 buses, which will constitute the CNG portion of Bi-State's planned fleet for the next decade.
     Capitalization at September 30, 1996, excluding current redemption requirements of long-term debt, consisted of 57.0% common stock equity, .5% preferred stock and 42.5% long-term debt.
     The Company's ratio of earnings before taxes to interest charges was
3.8 for 1996, 2.6 for 1995 and 3.1 for 1994.
     It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources both internal and external to meet anticipated capital requirements.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Laclede Gas Company and its subsidiary companies as of September 30, 1996 and 1995, and the related statements of consolidated income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Part IV, item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Gas Company and its subsidiary companies as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 21, 1996
(December 20, 1996 as to Note 8)

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

The Company maintains internal accounting systems and related administrative controls that are designed to provide reasonable assurance, on a cost-effective basis, that transactions are executed in accordance with management's authorization, that consolidated financial statements are prepared in conformity with generally accepted accounting principles, and that the Company's assets are properly accounted for and safeguarded. The Company's Internal Audit Department, which has unrestricted access to all levels of Company management, monitors compliance with established controls and procedures.

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

Robert C. Jaudes
Chairman of the Board, President
and Chief Executive Officer

Gerald T. McNeive, Jr.
Senior Vice President-Finance
and Chief Financial Officer

Item 8.  Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                        1996       1995       1994
---------------------------------------------------------------------------
Utility Operating Revenues                  $544,816   $431,917   $523,866
                                            ------------------------------
Utility Operating Expenses
Natural and propane gas                      308,406    221,423    308,515
Other operation expenses                      84,544     80,573     84,906
Maintenance                                   18,127     17,508     18,351
Depreciation and amortization                 25,009     23,676     19,332
Taxes, other than income taxes                44,987     40,529     42,627
Income taxes (Note 7)                         17,348      9,878     12,517
                                            ------------------------------
         Total utility operating expenses    498,421    393,587    486,248
                                            ------------------------------
Utility Operating Income - Distribution       46,395     38,330     37,618
Other Utility Operating Income -
 Off System Sales - Net (less applicable
 income taxes - Note 7)                        2,015          -          -
                                            ------------------------------
Total Utility Operating Income                48,410     38,330     37,618

Miscellaneous Income and Income Deductions-
 Net (less applicable income taxes - Note 7)   2,361      1,098        993
                                            ------------------------------
Income Before Interest Charges                50,771     39,428     38,611
                                            ------------------------------
Interest Charges:
 Interest on long-term debt                   13,939     12,544     12,626
 Other interest charges                        4,008      5,983      3,768
                                            ------------------------------
                   Total interest charges     17,947     18,527     16,394
                                            ------------------------------
Net Income                                    32,824     20,901     22,217
Dividends on Preferred Stock                      97         97         97
                                            ------------------------------
Earnings Applicable to Common Stock         $ 32,727   $ 20,804   $ 22,120
                                            ==============================
Average Shares of Common Stock Outstanding    17,523     16,344     15,619
                                            ==============================
Earnings Per Share of Common Stock
 (after preferred dividends)                   $1.87      $1.27      $1.42
                                            ==============================

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                          1996       1995      1994
---------------------------------------------------------------------------
Balance at Beginning of Year                  $173,584   $173,318  $170,252
Add - Net income, per statements                32,824     20,901    22,217
                                              -----------------------------
                                Total          206,408    194,219   192,469
                                              -----------------------------
Deduct - Cash Dividends Declared:
 Preferred stock at required annual rates           97         97        97
 Common stock, $1.26 per share in 1996,
 $1.24 per share in 1995 and $1.22 per
 share in 1994                                  22,079     20,538    19,054
                                              -----------------------------
                                Total           22,176     20,635    19,151
                                              -----------------------------
Balance at End of Year                        $184,232   $173,584  $173,318
                                              =============================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
---------------------------------------------------------------------------
September 30                                              1996        1995
---------------------------------------------------------------------------
Assets
  Utility Plant                                       $780,001    $745,629
    Less - Accumulated depreciation & amortization     327,836     311,293
                                                      --------------------
                                  Net utility plant    452,165     434,336
                                                      --------------------
  Other Property and Investments, at Cost or Less
   (net of accumulated depreciation and amortization,
    1996, $9,477; 1995 $9,473)                          24,265      22,744
                                                      --------------------
  Current Assets:
    Cash and cash equivalents                            4,360       1,555
    Accounts receivable:
       Gas customers - Billed and unbilled              45,251      34,726
       Other                                             8,311       4,861
       Less - Allowances for doubtful accounts          (7,984)     (5,189)
    Inventories:
      Materials, supplies and merchandise at avg. cost   5,634       5,377
      Natural gas stored underground for current use
        at LIFO cost                                    58,769      41,629
      Propane gas for current use at FIFO cost          12,655      13,566
    Prepayments                                          1,910       1,484
    Unamortized purchased gas adjustments                    -       9,776
    Deferred income taxes (Note 7)                       4,477           -
                                                      --------------------
                               Total current assets    133,383     107,785
                                                      --------------------
  Deferred Charges                                      79,582      71,829
                                                      --------------------
                                       Total Assets   $689,395    $636,694
                                                      ====================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1996        1995
--------------------------------------------------------------------------
Capitalization and Liabilities
  Capitalization, per statements:
    Common stock equity                               $240,843    $227,253
    Redeemable preferred stock                           1,960       1,960
    Long-term debt                                     179,346     154,279
                                                      --------------------
                               Total capitalization    422,149     383,492
                                                      --------------------
  Current Liabilities:
    Notes payable (Note 8)                              59,600      59,500
    Accounts payable                                    20,637      21,069
    Refunds due customers                                1,248       4,110
    Advance customer billings                            6,231      13,058
    Wages payable                                        3,433       3,117
    Dividends payable                                    5,640       5,538
    Customer deposits                                    3,224       3,447
    Interest accrued                                     7,572       6,953
    Taxes accrued                                       10,212       8,430
    Unamortized purchased gas adjustments               26,744           -
    Deferred income taxes (Note 7)                           -         167
    Other current liabilities                            1,907       2,387
                                                      --------------------
                          Total current liabilities    146,448     127,776
                                                      --------------------

  Deferred Credits and Other Liabilities:
     Deferred income taxes (Note 7)                     78,149      83,563
     Unamortized investment tax credits (Note 7)         7,669       8,018
     Other                                              34,980      33,845
                                                      --------------------
       Total deferred credits and other liabilities    120,798     125,426
                                                      --------------------

  Commitments and Contingencies (Note 9)

               Total Capitalization and Liabilities   $689,395    $636,694
                                                      ====================

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CAPITALIZATION
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1996        1995
--------------------------------------------------------------------------
Common Stock Equity (Note 3):
  Common stock, par value $1 per share:
    Authorized - 1996 and 1995, 50,000,000 shares
    Issued - 1996, 19,423,178 shares;
      1995, 19,285,265 shares                         $ 19,423    $ 19,285
  Paid-in capital                                       61,205      58,401
  Retained earnings, per statements                    184,232     173,584
  Treasury stock, at cost - 1996 and 1995,
    1,865,638 shares                                   (24,017)    (24,017)
                                                      --------------------
                          Total common stock equity    240,843     227,253
                                                      --------------------

Redeemable Preferred Stock,
  par value $25 per share (1,480,000 shares
  authorized) issued and outstanding (Note 4):
    5% Series B - 1996 and 1995, 71,890 shares           1,797       1,797
    4.56% Series C - 1996 and 1995, 6,510 shares           163         163
                                                      --------------------
                   Total redeemable preferred stock      1,960       1,960
                                                      --------------------
Long-Term Debt (Note 5):
  First mortgage bonds:
    6-1/4% Series, due May 1, 2003                      25,000      25,000
    8-1/2% Series, due November 15, 2004                25,000      25,000
    8-5/8% Series, due May 15, 2006                     40,000      40,000
    7-1/2% Series, due November 1, 2007                 40,000      40,000
    6-1/2% Series, due November 15, 2010                25,000           -
    9-5/8% Series, due May 15, 2013                     25,000      25,000
                                                      --------------------
                                              Total    180,000     155,000

  Unamortized discount, net of premium,
    on long-term debt                                     (654)       (721)
                                                      --------------------
                               Total long-term debt    179,346     154,279
                                                      --------------------
                                              Total   $422,149    $383,492
                                                      ====================


See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of Dollars)
--------------------------------------------------------------------------
Years Ended September 30                       1996        1995       1994
--------------------------------------------------------------------------
Operating Activities:
 Net Income                                 $32,824     $20,901    $22,217
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization              25,037      23,728     19,393
  Deferred income taxes and investment
   tax credits                              (10,598)      9,459        508
  Other - net                                   498         679        567
  Changes in assets and liabilities:
   Accounts receivable - net                (11,180)      4,701     (6,208)
   Unamortized purchased gas adjustments     36,520      (7,778)     4,280
   Deferred purchased gas costs                (712)        493       (355)
   Accounts payable                            (432)        945      3,379
   Refunds due customers                     (2,862)    (25,672)    29,568
   Taxes accrued                              1,782      (1,425)    (1,690)
   Natural gas stored underground           (17,140)      6,704    (34,254)
   Other assets and liabilities             (12,470)     (4,529)     6,280
                                           -------------------------------
Net cash provided by operating activities    41,267      28,206     43,685
                                           -------------------------------
Investing Activities:
 Construction expenditures                  (41,205)    (45,804)   (39,193)
 Employee benefit trusts                     (2,052)        974      1,006
 Investments - non-utility                      362      (1,290)    (1,673)
 Other                                       (1,363)       (153)      (655)
                                           -------------------------------
    Net cash used in investing activities   (44,258)    (46,273)   (40,515)
                                           -------------------------------
Financing Activities:
 Issuance of first mortgage bonds            25,000           -          -
 Issuance of short-term debt - net              100       6,000     26,000
 Issuance of common stock                     2,970      33,380      1,973
 Dividends paid                             (22,046)    (20,015)   (19,126)
 Retirement of first mortgage bonds               -           -    (11,991)
 Other                                         (228)     (1,331)      (144)
                                           -------------------------------
           Net cash provided by (used in)
              financing activities            5,796      18,034     (3,288)
                                           -------------------------------
Net Decrease in Cash and
 Cash Equivalents                             2,805         (33)      (118)
Cash and Cash Equivalents at Beg. of Year     1,555       1,588      1,706
                                           -------------------------------
Cash and Cash Equivalents at End of Year    $ 4,360     $ 1,555    $ 1,588
                                           ===============================
Supplemental Disclosure of Cash Paid
 During the Year for:
  Interest                                  $16,541     $17,742    $15,769
  Income taxes                               27,478       4,088     11,732

See the accompanying notes to financial statements.

SCHEDULE OF INCOME TAXES (Note 7)
(Thousands of Dollars)
-------------------------------------------------------------------------
Years Ended September 30                       1996       1995       1994
-------------------------------------------------------------------------
Included in Statements of
 Consolidated Income as:
  Utility Operating Expenses:
    Federal
      Current                               $23,499    $   347    $10,286
      Deferred                               (8,465)     8,474        720
      Investment tax credit
         adjustments - net                     (348)      (350)      (352)
    State and local
      Current                                 3,930         65      1,708
      Deferred                               (1,268)     1,342        155
                                            -----------------------------
                                             17,348      9,878     12,517
                                            -----------------------------

  Off System Sales:
    Federal
      Current                                 1,184          -          -
      Deferred                                  (99)         -          -
    State and local
      Current                                   186          -          -
      Deferred                                  (16)         -          -
                                            -----------------------------
                                              1,255          -          -
                                            -----------------------------

  Miscellaneous Income and Income Deductions:
    Federal
      Current                                   180        239        160
      Deferred                                 (347)        (5)       (12)
      Investment tax credit
         adjustments - net                       (1)        (1)        (2)
    State and local
      Current                                    17         19        (24)
      Deferred                                  (54)        (1)        (1)
                                            -----------------------------
                                               (205)       251        121
                                            -----------------------------
    Total                                   $18,398    $10,129    $12,638
                                            =============================


See the accompanying notes to financial statements.


SCHEDULE OF INTERIM FINANCIAL INFORMATION
(Unaudited) (Note 10)
(Thousands of Dollars Except Per Share Amounts)
---------------------------------------------------------------------------
Three Months Ended                  Dec. 31   March 31   June 30  Sept. 30
---------------------------------------------------------------------------
1996
Utility Operating Revenues         $154,981   $246,593   $86,022   $57,220
Utility Operating Income (Loss)      19,689     27,218     3,094    (1,591)
Net Income (Loss)                    15,738     24,041      (399)   (6,556)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)           $.90      $1.37     $(.02)    $(.37)


---------------------------------------------------------------------------
Three Months Ended                   Dec. 31   March 31   June 30  Sept. 30
---------------------------------------------------------------------------
1995
Utility Operating Revenues         $122,203   $191,627   $67,598   $50,489
Utility Operating Income (Loss)      13,988     22,463     2,154      (275)
Net Income (Loss)                     9,210     18,069    (1,971)   (4,407)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)           $.58      $1.15     $(.12)    $(.25)


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

      Nature of Operations - Laclede Gas Company is a public utility engaged in the retail distribution of natural gas. The Company serves an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. As an adjunct to its gas distribution business, the Company operates underground natural gas storage fields and is engaged in the transportation and storage of liquid propane. Since 1968, the Company has also made investments in some non-utility businesses as part of a diversification program.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

      System of Accounts - The accounts of the Company are maintained in accordance with the uniform system of accounts prescribed by the Missouri Public Service Commission (MoPSC), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission.

      Utility Plant, Depreciation and Amortization - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and such costs, plus removal costs, less salvage are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to operating expenses.
      Utility plant, excluding exploration and development, is depreciated on the straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation in 1996, 1995 and 1994 averaged approximately 3.3%, 3.3% and 2.8%, respectively, of the original cost of depreciable property. In August 1994, the MoPSC approved a settlement agreement in the Company's 1994 general rate case which authorized a net increase in depreciation rates for the Company effective on September 1, 1994.

      Regulated Operations - The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

      The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:
(Thousands of Dollars)                      1996          1995
--------------------------------------------------------------
Regulatory Assets:
Amounts due from customers for
  future income taxes                    $32,090       $32,235
Pension costs                              3,595         3,514
Unamortized loss on reacquired debt        1,209         1,450
Unamortized purchased gas adjustments          -         9,776
Other                                        260           693
                                         ---------------------
Total Regulatory Assets                  $37,154       $47,668
                                         =====================

Regulatory Liabilities:
Unamortized investment tax credits       $ 7,669       $ 8,018
Amounts due to customers for
  future income taxes                          -           294
Purchased gas costs                          445         1,157
Unamortized purchased gas adjustments     26,744             -
Other                                        311           422
                                         ---------------------
Total Regulatory Liabilities             $35,169       $ 9,891
                                         =====================

      Gas Stored Underground - Inventory of gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use at September 30, 1996 and 1995 was less than the LIFO cost by $9,570,000 and $1,203,000, respectively. The inventory carrying value has not been reduced to market prices because, pursuant to the Company's Purchased Gas Adjustment Clause, actual gas costs are recovered in customer rates.

      Oil & Gas Exploration and Development - The Company uses the full cost method of accounting for utility exploration and development costs as ordered by the MoPSC. Under the full cost method, all exploration and development costs of productive and non-productive wells are capitalized. Such costs are charged to expense based on oil and gas produced in relation to total estimated recoverable reserves. Depreciation and amortization charges amounted to $570,000 in 1996, $907,000 in 1995 and $812,000 in 1994.


      Operating Revenues - The Company records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.

      Purchased Gas Adjustments and Deferred Account - Pursuant to the provisions of the Company's Purchased Gas Adjustment (PGA) Clause, increases or decreases in gas costs are passed on to its customers. The difference between actual costs incurred and costs recovered through the application of the PGA is reflected as a deferred charge or credit until September 30, at which time the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in December. Previously, such differences were recovered over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.

      Income Taxes - The Company has elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, intangible drilling and unsuccessful exploration costs, and certain other costs are expensed currently for tax purposes while being deferred for book purposes. The provision for current income taxes reflects the tax treatment of these items. The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, will be reflected by entries to regulatory asset or liability accounts.
      The benefit of investment tax credits utilized prior to 1986 has been deferred and is being amortized in accordance with regulatory treatment over the useful life of the related property for financial statement purposes.

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

      Accounting Changes - The Financial Accounting Standards Board has issued various accounting standards that will become effective at some future date, including Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 125, "Accounting for Stock-Based Compensation". The Company does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

2.  Pension Plans and Other Postemployment Benefits
      The Company has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The Company's funding policy is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations.
      Pension costs in 1996, 1995 and 1994 amounted to $815,000, $(5,692,000) and $1,895,000, respectively, including amounts charged to construction.

      The net pension costs (credits) include the following components:
(Thousands of Dollars)                   1996       1995      1994
------------------------------------------------------------------
Service cost - benefits earned
   during the period                 $  7,780   $  6,412  $  6,467
Interest cost on projected
   benefit obligation                  13,456     13,966    13,132
Actual return on plan assets          (22,338)   (50,765)    9,849
Net amortization and deferral           1,835     28,184   (27,553)
Regulatory adjustment                      82     (3,489)        -
                                     -----------------------------
Net pension cost                     $    815   $ (5,692) $  1,895
                                     =============================

      The MoPSC ordered in the 1994 general rate case, effective October 1, 1994, certain pension costs to be recovered on a payment basis up to a $281,000 allowance, the difference between actual payments and the allowance to be deferred. The settlement in the Company's 1996 general rate case ordered the allowance to be changed to $313,000, effective September 1, 1996. The 1996 general rate case also provided for the full recovery, on a payment basis, of the costs deferred at April 30, 1996. The 1994 general rate case provided for the elimination of the corridor and a ten-year amortization period for unrecognized gains and losses. Beginning in 1997, the amortization period for unrecognized gains and losses will be a five-year period, as ordered in the 1996 general rate case. Other variances in net pension cost are primarily attributable to actuarial and investment experience.

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at September
30:
(Thousands of Dollars)                             1996       1995
------------------------------------------------------------------
Actuarial present value of
  benefit obligation:
  Vested benefit obligation                    $120,845   $128,508
                                               ===================
  Accumulated benefit obligation               $142,560   $149,641
                                               ===================
  Projected benefit obligation                 $181,799   $187,522
Plan assets at fair value                       251,478    256,662
                                               -------------------
Plan assets in excess of
 projected benefit obligation                    69,679     69,140
Unrecognized net gain                           (45,974)   (51,803)
Unrecognized prior service cost                  13,796     14,856
Unrecognized net transition asset                (5,605)    (7,156)
Minimum liability adjustment                     (1,794)    (2,449)
                                               -------------------
Prepaid pension cost recognized in the
 consolidated balance sheets                   $ 30,102   $ 22,588
                                               ===================

      The projected benefit obligation, which is based on a June 30 measurement date, was determined using a weighted-average discount rate of 7.75% for 1996 and 1995, and a weighted-average rate of future compensation of 4.75% for 1996 and 1995. The expected long-term rate of return on plan assets was 8.25% for 1996 and 1995.
      Pursuant to the provisions of the Company's pension plans, pension obligations may be settled by lump-sum cash payments. Settlements in 1996 and 1995 resulted in pre-tax gains of approximately $5,024,000 and $3,937,000, respectively. There were no such gains in 1994.
      The cost of the Company's defined contribution plans, which cover substantially all employees, amounted to $2,022,000, $1,803,000 and $1,706,000 for the years 1996, 1995 and 1994, respectively.
      The Company also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.
      State law provides for the recovery in rates of Statement of Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. The Company established Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities. The unrecognized transition obligation is being amortized over 20 years.
      Postretirement benefit costs in 1996, 1995 and 1994 amounted to approximately $4,608,000, $6,100,000 and $6,063,000, respectively, including amounts charged to construction.

      The 1996 and 1995 net postretirement benefit costs consisted of the following components:
(Thousands of Dollars)                   1996     1995       1994
-----------------------------------------------------------------
Service cost - benefits earned
   during the period                   $1,528   $1,568     $1,597
Interest cost on accumulated
   postretirement benefit obligation    2,479    2,676      2,767
Actual return on plan assets             (129)       -          -
Amortization of transition obligation   1,267    1,267      1,699
Net amortization and deferral            (160)     (97)         -
Regulatory adjustment                    (377)     686          -
                                       --------------------------
Net postretirement benefit cost        $4,608   $6,100     $6,063
                                       ==========================

      The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at
September 30:
(Thousands of Dollars)                            1996       1995
-----------------------------------------------------------------
Accumulated postretirement benefit
 obligation (APBO):
   Retirees                                   $(15,670)  $(19,286)
   Active Employees                            (17,025)   (15,162)
                                              -------------------
Total APBO                                     (32,695)   (34,448)
Plan assets at fair value                        3,235      1,450
                                              -------------------
APBO in excess of plan assets                  (29,460)   (32,998)
Unrecognized transition obligation              21,514     22,781
Unrecognized prior service cost                  5,079      5,271
Unrecognized net gain                           (5,034)    (3,479)
                                              -------------------
Accrued postretirement benefit cost           $ (7,901)  $ (8,425)
                                              ===================

       The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% for 1996, and gradually decreases each successive year until it reaches 5% in 1998. A one percent increase in the assumed health care cost trend rate for each year would increase accumulated postretirement benefit costs as of September 30, 1996 by $977,000 and the sum of the service cost and interest cost by approximately $212,000. The accumulated postretirement benefit obligation was determined using a weighted-average discount rate of 7.75% for 1996 and 1995, and a weighted-average rate of future compensation of 4.75% for 1996 and 1995.
       The 1994 rate case settlement provided for the deferral, net of any applicable tax effects, of the difference between the costs funded by the Company and a $6,100,000 allowance of annualized OPEB costs included in rates. The settlement of the 1996 general rate case ordered the allowance to be changed to $4,265,000, effective September 1, 1996. Any such deferrals will be reflected in rates established in the next general rate case proceeding.

3.  Common Stock and Paid-in Capital
      The Company issued 137,913 and 174,604 shares of its common stock during fiscal years 1996 and 1995, respectively, under its Dividend Reinvestment and Stock Purchase Plan.
      Total shares of common stock outstanding were 17,557,540 at September 30, 1996.
      the Company's Shareholder Rights Plan, adopted in 1986, expired on May 1, 1996. The Company decided to keep such protection in place by adopting a replacement plan. On March 14, 1996, the Company declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1996, each of which common share purchase rights gives the Rightholder the right to purchase one common share for a purchase price of $60, subject to adjustment. The rights expire on May 1, 2006, and may be redeemed by the Company for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% or more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, at the purchase price, the number of shares equal to the purchase price (initially $60 per share) divided by one-half of the market price. Alternatively, the Company may exchange each Right for one share of Company common stock. A total of 17,557,540 rights were outstanding at September 30, 1996.
      Paid-in capital increased $2,804,000 in 1996 primarily due to the issuance of common stock under the Dividend Reinvestment and Stock Purchase Plan, partially offset by expenses related to the replacement of the Company's Shareholder Rights Plan. In 1995, paid-in capital increased $30,299,000 due to the sale of 1,575,000 shares of common stock through a public offering and the issuance of common stock under the Dividend Reinvestment and Stock Purchase Plan.

4.  Redeemable Preferred Stock
      The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Board of Directors. The redemption price is equal to par of $25.00 a share.
      During 1996, 1995, and 1994 no shares of preferred stock were reacquired.
      Any default in a sinking fund payment must be cured before the Company may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the five years subsequent to September 30, 1996 are:
1997-1999, none; 2000, $37,000; 2001, $197,000.

5.  Long-Term Debt
      There are no maturities or sinking fund requirements on long-term debt for the five years subsequent to September 30, 1996.
      In November 1995, the Company issued $25 million of 6 1/2% First Mortgage Bonds at a cost to the Company of 6.55%. The proceeds of the issuance were used to reduce outstanding short-term borrowings.
      Substantially all of the Company's utility plant is subject to the liens of its mortgage.

      The Company's mortgage contains provisions which restrict retained earnings from declaration or payment of cash dividends. As of September 30, 1996, approximately $183,700,000 of consolidated retained earnings was free from such restrictions.

6.  Fair Value of Financial Instruments

      The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1996 and 1995 are as follows:
                                               Carrying       Fair
(Thousands of Dollars)                           Amount      Value
------------------------------------------------------------------
1996:
Cash and cash equivalents                      $  4,360   $  4,360
Short-term debt                                  59,600     59,600
Long-term debt                                  179,346    185,404
Redeemable preferred stock                        1,960      1,797
1995:
Cash and cash equivalents                      $  1,555   $  1,555
Short-term debt                                  59,500     59,500
Long-term debt                                  154,279    168,397
Redeemable preferred stock                        1,960      1,644

      The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt and preferred stock is estimated based on market prices for similar issues.

7.  Income Taxes
      Net provisions for income taxes were charged during the years ended September 30, 1996, 1995 and 1994 as shown on the Schedule of Income Taxes. The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

                                                    1996     1995     1994
---------------------------------------------------------------------------
Federal income tax statutory rate                   35.0%    35.0%    35.0%
State and local income taxes,
   net of federal income tax benefits                3.6      3.0      3.4
Certain expenses capitalized on books
   and deducted on tax return                        (.6)    (3.3)    (3.0)
Reversal of deferred taxes related to gas costs        -        -      (.1)
Taxes related to prior years                        (1.4)    (1.3)       -
Other items - net                                    (.7)     (.8)     1.0
                                                    ----------------------
Effective income tax rate                           35.9%    32.6%    36.3%
                                                    ======================

      The significant items comprising the Company's net deferred tax liability recognized in the consolidated balance sheets as of September 30 are as follows:
(Thousands of Dollars)                               1996         1995
----------------------------------------------------------------------
Deferred tax assets:
   Reserves not currently deductible              $15,869      $12,927
   Unamortized investment tax credits               4,828        5,048
   Other                                            3,165        2,661
                                                  -------      -------
      Total deferred tax assets                    23,862       20,636
                                                  -------      -------
Deferred tax liabilities:
   Relating to utility property                    90,185       86,997
   Pension                                         14,782       11,538
   Other                                           (7,433)       5,831
                                                  -------      -------
      Total deferred tax liabilities               97,534      104,366
                                                  -------      -------
Net deferred tax liability                         73,672       83,730

Net deferred tax asset (liability) - current        4,477         (167)
                                                  -------      -------
Net deferred tax liability - non-current          $78,149      $83,563
                                                  =======      =======

8.  Notes Payable and Credit Agreements
      The Company has primary lines of bank credit which permit borrowing of up to $40 million at any time before January 31, 1997. Such borrowings are on a 90-day basis, renewable from time to time, with no note maturing beyond June 30, 1997. The borrowings may be repaid at any time without penalty. The Company anticipates renewal of these primary lines totaling $40 million in January 1997. These, together with the Company's previously obtained supplemental line of credit, which aggregated about $50 million through March 1, 1996, (the supplemental line of credit was increased to $60 million for one day on November 20, 1995), provided total lines of credit of $90 million for the 1995-1996 heating season. Since cash needs typically decline at the end of the heating season, the Company reduced the supplemental line of credit to $15 million from March 1, 1996 through April 1, 1996 and allowed the supplemental line of credit to expire on April 1, 1996. In August 1996, the Company obtained a $60 million supplemental line of credit which extends until March 1, 1997. The Company plans to increase the supplemental line of credit to $90 million effective on January 1, 1997, which would provide total lines of credit of $130 million. The Company anticipates that the supplemental line will be reduced below $60 million after March 1, 1997.
      Alternatively, the Company has an agreement for the issuance of commercial paper which is supported by the bank loan lines of credit.
During fiscal year 1996, the Company's short-term borrowing requirements were met by the sale of commercial paper. As of September 30, 1996, the Company had $59.6 million in commercial paper outstanding at an average interest rate of 5.6%.

9.  Commitments and Contingencies
      The Company estimates fiscal year 1997 utility construction expenditures at $39,200,000. The lease agreement covering the Company's general office space extends through February 2000 with options to renew for up to 20 additional years. The aggregate rental expense for fiscal years 1996, 1995 and 1994 was $785,000, $780,000 and $770,000, respectively.
Annual minimum rental payments for fiscal years 1997-1999 are $785,000 per year. The lease agreement provides for an annual rent escalation which is not determinable as of the balance sheet date; however, the maximum amount of rental expense increase is $8,800 per year. The Company has other rental arrangements which provide for minimum rental payments that are relatively minor. The Company has entered into various contracts which in the aggregate require it to pay approximately $87 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the Purchased Gas Adjustment Clause of the Company's tariff. The contracts have various expiration dates ranging from 1997 to 2001.
      A consolidated subsidiary is a general partner in an unconsolidated partnership which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $8.1 million incurred in connection with various real estate ventures. The Company has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. The Company further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
      The Company has a labor agreement, which expires July 31, 1997, with Locals 5-6 and 5-194 of the Oil, Chemical and Atomic Workers International. The two unions represent approximately 70% of the Company's workforce.
     The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. In the past, the Company operated various manufactured gas plants which produced by-products and residuals, including various hydrocarbons. Certain remnants of these residuals are typically found at former gas manufacturing sites. The United States Environmental Protection Agency (EPA) and the Company determined that such residuals were present at one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). The Company and EPA also agreed to a plan under which the Company would perform certain tests, analyses, and evaluations at the Shrewsbury Site. After reviewing the results of this investigation, the EPA suggested, and the Company agreed to perform, a limited removal of some contaminants on small areas of the site. Subsequently, the Missouri Department of Natural Resources (MoDNR) suggested some additional possible actions at the site, most of which the Company also agreed to perform. After the Company's response to MoDNR's initial suggestions, MoDNR expressed further concerns, and has suggested further evaluation measures. The Company has contested these expressions of further concern, and has provided detailed technical support for the Company's position to the MoDNR and EPA. Currently, the MoDNR and EPA are considering the Company's response.
     At this time, given the lack of final agreement as to whether any additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. If the limited removal actions agreed to by the Company and EPA are implemented, together with the initial MoDNR suggested actions, the Company estimates that the overall approximate costs, including EPA's oversight and other associated legal, investigation and engineering consulting expenses, will range from $600,000 to $715,000. As of September 30, 1996, $482,000 of such overall costs had been paid, and an additional $118,000 was reserved by the Company. If the Company is required to take any additional actions with regard to the site, the Company may have to incur additional costs, the extent of which cannot practicably be estimated currently. The Company has notified its insurers that the Company intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.
     In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri environmental remediation program. Preliminary tests conducted by MoDNR at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company and MoDNR have agreed that the Company's initial investigation should focus mainly on determining whether ground water is contaminated and, if so, whether it presents any risks to
receptor populations.   The Company currently estimates that the cost of its
investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to the site will together approximate $75,000. As of September 30, 1996, $7,000 had been paid and an additional $68,000 was reserved on the Company's books. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.
     The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity with regard to the above two former manufactured gas plant sites.
     As a part of a 1994 rate case settlement, the MoPSC approved an environmental cost deferral procedure, effective September 1, 1994, for the Company's use in applying for appropriate rate recovery of various investigation, remediation and other costs in connection with manufactured gas plants. In the Company's most recent rate case, the MoPSC approved, effective September 1, 1996, the continued use of a similar cost deferral mechanism. This authorization will be null and void if the Company does not file to further adjust its rates by September 1, 1998; and, in any event the recovery of costs thus deferred may be challenged in future rate proceedings.
      The Company is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.

10.  Interim Financial Information (Unaudited)
      In the opinion of the Company, the quarterly information presented in the Schedule of Interim Financial Information for fiscal years 1996 and 1995 includes all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis reflect the seasonal nature of the Company's business.



Item 9.  Changes in and Disagreements on Accounting and Financial
         Disclosure

There have been no disagreements on accounting and financial disclosure with the Company's outside auditors which are required to be disclosed.


                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

The information concerning directors required by this item is set forth on pages 3 through 7 in the Company's proxy statement dated December 20, 1996 and is incorporated herein by reference.

The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this item is set forth on pages 8 through 17 in the Company's proxy statement dated December 20, 1996 and is incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation" and "Performance Graph" on pages 13 through 16 of such proxy statement is expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth on pages 6 through 7 in the Company's proxy statement dated December 20, 1996 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

There were no transactions required to be disclosed pursuant to this item.

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a) 1.  Consolidated Financial Statements:                   1996 10-K Page

        For Years Ended September 30, 1996, 1995, and 1994:
          Statements of Income                                     21
          Statements of Retained Earnings                          22
          Statements of Cash Flows                                 26
          Schedule of Income Taxes                                 27
        As of September 30, 1996 & 1995:
          Balance Sheets                                          23-24
          Statements of Capitalization                             25
        For Years Ended 1996 & 1995:
          Schedule of Interim Financial Information                28
        Notes to Financial Statements                             29-40
        Independent Auditors' Report                               19
        Management Report                                          20

    2.  Supplemental Schedules

        II - Reserves                                              45

        Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.  Exhibits

        Incorporated herein by reference to Index to Exhibits, page 46.

(b) During the last quarter of fiscal year 1996, no reports on Form 8-K were required to be filed by the Company.

(c) Management contracts and compensatory plans or arrangements listed in the Index to Exhibits required to be filed as exhibits to this form pursuant to Item 14(c) of this report:

Exhibit No.   Description
10.01    -    Incentive Compensation Plan of the Company, as
              amended.
10.01a    -   Amendment adopted by the Board of Directors on
              July 26, 1990 to the Incentive Compensation Plan.
10.01b    -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan.
10.01c    -   Amendments to Laclede Gas Company Incentive
              Compensation Plan, effective January 26, 1995.
10.02     -   Senior Officers' Life Insurance Program of the
              Company, as amended.
10.02a    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on June 27, 1991
              amending the Senior Officers' Life Insurance
              Program.
10.02b    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on January 28, 1993
              amending the Senior Officers' Life Insurance Program.
10.03     -   Employees' Retirement Plan of Laclede Gas Company
              Management Employees, effective as of July 1,
              1990, as amended.
10.03a    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              by the Board of Directors on September 27, 1990.
10.03b    -   Amendments dated December 12, 1990 to the
              Employees' Retirement Plan of Laclede Gas Company
              Management Employees.
10.03c    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              January 10, 1994.
10.03d    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              July 29, 1994.
10.03e    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              February 21, 1995.
10.03f    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              March 7, 1995.
10.03g    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              September 11, 1995.
10.03h    -   Amendments to the Employees Retirement Plan of Laclede Gas
              Company - Management Employees.
10.04     -   Laclede Gas Company Supplemental Retirement
              Benefit Plan, as amended and restated effective
              July 25, 1991.
10.05     -   Laclede Gas Company Salary Deferral Savings Plan,
              as amended through February 27, 1992.

10.05a    -   Amendment to the Company's Salary Deferral Savings
              Plan, effective January 31, 1992, adopted by the
              Board of Directors on August 27, 1992.
10.05b    -   Amendment to the Company's Salary Deferral Savings
              Plan dated January 10, 1994.
10.05c    -   Amendments to the Company's Salary Deferral
              Savings Plan, dated July 29, 1994.
10.05d    -   Amendments to the Company's Salary Deferral
              Savings Plan effective August 1, 1994 adopted by
              the Board of Directors on August 25, 1994.
10.05e    -   Amendments to the Company's Salary Deferral
              Savings Plan dated September 27, 1994.
10.05f    -   Amendments to the Company's Salary Deferral
              Savings Plan dated February 21, 1995.
10.05g    -   Amendments to the Company's Salary Deferral
              Savings Plan dated March 7, 1995.
10.05h    -   Amendments to the Company's Salary Deferral
              Savings Plan dated June 26, 1995.
10.05i    -   Amendments to the Company's Salary Deferral
              Savings Plan dated August 3, 1995.
10.06     -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981.
10.06a    -   First Amendment to the Company's Deferred
              Compensation Plan for Non-Employee Directors,
              adopted by the Board of Directors on July 26, 1990.
10.06b    -   Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the
              Board of Directors on August 27, 1992.
10.08     -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985.
10.08a    -   First Amendment to Retirement Plan for the
              Company's Non-Employee Directors, adopted by the
              Board of Directors on July 26, 1990.
10.08b    -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992.
10.09     -   Salient Features of the Laclede Gas Company Deferred Income
              Plan for Directors and Selected Executives, including
              amendments adopted by the Board of Directors on
              July 26, 1990.
10.09a    -   Amendment to the Company's Deferred Income Plan for Directors
              and Selected Executives, adopted by the Board of Directors on
              August 27, 1992.
10.10     -   Form of Indemnification Agreement between the Company and its
              Directors and Officers.
10.11     -   Laclede Gas Company Management Continuity Protection Plan, as
              amended, effective at the close of business on January 27,
              1994, by the Board of Directors.
10.12     -   Laclede Gas Company Restricted Stock Plan for Non-Employee
              Directors, effective as of January 25, 1990.
10.12a    -   Extension and amendment of the Laclede Gas Company
              Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 17, 1994.
10.14     -   Salient Features of the Laclede Gas Company Deferred Income
              Plan II for Directors and Selected Executives adopted by the Board of Directors on September 23, 1993.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LACLEDE GAS COMPANY


December 20, 1996                      By     Gerald T. McNeive, Jr.
                                              Gerald T. McNeive, Jr.
                                         Senior Vice President - Finance
                                           and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                      Title

12/19/96           Robert C. Jaudes           Chairman of the Board,
                   Robert C. Jaudes           President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)


12/19/96           Gerald T. McNeive, Jr.     Senior Vice President -
                   Gerald T. McNeive, Jr.     Finance and Chief Financial
                                              Officer (Principal Financial
                                              and Accounting Officer)


12/19/96           Andrew B. Craig, III       Director
                   Andrew B. Craig, III


12/19/96           Richard E. Beumer          Director
                   Richard E. Beumer


12/19/96           Henry Givens, Jr.          Director
                   Henry Givens, Jr.


12/19/96           C. Ray Holman              Director
                   C. Ray Holman


12/19/96           Mary Ann Krey              Director
                   Mary Ann Krey


12/19/96           William E. Nasser          Director
                   William E. Nasser


                   _______________            Director
                   Robert P. Stupp


12/19/96           H. Edwin Trusheim          Director
                   H. Edwin Trusheim

                                   SCHEDULE II
                    LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                                    RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
---------------------------------------------------------------------------
COLUMN A           COLUMN B       COLUMN C          COLUMN D       COLUMN E
                 BALANCE AT   ADDITIONS CHARGED   DEDUCTIONS        BALANCE
                  BEGINNING       TO    TO OTHER        FROM       AT CLOSE
DESCRIPTION       OF PERIOD   INCOME    ACCOUNTS    RESERVES      OF PERIOD
---------------------------------------------------------------------------
                                    (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 1996:
DOUBTFUL ACCOUNTS     $ 5,189   $7,072     $2,904 (a)  $7,181 (b)  $ 7,984
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,598   $1,675     $    -      $1,618 (c)  $ 3,655
 Deferred compensation  7,547    1,505       (196)        816        8,040
                      ----------------------------------------------------
              TOTAL   $11,145   $3,180     $ (196)     $2,434      $11,695
                      ====================================================

YEAR ENDED
SEPTEMBER 30, 1995:
DOUBTFUL ACCOUNTS     $ 4,943   $6,040     $3,397 (a)  $9,191 (b)  $ 5,189
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 4,070   $1,708     $    -      $2,180 (c)  $ 3,598
 Deferred compensation  7,175    1,079         30         737        7,547
                      ----------------------------------------------------
             TOTAL    $11,245   $2,787     $   30      $2,917      $11,145
                      ====================================================

YEAR ENDED
SEPTEMBER 30, 1994:
DOUBTFUL ACCOUNTS     $ 7,704   $2,818     $2,842 (a)  $8,421 (b)  $ 4,943
                      ====================================================

MISCELLANEOUS:
 Injuries and
 property damage      $ 3,684   $1,657     $    -      $1,271 (c)  $ 4,070
 Deferred compensation  6,777    1,010          -         612        7,175
 Equalization group
  insurance premium     4,754        -          -       4,754            -
                      ----------------------------------------------------
         TOTAL        $15,215   $2,667     $    -      $6,637      $11,245
                      ====================================================

(a)  Accounts reinstated, cash recoveries, etc.
(b)  Accounts written off.
(c)  Claims settled, less reimbursements from insurance companies.

                           INDEX TO EXHIBITS

Exhibit
  No.

3.01(i)*  -   Articles of Incorporation, as of February 11, 1994;
              filed as Exhibit 4(a) to the Company's Form S-3
              Registration Statement No. 33-52357.
3.01(ii)* -   By-Laws of the Company effective January 26, 1995;
              filed as Exhibit 4.2 to the Company's Registration
              Statement No. 33-58757.
4.01*     -   Mortgage and Deed of Trust, dated as of February 1,
              1945; filed as Exhibit 7-A to Registration Statement
              No. 2-5586.
4.02*     -   Fourteenth Supplemental Indenture, dated as of
              October 26, 1976; filed on June 26, 1979 as Exhibit b-4
              to Registration Statement No. 2-64857.
4.03*     -   Seventeenth Supplemental Indenture, dated as of May 15,
              1988; filed as Exhibit 28(a) to the Registration
              Statement No. 33-38413.
4.04*     -   Eighteenth Supplemental Indenture, dated as of
              November 15, 1989; filed as Exhibit 28(b) to the
              Registration Statement No. 33-38413.
4.05*     -   Nineteenth Supplemental Indenture, dated as of May 15,
              1991; filed on May 16, 1991 as Exhibit 4.01 to the
              Company's Form 8-K (File No. 1-1822).
4.06*     -   Twentieth Supplemental Indenture, dated as of
              November 1, 1992; filed on November 4, 1992 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.07*     -   Twenty-First Supplemental Indenture, dated as of May 1,
              1993; filed on May 13, 1993 as Exhibit 4.01 to the
              Company's Form 8-K (File No. 1-1822).
4.08*     -   Twenty-Second Supplemental Indenture dated as of
              November 15, 1995; filed on December 8, 1995 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.09*     -   Laclede Gas Company Board of Directors' Resolution dated
              August 28, 1986 which generally provides that the Board
              may delegate its authority in the adoption of certain
              employee benefit plan amendments to certain designated
              Executive Officers; filed as Exhibit 4.12 to the
              Company's 10-K for the fiscal year ended September 30,
              1991 (File No. 1-1822).
4.09a*    -   Laclede Gas Company Board of Directors' Resolutions
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

                           INDEX TO EXHIBITS

Exhibit
  No.


4.10*     -   Laclede Gas Company Wage Deferral Savings Plan,
              incorporating amendments through December 12, 1990;
              filed as Exhibit 4.13 to the Company's 10-K for the
              fiscal year ended September 30, 1991 (File No. 1-1822).
4.10a*    -   Amendments to the Company's Wage Deferral and Salary
              Deferral Savings Plans, effective May 1, 1992, adopted
              by the Board of Directors on February 27, 1992; filed as
              Exhibit 4.13 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1992 (File No. 1-1822).
4.10b*    -   Amendment to the Company's Wage Deferral Savings Plan,
              effective August 1, 1992, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 4.13b to
              the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
4.10c*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated July 29, 1994; filed as Exhibit 4.09c to the
              Company's 10-K for the fiscal year ended September 30,
              1994 (File No. 1-1822).
4.10d*    -   Amendments to the Company's Wage Deferral Savings Plan
              effective August 1, 1994 and adopted by the Board of
              Directors August 25, 1994; filed as Exhibit 4.09d to
              the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
4.10e*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated February 21, 1995; filed as Exhibit 4.1 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
4.10f*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated March 7, 1995; filed as Exhibit 4.2 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
4.10g*    -   Amendments to the Laclede Gas Company Wage Deferral
              Savings Plan dated June 26, 1995; filed as Exhibit 4.1
              to the Company's 10-Q for the fiscal quarter ended
              June 30, 1995 (File No. 1-1822).
4.11*     -   Missouri Natural Gas Division of the Laclede Gas Company
              Dual Savings Plan incorporating amendments through December 12, 1990; filed as Exhibit 4.01 to the
              Company's 10-Q for the fiscal quarter ended December 31, 1990 (File No. 1-1822).






   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS

Exhibit
  No.


4.11a*    -   Amendment to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan effective
              April 11, 1993, adopted by the Board of Directors on
              August 26, 1993; filed as Exhibit 4.10a to the Company's
              10-K for the fiscal year ended September 30, 1993 (File
              No. 1-1822).
4.11b*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated July 29,
              1994; filed as Exhibit 4.10b to the Company's 10-K for
              the fiscal year ended September 30, 1994 (File No.
              1-1822).
4.11c*    -   Amendment dated October 27, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual Savings
              Plan; filed as Exhibit 4.1 to the Company's 10-Q for the
              fiscal quarter ended December 31, 1994 (File No. 1-1822).
4.11d*    -   Amendment dated November 21, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual Savings
              Plan; filed as Exhibit 4.2 to the Company's 10-Q for the
              fiscal quarter ended December 31, 1994 (File No. 1-1822).
4.11e*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated February 21,
              1995; filed as Exhibit 4.3 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
4.11f*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated March 7,
              1995; filed as Exhibit 4.4 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
4.11g*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted by the
              Laclede Gas Company Board of Directors on May 25, 1995;
              filed as Exhibit 4.2 to the Company's 10-Q for the
              fiscal quarter ended June 30, 1995 (File No. 1-1822).
4.11h*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated June 26,
              1995; filed as Exhibit 4.3 to the Company's 10-Q for the
              fiscal quarter ended June 30, 1995 (File No. 1-1822).
4.11i*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated August 3,
              1995; filed as Exhibit 4.10i to the Company's 10-K for
              the fiscal year ended September 30, 1995 (File No.
              1-1822).
4.12*     -   Rights Agreement dated as of April 3, 1996; filed on
              April 3, 1996 as Exhibit 1 to the Company's Form 8-A
              (File No. 1-1822).


   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS

Exhibit
  No.


10.01*    -   Incentive Compensation Plan of the Company, as amended;
              filed as Exhibit 10.03 to the Company's 10-K for the
              fiscal year ended September 30, 1989 (File No. 1-1822).
10.01a*   -   Amendment adopted by the Board of Directors on July 26,
              1990 to the Incentive Compensation Plan; filed as
              Exhibit 10.02a to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.01b*   -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan;
              filed as Exhibit 10.02b to the Company's 10-K for the
              fiscal year ended September 30, 1990 (File No. 1-1822).
10.01c*   -   Amendments to Laclede Gas Company Incentive Compensation
              Plan, effective January 26, 1995; filed as Exhibit 10.3
              to the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
10.02*    -   Senior Officers' Life Insurance Program of the Company,
              as amended; filed as Exhibit 10.03 to the Company's 10-K
              for the fiscal year ended September 30, 1990 (File
              No. 1-1822).
10.02a*   -   Certified copy of resolutions of the Company's Board of
              Directors adopted on June 27, 1991 amending the Senior
              Officers' Life Insurance Program; filed as Exhibit 10.01
              to the Company's 10-Q for the fiscal quarter ended
              June 30, 1991 (File No. 1-1822).
10.02b*   -   Certified copy of resolutions of the Company's Board of
              Directors adopted on January 28, 1993 amending the
              Senior Officers' Life Insurance Program; filed as
              Exhibit 10.03 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1993 (File No. 1-1822).
10.03*    -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990, as
              amended; filed as Exhibit 10.01 to the Company's 10-Q
              for the fiscal quarter ended June 30, 1990 (File
              No. 1-1822).
10.03a*   -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees adopted by the Board
              of Directors on September 27, 1990; filed as
              Exhibit 10.04a to the Company's 10-K for the fiscal year
              ended September 30, 1990 (File No. 1-1822).
10.03b*   -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management
              Employees; filed as Exhibit 10.04b to the Company's 10-K for the fiscal year ended September 30, 1990 (File
              No. 1-1822).


   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS

Exhibit
  No.


10.03c*   -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated January 10,
              1994; filed as Exhibit 10.01 to the Company's 10-Q for
              the fiscal quarter ended December 31, 1993 (File No.
              1-1822).
10.03d*   -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated July 29, 1994;
              filed as Exhibit 10.3d to the Company's 10-K for the
              fiscal year ended September 30, 1994 (File No. 1-1822).
10.03e*   -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated February 21,
              1995; filed as Exhibit 10.4 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1995 (File No.
              1-1822).
10.03f*   -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated March 7, 1995;
              filed as Exhibit 10.5 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
10.03g*   -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated September 11,
              1995; filed as Exhibit 10.03g to the Company's 10-K for
              the fiscal year ended September 30, 1995 (File No.
              1-1822).
10.03h    -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated August 14, 1996.
10.04*    -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25, 1991;
              filed as Exhibit 10.05 to the Company's 10-K for the
              fiscal year ended September 30, 1991 (File No. 1-1822).
10.04a*   -   Trust Agreement with Boatmen's Trust Company, dated
              September 4, 1990; filed as Exhibit 10.05c to the
              Company's 10-K for the fiscal year ended September 30,
              1990 (File No. 1-1822).
10.04b*   -   First Amendment to Laclede Gas Company Trust Agreement
              dated as of September 4, 1990, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit
              10.05(b) to the Company's 10-K for the fiscal year ended
              September 30, 1993 (File No. 1-1822).
10.05*    -   Laclede Gas Company Salary Deferral Savings Plan, as
              amended through February 27, 1992; filed as Exhibit
              10.08 to the Company's 10-Q for the fiscal quarter ended
              March 31, 1992 (File No. 1-1822).
10.05a*   -   Amendment to the Company's Salary Deferral Savings Plan,
              effective January 31, 1992, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.08a to the Company's Form 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).

   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS

Exhibit
  No.


10.05b*   -   Amendment to the Company's Salary Deferral Savings Plan
              dated January 10, 1994; filed as Exhibit 10.02 to the
              Company's 10-Q for the fiscal quarter ended December 31,
              1993 (File No. 1-1822).
10.05c*   -   Amendments to the Company's Salary Deferral Savings
              Plan, dated July 29, 1994; filed as Exhibit 10.05c to
              the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.05d*   -   Amendments to the Company's Salary Deferral Savings Plan
              effective August 1, 1994 adopted by the Board of
              Directors on August 25, 1994; filed as Exhibit 10.05d
              to the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.05e*   -   Amendments to the Company's Salary Deferral Savings Plan
              dated September 27, 1994; filed as Exhibit 10.05e to the
              Company's 10-K for the fiscal year ended September 30,
              1994 (File No. 1-1822).
10.05f*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated February 21, 1995; filed as Exhibit 10.1 to
              the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
10.05g*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated March 7, 1995; filed as Exhibit 10.2 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
10.05h*   -   Amendments to the Company's Salary Deferral Savings Plan
              dated June 26, 1995; filed as Exhibit 10.1 to the
              Company's 10-Q for the fiscal quarter ended June 30, 1995
              (File No. 1-1822).
10.05i*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated August 3, 1995; filed as Exhibit 10.05 to the
              Company's 10-K for the fiscal year ended September 30,
              1995 (File No. 1-1822).
10.06*    -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981; filed as
              Exhibit 10.12 to the Company's 10-K for the fiscal year
              ended September 30, 1989 (File No. 1-1822).
10.06a*   -   First Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.09a to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).




   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS

Exhibit
  No.


10.06b*   -   Amendment to the Company's Deferred Compensation Plan
              for Non-Employee Directors, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 10.09b
              to the Company's Form 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
10.07*    -   Agency Agreement Between Laclede Gas Company and
              Mississippi River Transmission Corporation dated
              August 26, 1993; filed as Exhibit 10.10 to the Company's
              10-K for the fiscal year ended September 30, 1993 (File
              No. 1-1822).
10.07a    -   Agency Agreement between Laclede Gas Company and
              Mississippi River Transmission Corporation dated
              September 20, 1996 and effective November 1, 1996.
10.07b*   -   Propane sales contract between Phillips 66 Company and
              Laclede Pipeline Company, dated February 2, 1989; filed
              as Exhibit 10.10d to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.07c*   -   Amendment, dated August 6, 1992, to Propane Sales
              Contract between the Company and Phillips 66 Company;
              filed as Exhibit 10.10c to the Company's Form 10-K for
              the fiscal year ended September 30, 1992 (File
              No. 1-1822).
10.08*    -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985; filed as
              Exhibit 10.01 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1990 (File No. 1-1822).
10.08a*   -   First Amendment to Retirement Plan for the Company's
              Non-Employee Directors, adopted by the Board of
              Directors on July 26, 1990; filed as Exhibit 10.11a to
              the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.08b*   -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992; filed as Exhibit 10.11 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1992 (File No. 1-1822).
10.09*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan for Directors and Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to the Company's 10-K for the fiscal year ended September 30, 1991 (File No. 1-1822).




   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS

Exhibit
  No.


10.09a*   -   Amendment to the Company's Deferred Income Plan for
              Directors and Selected Executives, adopted by the Board
              of Directors on August 27, 1992; filed as Exhibit 10.12a
              to the Company's Form 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
10.10*    -   Form of Indemnification Agreement between the Company
              and its Directors and Officers; filed as Exhibit 10.13
              to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.11*    -   Laclede Gas Company Management Continuity Protection
              Plan, as amended, effective at the close of business on
              January 27, 1994, by the Board of Directors; filed as
              Exhibit 10.1 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1994 (File No. 1-1822).
10.12*    -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990; filed as Exhibit 10.03 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1990 (File No.
              1-1822).
10.12a*   -   Extension and amendment of the Laclede Gas Company
              Restricted Stock Plan for Non-Employee Directors adopted
              by the Board of Directors on November 17, 1994; filed as
              Exhibit 10.1 to the Company's 10-Q for the quarter ended
              December 31, 1994 (File No. 1-1822).
10.13*   -    Laclede Gas Company Trust Agreement with Boatmen's Trust
              Company, dated December 7, 1989; filed as Exhibit 10.16
              to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.13a*   -   First Amendment to Laclede Gas Company Trust Agreement,
              adopted by the Board of Directors on July 26, 1990;
              filed as Exhibit 10.16a to the Company's 10-K for the
              fiscal year ended September 30, 1990 (File No. 1-1822).
10.13b*   -   Second Amendment to Laclede Gas Company Trust Agreement
              dated as of December 7, 1989, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit 10.16b
              to the Company's 10-K for the fiscal year ended
              September 30, 1993 (File No. 1-1822).
10.14*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives
              adopted by the Board of Directors on September 23, 1993;
              filed as Exhibit 10.17 to the Company's 10-K for the
              fiscal year ended September 30, 1993 (File No. 1-1822).
10.15*    -   January 24, 1996 line of credit agreement with
              Mercantile Bank of St. Louis, National Association;
              filed as Exhibit 10.1 to the Company's 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-1822).

   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS

Exhibit
  No.


10.16*    -   January 16, 1996 line of credit agreement with The
              Boatmen's National Bank of St. Louis; filed as Exhibit
              10.4 to the Company's 10-Q for the fiscal quarter ended
              March 31, 1996 (File No. 1-1822).
10.17*    -   January 16, 1996 line of credit agreement with Commerce
              Bank, N.A.; filed as Exhibit 10.3 to the Company's 10-Q
              for the fiscal quarter ended March 31, 1996 (File No.
              1-1822).
10.18*    -   January 16, 1996 line of credit agreement with Chemical
              Bank; filed as Exhibit 10.2 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1996 (File No.
              1-1822).
10.19     -   Supplemental Line of Credit Agreement dated August 19,
              1996 among Laclede Gas Company, The Chase Manhattan
              Bank, The Boatmen's National Bank of St. Louis, and
              Mercantile Bank of St. Louis National Association.
12        -   Ratio of Earnings to Fixed Charges.
21        -   Subsidiaries of the Registrant.
23        -   Consent of Independent Public Accountants.
27        -   Financial Data Schedule UT


   * Incorporated herein by reference and made a part hereof.