Form 10-Q
period 1996-12-31
LACLEDE GAS CO
filed 1997-02-11
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1996

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

17,557,540 shares, Common Stock, par value $1 per share at 2/11/97.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES











                                  PART I

                          FINANCIAL INFORMATION






The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 1996.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                    STATEMENTS OF CONSOLIDATED INCOME
                               (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                        Three Months Ended
                                                           December 31,
                                                         1996        1995
                                                         ----        ----

Utility Operating Revenues                             $193,865    $154,981
                                                       --------------------
Utility Operating Expenses:
   Natural and propane gas                              120,248      88,677
   Other operation expenses                              21,289      18,339
   Maintenance                                            4,507       4,421
   Depreciation and amortization                          6,469       6,072
   Taxes, other than income taxes                        11,416       9,470
   Income taxes (Note 3)                                  9,393       8,313
                                                       --------------------
      Total Utility Operating Expenses                  173,322     135,292
                                                       --------------------
Utility Operating Income                                 20,543      19,689
Miscellaneous Income and Income Deductions - Net
   (less applicable income taxes) (Note 3)                  531         827
                                                       --------------------
Income Before Interest Charges                           21,074      20,516
                                                       --------------------
Interest Charges:
   Interest on long-term debt                             3,542       3,312
   Other interest charges                                 1,426       1,466
                                                       --------------------
      Total Interest Charges                              4,968       4,778
                                                       --------------------
Net Income                                               16,106      15,738
Dividends on Preferred Stock                                 24          24
                                                       --------------------
Earnings Applicable to Common Stock                    $ 16,082    $ 15,714
                                                       ====================

Average Number of Common Shares Outstanding              17,558      17,466

Earnings Per Share of Common Stock                        $ .92       $ .90

Dividends Declared Per Share of Common Stock              $.325       $.315



             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Dec. 31     Sept. 30
                                                         1996        1996
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS

Utility Plant                                          $787,904    $780,001
   Less:  Accumulated depreciation and amortization     332,322     327,836
                                                       --------------------
   Net Utility Plant                                    455,582     452,165
                                                       --------------------
Other Property and Investments                           25,074      24,265
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              7,556       4,360
   Accounts receivable - net                            121,370      45,578
   Materials, supplies, and merchandise at avg cost       5,464       5,634
   Natural gas stored underground for current use
      at LIFO cost                                       53,481      58,769
   Propane gas for current use at FIFO cost              13,209      12,655
   Prepayments                                            3,263       1,910
   Deferred income taxes                                 11,804       4,477
                                                       --------------------
      Total Current Assets                              216,147     133,383
                                                       --------------------
Deferred Charges                                         64,503      79,582
                                                       --------------------
Total Assets                                           $761,306    $689,395
                                                       ====================


             See notes to consolidated financial statements.



              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Dec. 31     Sept. 30
                                                         1996        1996
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,423,178 shares issued)            $ 19,423    $ 19,423
   Paid-in capital                                      61,205      61,205
   Retained earnings                                   194,607     184,232
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        251,218     240,843
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,363     179,346
                                                      --------------------
         Total Capitalization                          432,541     422,149
                                                      --------------------
Current Liabilities:
   Notes payable                                        92,000      59,600
   Accounts payable                                     66,566      20,637
   Refunds due customers                                 1,000       1,248
   Advance customer billings                                33       6,231
   Taxes accrued                                        12,856      10,212
   Unamortized purchased gas adjustments                21,234      26,744
   Other                                                19,603      21,776
                                                      --------------------
     Total Current Liabilities                         213,292     146,448
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                69,081      78,149
   Unamortized investment tax credits                    7,581       7,669
   Other                                                38,811      34,980
                                                      --------------------
      Total Deferred Credits and Other Liabilities     115,473     120,798
                                                      --------------------
Total Capitalization and Liabilities                  $761,306    $689,395
                                                      ====================


             See notes to consolidated financial statements.




              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                        Three Months Ended
                                                          December 31,
                                                         1996        1995
                                                         ----        ----
                                                     (Thousands of Dollars)

Operating Activities:
 Net Income                                           $ 16,106    $ 15,738
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       6,480       6,082
     Deferred income taxes and investment tax credits    1,910      (2,204)
     Other - net                                           148         (10)
     Changes in assets and liabilities:
       Accounts receivable - net                       (75,792)    (62,202)
       Unamortized purchased gas adjustments            (5,510)      3,091
       Deferred purchased gas costs                      3,252       7,637
       Advance customer billings - net                  (6,198)     (7,796)
       Accounts payable                                 45,929      16,586
       Refunds due customers                              (248)     (3,362)
       Taxes accrued                                     2,644       7,369
       Natural gas stored underground                    5,288       3,750
       Other assets and liabilities                     (6,938)     (6,528)
                                                      --------------------
              Net cash used in operating activities   $(12,929)   $(21,849)
                                                      --------------------
Investing Activities:
 Construction expenditures                              (9,830)     (9,834)
 Investments - non-utility                                (727)        251
 Employee benefit trusts                                  (197)         68
 Other                                                      34         (55)
                                                      --------------------
              Net cash used in investing activities   $(10,720)   $ (9,570)
                                                      --------------------
Financing Activities:
 Issuance of short-term debt - net                      32,400      12,500
 Dividends paid                                         (5,555)     (5,424)
 Issuance of first mortgage bonds                            -      25,000
 Other                                                       -         791
                                                     ---------------------
          Net cash provided by financing activities   $ 26,845    $ 32,867
                                                     ---------------------
Net Increase in Cash and Cash Equivalents             $  3,196    $  1,448
Cash and Cash Equivalents at Beg of Period               4,360       1,555
                                                      --------------------
Cash and Cash Equivalents at End of Year              $  7,556    $  3,003
                                                      ====================
Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
  Interest                                              $8,222      $7,478
  Income taxes                                               -      (2,452)

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                   1996          1995
                                                   ----          ----
                                                 (Thousands of Dollars)
    Utility Operations
       Current:
          Federal                                  $ 6,416      $ 9,002
          State and local                            1,082        1,513

       Deferred:
          Federal                                    1,561       (1,930)
          State and local                              334         (272)
                                                   --------------------
       Subtotal                                    $ 9,393      $ 8,313
                                                   --------------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal                                  $    58      $   190
          State and local                                3           22

       Deferred:
          Federal                                       13           (2)
          State and local                                2            -
                                                   --------------------
       Subtotal                                    $    76      $   210
                                                   --------------------
                  Total                            $ 9,469      $ 8,523
                                                   ====================



4. In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. After performing, at the request of the United States Environmental Protection Agency (EPA), an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site) and reviewing the results of this investigation, the Company agreed to perform a limited removal of some contaminants on small areas of the site. As previously reported by the Company, the Company has been discussing with the EPA and the Missouri Department of Natural Resources (MoDNR) what additional actions are required for the site. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the Company performs the limited removal actions agreed to with the EPA and those of the additional actions proposed by the EPA and MoDNR to which the Company has no objection, the Company estimates that the overall costs will be approximately $740,000. Currently, $530,000 of such overall costs have been paid, and an additional $210,000 has been reserved by the Company. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

    In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri environmental remediation program. MoDNR's preliminary tests at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company and MoDNR have agreed upon the parameters of the Company's initial investigation. The Company currently estimates that the cost of such investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to the site would together approximate $75,000. Currently, $34,000 has been paid and an additional $41,000 has been reserved on the Company's books. The City of St. Louis, the current owner of the site, has recently received proposals from several different groups to develop this site, and is in the process of evaluating such proposals. Various portions of the development proposals deal with the issue of the environmental condition of the site, and the impact of such condition on possible development plans. Until a development proposal is selected, the Company is unable to determine the impact, if any, that any proposed development will have on actions to be taken regarding the site, and the cost of any such actions. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.

    The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity with regard to the above two former manufactured gas plant sites.

    In the Company's most recent rate case, the MoPSC approved, effective September 1, 1996, the continued use of a cost deferral mechanism, originally approved as part of a 1994 rate case settlement, for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. This authorization will be null and void if the Company does not file to further adjust its rates by September 1, 1998; and, in any event, the recovery of costs thus deferred may be challenged in future rate proceedings.

5. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1996 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Earnings for the quarter ended December 31, 1996 were $.92 per share compared with $.90 per share for the same quarter last year. The increase in earnings was primarily attributable to the benefit of the Company's general rate increase (which was placed in effect on September 1, 1996), higher gas sales arising from colder weather this quarter, and income realized under the recently implemented Gas Supply Incentive Plan (which was approved by the Missouri Public Service Commission effective October 1,
1996). These benefits were partially offset by higher operating expenses. The weather for the quarter was 7% colder than last year and 10% colder than normal.

Utility operating revenues for the quarter ended December 31, 1996 were $193.9 million compared with $155.0 million for the quarter ended December 31, 1995. The $38.9 million, or 25.1%, increase was principally due to increased wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause). Revenues also increased due to incentive revenues realized this quarter (there were none recorded in the quarter ended December 31, 1995), higher therms sold and transported (arising from the colder weather), and the benefit of higher general rate levels placed in effect September 1, 1996. Therms sold and transported increased by 6.7 million therms, or 1.9%, above the quarter ended December 31, 1995.

Utility operating expenses for the quarter ended December 31, 1996 increased by $38.0 million, or 28.1%, above the same quarter last year. Natural and propane gas expense this quarter increased $31.6 million, or 35.6%, above last year mainly due to higher rates charged by our suppliers, gas costs related to the new aforementioned Gas Supply Incentive Plan incurred this year, and increased volumes purchased for sendout (resulting from the colder weather). Other operation and maintenance expenses increased $3.0 million, or 13.3%, principally due to increased pension expense (reflecting lower gains applicable to lump-sum settlements this quarter), higher wage rates, increased distribution charges, and a higher provision for uncollectible accounts. Depreciation and amortization expense increased 6.5% primarily due to additional property. Taxes, other than income taxes, increased 20.5% mainly due to higher gross receipts taxes (reflecting increased revenues) and higher real estate and personal property taxes this quarter. The $1.1 million increase in income taxes is principally due to higher taxable income.

Miscellaneous income and income deductions decreased $.3 million primarily due to lower non-utility gas marketing income recognized by the Company's wholly-owned subsidiary, Laclede Energy Resources, Inc. The 4.0% increase in interest expense is mainly due to higher interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1997, the Company renewed its primary lines of bank credit under which it may borrow up to $40 million prior to January 31, 1998, with renewal of any loans outstanding on that date permitted to June 30, 1998. This, along with a previously obtained $90 million supplemental line of credit which runs through March 1, 1997, provides a total line of credit of $130 million for the 1996-1997 heating season. The Company anticipates that the supplemental line of credit will be reduced after March 1, 1997, since seasonal cash needs typically decline at the end of the heating season. During fiscal 1997 to date, the Company sold commercial paper aggregating to a maximum of $104.0 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $100.5 million at January 31, 1997.

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. After performing, at the request of the United States Environmental Protection Agency (EPA), an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site) and reviewing the results of this investigation, the Company agreed to perform a limited removal of some contaminants on small areas of the site. As previously reported by the Company, the Company has been discussing with the EPA and the Missouri Department of Natural Resources (MoDNR) what additional actions are required for the site. See the "OTHER PERTINENT MATTERS" Section of the Company's most recent Form 10-K. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the Company performs the limited removal actions agreed to with the EPA and those of the additional actions proposed by the EPA and MoDNR to which the Company has no objection, the Company estimates that the overall costs will be approximately $740,000. Currently, $530,000 of such overall costs have been paid, and an additional $210,000 has been reserved by the Company. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri environmental remediation program. MoDNR's preliminary tests at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company and MoDNR have agreed upon the parameters of the Company's initial investigation. The Company currently estimates that the cost of such investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to the site would together approximate $75,000. Currently, $34,000 has been paid and an additional $41,000 has been reserved on the Company's books.

The City of St. Louis, the current owner of the site, has recently received proposals from several different groups to develop this site, and is in the process of evaluating such proposals. Various portions of the development proposals deal with the issue of the environmental condition of the site, and the impact of such condition on possible development plans. Until a development proposal is selected, the Company is unable to determine the impact, if any, that any proposed development will have on actions to be taken regarding the site, and the cost of any such actions. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.

The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity with regard to the above two former manufactured gas plant sites.

In the Company's most recent rate case, the MoPSC approved, effective September 1, 1996, the continued use of a cost deferral mechanism, originally approved as part of a 1994 rate case settlement, for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. This authorization will be null and void if the Company does not file to further adjust its rates by September 1, 1998; and, in any event, the recovery of costs thus deferred may be challenged in future rate proceedings.

Construction expenditures for the quarter were $9.8 million, the same as the corresponding period last year.

Capitalization at December 31, 1996 increased $10.4 million since September 30, 1996 and consisted of 58.1% common stock equity, .4% preferred stock equity and 41.5% long-term debt.

The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at December 31, 1996 and at September 30, 1996 such as Accounts Receivable - Net, Notes Payable, Accounts Payable and Advance Customer Billings.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a discussion of environmental matters, see Note 4 of the Notes to Consolidated Financial Statements in Part I, Financial Information. With regard to the proceedings before the MoPSC and the Circuit Court of Cole County, Missouri upholding the legality of the purchased gas adjustment clause of another Missouri gas utility, an appeal has been filed, as was anticipated by the Company and noted in its most recent Form 10-K in the Regulatory Matters subsection of such Form 10-K's Item 1. Business. All of these proceedings have now been consolidated in one appeal, in which the Company is an intervening party.

         During the quarter ended December 31, 1996, there were no new legal proceedings required to be disclosed.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  February 10, 1997                            G. T. McNeive, Jr.
                                                   -------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                              (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


 10.01        Amendment to the Employees' Retirement Plan
              of Laclede Gas Company-Management Employees
              adopted by the Board of Directors on
              December 19, 1996.                                    17

 10.02        Amendment dated December 23, 1996 of the
              Supplemental Line of Credit Agreement dated
              August 19, 1996 among the Company, the Chase
              Manhattan Bank, The Boatmen's National Bank
              of St. Louis and Mercantile Bank of St. Louis
              National Association.                                 20

 27           Financial Data Schedule UT                            23