Form 10-Q
period 1997-03-31
LACLEDE GAS CO
filed 1997-05-01
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1997

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

     17,557,540 shares, Common Stock, par value $1 per share at 5/1/97.

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

(In Thousands, Except Per Share Amounts)
                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                     1997       1996      1997       1996
                                     ----       ----      ----       ----
Utility Operating Revenues          $264,031  $258,238   $457,896  $413,219
                                    ------------------   ------------------
Utility Operating Expenses:
  Natural and propane gas            172,134   161,844    292,382   250,521
  Other operation expenses            22,958    24,862     44,247    43,201
  Maintenance                          4,518     5,012      9,025     9,433
  Depreciation and amortization        6,480     6,139     12,949    12,211
  Taxes, other than income taxes      19,295    18,425     30,711    27,895
  Income taxes (Note 3)               12,464    14,738     21,857    23,051
                                    ------------------   ------------------
  Total Utility Operating Expenses   237,849   231,020    411,171   366,312
                                    ------------------   ------------------
Utility Operating Income              26,182    27,218     46,725    46,907
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)      325     1,548        856     2,375
                                    ------------------   ------------------
Income Before Interest Charges        26,507    28,766     47,581    49,282
                                    ------------------   ------------------
Interest Charges:
  Interest on long-term debt           3,542     3,542      7,084     6,854
  Other interest charges               1,459     1,183      2,885     2,649
                                    ------------------   ------------------
    Total Interest Charges             5,001     4,725      9,969     9,503
                                    ------------------   ------------------
Net Income                            21,506    24,041     37,612    39,779
Dividends on Preferred Stock              25        25         49        49
                                    ------------------   ------------------
Earnings Applicable to Common Stock $ 21,481  $ 24,016   $ 37,563  $ 39,730
                                    ==================   ==================
Average Number of Common
  Shares Outstanding                  17,558    17,511     17,558    17,489

Earnings Per Share of Common Stock     $1.22     $1.37      $2.14     $2.27

Dividends Declared Per Share
  of Common Stock                      $.325     $.315       $.65      $.63

             See notes to consolidated financial statements.






              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Mar. 31     Sept. 30
                                                         1997        1996
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS

Utility Plant                                          $796,522    $780,001
   Less:  Accumulated depreciation and amortization     337,577     327,836
                                                       --------------------
   Net Utility Plant                                    458,945     452,165
                                                       --------------------
Other Property and Investments                           25,424      24,265
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              6,293       4,360
   Accounts receivable - net                             95,830      45,578
   Materials, supplies, and merchandise at avg cost       5,768       5,634
   Natural gas stored underground for current use
      at LIFO cost                                       17,314      58,769
   Propane gas for current use at FIFO cost               9,759      12,655
   Prepayments                                            3,143       1,910
   Deferred income taxes                                  8,511       4,477
   Delayed customer billings                             29,935           -
                                                       --------------------
      Total Current Assets                              176,553     133,383
                                                       --------------------
Deferred Charges                                         91,538      79,582
                                                       --------------------
Total Assets                                           $752,460    $689,395
                                                       ====================


             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Mar. 31     Sept. 30
                                                         1997        1996
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,423,178 shares issued)            $ 19,423    $ 19,423
   Paid-in capital                                      61,205      61,205
   Retained earnings                                   210,382     184,232
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        266,993     240,843
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,380     179,346
                                                      --------------------
         Total Capitalization                          448,333     422,149
                                                      --------------------
Current Liabilities:
   Notes payable                                        56,000      59,600
   Accounts payable                                     31,723      20,637
   Refunds due customers                                   318       1,248
   Advance customer billings                                 -       6,231
   Taxes accrued                                        24,786      10,212
   Unamortized purchased gas adjustments                 9,673      26,744
   Other                                                22,777      21,776
                                                      --------------------
     Total Current Liabilities                         145,277     146,448
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                82,866      78,149
   Unamortized investment tax credits                    7,494       7,669
   Other                                                68,490      34,980
                                                      --------------------
      Total Deferred Credits and Other Liabilities     158,850     120,798
                                                      --------------------
Total Capitalization and Liabilities                  $752,460    $689,395
                                                      ====================


             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Six Months Ended
                                                             March 31,
                                                         1997        1996
                                                         ----        ----
                                                     (Thousands of Dollars)

Operating Activities:
 Net Income                                           $ 37,612    $ 39,779
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       12,970      12,233
    Deferred income taxes and investment tax credits    (3,826)    (12,824)
    Other - net                                             87         (93)
    Changes in assets and liabilities:
       Accounts receivable - net                       (50,252)    (69,456)
       Unamortized purchased gas adjustments           (17,071)      8,126
       Deferred purchased gas costs                     31,527      35,252
       Delayed customer billings - net                 (36,166)    (38,657)
       Accounts payable                                 11,086      19,367
       Refunds due customers                              (930)     (2,818)
       Taxes accrued                                    14,574      23,510
       Natural gas stored underground                   41,455      29,311
       Other assets and liabilities                     (3,449)       (828)
                                                      --------------------
         Net cash provided by operating activities    $ 37,617    $ 42,902
                                                      --------------------
Investing Activities:
 Construction expenditures                             (19,432)    (20,847)
 Investments - non-utility                              (1,427)        249
 Employee benefit trusts                                   171         331
 Other                                                    (111)       (272)
                                                      --------------------
         Net cash used in investing activities        $(20,799)   $(20,539)
                                                      --------------------
Financing Activities:
  Repayment of short-term debt                          (3,600)    (33,000)
  Issuance of common stock                                   -       1,917
  Dividends paid                                       (11,285)    (10,951)
  Issuance of first mortgage bonds                           -      25,000
  Other                                                      -        (200)
                                                      --------------------
         Net cash used in financing activities        $(14,885)  $ (17,234)
                                                     ---------------------
Net Increase in Cash and Cash Equivalents             $  1,933   $   5,129
Cash and Cash Equivalents at Beginning of Period         4,360       1,555
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  6,293    $  6,684
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                             $ 9,250     $ 8,302
  Income taxes                                           8,285      10,856

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended      Six Months Ended
                                    March 31,             March 31,
                                ------------------     -----------------
                                1997         1996      1997        1996
                                ----         ----      ----        ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $15,589   $21,642     $22,006   $30,644
          State and local         2,635     3,638       3,716     5,151

       Deferred:
          Federal                (4,991)   (9,039)     (3,430)  (10,970)
          State and local          (769)   (1,503)       (435)   (1,774)
                                -----------------     -----------------
       Subtotal                 $12,464   $14,738     $21,857   $23,051
                                -----------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $   164   $   520     $   222   $   710
          State and local            17        68          20        91

       Deferred:
          Federal                    20       (68)         33       (69)
          State and local             3       (10)          6       (11)
                                -----------------     -----------------
       Subtotal                 $   204   $   510     $   281   $   721
                                -----------------     -----------------
                  Total         $12,668   $15,248     $22,138   $23,772
                                =================     =================

4. In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. After performing, at the request of the United States Environmental Protection Agency (EPA), an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site) and reviewing the results of this investigation, the Company agreed to perform a limited removal of some contaminants on small areas of the site. As previously reported by the Company, the Company has been discussing with the EPA and the Missouri Department of Natural Resources (MoDNR) what additional actions are required for the site. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the Company performs the limited removal actions agreed to with the EPA and those of the additional actions proposed by the EPA and MoDNR to which the Company has no objection, the Company estimates that the overall costs will be approximately $740,000. Currently, $539,000 of such overall costs have been paid, and an additional $201,000 has been reserved by the Company. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

    In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri environmental remediation program. MoDNR's preliminary tests at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company and MoDNR have agreed upon the parameters of the Company's initial investigation. The Company currently estimates that the cost of such investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to the site would together approximate $75,000. Currently, $36,000 has been paid and an additional $39,000 has been reserved on the Company's books. The City of St. Louis, the current owner of the site, has recently received proposals from several different groups to develop this site, and is in the process of evaluating such proposals. Various portions of the development proposals deal with the issue of the environmental condition of the site, and the impact of such condition on possible development plans. Until a development proposal is selected, the Company is unable to determine the impact, if any, that any proposed development will have on actions to be taken regarding the site, and the cost of any such actions. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.

    The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity with regard to the above two former manufactured gas plant sites.

    In the Company's most recent rate case, the Missouri Public Service Commission approved, effective September 1, 1996, the continued use of a cost deferral mechanism, originally approved as part of a 1994 rate case settlement, for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. This authorization will be null and void if the Company does not file to further adjust its rates by September 1, 1998; and, in any event, the recovery of costs thus deferred may be challenged in future rate proceedings.

5. Certain prior-period amounts have been reclassified to conform to current-period presentation.

6. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1996 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During this past winter, a temporary but rapid increase in the market price of gas was reflected in customer bills. The Company's customers responded to these higher prices by reducing their gas heating consumption patterns below traditional levels. This reduced usage adversely impacted earnings for the quarter ended March 31, 1997, as well as for the fiscal year to date ended March 31, 1997. The higher prices were short-lived, and rates to customers are now 7% less than before the price increases began and 15% less than a year ago.

Earnings for the quarter ended March 31, 1997 were $1.22 per share compared with $1.37 per share for the comparable quarter last year. The weather for the quarter was 7% warmer than the same period last year and 4% warmer than normal. The decrease in earnings was primarily attributable to lower gas sales volumes this quarter (arising from the warmer weather and reduced customer consumption patterns), partially offset by the effect of higher general rate levels (which were placed in effect September 1, 1996). Income from off system sales recorded during this three-month period in fiscal 1996 was significantly offset by income related to the Gas Supply Incentive Plan in effect this year (see discussion below).

Utility operating revenues for the quarter ended March 31, 1997 were $264.0 million compared with $258.2 million for the quarter ended March 31, 1996. The $5.8 million, or 2.2%, increase was principally due to increased wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause) and the benefit of higher general rate levels placed in effect September 1, 1996. These increases were largely offset by lower gas sales volumes (arising from the warmer weather and lower customer consumption patterns). System therms sold and transported decreased by 56.6 million therms, or 10.9%, below the quarter ended March 31, 1996.

Utility operating expenses for the quarter ended March 31, 1997 increased by $6.8 million, or 3.0%, above the same quarter last year. Natural and propane gas expense this quarter increased $10.3 million, or 6.4%, above last year mainly due to higher rates charged by the Company's suppliers, partially offset by reduced volumes purchased for sendout (resulting from the warmer weather and lower customer consumption patterns). Other operation and maintenance expenses decreased $2.4 million, or 8.0%, principally due to a lower provision for uncollectible accounts, decreased distribution and maintenance charges, lower net pension costs and a lower provision for injuries and damages. These reductions were partially offset by higher wage rates and lower gains applicable to lump-sum pension settlements. Depreciation and amortization expense increased 5.6% primarily due to additional property. Taxes, other than income taxes, increased 4.7% mainly due to higher gross receipts taxes (reflecting increased revenues) and higher real estate and personal property taxes this quarter. The $2.3 million decrease in income taxes is principally due to lower taxable income and the effect of adjustments in both periods.

Miscellaneous income and income deductions decreased $1.2 million primarily due to reduced subsidiary income (mainly lower non-utility gas marketing income recognized by the Company's wholly-owned subsidiary, Laclede Energy Resources, Inc.). The 5.8% increase in interest expense is mainly due to increased short-term interest expense reflecting higher borrowings.

Earnings for the six months ended March 31, 1997 were $2.14 per share compared with $2.27 per share for the comparable period last year. The weather was 1% warmer than last year, but 2% colder than normal. The decrease in earnings was primarily due to lower gas sales volumes (arising from the slightly warmer weather and lower customer consumption patterns), the effect of income from off system sales recorded during the same period last year and higher costs of doing business. These factors were partially offset by the aforementioned general rate increase and income related to the Gas Supply Incentive Plan. Laclede's Gas Supply Incentive Plan, which became effective October 1, 1996 as part of the settlement reached in the Company's last rate case, has provided significant benefits for both Laclede's share owners and customers during the first six months of this fiscal year. The incentive plan incorporated much of the Company's off system gas marketing efforts which commenced during fiscal 1996. Under the Plan, Laclede and its customers share in certain gains and losses as measured against benchmark levels of gas costs as related to the acquisition, utilization, and management of the Company's gas supply assets. To date, the Company has achieved overall gas costs savings of nearly $16.1 million, resulting in savings to Laclede's customers of $12.5 million and contributing about $3.6 million pre-tax income to the Company. Due to the seasonal nature of its business, the Company's earnings are concentrated during the first six months of the fiscal year, typically reaching a peak level at the conclusion of the heating season. As sales volumes decline in subsequent months, the Company experiences losses in the second half of the fiscal year.

Utility operating revenues for the first six months of fiscal year 1997 increased $44.7 million, or 10.8%, above the corresponding period of fiscal year 1996. This increase was primarily due to higher wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause), revenues related to the aforementioned Gas Supply Incentive Plan and the benefit of the general rate increase (placed in effect September 1, 1996). These increases were partially offset by lower gas sales volumes (arising mainly from the warmer weather and lower customer consumption patterns). System therms sold and transported decreased by 49.9 million therms, or 5.7%, below the level experienced during the six months ended March 31, 1996.

Utility operating expenses for the six months ended March 31, 1997 increased by $44.9 million, or 12.2%, above last year. Natural and propane gas expense during the first six months of fiscal year 1997 increased
$41.9 million, or 16.7%, above last year mainly due to higher rates charged by our suppliers and gas costs related to the aforementioned Gas Supply Incentive Plan. These increases were partially offset by reduced volumes purchased for sendout (resulting from the warmer weather and lower customer consumption patterns). Other operation and maintenance expenses increased $.6 million, or 1.2%, principally due to lower gains applicable to lump-sum pension settlements, higher wage rates and other increases in the costs of doing business. These increases were partially offset by lower net pension costs, reduced maintenance charges and lower provisions for uncollectible accounts and injuries and damages. Depreciation and amortization expense increased 6.0% primarily due to additional property. Taxes, other than income taxes, increased 10.1% principally due to higher gross receipts taxes (mainly reflecting increased revenues) and higher real estate and personal property taxes. The $1.2 million decrease in income taxes is mainly due to the effect of adjustments in both periods and lower taxable income.

Miscellaneous income and income deductions for the first six months of fiscal 1997 decreased $1.5 million below the same period last year primarily due to lower subsidiary income (mainly lower non-utility gas marketing income recognized by the Company's wholly-owned subsidiary, Laclede Energy Resources, Inc.). The 4.9% increase in interest expense is mainly due to higher short-term interest expense reflecting increased borrowings and higher interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1997, the Company renewed its primary lines of bank credit under which it may borrow up to $40 million prior to January 31, 1998, with renewal of any loans outstanding on that date permitted to June 30, 1998. This, along with a previously obtained $90 million supplemental line of credit which ran through March 1, 1997, provided a total line of credit of $130 million for the 1996-1997 heating season.
Since seasonal cash needs typically decline at the end of the heating season, the Company reduced the supplemental line of credit to $40 million from March 1, 1997 through April 1, 1997 (the supplemental line was increased to $45 million for March 1, 1997 through March 3, 1997). The Company further reduced the supplemental line of credit to $25 million from April 2, 1997 through April 14, 1997 and to $15 million from April 15, 1997 through June 30, 1997. Our basic credit line of $40 million along with a supplemental credit line of $15 million will be sufficient to meet the Company's cash needs during the quarter ended June 30, 1997. During fiscal 1997 to date, the Company sold commercial paper aggregating to a maximum of $104.0 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $56.0 million at March 31, 1997.

The MoPSC approved the Company's application seeking a two year extension, to April 21, 1999, of its previously granted authority to sell up to $50 million of additional First Mortgage Bonds. The original authorization was for $100 million of First Mortgage Bonds of which $50 million have already been issued and sold. The amount and timing of any issuance will be subject to management's evaluation of need, financial market conditions, and other factors.

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. After performing, at the request of the United States Environmental Protection Agency (EPA), an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site) and reviewing the results of this investigation, the Company agreed to perform a limited removal of some contaminants on small areas of the site. As previously reported by the Company, the Company has been discussing with the EPA and the Missouri Department of Natural Resources (MoDNR) what additional actions are required for the site. See the "OTHER PERTINENT MATTERS" Section of the Company's most recent Form 10-K. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the

Company performs the limited removal actions agreed to with the EPA and those of the additional actions proposed by the EPA and MoDNR to which the Company has no objection, the Company estimates that the overall costs will be approximately $740,000. Currently, $539,000 of such overall costs have been paid, and an additional $201,000 has been reserved by the Company. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri environmental remediation program. MoDNR's preliminary tests at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company and MoDNR have agreed upon the parameters of the Company's initial investigation. The Company currently estimates that the cost of such investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to the site would together approximate $75,000. Currently, $36,000 has been paid and an additional $39,000 has been reserved on the Company's books.

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

In the Company's most recent rate case, the Missouri Public Service Commission (MoPSC) approved, effective September 1, 1996, the continued use of a cost deferral mechanism, originally approved as part of a 1994 rate case settlement, for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. This authorization will be null and void if the Company does not file to further adjust its rates by September 1, 1998; and, in any event, the recovery of costs thus deferred may be challenged in future rate proceedings.

Construction expenditures for the six months ended March 31, 1997 were $19.4 million compared with $20.8 million for the same period last year.

Capitalization at March 31, 1997 increased $26.2 million since September 30, 1996 and consisted of 59.6% common stock equity, .4% preferred stock equity and 40.0% long-term debt.

The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at March 31, 1997 and at September 30, 1996 such as Accounts Receivable - Net, Natural Gas Stored Underground For Current Use, Delayed and Advanced Customer Billings, and Accounts Payable.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a discussion of environmental matters, see Note 4 of the Notes to Consolidated Financial Statements in Part I, Financial Information.

         During the quarter ended March 31, 1997, there were no new legal proceedings required to be disclosed.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Laclede Gas Company was held on January 23, 1997 for the purpose of electing three directors to the Board of Directors and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act of 1934.

         All of management's nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                Name of                      Shares
            Director Nominee                Voted For        Voted Withheld
            ----------------                ---------        --------------
            Andrew B. Craig, III           13,549,180            236,732
            C. Ray Holman                  13,927,089            236,732
            William E. Nasser              13,937,927            236,732


         The proposal to ratify the appointment of Deloitte & Touche
         LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 1997 was passed upon the following vote:

             Shares Voted:
             ------------
             For the proposal                13,750,871
             Against the proposal               101,503
             Abstain regarding the proposal     189,090


Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  May 1, 1997                               /s/ G. T. McNeive, Jr.
                                                ------------------------
                                                   G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                              (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


 10.01        Amendment to the Employees' Retirement Plan           19
              of Laclede Gas Company-Management Employees adopted February 7, 1997.

 10.02        Line of Credit Agreement dated January 17, 1997       22
              with The Chase Manhattan Bank.

 10.03        Line of Credit Agreement dated January 17, 1997       24
              with Mercantile Bank of St. Louis, National
              Association.

 10.04        Line of Credit Agreement dated January 14, 1997       26
              with The Boatmen's National Bank of St. Louis.

 10.05        Line of Credit Agreement dated January 15, 1997       27
              with Commerce Bank, N.A.

 10.06        Three Day Additional Credit Agreement dated           29
              February 28, 1997 with The Boatmen's National
              Bank of St. Louis.

 10.07        Extension and Further Amendment dated March 1,        30
              1997 of the Supplemental Line of Credit Agreement dated August 19, 1996 (as amended by letter dated
              December 23, 1996) among the Company, The Chase
              Manhattan Bank, The Boatmen's National Bank of
              St. Louis and Mercantile Bank of St. Louis,
              National Association.

 27           Financial Data Schedule UT                            43