Form 10-Q
period 1997-06-30
LACLEDE GAS CO
filed 1997-08-01
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1997

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

     17,557,540 shares, Common Stock, par value $1 per share at 7/31/97.

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

(In Thousands, Except Per Share Amounts)
                                    Three Months Ended   Nine Months Ended
                                         June 30,             June 30,
                                      1997      1996      1997       1996
                                      ----      ----      ----       ----
Utility Operating Revenues          $84,191   $86,022   $542,087  $499,240
                                    -----------------   ------------------
Utility Operating Expenses:
  Natural and propane gas            38,016    43,241    330,398   293,762
  Other operation expenses           21,217    20,301     65,464    63,502
  Maintenance                         4,607     4,366     13,632    13,799
  Depreciation and amortization       6,426     6,223     19,375    18,434
  Taxes, other than income taxes      8,956     9,620     39,667    37,515
  Income taxes (Note 3)                 244      (823)    22,101    22,227
                                    -----------------   ------------------
  Total Utility Operating Expenses   79,466    82,928    490,637   449,239
                                    -----------------   ------------------
Utility Operating Income              4,725     3,094     51,450    50,001
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)     602       621      1,458     2,996
                                    -----------------   ------------------
Income Before Interest Charges        5,327     3,715     52,908    52,997
                                    -----------------   ------------------
Interest Charges:
  Interest on long-term debt          3,543     3,542     10,627    10,396
  Other interest charges                972       572      3,857     3,221
                                    -----------------   ------------------
    Total Interest Charges            4,515     4,114     14,484    13,617
                                    -----------------   ------------------
Net Income (Loss)                       812      (399)    38,424    39,380
Dividends on Preferred Stock             24        24         73        73
                                    -----------------   ------------------
Earnings Applicable to Common Stock $   788   $  (423)  $ 38,351  $ 39,307
                                    ==================  ==================
Average Number of Common
  Shares Outstanding                 17,558    17,558     17,558    17,512

Earnings Per Share of Common Stock    $ .04     $(.02)     $2.18     $2.24

Dividends Declared Per Share
  of Common Stock                     $.325     $.315      $.975     $.945

             See notes to consolidated financial statements.






              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       June 30     Sept. 30
                                                         1997        1996
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                                  ASSETS
Utility Plant                                          $782,845    $780,001
   Less:  Accumulated depreciation and amortization     320,494     327,836
                                                       --------------------
   Net Utility Plant                                    462,351     452,165
                                                       --------------------
Other Property and Investments                           25,647      24,265
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              4,778       4,360
   Accounts receivable - net                             56,667      45,578
   Materials, supplies, and merchandise at avg cost       5,408       5,634
   Natural gas stored underground for current use
      at LIFO cost                                       24,006      58,769
   Propane gas for current use at FIFO cost              12,463      12,655
   Prepayments                                            2,604       1,910
   Deferred income taxes                                  8,010       4,477
   Delayed customer billings                              8,464           -
                                                       --------------------
      Total Current Assets                              122,400     133,383
                                                       --------------------
Deferred Charges                                         97,373      79,582
                                                       --------------------
Total Assets                                           $707,771    $689,395
                                                       ====================


             See notes to consolidated financial statements.



















              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       June 30     Sept. 30
                                                         1997        1996
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                           (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,423,178 shares issued)            $ 19,423    $ 19,423
   Paid-in capital                                      61,205      61,205
   Retained earnings                                   205,464     184,232
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        262,075     240,843
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,397     179,346
                                                      --------------------
         Total Capitalization                          443,432     422,149
                                                      --------------------
Current Liabilities:
   Notes payable                                        34,500      59,600
   Accounts payable                                     29,280      20,637
   Refunds due customers                                   250       1,248
   Advance customer billings                                 -       6,231
   Taxes accrued                                        18,906      10,212
   Unamortized purchased gas adjustments                 6,027      26,744
   Other                                                18,837      21,776
                                                      --------------------
     Total Current Liabilities                         107,800     146,448
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                92,463      78,149
   Unamortized investment tax credits                    7,367       7,669
   Other                                                56,709      34,980
                                                      --------------------
      Total Deferred Credits and Other Liabilities     156,539     120,798
                                                      --------------------
Total Capitalization and Liabilities                  $707,771    $689,395
                                                      ====================


             See notes to consolidated financial statements.











              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Nine Months Ended
                                                             June 30,
                                                         1997        1996
                                                         ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 38,424    $ 39,380
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       19,405      18,475
    Deferred income taxes and investment tax credits     3,065     (12,748)
    Other - net                                           (116)         55
    Changes in assets and liabilities:
       Accounts receivable - net                       (11,089)    (13,271)
       Unamortized purchased gas adjustments           (20,717)      9,557
       Deferred purchased gas costs                     21,015      33,149
       Delayed customer billings - net                 (14,695)    (26,671)
       Accounts payable                                  8,643       3,622
       Refunds due customers                              (998)     (2,763)
       Taxes accrued                                     8,694      13,595
       Natural gas stored underground                   34,763      18,433
       Other assets and liabilities                    (13,889)     (8,322)
                                                      --------------------
         Net cash provided by operating activities    $ 72,505    $ 72,491
                                                      --------------------
Investing Activities:
 Construction expenditures                             (31,491)    (32,231)
 Investments - non-utility                              (1,708)        104
 Employee benefit trusts                                   478           -
 Other                                                   2,750        (462)
                                                      --------------------
         Net cash used in investing activities        $(29,971)   $(32,589)
                                                      --------------------
Financing Activities:
  Repayment of short-term debt                         (25,100)    (47,500)
  Issuance of common stock                                   -       2,972
  Dividends paid                                       (17,016)    (16,491)
  Issuance of first mortgage bonds                           -      25,000
  Other                                                      -        (201)
                                                      --------------------
         Net cash used in financing activities        $(42,116)  $ (36,220)
                                                     ---------------------
Net Increase in Cash and Cash Equivalents             $    418   $   3,682
Cash and Cash Equivalents at Beginning of Period         4,360       1,555
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  4,778    $  5,237
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                             $17,115     $15,669
  Income taxes                                           9,249      19,399

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended     Nine Months Ended
                                     June 30,              June 30,
                                ------------------     -----------------
                                1997         1996      1997        1996
                                ----         ----      ----        ----
                                           (Thousands of Dollars)
Utility Operations
       Current:
          Federal               $(5,730)  $  (880)    $16,276   $29,763
          State and local          (974)     (159)      2,742     4,992

       Deferred:
          Federal                 5,875       136       2,445   (10,834)
          State and local         1,073        80         638    (1,694)
                                -----------------     -----------------
       Subtotal                 $   244   $  (823)    $22,101   $22,227
                                -----------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $    57   $  (207)    $   279   $   503
          State and local            40       (17)         60        74

       Deferred:
          Federal                   (50)     (122)        (16)     (191)
          State and local            (7)      (18)         (2)      (29)
                                -----------------     -----------------
       Subtotal                 $    40  $   (364)    $   321   $   357
                                -----------------     -----------------
                  Total         $   284  $ (1,187)    $22,422   $22,584
                                =================     =================








4. The Company's Gas Supply Incentive Plan, which became effective October 1, 1996 as part of the settlement reached in the Company's last rate case, continues to provide significant benefits for both the Company's share owners and customers. Under the Plan, the Company and its customers share in certain gains and losses as measured against benchmark levels of gas costs as related to the acquisition, utilization and management of the Company's gas supply assets. As part of this Plan, the Company sells gas supply and pipeline capacity in markets outside of its normal service territory. Results of the Plan are set forth below:

                                    Three Months Ended   Nine Months Ended
                                         June 1997           June 1997
                                    ------------------   -----------------
                                            (Thousands of Dollars)
    Incentive Plan Revenues              $6,916               $27,920
    Incentive Plan Gas Expense            5,229                22,634
                                         ------               -------
    Income Before Income Taxes           $1,687               $ 5,286
                                         ======               =======

5. In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. After performing, at the request of the United States Environmental Protection Agency (EPA), an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site) and reviewing the results of this investigation, the Company agreed to perform a limited removal of some contaminants on small areas of the site. As previously reported by the Company, the Company has been discussing with the EPA and the Missouri Department of Natural Resources (MoDNR) what additional actions are required for the site. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the Company performs the limited removal actions agreed to with the EPA and those of the additional actions proposed by the EPA and MoDNR to which the Company has no objection, the Company estimates that the overall costs will be approximately $740,000. Currently, $540,000 of such overall costs have been paid, and an additional $200,000 has been reserved by the Company. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

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

6. Certain prior-period amounts have been reclassified to conform to current-period presentation.

7. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1996 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the quarter ended June 30, 1997, the Company recorded a positive earnings level of $.04 per share compared with a loss of $.02 per share for the same quarter last year. The $.06 per share increase was directly attributable to earnings produced by the Gas Supply Incentive Plan, which became effective October 1, 1996, and includes the sale of gas and pipeline capacity to non-traditional markets. The benefit of higher general rate levels (placed in effect September 1, 1996) was essentially offset by higher operating expenses.

Utility operating revenues for the quarter ended June 30, 1997 were $84.2 million compared with $86.0 million for the quarter ended June 30, 1996. The $1.8 million, or 2.1%, decrease was principally due to lower wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause), largely offset by revenues related to the aforementioned Incentive Plan and higher general rate levels (placed in effect September 1, 1996). System therms sold and transported decreased by
4.3 million therms, or 2.6%, below the quarter ended June 30, 1996.

Utility operating expenses for the quarter ended June 30, 1997 decreased by $3.5 million, or 4.2%, below the same quarter last year. Natural and propane gas expense this quarter decreased $5.2 million, or 12.1%, below last year mainly due to decreased rates charged by the Company's suppliers and slightly lower volumes purchased for sendout, partially offset by gas expense related to the aforementioned Incentive Plan. Other operation and maintenance expenses increased $1.2 million, or 4.7%, principally due to lower gains applicable to lump-sum pension settlements, higher wage rates, increased distribution charges and other increases in the cost of doing business. These factors were partially offset by lower net pension costs. Depreciation and amortization expense increased 3.3% primarily due to additional property. Taxes, other than income taxes, decreased 6.9% mainly due to lower gross receipts taxes (reflecting decreased revenues), partially offset by higher real estate and personal property taxes this quarter. The $1.1 million increase in income taxes is principally due to higher taxable income.

Miscellaneous income and income deductions was essentially the same as the corresponding period last year. In May 1997, Laclede completed the sale of certain oil and gas properties for $3.3 million, resulting in the recognition of a modest gain on such sale. Most of the properties sold were assets which had originally been acquired during the 1970s to provide a source of gas for the Company during an era of gas shortages and curtailments. Laclede has not been active in oil and gas exploration and development for a number of years. The benefit of the gain was mostly offset by reduced subsidiary income. The 9.7% increase in interest expense is mainly due to increased short-term interest expense reflecting higher borrowings.

Earnings for the nine months ended June 30, 1997 were $2.18 per share compared with $2.24 per share for the corresponding period last year. The $.06 per share decrease in earnings was primarily due to lower consumption by the Company's heating customers in response to sharply higher gas prices which were in effect for the first part of the winter, the effect of income from off system sales recorded during the same period last year and increased operating expenses. These decreases were only partially offset by the benefits of the Incentive Plan and last year's rate settlement (which resulted in higher general rate levels effective September 1, 1996). The Incentive Plan, which became effective October 1, 1996 as part of the settlement reached in the Company's last rate case, continues to provide significant benefits for both the Company's share owners and customers. Under the Plan, Laclede and its customers share in certain gains and losses, as measured against benchmark levels of gas costs, related to the acquisition, utilization, and management of the Company's gas supply assets. As part of this Plan, the Company sells gas supply and pipeline capacity in markets outside of its normal service territory. Such activity has been significant. For instance, gas purchases made for sales outside of the Company's service territory during March 1997 exceeded the amount of gas purchases made by the Company for consumption in its own service territory. To date, the Company has achieved overall gas cost savings of about $24.2 million, resulting in savings to Laclede's customers of $18.9 million and contributing about $5.3 million pre-tax income to the Company.

Utility operating revenues for the first nine months of fiscal year 1997 increased $42.8 million, or 8.6%, above the corresponding period of fiscal year 1996. This increase was primarily due to higher wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause), Incentive Plan revenues and the September 1, 1996 general rate increase. These increases were partially offset by lower gas sales volumes (arising mainly from lower customer consumption patterns). System therms sold and transported decreased by 54.2 million therms, or 5.2%, below the level experienced during the nine months ended June 30, 1996.

Utility operating expenses for the nine months ended June 30, 1997 increased by $41.4 million, or 9.2%, above last year. Natural and propane gas expense during the first nine months of fiscal year 1997 increased $36.6 million, or 12.5%, above last year mainly due to higher rates charged by our suppliers and gas expense associated with the aforementioned Incentive Plan. These increases were partially offset by reduced volumes purchased for sendout (resulting from lower customer consumption patterns). Other operation and maintenance expenses increased $1.8 million, or 2.3%, principally due to lower gains applicable to lump-sum pension settlements, higher wage rates and other increases in the costs of doing business. These increases were partially offset by lower net pension costs, a lower provision for uncollectible accounts and reduced maintenance charges. Depreciation and amortization expense increased 5.1% primarily due to additional property. Taxes, other than income taxes, increased 5.7% principally due to higher real estate and personal property taxes and higher gross receipts taxes (mainly reflecting increased revenues).

Miscellaneous income and income deductions for the first nine months of fiscal 1997 decreased $1.5 million below the same period last year primarily due to reduced subsidiary income (mainly lower non-utility gas marketing income recognized by the Company's wholly-owned subsidiary, Laclede Energy Resources, Inc.). The 6.4% increase in interest expense is mainly due to higher short-term interest expense reflecting increased borrowings and higher interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in November 1995.

On June 25, 1997, the Company and Union representatives reached a new three-year labor agreement replacing the prior agreement which was to expire July 31, 1997. The new contract extends through July 31, 2000. The settlement resulted in wage increases of 2.5% in all three years, along with lump sum payment provisions and other benefit improvements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1997, the Company renewed its primary lines of bank credit under which it may borrow up to $40 million prior to January 31, 1998, with renewal of any loans outstanding on that date permitted to June 30, 1998. This, along with a previously obtained $90 million supplemental line of credit which ran through March 1, 1997, provided a total line of credit of $130 million for the 1996-1997 heating season.
Since seasonal cash needs typically decline at the end of the heating season, the Company reduced the supplemental line of credit to $40 million from March 1, 1997 through April 1, 1997 (the supplemental line was increased to $45 million for March 1, 1997 through March 3, 1997). The Company further reduced the supplemental line of credit to $25 million from April 2, 1997 through April 14, 1997 and to $15 million from April 15, 1997 through July 31, 1997. Such line was increased to $25 million on August 1, 1997 and extends through August 31, 1997. Our basic credit line of $40 million along with a supplemental credit line of $25 million will be sufficient to meet the Company's cash needs through the period ended August 31, 1997. During fiscal 1997 to date, the Company sold commercial paper aggregating to a maximum of $104.0 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $34.5 million at June 30, 1997.

The Missouri Public Service Commission approved the Company's application seeking a two year extension, to April 21, 1999, of its previously granted authority to sell up to $50 million of additional First Mortgage Bonds. The original authorization was for $100 million of First Mortgage Bonds of which $50 million have already been issued and sold. The amount and timing of any issuance will be subject to management's evaluation of need, financial market conditions, and other factors.

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. After performing, at the request of the United States Environmental Protection Agency (EPA), an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site) and reviewing the results of this investigation, the Company agreed to perform a limited removal of some contaminants on small areas of the site. As previously reported by the Company, the Company has been discussing with the EPA and the Missouri Department of Natural Resources (MoDNR) what additional actions are required for the site. See the "OTHER PERTINENT MATTERS" Section of the Company's most recent Form 10-K. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the Company performs the limited removal actions agreed to with the EPA and those of the additional actions proposed by the EPA and MoDNR to which the Company has no objection, the Company estimates that the overall costs will be approximately $740,000. Currently, $540,000 of such overall costs have been paid, and an additional $200,000 has been reserved by the Company. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

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

The Company's Purchased Gas Adjustment (PGA) Clause provides for changes in the prices of wholesale gas costs to be passed on to the Company's customers. Under new procedures approved by the Missouri Public Service Commission (MoPSC) in July 1997, the Company will make only two scheduled PGA filings each year, one for the winter period and one for the summer. In addition, the Company may make one unscheduled adjustment during the winter if significant, unforeseen increases or decreases in gas costs occur. The new procedures also authorize the Company to purchase financial instruments that should protect the Company and its customers from any unusually large winter period gas price increases. The cost of purchasing these instruments will be recoverable by the Company through the operation of the PGA Clause. These new procedures will provide better gas price stability for the Company's customers.

Construction expenditures for the nine months ended June 30, 1997 were $31.5 million compared with $32.2 million for the same period last year.

Capitalization at June 30, 1997 increased $21.3 million since September 30, 1996 and consisted of 59.1% common stock equity, .4% preferred stock equity and 40.5% long-term debt.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a discussion of environmental matters, see Note 5 of the Notes to Consolidated Financial Statements in Part I, Financial Information.

         During the quarter ended June 30, 1997, there were no new legal proceedings required to be disclosed.

Item 5.  Other Information

         On May 22, 1997 the Board of Directors of Laclede Gas Company selected ChaseMellon Shareholder Services, L.L.C. ("CMSS") to serve, effective August 1, 1997, as transfer agent, as well as in various other capacities including rights agent, with regard to shareholders' stock interests in the Company. CMSS will succeed Boatmen's Trust Company ("Boatmen's") in these capacities. This change was necessitated by the fact that Boatmen's will no longer be providing these types of services.

         On July 24, 1997, the Company's Board of Directors amended the Company's By-laws, effective at the close of business on July 24, 1997, by adding to Article III thereof a new Section 8, relating to the nomination by shareholders of persons to stand for election as directors, and a new Section 9, relating to proposals by shareholders. Under these By-law provisions, notice of shareholder proposals or nominations for annual meetings must, among other things, normally be submitted in writing to the Corporate Secretary not less than sixty (60) nor more than ninety (90) days prior to the anniversary date of the prior year's annual meeting of shareholders, and must contain certain specified items of pertinent information. The amendments are included as Exhibit 3 to this Report and are incorporated herein by reference. The foregoing description of the By-Law amendments is qualified in its entirety by reference to said Exhibit 3.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  July 31, 1997
                                                 /s/ G. T. McNeive, Jr.
                                                ------------------------
                                                   G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                              (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


  3.0         Amendments to the Company's By-Laws, effective        19
              at the close of business on July 24, 1997, adopted by the Company's Board of Directors on July 24, 1997.

  4.1         Amendments to the Laclede Gas Company Salary          22
              Deferral Savings Plan adopted April 21, 1997.

  4.2         Amendments to the Laclede Gas Company Wage            27
              Deferral Savings Plan adopted April 21, 1997.

  4.3         Amendments to the Missouri Natural Gas Division       31
              of Laclede Gas Company Dual Savings Plan adopted
              April 21, 1997.

  10.1        April 1, 1997 supplemental line of credit             36
              agreement with The Chase Manhattan Bank.

  10.2        April 15, 1997 supplemental line of credit            38
              agreement with the Chase Manhattan Bank.

  10.3        April 30, 1997 supplemental line of credit            40
              agreement with The Chase Manhattan Bank.

  10.4        July 1, 1997 supplemental line of credit agreement    42
              with the Chase Manhattan Bank.

  27          Financial Data Schedule UT                            44