Form 10-K405
period 1997-09-30
LACLEDE GAS CO
filed 1997-12-19
CIK 57183

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1997
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
     The aggregate market value of the Common Stock of the Company, none of which is owned by an affiliate, at November 30, 1997 was $452,286,986.
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this
report.                       17,557,540

Incorporated by Reference:                           Form 10-K Part
     Proxy Statement dated December 19, 1997*              III
     Index to Exhibits is found on page 49.

* The information under the captions "Compensation Committee Report Regarding Executive Compensation" and "Performance Graph" on pages 10-12 of the Proxy Statement is NOT incorporated by reference.

                                 PART I


Item 1.  Business

Laclede Gas Company is a public utility engaged in the retail distribution and transportation of natural gas. The Company, which is subject to the jurisdiction of the Missouri Public Service Commission, serves the City of St. Louis, St. Louis County, the City of St. Charles, and parts of St. Charles, Franklin, Jefferson, St. Francois, Ste. Genevieve, Iron, Madison and Butler Counties, all in Missouri. As an adjunct to its gas distribution and transportation business, the Company operates underground natural gas storage fields and is engaged in the transportation and storage of liquid propane. The Company has engaged in exploration for and development of natural gas on a utility and non-utility basis. Certain gas production sales are subject to the regulation of the Federal Energy Regulatory Commission. However, essentially all oil and gas properties were sold during the 1997 calendar year. The Company has also made investments in other non-utility businesses as part of a diversification program.

NATURAL GAS SUPPLY

Laclede's gas supply strategy continues to have the twofold objective of:
1) ensuring that the gas supplies Laclede acquires are dependable and will be delivered when needed; and 2) insofar as is compatible with that dependability, purchasing gas that is reasonably and economically priced.

Laclede obtains the majority of its gas from Gulf Coast and Mid-Continent producing areas and arranges to have it transported through several interstate pipelines into the pipeline systems of Mississippi River Transmission Corporation (MRT) for ultimate delivery to Laclede's service area. Laclede utilizes firm pipeline transportation capacity, which connects the pipelines "upstream" of the MRT system to the onshore and offshore gas-producing basins. During fiscal year 1997, Laclede continued to release firm transportation capacity to other gas users when Laclede did not need such capacity for itself and its own customers, a procedure that has been a source of profit enhancement.

During fiscal 1997, Laclede purchased natural gas from a diverse group of 40 suppliers to meet its current gas sales and storage injection requirements. Natural gas purchased by Laclede for delivery to the Company's service area through the MRT system during fiscal 1997 totalled 85.3 billion cubic feet
(Bcf). Another 10.0 Bcf of gas was delivered through Panhandle Eastern Pipeline Company and Missouri Pipeline Company (MPC) to Laclede take-points in St. Charles and Franklin Counties. Also, during fiscal 1997, certain commercial and industrial customers purchased their own gas and delivered
17.6 Bcf of gas for redelivery through Laclede's distribution system.

The fiscal 1997 peak day sendout of 1,082,000 MMBtu of gas occurred on Friday, January 10, 1997, when the average temperature was 0 degrees Fahrenheit. This peak day sendout was met by using 599,000 MMBtu of gas purchased and transported using the MRT system, 248,000 MMBtu of gas withdrawn from Laclede's storage facilities, 106,000 MMBtu of gas vaporized through Laclede's propane facilities, 69,000 MMBtu of gas delivered by Missouri Pipeline Company, and 60,000 MMBtu of gas not owned by the Company that was transported for Laclede customers. The Company sold and transported 1,211.0 million therms of gas this year, an increase of 33.9 million therms from fiscal 1996.

UNDERGROUND NATURAL GAS STORAGE

The Company has a firm storage service agreement with MRT for approximately
23.1 billion cubic feet (Bcf) of allocated storage capacity on MRT's system located primarily in Unionville, Louisiana. MRT's tariffs provide for injections into the allocated storage capacity between May 16 through November 15. The Company must withdraw all but 2.2 Bcf during the November 16 through May 15 period.

The Company supplements flowing pipeline gas with natural gas withdrawn from its underground storage field located in St. Louis and St. Charles Counties. The field is designed to provide 357,000 MMBtu of natural gas withdrawals on a peak day, and annual withdrawals of approximately 5,500,000 MMBtu based on the inventory level which the Company plans to maintain.

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

EXPLORATION AND DEVELOPMENT

In May 1997, the Company completed the sale of essentially all of its utility and a major portion of its non-utility oil and gas production properties for $3.3 million, resulting in the recognition of a modest gain. In November 1997, the remaining non-utility properties were sold. Most of the properties sold were assets which had originally been acquired during the 1970s to provide a source of gas for the Company during an era of gas shortages and curtailments. Laclede has not been very active in oil and gas exploration and development for a number of years.

The Company's exploration and development activities were segregated into two distinct functions: utility and non-utility. Under the utility program, the Company participated in drilling 96 wells over its twenty-six year span with 52 of the wells being commercially productive. Since 1981, this program was limited to development activities. Capital expenditures in recent years have not been significant, amounting to $25,000 in 1997, $104,000 in 1996, and $(8,000) in 1995, for the utility program.

Beginning in 1981, the Company continued its search for gas and oil discoveries through Laclede Energy Resources, Inc. (LER), a wholly owned, non-utility subsidiary, which is the general partner in LIMA Resources Associates, a limited partnership in which LER holds a 39.6% interest. LIMA has four limited partners, three of which are subsidiaries of gas transportation and/or distribution companies, each holding an interest of 19.8%. The remaining limited partner, a stock brokerage firm, has a 1.0% interest. Laclede's non-utility exploratory drilling program involved participation in drilling 92 wells, fifty of which were successfully completed and forty-two wells which were plugged and abandoned. The investment in the program changed only slightly during 1997, 1996 and 1995. LER intends to distribute most of the assets of LIMA to the partners and dissolve the limited partnership, and to retain a relatively small amount of cash, as is necessary to satisfy any future liabilities or obligations of LIMA.

REGULATORY MATTERS

At the federal level, Laclede agreed in June 1997 to a settlement of a rate case that its principal pipeline supplier, Mississippi River Transmission Corporation (MRT), had filed with the Federal Energy Regulatory Commission
(FERC) in April 1996. The rates originally filed by MRT would have increased Laclede's annual gas costs by more than $13 million. However, the settlement, rather than increasing Laclede's gas costs, actually reduced Laclede's annual costs by $3 million, beginning in July 1997. The settlement also resulted in nearly $8 million in refunds to Laclede, plus interest, for the period of October 1996 through June 1997. These refunds, as well as MRT's reduced rates, are being passed through to Laclede's customers.

At the state level, changes in Laclede's Purchased Gas Adjustment (PGA) Clause were approved by the Missouri Public Service Commission (MoPSC) in July 1997. Laclede's PGA Clause provides for increases and decreases in wholesale gas costs to be passed through to the Company's customers. Beginning in November 1997, Laclede will make only two scheduled PGA adjustments each year, one for the winter period and one for the summer. In addition, Laclede may make one unscheduled adjustment during the winter if significant, unforeseen increases or decreases in gas costs occur. The Company also is authorized to purchase a limited amount of financial instruments that could reduce Laclede's cost of gas in the face of any unusually large gas price increases that may occur during the 1997-1998 winter season. The cost of purchasing these instruments is being recovered from customers.

Fiscal 1997 also was the first year in which Laclede operated under its Gas Supply Incentive Plan, which has provided significant benefits for Laclede's customers and share owners. Under the Incentive Plan, which was approved by the MoPSC in the settlement of Laclede's last rate case for a three-year period ending September 30, 1999, Laclede and its customers share in income from off system sales and in certain gains and losses, as measured against benchmark levels of gas costs, related to the acquisition of the Company's gas supply assets. During fiscal 1997, the Company achieved overall gas cost savings of about $35.0 million, resulting in savings to Laclede's customers of $27.6 million and contributing about $7.4 million in pretax income to the Company.

In September 1997, the MoPSC Staff recommended that Laclede refund $3.6 million to the Company's ratepayers in connection with the sale of gas Laclede made outside of Missouri during fiscal 1996, prior to the approval of the Gas Supply Incentive Plan described above. Laclede intends to vigorously oppose the Staff's recommendation.

During 1997, the MoPSC also formed a roundtable discussion group comprised of representatives from various segments of the natural gas industry to discuss issues of emerging importance, including unbundling. Unbundling is a process that some local distribution companies in certain areas have undertaken in which small customers, including residential customers, may purchase their gas supplies from third parties separately, or unbundled, from the transportation service the local distribution company provides. At this time, the MoPSC has taken no action on unbundling.

In certain proceedings, the MoPSC has examined the operation of purchased gas adjustment clauses under which gas distribution utilities, such as the Company, pass through to customers increases and decreases in the wholesale cost of natural gas. In January 1996, the MoPSC issued an order in which it rejected arguments that such clauses were unlawful and affirmed the legality of such a clause utilized by another utility. In December 1996, the Circuit Court of Cole County, Missouri upheld the MoPSC's order. The Circuit Court's decision was subsequently appealed by several parties to the Missouri Court of Appeals, Western District, where the matter is now pending. The Company participated in the proceedings before the MoPSC and the Circuit Court and is currently participating in the appellate proceedings pending before the Missouri Court of Appeals. Oral argument in such proceedings was heard on November 5, 1997.


OTHER PERTINENT MATTERS

The business of the Company is subject to a seasonal fluctuation with the peak period occurring in the winter season.

                                  *****

As of September 30, 1997, the Company had 2,086 employees, which includes 2 part-time employees.

                                  *****

The Company has a labor agreement with Locals 5-6 and 5-194 of the Oil, Chemical and Atomic Workers International Union, two unions which represent approximately 70% of the Company's employees. On June 25, 1997, Company and Union representatives signed a new three-year labor agreement replacing the prior agreement which was to expire July 31, 1997. The new contract extends through July 31, 2000. The settlement resulted in wage increases of 2.5% in all three years, along with lump-sum payment provisions and other benefit improvements.

                                  *****

The Company's business has monopoly characteristics in that it is the only distributor of natural gas within its (franchised) service area. The principal competition is the local electric company. Other competitors in Laclede's service area include suppliers of fuel oil, coal, liquefied petroleum gas in outlying areas, and in a portion of downtown St. Louis, a district steam system. Gas for househeating, certain other household uses, and commercial and industrial space heating is now being sold by Laclede at prices generally lower than are charged for competitive fuels and other energy forms. Coal is competitive as a fuel source for very large boiler plant loads, but environmental concerns have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels vary widely in price throughout the year, thus limiting the competitiveness of these fuels. In certain cases, district steam has been competitive with gas for downtown area heating users. In the past five years, Laclede has made a net conversion of 38 steam customers representing approximately 900,000 annual therms.

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

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency (EPA), Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). As previously reported by the Company, the Company has had lengthy discussions with the EPA and the Missouri Department of Natural Resources (MoDNR) on the question of what additional actions are required for the site. On October 17, 1997, the Company submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA), together with an accompanying letter (collectively the "Submitted EE/CA Documents"), in which the Company proposed to maintain various institutional controls at this site, to stabilize the bank of a drainageway located at the edge of the site, and to perform a limited removal of some contaminants located in certain small areas of the site. The EPA and the MoDNR are currently reviewing the Submitted EE/CA Documents. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the Company performs the limited actions described in the Submitted EE/CA Documents, the Company estimates that the overall costs will be approximately $740,000. As of September 30, 1997, $541,000 of such overall costs had been paid, and an additional $199,000 was reserved by the Company. If the Company is required to take any additional actions with regard to the site, the Company may have to incur additional costs, the extent of which cannot practicably be estimated currently. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri Voluntary Cleanup Program, for the purpose of characterizing the site. MoDNR's preliminary tests conducted at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company and MoDNR have agreed upon the scope of the Company's initial investigation, which consists of the drilling of monitoring wells to assess the condition of groundwater at this site. The Company currently estimates that the cost of such investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to such investigation of the site would together approximate $96,000. Currently, $36,000 has been paid and an additional $60,000 has been reserved on the Company's books. The City of St. Louis, the current owner of the site, received proposals from several different groups to develop this site. Various portions of the development proposals dealt with the issue of the environmental condition of the site, and the impact of such condition on possible development plans. Unless and until any development proposal is selected, the Company is unable to determine the impact, if any, that any proposed development will have on actions to be taken regarding the site, and the cost of any such actions. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.

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

                                  *****

The Company did not issue any shares of common stock during fiscal year 1997. The Company issued 137,913 shares of its common stock during fiscal year 1996 under its Dividend Reinvestment and Stock Purchase Plan.

Customers and revenues contributed by each class of customers for the last three fiscal years are as follows:

    Revenues $(000)
                                        1997          1996          1995
                                        ----          ----          ----
    Residential                     $395,250      $376,818      $302,770
    Commercial & Industrial          152,222       145,466       109,270
    Interruptible                      2,098         2,035         1,655
    Transportation                    13,042        15,375        13,211
    Off System and Other Incentive    34,288        11,640             -
    Exploration & Development          1,273           856         1,447
    Provision for Refunds and Other    4,659         4,266         3,564
                                    --------      --------      --------
         Total                      $602,832      $556,456      $431,917
                                    ========      ========      ========

    Customers (End of Period)           1997          1996          1995
                                        ----          ----          ----

    Residential                      572,794       569,818       566,421
    Commercial & Industrial           37,985        37,735        37,409
    Interruptible                         16            16            16
    Transportation                       142           130           129
                                     -------       -------       -------
         Total                       610,937       607,699       603,975
                                     =======       =======       =======

The Company has, or in one instance, will seek to renew, franchises having initial terms varying from five years to an indefinite duration. In this regard, it should be noted that the Company will seek to renew its franchise in Florissant, Missouri, which franchise expired in 1992; and that, since that time, the Company has continued to provide service in that community without a formal franchise. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of the Company's public utility business in the State of Missouri as now conducted.

                                  *****

Laclede Investment Corporation, a wholly owned subsidiary, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary of Laclede Investment Corporation, continues its non-utility efforts to market natural gas, which began in fiscal 1996. LER has sold all of its interest in the oil and gas exploration and development projects in which LER had been engaged, either directly as a working interest owner, or indirectly as the general partner of LIMA Resources Associates, L.P. (LIMA). LER intends to distribute most of the assets of LIMA to the partners and dissolve the limited partnership, and to retain a relatively small amount of cash, as is necessary to satisfy any future liabilities or obligations of LIMA.

Laclede Gas Family Services, Inc., a wholly owned subsidiary of Laclede Energy Resources, Inc., is a registered insurance agency in the State of Missouri. It is currently promoting the sale of supplemental hospitalization, accident, supplemental medicare and life insurance by Life Insurance Company of North America, Washington National Insurance Company, Fidelity Security Life Insurance Company and Union Fidelity Life Insurance Company.

Laclede Development Company (Laclede Development), a wholly owned subsidiary, participates in real estate development, primarily through joint ventures. In 1992, Laclede Development filed a lawsuit alleging fraud, negligent misrepresentation, and other claims against the Resolution Trust Corporation (RTC) and certain former senior executives of Germania Bank, a federal savings institution, now in conservatorship (Germania). This suit arose in connection with Laclede Development's loss on an investment in a $5.8 million convertible debenture issued by Germania. That lawsuit has been settled with the RTC, but remains pending against certain individual defendants.

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

Item 2.  Properties

The principal utility properties of Laclede consist of approximately 7,722 miles of gas main, related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of the Company's utility plant is subject to the liens of its mortgage.

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


Item 3.  Legal Proceedings

On October 6, 1997, Energy Source, Inc. (Energy Source, Inc. and its affiliates are hereinafter referred to individually and collectively as "ESI") filed an amended petition (Amended Petition) in the district court of Harris County, Texas, in which ESI has named the Company as a party defendant to certain litigation previously initiated among ESI, Panhandle Eastern Pipe Line Company (PEPL) and PanEnergy Corporation (PanEnergy) (PEPL and PanEnergy are hereinafter referred to individually and collectively as "Panhandle"). ESI previously supplied natural gas to the Company under an agreement which has expired. The Company selected a different supplier to furnish gas beyond the expiration date of such agreement. PEPL provided pipeline transportation services under both the arrangement with ESI and the Company's new arrangement with the Company's current supplier. In its Amended Petition, ESI asserts, among other things, that the Company: (a) allegedly conspired with Panhandle, in violation of the Texas Business and Commerce Code, in Panhandle's alleged attempt to monopolize certain gas transportation markets, through unlawful tying arrangements and other anti-competitive means; and (b) interfered with ESI's contractual arrangements with Panhandle by misrepresenting to ESI the status of the Company's then pending negotiations with ESI, and other potential suppliers. Based upon management's understanding of the relevant facts and circumstances, and its preliminary review of this Amended Petition, the Company believes that ESI's claims against the Company are without merit, and that the outcome of this litigation is not likely to have a material adverse impact on the Company.

Superior Oil Company and Union Pacific Railroad Company (the "Plaintiffs") recently joined Laclede as an additional defendant, in a lawsuit previously filed by the Plaintiffs against Allied Signal, Inc. and Monsanto Company. In this lawsuit the Plaintiffs are seeking contribution from the defendants under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") for response costs which have been incurred, and which will be incurred, by the Plaintiffs to remediate contamination at a site located in St. Louis, Missouri which the Plaintiffs currently own and/or lease (the "Superior Oil Site"). The Plaintiffs contend that the three defendants should be held jointly and severally liable for past and future response costs, in Laclede's case, because: (a) coal tar wastes allegedly are and have been migrating onto the Superior Oil Site from an adjacent site, which is the former location of one of Laclede's gas manufacturing plants; and (b) Laclede allegedly previously arranged for the disposal of coal tar wastes at the Superior Oil Site through the operations of Barrett Manufacturing Company (the predecessor in interest of Allied Signal, Inc.). The Superior Oil Site is also the subject of a separate CERCLA lawsuit filed by the U.S. Environmental Protection Agency (EPA) against the Plaintiffs and several other potentially responsible parties. Laclede is not a party to the lawsuit initiated by the EPA and has never been named by the EPA as a responsible party at the Superior Oil Site. The Superior Oil Site is contaminated with dioxin, which has been identified in site investigation reports as the main contaminant of concern at the Superior Oil Site. There has been no allegation that Laclede generated or arranged for disposal of any dioxin. Based upon the information currently available to Laclede, Laclede believes that if Laclede is found to have contributed at all to the contamination at the Superior Oil Site, Laclede's share of the liability for response costs applicable to the Superior Oil Site would be relatively small. Accordingly, such liability should have no material adverse impact on Laclede's financial condition or results of operations. Laclede intends to defend vigorously the lawsuit in which it has been named a party. See also the final unnumbered paragraph of the discussion of environmental matters contained in Part I, Item 1, Business, Other Pertinent Matters, which unnumbered paragraph deals with appropriate rate case recovery of various environmental costs.

The entirety of the environmental discussion referred to in the immediately preceding unnumbered paragraph also contains a discussion of various additional environmental matters regarding primarily two other former manufactured gas plant sites.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

EXECUTIVE OFFICERS OF REGISTRANT
Name, Age, and Position with Company                     Appointed (1)

R. C. Jaudes, Age 63
  Chairman of the Board and Chief Executive Officer      December 1, 1997
  Chairman, President and Chief Executive Officer        January 27, 1994
  President and Chief Executive Officer                  August 1, 1991
  President and Chief Operating Officer                  October 1, 1990
  Executive Vice President -
    Operations and Marketing                             July 1, 1989

D. H. Yaeger, Age 48
  President and Chief Operating Officer                  December 1, 1997
  Executive Vice President - Operations and
    Marketing                                            September 1, 1995
  Senior Vice President - Operations, Gas
    Supply and Technical Services                        January 27, 1994
  Vice President - Operations, Gas Supply
    and Technical Services                               September 1, 1992
  Vice President - Planning                              December 1, 1990

D. L. Godiner, Age 64
  Senior Vice President - General Counsel
    and Secretary                                        January 24, 1991
  Vice President - General Counsel and Secretary         September 1, 1990

R. M. Lee, Age 56
  Senior Vice President - Administrative Services        September 1, 1995
  Senior Vice President - Marketing                      January 27, 1994
  Vice President - Marketing                             January 22, 1987

G. T. McNeive, Jr., Age 55
  Senior Vice President - Finance and Chief
    Financial Officer                                    September 1, 1995
  Vice President - Associate General
    Counsel                                              January 27, 1994
  Assistant Vice President - Associate
    General Counsel                                      September 1, 1992

K. J. Neises, Age 56
  Senior Vice President - Gas Supply and
    Regulatory Affairs                                   September 1, 1995
  Senior Vice President - Federal Regulatory
    Affairs                                              January 27, 1994
  Vice President - Federal Regulatory Affairs            October 27, 1988

J. G. Hofer, Age 60
  Vice President - Operations                            July 1, 1992

M. E. McMillian, Age 51
  Vice President - Human Resources                       September 22, 1983

J. Moten, Jr., Age 56
  Vice President - Community Relations                   January 27, 1994
  (Director of Community Affairs/Conservation)           November 1, 1986

P. J. Palumbo, Age 52
  Vice President - Industrial Relations                  September 1, 1992

R. L. Russell, Age 60
  Vice President - Marketing                             February 1, 1997
  (Director of Marketing)                                September 1, 1995
  (General Sales Manager)                                October 1, 1994
  (Director of Market Development)                       October 1, 1993
  (Director of Operations - MoNat Division)              March 1, 1985

R. L. Krutzman, Age 51
  Treasurer and Assistant Secretary                      February 1, 1996
  (Manager, Tax and Payroll)                             February 1, 1992

( ) Indicates a non-officer position.
(1) Officers of Laclede Gas Company are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".



                                 Part II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At September 30, 1997, there were 10,551 holders of record of the Company's common stock.

Common Stock Market and Dividend Information

                         Price Range           Dividends
Fiscal 1997             High      Low          Declared
--------------------------------------------------------
1st Quarter             24-7/8    22-1/4       $.325
2nd Quarter             24-5/8    20-7/8       $.325
3rd Quarter             23-1/8    20-1/4       $.325
4th Quarter             24-5/8    21-5/8       $.325

                         Price Range           Dividends
Fiscal 1996             High      Low          Declared
--------------------------------------------------------
1st Quarter             23-1/8    19-5/8       $.315
2nd Quarter             24-1/4    20           $.315
3rd Quarter             24-3/8    21-1/4       $.315
4th Quarter             24-3/4    20-3/4       $.315

Item 6.  Selected Financial Data
                                      Fiscal Years Ended September 30
(Thousands Except Per Share     1997      1996      1995      1994      1993
      Amounts)                  ----      ----      ----      ----      ----
Summary of Operations
Utility Operating Revenues  $602,832  $556,456  $431,917  $523,866  $503,948
                            ------------------------------------------------
Utility Operating Expenses:
 Natural and propane gas     353,810   316,476   221,423   308,515   291,057
 Other operation expenses     90,712    84,844    80,573    84,906    81,027
 Maintenance                  18,205    18,127    17,508    18,351    16,693
 Depreciation & amortization  25,884    25,009    23,676    19,332    18,704
 Taxes, other than
  income taxes                46,534    44,987    40,529    42,627    41,061
 Income taxes                 17,962    18,603     9,878    12,517    14,997
                            ------------------------------------------------
   Total utility operating
     expenses                553,107   508,046   393,587   486,248   463,539
                            ------------------------------------------------
Utility Operating Income      49,725    48,410    38,330    37,618    40,409
Allowance for Funds Used
 During Construction             367        17       247       203       186
Miscellaneous Income and
 Income Deductions - Net       1,462     2,344       851       790       785
                            ------------------------------------------------
Income Before Interest
 Charges                      51,554    50,771    39,428    38,611    41,380
                            ------------------------------------------------
Interest Charges:
 Interest on long-term debt   14,169    13,939    12,544    12,626    14,415
 Other interest charges        4,919     4,008     5,983     3,768     1,798
                            ------------------------------------------------
  Total interest charges      19,088    17,947    18,527    16,394    16,213
                            ------------------------------------------------
Net Income                    32,466    32,824    20,901    22,217    25,167
Dividends on Preferred Stk        97        97        97        97        97
                            ------------------------------------------------
Earnings Applicable to
 Common Stock               $ 32,369   $32,727  $ 20,804  $ 22,120  $ 25,070
                            ================================================
Earnings Per Share of
 Common Stock                  $1.84     $1.87     $1.27     $1.42     $1.61
                            ================================================

Item 6.  Selected Financial Data
                                     Fiscal Years Ended September 30
(Thousands Except Per Share     1997      1996      1995      1994     1993
   Amounts)                     ----      ----      ----      ----     ----

Dividends Declared-
 Common Stock               $ 22,825  $ 22,079  $ 20,538  $ 19,054 $ 18,938
Dividends Declared Per
 Share of Common Stock         $1.30     $1.26     $1.24     $1.22   $1.215

Utility Plant
 Gross Plant-End of Period  $792,661  $780,001  $745,629  $709,563 $677,613
 Net Plant-End of Period     467,573   452,165   434,336   411,677  390,826
 Construction Expenditures    42,842    41,205    45,804    39,193   40,880
 Property Retirements          6,241     6,486     9,199     6,757    6,135
 Total Assets                720,710   689,395   636,694   608,295  515,312

Capitalization -
 End of Period
 Common Stock and Paid-In
  Capital                   $ 80,628  $ 80,628  $ 77,686  $ 45,638 $ 43,702
 Retained Earnings           193,776   184,232   173,584   173,318  170,252
 Treasury Stock              (24,017)  (24,017)  (24,017)  (24,017) (24,017)
                            -----------------------------------------------
 Common stock equity         250,387   240,843   227,253   194,939  189,937
 Redeemable Preferred Stock    1,960     1,960     1,960     1,960    1,960
 Long-Term Debt              154,413   179,346   154,279   154,211  165,745
                            -----------------------------------------------
     Total capitalization   $406,760  $422,149  $383,492  $351,110 $357,642
                            ===============================================

Shares of Common Stock
 Outstanding-End of Period    17,558    17,558    17,420    15,670   15,586
 Book Value Per Share         $14.26    $13.72    $13.05    $12.44   $12.19



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
     Earnings applicable to common stock for the fiscal year ended September 30, 1997 were $32.4 million, compared with $32.7 million for 1996 and $20.8 million for 1995. Earnings per share of common stock based on average shares outstanding were $1.84 in 1997, compared with $1.87 in 1996 and $1.27 in 1995. The $.03 per share decrease in fiscal 1997 (from fiscal 1996) was primarily due to higher costs of doing business and reduced consumption by the Company's heating customers in response to sharply higher gas prices which were in effect for the first part of the winter during fiscal 1997. These decreases were largely offset by the benefits of the Company's general rate increase effective September 1, 1996 and income from the Gas Supply Incentive Plan (which became effective October 1, 1996 for a three-year period ending September 30, 1999). Under the Incentive Plan, Laclede and its customers share in income from off-system sales and certain gains and losses, as measured against benchmark levels of gas costs, related to the acquisition of the Company's gas supply assets. As part of this Plan, Laclede sells gas supply and pipeline capacity in markets outside of its normal service territory. During fiscal 1997, the Company achieved overall gas cost savings of about $35.0 million, resulting in savings to Laclede's customers of $27.6 million and contributing about $7.4 million in pre-tax income to the Company. The results of the Incentive Plan may not be representative of future periods due to the volatile and seasonal nature of such efforts. The $.60 per share increase in earnings in fiscal 1996 (from fiscal 1995) was primarily due to higher gas sales resulting from significantly colder weather (as compared with fiscal 1995). Earnings also benefited from income realized due to non-traditional gas marketing efforts, which commenced in fiscal 1996, through the Company and its wholly owned subsidiary, Laclede Energy Resources, Inc. The impact on earnings from such non-traditional gas marketing efforts in fiscal 1996 was $3.1 million. The settlement in the Company's 1996 general rate case, as approved by the Missouri Public Service Commission (MoPSC), provided that certain utility gas marketing efforts be covered by the Gas Supply Incentive Plan, effective October 1, 1996.
     Utility operating revenues for fiscal year 1997 increased $46.4 million, or 8.3%, above fiscal 1996, and in 1996 increased $124.5 million, or 28.8%, above fiscal 1995. The 1997 increase was principally due to higher wholesale gas costs of $38.7 million (which are passed on to customers in accordance with the Purchased Gas Adjustment Clause), increased off-system and other Incentive Plan revenues of $22.6 million, and the benefit of the general rate increase effective September 1, 1996 of $9.2 million. These increases were partially offset by lower system sales (primarily due to reduced consumption by heating customers) and other variations netting to $24.1 million. The 1996 increase was principally due to higher system therms sold and transported (mainly arising from colder weather) and other variations netting to $63.6 million, increased wholesale gas costs of $48.6 million, non-traditional gas marketing revenues of $11.6 million, and the one-month benefit of a general rate increase effective September 1, 1996 of $.7 million. Total therms sold and transported for 1997 were 1,211.0 million compared with 1,177.1 million in 1996 and 978.1 million in 1995.
     Utility operating expenses increased $45.1 million, or 8.9%, in fiscal 1997, and in 1996 increased $114.5 million, or 29.1%, above fiscal 1995. Natural and propane gas expense increased $37.3 million in 1997 reflecting increased rates charged by our suppliers and higher expense related to off-system sales and the aforementioned Incentive Plan. These increases were partially offset by reduced volumes purchased for sendout.
In 1996, natural and propane gas expense increased $95.1 million due to higher natural gas prices, increased volumes purchased for sendout, and gas purchases related to non-traditional gas marketing efforts. Other operation and maintenance expenses increased $5.9 million, or 5.8%, in 1997 principally due to higher wage rates, lower gains applicable to lump-sum pension settlements, a higher provision for uncollectible accounts, and other increases in the costs of doing business. These increases were partially offset by lower net pension costs. In 1996, other operation and maintenance expenses increased $4.9 million, or 5.0%, mainly due to higher net pension costs which resulted partly from pension credits recorded in fiscal 1995 to establish a regulatory asset (necessary to reflect pension costs consistent with the regulatory accounting treatment ordered by the MoPSC in Case No. GR-94-220), and higher wage rates. These increases were partially offset by the recognition of higher gains on lump-sum pension settlements and lower group insurance charges. Depreciation and amortization expense increased 3.5% in 1997 primarily due to additional depreciable property, partially offset by lower charges resulting from the sale of oil and gas properties in May 1997. This sale is discussed further in the following paragraph. In 1996, depreciation and amortization expense increased 5.6% primarily as a result of increased depreciable property. Taxes, other than income taxes, increased 3.4% in 1997 principally attributable to higher gross receipts taxes (mainly reflecting increased revenues) and higher property taxes. In 1996, taxes, other than income taxes, increased 11.0% primarily due to higher gross receipts taxes (reflecting increased revenues), partially offset by lower property taxes. The variations in income tax expense are mainly due to changes in income.
     Miscellaneous income and income deductions (net of applicable income tax expense) decreased by $.5 million in 1997 primarily due to reduced subsidiary income (mainly lower non-utility gas marketing income recognized by the Company's wholly owned subsidiary, Laclede Energy Resources, Inc.). This decrease was partially offset by a modest gain resulting from the sale of certain oil and gas properties in 1997 for $3.3 million. Most of the properties sold were assets which had originally been acquired during the 1970s to provide a source of gas for the Company during an era of gas shortages and curtailments. Laclede has not been very active in oil and gas exploration and development for a number of years. In 1996, miscellaneous income and income deductions increased by $1.3 million mainly due to the gas marketing efforts of the Company's wholly owned subsidiary, Laclede Energy Resources, Inc., which commenced in fiscal 1996.
     Interest expense increased 6.4% in fiscal year 1997 principally due to higher short-term interest expense attributable to higher average borrowings and increased interest charges on long-term debt reflecting the full-year effect of the issuance in November 1995 of $25 million of 6-1/2% First Mortgage Bonds. In 1996, interest expense decreased 3.1% primarily due to lower short-term interest expense reflecting lower average borrowings and reduced interest on refunds due customers, partially offset by an increase in interest on long-term debt resulting from the aforementioned bond issuance.
     On June 25, 1997, the Company and Union representatives reached a new three-year labor agreement replacing the prior agreement which was to expire July 31, 1997. The new contract extends through July 31, 2000. The settlement resulted in wage increases of 2.5% in all three years, along with lump-sum payment provisions and other benefit improvements.

Accounting Changes

     The American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Accounting for Environmental Remediation Liabilities", which is effective in fiscal 1998. The Financial Accounting Standards Board (FASB) has issued various accounting standards, including Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". Adoption of SFAS No. 128 and SFAS No. 129 is required in fiscal 1998. The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both are effective in fiscal 1999. Based on current circumstances, the Company does not expect the adoption of the aforementioned standards to have a material effect on the Company's financial position or results of operations.

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

Liquidity and Capital Resources
     Cash flow from operations, net of dividend payments, has generally provided the principal liquidity to meet operating requirements and to fund a portion of the Company's construction program. Any remaining funding requirement for construction or for other needs has been provided by long-term and short-term financing. The issuance of long-term financing is dependent on management's evaluation of need, financial market conditions, and other factors. Short-term financing is used to meet seasonal cash requirements and/or to defer long-term financing until market conditions are favorable.
     Short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1997, the Company renewed its primary lines of bank credit under which it may borrow up to an aggregate of $40 million prior to January 31, 1998, with renewal of any loans outstanding on that date permitted up to June 30, 1998. This, along with the Company's previously obtained $90 million supplemental line of credit which ran through March 1, 1997, provided a total line of credit of $130 million for the 1996-1997 heating season. Short-term requirements peaked at $104.0 million in January 1997, a level that was met through sales of commercial paper supported by lines of credit with banks. Since seasonal cash needs typically decline at the end of the heating season, the Company subsequently reduced the supplemental line of credit to a low of $15 million. Under current bank loan agreements, Laclede may borrow up to $110 million, which includes the Company's primary lines of credit of $40 million and a $70 million supplemental line of credit extending through August 30, 1998. Short-term borrowings outstanding at September 30, 1997 were $74.0 million.

     On March 19, 1997, the MoPSC approved the Company's application seeking a two-year extension, to April 21, 1999, of its previously granted authority to sell up to $50 million of additional First Mortgage Bonds. The original authorization was for $100 million of First Mortgage Bonds of which $50 million had already been issued and sold. On October 16, 1997, the Board of Directors received competitive bids from various underwriters related to the issuance and sale of First Mortgage Bonds, and the Board elected to sell $25 million of First Mortgage Bonds to the lowest bidder, at an overall cost to the Company of 6.675%. The bonds were dated October 15, 1997 and mature October 15, 2012. The proceeds were used for the payment of outstanding short-term borrowings. The bonds were rated Aa3 by Moody's, AA- by Standard & Poor's and A+ by Fitch. These ratings also now apply to the Company's other outstanding bonds. The Company has $25 million of principal amount of bonds remaining unissued under this authorization. The amounts and timing of any future issuance will depend on management's evaluation of need, financial market conditions, and other factors.
     Construction expenditures for utility purposes were $42.8 million in fiscal 1997 compared with $41.2 million in fiscal 1996 and $45.8 million in fiscal 1995. The Company expects fiscal 1998 utility construction expenditures to approximate $46.1 million.
     The Company's Purchased Gas Adjustment (PGA) Clause provides for changes in the prices of wholesale gas costs to be passed on to the Company's customers. Under new procedures approved by the MoPSC in July 1997, the Company will make only two scheduled PGA filings each year, one for the winter period and one for the summer. In addition, the Company may make one unscheduled adjustment during the winter if significant, unforeseen increases or decreases in gas costs occur. The new procedures also authorize the Company to purchase financial instruments that could protect the Company and its customers from any unusually large winter period gas price increases. The cost of purchasing these instruments and any gains derived from such activities are passed on to the Company's customers through the operation of the PGA Clause. Accordingly, there is no earnings impact as a result of the use of these financial instruments. These new procedures will provide better gas price stability for the Company's customers.
      As part of its annual review of the Company's gas costs, the Staff of the MoPSC has recommended an adjustment which, if approved by the MoPSC and upheld by the courts, would require the Company to refund to its customers approximately $3.6 million of gains realized by the Company from various sales made outside of Missouri between November 1995 and March 1996. The Company will vigorously oppose the Staff's recommended adjustment before the MoPSC on the grounds that such adjustment violates Missouri law, is impermissible under the Company's MoPSC-approved tariffs, and is otherwise unlawful and unreasonable. The Company believes that the outcome of this matter is unlikely to have a material adverse impact on the Company.
     The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. However, the Company has reported certain environmental liabilities in connection with two manufactured gas plants operated by the Company in the past which produced certain by-products and residuals. The Company has either already paid or reserved overall costs of $836,000 which are estimated to cover the performance of certain limited actions at these locations. At this time, the ultimate costs to be incurred remain unclear, as does the amount of any recovery which the Company may be able to obtain from other responsible parties and/or the Company's insurers. In the Company's most recent rate case, the MoPSC approved, effective September 1, 1996, the continued use of a cost deferral mechanism for the appropriate rate recovery of various environmental costs which authorization will be null and void if the Company does not file to further adjust its rates by September 1, 1998. In any event, the recovery of costs thus deferred may be challenged in future rate proceedings. Refer to Note 10 of Notes to Consolidated Financial Statements on page 40 for additional information on the Company's environmental matters.
     Capitalization at September 30, 1997, excluding current obligations of long-term debt, consisted of 61.5% common stock equity, .5% preferred stock and 38.0% long-term debt.
     The Company's ratio of earnings before taxes to interest charges was
3.6 for 1997, 3.8 for 1996 and 2.6 for 1995.
     It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources both internal and external to meet anticipated capital requirements.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

We have audited the consolidated balance sheets and statements of consolidated capitalization of Laclede Gas Company and its subsidiary companies as of September 30, 1997 and 1996, and the related statements of consolidated income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Part IV, item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Laclede Gas Company and its subsidiary companies as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 20, 1997

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

Deloitte and Touche LLP, the Company's independent auditors, whose report is contained herein, are responsible for auditing the Company's financial statements in accordance with generally accepted auditing standards. Such standards include obtaining an understanding of the internal control structure in order to design the audit of the financial statements.

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

Robert C. Jaudes
Chairman of the Board
and Chief Executive Officer

Gerald T. McNeive, Jr.
Senior Vice President-Finance
and Chief Financial Officer

Item 8.  Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                         1997       1996       1995
---------------------------------------------------------------------------
Utility Operating Revenues                   $602,832   $556,456   $431,917
                                             ------------------------------
Utility Operating Expenses
 Natural and propane gas                      353,810    316,476    221,423
 Other operation expenses                      90,712     84,844     80,573
 Maintenance                                   18,205     18,127     17,508
 Depreciation and amortization                 25,884     25,009     23,676
 Taxes, other than income taxes                46,534     44,987     40,529
 Income taxes (Note 8)                         17,962     18,603      9,878
                                             ------------------------------
        Total utility operating expenses      553,107    508,046    393,587
                                             ------------------------------
Utility Operating Income                       49,725     48,410     38,330
Miscellaneous Income and Income Deductions-
 Net (less applicable income taxes - Note 8)    1,829      2,361      1,098
                                             ------------------------------
Income Before Interest Charges                 51,554     50,771     39,428
                                             ------------------------------
Interest Charges:
 Interest on long-term debt                    14,169     13,939     12,544
 Other interest charges                         4,919      4,008      5,983
                                             ------------------------------
                    Total interest charges     19,088     17,947     18,527
                                             ------------------------------
Net Income                                     32,466     32,824     20,901
Dividends on Preferred Stock                       97         97         97
                                             ------------------------------
Earnings Applicable to Common Stock          $ 32,369    $32,727   $ 20,804
                                             ==============================
Average Shares of Common Stock Outstanding     17,558     17,523     16,344
                                             ==============================
Earnings Per Share of Common Stock
 (after preferred dividends)                    $1.84      $1.87      $1.27
                                             ==============================

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                          1997       1996      1995
---------------------------------------------------------------------------
Balance at Beginning of Year                  $184,232   $173,584  $173,318
Add - Net income, per statements                32,466     32,824    20,901
                                              -----------------------------
                                Total          216,698    206,408   194,219
                                              -----------------------------
Deduct - Cash Dividends Declared:
 Preferred stock at required annual rates           97         97        97
 Common stock, $1.30 per share in 1997,
 $1.26 per share in 1996 and $1.24 per
 share in 1995                                  22,825     22,079    20,538
                                              -----------------------------
                                Total           22,922     22,176    20,635
                                              -----------------------------
Balance at End of Year                        $193,776   $184,232  $173,584
                                              =============================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1997        1996
--------------------------------------------------------------------------
Assets
  Utility Plant                                       $792,661    $780,001
   Less - Accumulated depreciation & amortization      325,088     327,836
                                                      --------------------
                                  Net utility plant    467,573     452,165
                                                      --------------------
  Other Property and Investments, at Cost or Less
   (net of accumulated depreciation and amortization,
    1997, $9,493; 1996, $9,477)                         29,724      24,265
                                                      --------------------
  Current Assets:
   Cash and cash equivalents                             4,508       4,360
   Accounts receivable:
     Gas customers - Billed and unbilled                46,098      45,251
     Other                                               9,885       8,311
     Less - Allowances for doubtful accounts            (8,051)     (7,984)
   Inventories:
     Materials, supplies and merchandise at
       average cost                                      5,216       5,634
     Natural gas stored underground for current use
       at LIFO cost                                     56,867      58,769
     Propane gas for current use at FIFO cost           12,917      12,655
     Prepayments                                         1,986       1,910
     Deferred income taxes (Note 8)                      9,881       4,477
                                                      --------------------
                               Total current assets    139,307     133,383
                                                      --------------------
  Deferred Charges                                      84,106      79,582
                                                      --------------------
                                       Total Assets   $720,710    $689,395
                                                      ====================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1997        1996
--------------------------------------------------------------------------
Capitalization and Liabilities
  Capitalization, per statements:
   Common stock equity                                $250,387    $240,843
   Redeemable preferred stock                            1,960       1,960
   Long-term debt                                      154,413     179,346
                                                      --------------------
                               Total capitalization    406,760     422,149
                                                      --------------------
  Current Liabilities:
   Notes payable (Note 9)                               74,000      59,600
   Accounts payable                                     29,628      20,637
   Refunds due customers                                   731       1,248
   Advance customer billings                            12,700       6,231
   Current portion of long-term debt                    25,000           -
   Wages payable                                         3,823       3,433
   Dividends payable                                     5,804       5,640
   Customer deposits                                     3,189       3,224
   Interest accrued                                      7,582       7,572
   Taxes accrued                                         6,848      10,212
   Unamortized purchased gas adjustments                13,022      26,744
   Other current liabilities                             2,111       1,907
                                                      --------------------
                          Total current liabilities    184,438     146,448
                                                      --------------------
 Deferred Credits and Other Liabilities:
   Deferred income taxes (Note 8)                       85,013      78,149
   Unamortized investment tax credits (Note 8)           7,280       7,669
   Other                                                37,219      34,980
                                                      --------------------
       Total deferred credits and other liabilities    129,512     120,798
                                                      --------------------
 Commitments and Contingencies (Note 10)

               Total Capitalization and Liabilities   $720,710    $689,395
                                                      ====================

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CAPITALIZATION
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1997        1996
--------------------------------------------------------------------------
Common Stock Equity (Note 4):
  Common stock, par value $1 per share:
    Authorized - 1997 and 1996, 50,000,000 shares
    Issued - 1997 and 1996, 19,423,178 shares         $ 19,423    $ 19,423
  Paid-in capital                                       61,205      61,205
  Retained earnings, per statements                    193,776     184,232
  Treasury stock, at cost - 1997 and 1996,
    1,865,638 shares                                   (24,017)    (24,017)
                                                      --------------------
                          Total common stock equity    250,387     240,843
                                                      --------------------

Redeemable Preferred Stock,
  par value $25 per share (1,480,000 shares
  authorized) issued and outstanding (Note 5):
    5% Series B - 1997 and 1996, 71,890 shares           1,797       1,797
    4.56% Series C - 1997 and 1996, 6,510 shares           163         163
                                                      --------------------
                   Total redeemable preferred stock      1,960       1,960
                                                      --------------------
 Long-Term Debt (Note 6):
  First mortgage bonds:
    6-1/4% Series, due May 1, 2003                      25,000      25,000
    8-1/2% Series, due November 15, 2004                25,000      25,000
    8-5/8% Series, due May 15, 2006                     40,000      40,000
    7-1/2% Series, due November 1, 2007                 40,000      40,000
    6-1/2% Series, due November 15, 2010                25,000      25,000
    9-5/8% Series, due May 15, 2013 (maturity
                   election in 1998)                         -      25,000
                                                      --------------------
                                              Total    155,000     180,000
  Unamortized discount, net of premium,
    on long-term debt                                     (587)       (654)
                                                      --------------------
                               Total long-term debt    154,413     179,346
                                                      --------------------
                                              Total   $406,760    $422,149
                                                      ====================

Long-term debt amounts are exclusive of current obligations.


See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of Dollars)
--------------------------------------------------------------------------
Years Ended September 30                       1997        1996       1995
--------------------------------------------------------------------------
Operating Activities:
 Net Income                                 $32,466     $32,824    $20,901
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization              25,923      25,037     23,728
  Deferred income taxes and investment
   tax credits                                8,681     (10,598)     9,459
  Other - net                                  (635)        498        679
  Changes in assets and liabilities:
   Accounts receivable - net                 (2,354)    (11,180)     4,701
   Unamortized purchased gas adjustments    (13,722)     36,520     (7,778)
   Deferred purchased gas costs                 394        (712)       493
   Accounts payable                           8,991        (432)       945
   Refunds due customers                       (517)     (2,862)   (25,672)
   Taxes accrued                             (3,364)      1,782     (1,425)
   Natural gas stored underground             1,902     (17,140)     6,704
   Other assets and liabilities              (3,635)    (12,470)    (4,529)
                                            ------------------------------
Net cash provided by operating activities    54,130      41,267     28,206
                                            ------------------------------
Investing Activities:
 Construction expenditures                  (42,842)    (41,205)   (45,804)
 Employee benefit trusts                     (3,094)     (2,052)       974
 Investments - non-utility                   (2,228)        362     (1,290)
 Other                                        2,529      (1,363)      (153)
                                            ------------------------------
    Net cash used in investing activities   (45,635)    (44,258)   (46,273)
                                            ------------------------------
Financing Activities:
 Issuance of first mortgage bonds                 -      25,000          -
 Issuance of short-term debt - net           14,400         100      6,000
 Issuance of common stock                         -       2,970     33,380
 Dividends paid                             (22,747)    (22,046)   (20,015)
 Other                                            -        (228)    (1,331)
                                            ------------------------------
           Net cash provided by (used in)
              financing activities           (8,347)      5,796     18,034
                                            ------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                               148       2,805        (33)
Cash and Cash Equivalents at
 Beginning of Year                            4,360       1,555      1,588
                                            ------------------------------
Cash and Cash Equivalents at End of Year    $ 4,508     $ 4,360    $ 1,555
                                            ==============================
Supplemental Disclosure of Cash Paid
 During the Year for:
  Interest                                  $18,087     $16,541    $17,742
  Income taxes                               13,966      27,478      4,088

See the accompanying notes to financial statements.

SCHEDULE OF INCOME TAXES (Note 8)
(Thousands of Dollars)
-------------------------------------------------------------------------
Years Ended September 30                       1997       1996       1995
-------------------------------------------------------------------------
Included in Statements of
 Consolidated Income as:
  Utility Operating Expenses:
    Federal
      Current                               $ 7,944    $24,683    $   347
      Deferred                                7,595     (8,564)     8,474
      Investment tax credit
         adjustments - net                     (388)      (348)      (350)
    State and local
      Current                                 1,323      4,116         65
      Deferred                                1,488     (1,284)     1,342
                                            -----------------------------
                                             17,962     18,603      9,878
                                            -----------------------------

  Miscellaneous Income and Income Deductions:
    Federal
      Current                                   338        180        239
      Deferred                                  (12)      (347)        (5)
      Investment tax credit
         adjustments - net                       (1)        (1)        (1)
    State and local
      Current                                    68         17         19
      Deferred                                   (1)       (54)        (1)
                                            -----------------------------
                                                392       (205)       251
                                            -----------------------------
                                Total       $18,354    $18,398    $10,129
                                            =============================


See the accompanying notes to financial statements.


SCHEDULE OF INTERIM FINANCIAL INFORMATION
(Unaudited) (Note 11)
(Thousands of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------
Three Months Ended                  Dec. 31   March 31   June 30  Sept. 30
--------------------------------------------------------------------------
1997
Utility Operating Revenues         $193,865   $264,031   $84,191   $60,745
Utility Operating Income (Loss)      20,543     26,182     4,725    (1,725)
Net Income (Loss)                    16,106     21,506       812    (5,958)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)           $.92      $1.22     $ .04     $(.34)


--------------------------------------------------------------------------
Three Months Ended                  Dec. 31   March 31   June 30  Sept. 30
--------------------------------------------------------------------------
1996
Utility Operating Revenues         $154,981   $258,238   $86,022   $57,215
Utility Operating Income (Loss)      19,689     27,218     3,094    (1,591)
Net Income (Loss)                    15,738     24,041      (399)   (6,556)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)           $.90      $1.37     $(.02)    $(.37)



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

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      System of Accounts - The accounts of the Company are maintained in accordance with the uniform system of accounts prescribed by the Missouri Public Service Commission (MoPSC), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission.

      Utility Plant, Depreciation and Amortization - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and such costs, plus removal costs, less salvage are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to operating expenses.
      Utility plant, excluding exploration and development, is depreciated on the straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation in 1997, 1996 and 1995 averaged approximately 3.4%, 3.3% and 3.3%, respectively, of the original cost of depreciable property.

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

      The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:
(Thousands of Dollars)                      1997          1996
--------------------------------------------------------------
Regulatory Assets:
Amounts due from customers for
  future income taxes                    $25,450       $32,090
Pension costs                              4,244         3,595
Unamortized loss on reacquired debt          986         1,209
Other                                        842           260
                                         ---------------------
Total Regulatory Assets                  $31,522       $37,154
                                         =====================

Regulatory Liabilities:
Unamortized investment tax credits       $ 7,280       $ 7,669
Amounts due to customers for
  future income taxes                         56             -
Purchased gas costs                          838           445
Unamortized purchased gas adjustments     13,022        26,744
Other                                        360           311
                                         ---------------------
Total Regulatory Liabilities             $21,556       $35,169
                                         =====================

      Gas Stored Underground - Inventory of gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use was $9,402,000 more than the LIFO cost at September 30, 1997 and $9,570,000 less than the LIFO cost at September 30, 1996. The inventory carrying value has not been adjusted to market prices because, pursuant to the Company's Purchased Gas Adjustment Clause, actual gas costs are recovered in customer rates.

      Oil & Gas Exploration and Development - The Company uses the full cost method of accounting for utility exploration and development costs as ordered by the MoPSC. Under the full cost method, all exploration and development costs of productive and non-productive wells are capitalized. Such costs are charged to expense based on oil and gas produced in relation to total estimated recoverable reserves. Depreciation and amortization charges amounted to $249,000 in 1997, $570,000 in 1996 and $907,000 in 1995.

In May 1997, the Company completed the sale of essentially all of its oil and gas production properties, resulting in the recognition of a modest gain.

      Operating Revenues - The Company records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.

      Purchased Gas Adjustments and Deferred Account - Pursuant to the provisions of the Company's Purchased Gas Adjustment (PGA) Clause, increases or decreases in gas costs are passed on to its customers. Certain amounts related to the operation of the Gas Supply Incentive Plan (see Note 3) are also passed on to the Company's customers pursuant to the provisions of the PGA Clause. The difference between actual costs incurred and costs recovered through the application of the PGA, as well as amounts related to the operation of the Incentive Plan, are reflected as a deferred charge or credit until September 30, at which time the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. (However, for balances related to fiscal 1996 only, such charges were credited over an annual period commencing in December 1996). The balance in the current account is amortized as amounts are reflected in customer billings.
      In July 1997, the MoPSC authorized the Company to purchase financial instruments that could protect the Company and its customers from any unusually large winter period gas price increases. The costs of purchasing these instruments and any financial gains derived from such activities are passed on to the Company's customers through the operation of its PGA Clause. Accordingly, there is no earnings impact as a result of the use of these financial instruments. Such amounts are reflected as deferred charges or credits until September 30, 1998, at which time the balance will be classified as a current asset or liability and will be recovered from or credited to customers over an annual period commencing in November 1998.

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

      Accounting Changes - The Company adopted Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1997. No impairments were recorded. The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal 1997. There was no material effect on the Company's financial position or results of operations.
      The American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Accounting for Environmental Remediation Liabilities", which is effective in fiscal 1998. The Financial Accounting Standards Board (FASB) has issued various accounting standards, including SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". Adoption of SFAS No. 128 and SFAS No. 129 is required in fiscal 1998. The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both are effective in fiscal 1999. Based on current circumstances, the Company does not expect the adoption of the aforementioned standards to have a material effect on the Company's financial position or results of operations.

2.  Pension Plans and Other Postemployment Benefits
      The Company has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The Company's funding policy is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations.
      Pension costs in 1997, 1996 and 1995 amounted to $(3,091,000), $815,000 and $(5,692,000), respectively, including amounts charged to construction.

      The net pension costs (credits) include the following components:
(Thousands of Dollars)                   1997       1996      1995
------------------------------------------------------------------
Service cost - benefits earned
   during the period                 $  7,757   $  7,780  $  6,412
Interest cost on projected
   benefit obligation                  13,510     13,456    13,966
Actual return on plan assets          (37,300)   (22,338)  (50,765)
Net amortization and deferral          13,591      1,835    28,184
Regulatory adjustment                    (649)        82    (3,489)
                                     -----------------------------
Net pension cost (credit)            $ (3,091)  $    815  $ (5,692)
                                     =============================

     The MoPSC ordered in the 1996 general rate case, effective September 1, 1996, certain pension costs to be recovered on a payment basis up to a $313,000 allowance, with the difference between actual payments and the allowance to be deferred. The allowance was previously $281,000 effective October 1, 1994. The 1996 general rate case also provided for the full recovery, on a payment basis, of the costs deferred at April 30, 1996. Beginning in 1997, the amortization period for unrecognized gains and losses was a five-year period, as ordered in the 1996 general rate case. Results in 1996 and 1995 were based on a ten-year amortization period for unrecognized gains and losses. Other variances in net pension cost are primarily attributable to actuarial and investment experience.

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at
September 30:
(Thousands of Dollars)                             1997       1996
------------------------------------------------------------------
Actuarial present value of
benefit obligation:
  Vested benefit obligation                    $133,784   $120,845
                                               ===================
  Accumulated benefit obligation               $161,451   $142,560
                                               ===================
  Projected benefit obligation                 $201,030   $181,799
Plan assets at fair value                       272,355    251,478
                                               -------------------
Plan assets in excess of
  projected benefit obligation                   71,325     69,679
Unrecognized net gain                           (45,975)   (45,974)
Unrecognized prior service cost                  19,880     13,796
Unrecognized net transition asset                (4,460)    (5,605)
Minimum liability adjustment                     (1,848)    (1,794)
                                               -------------------
Prepaid pension cost recognized in
 the consolidated balance sheets               $ 38,922   $ 30,102
                                               ===================

      The projected benefit obligation, which is based on a June 30 measurement date, was determined using a weighted-average discount rate of 7.5% for 1997 and 7.75% for 1996, and a weighted-average rate of future compensation of 4.75% for 1997 and 1996. The expected long-term rate of return on plan assets was 8.25% for 1997 and 1996.
      Pursuant to the provisions of the Company's pension plans, pension obligations may be settled by lump-sum cash payments. Settlements in 1997, 1996 and 1995 resulted in pre-tax gains of approximately $2,490,000, $5,024,000, and $3,937,000, respectively.
      The cost of the Company's defined contribution plans, which cover substantially all employees, amounted to $2,103,000, $2,022,000 and $1,803,000 for the years 1997, 1996 and 1995, respectively.
      The Company also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.
      State law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. The Company established Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities. The unrecognized transition obligation is being amortized over 20 years.

      Postretirement benefit costs in 1997, 1996 and 1995 amounted to approximately $4,265,000, $4,608,000 and $6,100,000, respectively, including amounts charged to construction.

      Net postretirement benefit costs consisted of the following components:
(Thousands of Dollars)                     1997     1996       1995
-------------------------------------------------------------------
Service cost - benefits earned
  during the period                      $1,463   $1,528     $1,568
Interest cost on accumulated
  postretirement benefit
  obligation                              2,469    2,479      2,676
Actual return on plan assets               (163)    (129)         -
Amortization of transition
  obligation                              1,267    1,267      1,267
Net amortization and deferral              (819)    (160)       (97)
Regulatory adjustment                        48     (377)       686
                                         --------------------------
Net postretirement benefit cost          $4,265   $4,608     $6,100
                                         ==========================

      The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at
September 30:
(Thousands of Dollars)                            1997       1996
-----------------------------------------------------------------
Accumulated postretirement benefit
 obligation (APBO):
   Retirees                                   $(18,747)  $(15,670)
   Active Employees                            (14,483)   (17,025)
                                              -------------------
Total APBO                                     (33,230)   (32,695)
Plan assets at fair value                        4,061      3,235
                                              -------------------
APBO in excess of plan assets                  (29,169)   (29,460)
Unrecognized transition obligation              20,247     21,514
Unrecognized prior service cost                  4,300      5,079
Unrecognized net gain                           (3,747)    (5,034)
                                              -------------------
Accrued postretirement benefit cost           $ (8,369)  $ (7,901)
                                              ===================

       The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7% for 1997, and gradually decreases each successive year until it reaches 5% in 1999. A one percent increase in the assumed health care cost trend rate for each year would increase accumulated postretirement benefit costs as of September 30, 1997 by $887,000 and the sum of the service cost and interest cost by approximately $207,000. The accumulated postretirement benefit obligation was determined using a weighted-average discount rate of 7.5% for 1997 and 7.75% for 1996, and a weighted-average rate of future compensation of 4.75% for 1997 and 1996.
       The 1996 rate case settlement provided for the deferral, net of any applicable tax effects, of the difference between the costs funded by the

Company and a $4,265,000 allowance of annualized OPEB costs included in rates effective September 1, 1996. The settlement of the 1994 general rate case had previously provided for an allowance of $6,100,000 effective October 1, 1994. Any such deferrals will be reflected in rates established in the next general rate case proceeding.

3.  Incentive Plan
      The Company's Gas Supply Incentive Plan, which became effective October 1, 1996 for a three-year period ending September 30, 1999 as part of a settlement reached in the Company's last rate case, has provided significant benefits for both the Company's share owners and customers during fiscal 1997. Under the Plan, the Company and its customers share in income from off-system sales and certain gains and losses, as measured against benchmark levels of gas costs, related to the acquisition of the Company's gas supply assets. As part of this Plan, the Company sells gas supply and pipeline capacity in markets outside of its normal service territory. Results of the Plan during fiscal 1997 are set forth below.
Such results may not be representative of future periods due to the volatile and seasonal nature of these efforts.

(Thousands of Dollars)                                       1997
-----------------------------------------------------------------
Incentive Plan Revenues                                   $34,288
Incentive Plan Gas Expense                                 26,886
                                                          -------
Income Before Income Taxes                                $ 7,402
                                                          =======

4.  Common Stock and Paid-in Capital
      The Company did not issue any of its common stock during fiscal 1997. (Shares of common stock required by the Company's Dividend Reinvestment and Stock Purchase Plan were purchased on the open market). The Company issued 137,913 shares of its common stock during fiscal year 1996 under its Dividend Reinvestment and Stock Purchase Plan.
      Total shares of common stock outstanding were 17,557,540 at September 30, 1997 and at September 30, 1996.
      On March 14, 1996, the Company declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1996, each of which common share purchase rights gives the Rightholder the right to purchase one common share for a purchase price of $60, subject to adjustment. The rights expire on May 1, 2006, and may be redeemed by the Company for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% or more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, at the purchase price, the number of shares equal to the purchase price (initially $60 per share) divided by one-half of the market price. Alternatively, the Company may exchange each Right for one share of Company common stock. A total of 17,557,540 rights were outstanding at September 30, 1997.
      There was no change in paid-in capital during fiscal year 1997. Paid-in capital increased $2,804,000 in 1996 primarily due to the issuance of common stock under the Dividend Reinvestment and Stock Purchase Plan, partially offset by expenses related to the replacement of the Company's Shareholder Rights Plan.

5.  Redeemable Preferred Stock
      The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Board of Directors. The redemption price is equal to par of $25.00 a share.
      During 1997, 1996 and 1995 no shares of preferred stock were reacquired.
      Any default in a sinking fund payment must be cured before the Company may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the five years subsequent to September 30, 1997 are:
1998-1999, none; 2000, $37,000; 2001, $197,000; 2002, $160,000.

6.  Long-Term Debt
      There are no maturities or sinking fund requirements on long-term debt for the five years subsequent to September 30, 1997. However, under the provisions of the Company's $25 million 9 5/8% First Mortgage Bonds (due
2013), such issue is puttable at the option of the bondholders for a brief specified period during the coming year and is redeemable at the Company's option thereafter until maturity.
      On March 19, 1997 the Company received approval from the MoPSC for a two-year extension, to April 21, 1999, of its previously granted authority to sell additional First Mortgage Bonds. The original authorization was for $100 million of First Mortgage Bonds of which $50 million had already been issued and sold. In October 1997, the Company issued $25 million of 6 1/2% First Mortgage Bonds at a cost to the Company of 6.675%. The proceeds of the issuance were used to reduce outstanding short-term borrowings. The Company has $25 million of principal amount of bonds remaining unissued under this authorization.
      Substantially all of the Company's utility plant is subject to the liens of its mortgage.
      The Company's mortgage contains provisions which restrict retained earnings from declaration or payment of cash dividends. As of September 30, 1997, all of the Company's consolidated retained earnings were free from such restrictions.

7.  Fair Value of Financial Instruments

      The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1997 and 1996 are as follows:
                                               Carrying       Fair
(Thousands of Dollars)                           Amount      Value
------------------------------------------------------------------
1997:
Cash and cash equivalents                      $  4,508   $  4,508
Short-term debt                                  74,000     74,000
Long-term debt                                  179,413    190,765
Redeemable preferred stock                        1,960      1,723
1996:
Cash and cash equivalents                      $  4,360   $  4,360
Short-term debt                                  59,600     59,600
Long-term debt                                  179,346    185,404
Redeemable preferred stock                        1,960      1,797

      The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt and preferred stock is estimated based on market prices for similar issues.

8.  Income Taxes
      Net provisions for income taxes were charged during the years ended September 30, 1997, 1996 and 1995 as shown on the Schedule of Income Taxes. The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

                                                    1997     1996     1995
---------------------------------------------------------------------------
Federal income tax statutory rate                   35.0%    35.0%    35.0%
State and local income taxes,
   net of federal income tax benefits                3.7      3.6      3.0
Certain expenses capitalized on books
   and deducted on tax return                       (1.6)     (.6)    (3.3)
Taxes related to prior years                           -     (1.4)    (1.3)
Other items - net                                   (1.0)     (.7)     (.8)
                                                    ----------------------
Effective income tax rate                           36.1%    35.9%    32.6%
                                                    ======================

      The significant items comprising the Company's net deferred tax liability recognized in the consolidated balance sheets as of September 30 are as follows:
(Thousands of Dollars)                               1997         1996
----------------------------------------------------------------------
Deferred tax assets:
   Reserves not currently deductible              $15,246      $15,869
   Deferred gas cost                                5,661       10,489
   Unamortized investment tax credits               4,583        4,828
   Other                                            3,521        3,165
                                                  -------      -------
      Total deferred tax assets                    29,011       34,351
                                                  -------      -------
Deferred tax liabilities:
   Relating to utility property                    82,836       90,185
   Pension                                         18,385       14,782
   Other                                            2,922        3,056
                                                  -------      -------
      Total deferred tax liabilities              104,143      108,023
                                                  -------      -------
Net deferred tax liability                         75,132       73,672

Net deferred tax asset (liability) - current        9,881        4,477
                                                  -------      -------
Net deferred tax liability - non-current          $85,013      $78,149
                                                  =======      =======

9.  Notes Payable and Credit Agreements
      The Company has primary lines of bank credit which permit borrowing of up to $40 million at any time before January 31, 1998. Such borrowings are on a 90-day basis, renewable from time to time, with no note maturing beyond June 30, 1998. The borrowings may be repaid at any time without penalty. The Company anticipates renewal of these primary lines totaling $40 million in January 1998. These, together with the Company's previously obtained supplemental line of credit, which aggregated about $90 million through March 1, 1997, provided total lines of credit of $130 million for the 1996-1997 heating season. Since cash needs typically decline at the end of the heating season, the Company reduced the supplemental line of credit to a low of $15 million. Under current bank loan agreements, Laclede may borrow up to $110 million, which includes the Company's primary lines of credit of $40 million and a $70 million supplemental line of credit extending through August 30, 1998.
      Alternatively, the Company has an agreement for the issuance of commercial paper which is supported by the bank loan lines of credit.
During fiscal year 1997, the Company's short-term borrowing requirements were met by the sale of commercial paper. As of September 30, 1997, the Company had $74.0 million in commercial paper outstanding at an average interest rate of 5.6%.

10.  Commitments and Contingencies
      The Company estimates fiscal year 1998 utility construction expenditures at $46,100,000. The lease agreement covering the Company's general office space extends through February 2000 with options to renew for up to 20 additional years. The aggregate rental expense for fiscal years 1997, 1996 and 1995 was $794,000, $785,000 and $780,000, respectively.
Annual minimum rental payments for fiscal years 1998-1999 are $785,000 per year. The lease agreement provides for an annual rent escalation which is not determinable as of the balance sheet date; however, the maximum amount of rental expense increase is $8,800 per year. The Company has other rental arrangements which provide for minimum rental payments that are relatively minor. The Company has entered into various contracts which in the aggregate require it to pay approximately $76 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the Purchased Gas Adjustment Clause of the Company's tariff. The contracts have various expiration dates ranging from 1998 to 2001.
      A consolidated subsidiary is a general partner in an unconsolidated partnership which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $3.3 million incurred in connection with various real estate ventures. The Company has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. The Company further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
      As part of its annual review of the Company's gas costs, the Staff of the MoPSC has recommended an adjustment which, if approved by the MoPSC and upheld by the courts, would require the Company to refund to its customers approximately $3.6 million of gains realized by the Company from various off-system sales made between November 1995 and March 1996. The Company will vigorously oppose the Staff's recommended adjustment before the MoPSC on the grounds that such adjustment violates Missouri law, is impermissible under the Company's MoPSC-approved tariffs, and is otherwise unlawful and unreasonable. The Company believes that the outcome of this matter is unlikely to have a material adverse impact on the Company.
       The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations.
      In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency (EPA), Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). As previously reported by the Company, the Company has had lengthy discussions with the EPA and the Missouri Department of Natural Resources (MoDNR) on the question of what additional actions are required for the site. On October 17, 1997, the Company submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA), together with an accompanying letter (collectively the "Submitted EE/CA Documents"), in which the Company proposed to maintain various institutional controls at this site, to stabilize the bank of a drainageway located at the edge of the site, and to perform a limited removal of some contaminants located in certain small areas of the site. The EPA and the MoDNR are currently reviewing the Submitted EE/CA Documents. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the Company performs the limited actions described in the Submitted EE/CA Documents, the Company estimates that the overall costs will be approximately $740,000. As of September 30, 1997, $541,000 of such overall costs had been paid, and an additional $199,000 was reserved by the Company. If the Company is required to take any additional actions with regard to the site, the Company may have to incur additional costs, the extent of which cannot practicably be estimated currently. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.
     In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri Voluntary Cleanup Program, for the purpose of characterizing the site. MoDNR's preliminary tests conducted at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company and MoDNR have agreed upon the scope of the Company's initial investigation, which consists of the drilling of monitoring wells to assess the condition of groundwater at this site. The Company currently estimates that the cost of such investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to such investigation of the site would together approximate $96,000. Currently, $36,000 has been paid and an additional $60,000 has been reserved on the Company's books. The City of St. Louis, the current owner of the site, received proposals from several different groups to develop this site. Various portions of the development proposals dealt with the issue of the environmental condition of the site, and the impact of such condition on possible development plans. Unless and until any development proposal is selected, the Company is unable to determine the impact, if any, that any proposed development will have on actions to be taken regarding the site, and the cost of any such actions. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.
     The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity with regard to the above two former manufactured gas plant sites.
     In the Company's most recent rate case, the MoPSC approved, effective September 1, 1996, the continued use of a cost deferral mechanism, originally approved as part of a 1994 rate case settlement, for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. This authorization will be null and void if the Company does not file to further adjust its rates by September 1, 1998; and, in any event, the recovery of costs thus deferred may be challenged in future rate proceedings.
      The Company is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.

11.  Interim Financial Information (Unaudited)
      In the opinion of the Company, the quarterly information presented in the Schedule of Interim Financial Information for fiscal years 1997 and 1996 includes all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis reflect the seasonal nature of the Company's business.

Item 9.  Changes in and Disagreements on Accounting and Financial
         Disclosure

There have been no disagreements on accounting and financial disclosure with the Company's outside auditors which are required to be disclosed.


                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

The information concerning directors required by this item is set forth on pages 3 through 5 in the Company's proxy statement dated December 19, 1997 and is incorporated herein by reference.

The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this item is set forth on pages 7 through 13 in the Company's proxy statement dated December 19, 1997 and is incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation" and "Performance Graph" on pages 10 through 12 of such proxy statement is expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth on page 6 in the Company's proxy statement dated December 19, 1997 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

There were no transactions required to be disclosed pursuant to this item.

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a) 1.  Consolidated Financial Statements:                   1997 10-K Page

        For Years Ended September 30, 1997, 1996, and 1995:
          Statements of Income                                     23
          Statements of Retained Earnings                          24
          Statements of Cash Flows                                 28
          Schedule of Income Taxes                                 29
        As of September 30, 1997 & 1996:
          Balance Sheets                                          25-26
          Statements of Capitalization                             27
        For Years Ended 1997 & 1996:
          Schedule of Interim Financial Information                30
        Notes to Financial Statements                             31-42
        Independent Auditors' Report                               21
        Management Report                                          22

    2.  Supplemental Schedules

        II - Reserves                                              48

        Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.  Exhibits

        Incorporated herein by reference to Index to Exhibits, page 49.

Management contracts and compensatory plans or arrangements listed in the Index to Exhibits required to be filed as exhibits to this form pursuant to
Item 14(c) of this report:

Exhibit No.   Description

10.01     -   Incentive Compensation Plan of the Company, as
              amended.
10.01a    -   Amendment adopted by the Board of Directors on
              July 26, 1990 to the Incentive Compensation Plan.
10.01b    -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan.
10.01c    -   Amendments to Laclede Gas Company Incentive
              Compensation Plan, effective January 26, 1995.
10.02     -   Senior Officers' Life Insurance Program of the
              Company, as amended.
10.02a    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on June 27, 1991
              amending the Senior Officers' Life Insurance Program.
10.02b    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on January 28, 1993
              amending the Senior Officers' Life Insurance Program.
10.03     -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990, as amended.

10.03a    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              by the Board of Directors on September 27, 1990.
10.03b    -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management
              Employees.
10.03c    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              January 10, 1994.
10.03d    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              July 29, 1994.
10.03e    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              February 21, 1995.
10.03f    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              March 7, 1995.
10.03g    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              September 11, 1995.
10.03h    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              August 14, 1996.
10.03i    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              December 19, 1996.
10.03j    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              February 7, 1997.
10.04     -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25,
              1991.
10.05     -   Laclede Gas Company Salary Deferral Savings Plan,
              as amended through February 27, 1992.
10.05a    -   Amendment to the Company's Salary Deferral Savings
              Plan, effective January 31, 1992, adopted by the
              Board of Directors on August 27, 1992.
10.05b    -   Amendment to the Company's Salary Deferral Savings
              Plan dated January 10, 1994.
10.05c    -   Amendments to the Company's Salary Deferral
              Savings Plan, dated July 29, 1994.
10.05d    -   Amendments to the Company's Salary Deferral
              Savings Plan effective August 1, 1994 adopted by
              the Board of Directors on August 25, 1994.
10.05e    -   Amendments to the Company's Salary Deferral
              Savings Plan dated September 27, 1994.
10.05f    -   Amendments to the Company's Salary Deferral
              Savings Plan dated February 21, 1995.
10.05g    -   Amendments to the Company's Salary Deferral
              Savings Plan dated March 7, 1995.
10.05h    -   Amendments to the Company's Salary Deferral
              Savings Plan dated June 26, 1995.
10.05i    -   Amendments to the Company's Salary Deferral
              Savings Plan dated August 3, 1995.
10.05j    -   Amendments to the Company's Salary Deferral
              Savings Plan adopted April 21, 1997.
10.06     -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981.

10.06a    -   First Amendment to the Company's Deferred
              Compensation Plan for Non-Employee Directors,
              adopted by the Board of Directors on July 26,
              1990.
10.06b    -   Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the
              Board of Directors on August 27, 1992.
10.08     -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985.
10.08a    -   First Amendment to Retirement Plan for the
              Company's Non-Employee Directors, adopted by the
              Board of Directors on July 26, 1990.
10.08b    -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992.
10.09     -   Salient Features of the Laclede Gas Company
              Deferred Income Plan for Directors and Selected
              Executives, including amendments adopted by the
              Board of Directors on July 26, 1990.
10.09a    -   Amendment to the Company's Deferred Income Plan
              for Directors and Selected Executives, adopted by
              the Board of Directors on August 27, 1992.
10.10     -   Form of Indemnification Agreement between the
              Company and its Directors and Officers.
10.11     -   Laclede Gas Company Management Continuity
              Protection Plan, as amended, effective at the
              close of business on January 27, 1994, by the
              Board of Directors.
10.12     -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990.
10.12a    -   Extension and amendment of the Laclede Gas Company
              Restricted Stock Plan for Non-Employee Directors
              adopted by the Board of Directors on November 17,
              1994.
10.14     -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives adopted by the Board of Directors on September 23, 1993.

(b) During the last quarter of fiscal year 1997, no reports on Form 8-K were required to be filed by the Company.

(c) Incorporated herein by reference to Index to Exhibits, page 49.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LACLEDE GAS COMPANY


December 18, 1997                      By     Gerald T. McNeive, Jr.
                                              Gerald T. McNeive, Jr.
                                         Senior Vice President - Finance
                                           and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                      Title

12/18/97          Robert C. Jaudes            Chairman of the Board and
                  Robert C. Jaudes            Chief Executive Officer
                                              (Principal Executive
                                              Officer)

12/18/97          Douglas H. Yaeger           Director, President and Chief
                  Douglas H. Yaeger           Operating Officer

12/18/97          Gerald T. McNeive, Jr.      Senior Vice President -
                  Gerald T. McNeive, Jr.      Finance and Chief Financial
                                              Officer (Principal Financial
                                              and Accounting Officer)

12/18/97          Richard E. Beumer           Director
                  Richard E. Beumer

12/18/97          Andrew B. Craig, III        Director
                  Andrew B. Craig, III

12/18/97          Henry Givens, Jr.           Director
                  Henry Givens, Jr.

12/18/97          C. Ray Holman               Director
                  C. Ray Holman

12/18/97          Mary Ann Krey               Director
                  Mary Ann Krey

12/18/97          William E. Nasser           Director
                  William E. Nasser

12/18/97          Robert P. Stupp             Director
                  Robert P. Stupp

12/18/97          H. Edwin Trusheim           Director
                  H. Edwin Trusheim

                                   SCHEDULE II
                    LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                                    RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
---------------------------------------------------------------------------
COLUMN A           COLUMN B       COLUMN C          COLUMN D       COLUMN E
                 BALANCE AT   ADDITIONS CHARGED   DEDUCTIONS        BALANCE
                  BEGINNING       TO    TO OTHER        FROM       AT CLOSE
DESCRIPTION       OF PERIOD   INCOME    ACCOUNTS    RESERVES      OF PERIOD
---------------------------------------------------------------------------
                                    (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 1997:
DOUBTFUL ACCOUNTS     $ 7,984   $8,556     $3,583 (a) $12,072 (b)  $ 8,051
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,655   $1,780     $    -     $ 1,208 (c)  $ 4,227
 Deferred compensation  8,040    1,228         59         852        8,475
                      ----------------------------------------------------
              TOTAL   $11,695   $3,008     $   59     $ 2,060      $12,702
                      ====================================================

YEAR ENDED
SEPTEMBER 30, 1996:
DOUBTFUL ACCOUNTS     $ 5,189   $7,072     $2,904 (a)  $7,181 (b)  $ 7,984
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,598   $1,675     $    -      $1,618 (c)  $ 3,655
 Deferred compensation  7,547    1,505       (196)        816        8,040
                      ----------------------------------------------------
              TOTAL   $11,145   $3,180     $ (196)     $2,434      $11,695
                      ====================================================

YEAR ENDED
SEPTEMBER 30, 1995:
DOUBTFUL ACCOUNTS     $ 4,943   $6,040     $3,397 (a)  $9,191 (b)  $ 5,189
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 4,070   $1,708     $    -      $2,180 (c)  $ 3,598
 Deferred compensation  7,175    1,079         30         737        7,547
                      ----------------------------------------------------
             TOTAL    $11,245   $2,787     $   30      $2,917      $11,145
                      ====================================================

(a)  Accounts reinstated, cash recoveries, etc.
(b)  Accounts written off.
(c)  Claims settled, less reimbursements from insurance companies.


                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

3.01(i)*      Articles of Incorporation, as of February 11, 1994;
              filed as Exhibit 4(a) to the Company's Form S-3
              Registration Statement No. 33-52357.
3.01(ii)*     By-Laws of the Company effective January 26, 1995;
              filed as Exhibit 4.2 to the Company's Registration
              Statement No. 33-58757.
3.01(ii)(a)*  Amendment to the Company's By-Laws, effective at the close of business on July 24, 1997, adopted by the
              Company's Board of Directors on July 24, 1997; filed as
              Exhibit 3.01 to the Company's 10-Q for the fiscal
              quarter ended June 30, 1997 (File No. 1-1822).
4.01*     -   Mortgage and Deed of Trust, dated as of February 1,
              1945; filed as Exhibit 7-A to Registration Statement
              No. 2-5586.
4.02*     -   Fourteenth Supplemental Indenture, dated as of
              October 26, 1976; filed on June 26, 1979 as Exhibit b-4
              to Registration Statement No. 2-64857.
4.03*     -   Seventeenth Supplemental Indenture, dated as of May 15,
              1988; filed as Exhibit 28(a) to the Registration
              Statement No. 33-38413.
4.04*     -   Eighteenth Supplemental Indenture, dated as of
              November 15, 1989; filed as Exhibit 28(b) to the
              Registration Statement No. 33-38413.
4.05*     -   Nineteenth Supplemental Indenture, dated as of May 15,
              1991; filed on May 16, 1991 as Exhibit 4.01 to the
              Company's Form 8-K (File No. 1-1822).
4.06*     -   Twentieth Supplemental Indenture, dated as of
              November 1, 1992; filed on November 4, 1992 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.07*     -   Twenty-First Supplemental Indenture, dated as of May 1,
              1993; filed on May 13, 1993 as Exhibit 4.01 to the
              Company's Form 8-K (File No. 1-1822).
4.08*     -   Twenty-Second Supplemental Indenture dated as of
              November 15, 1995; filed on December 8, 1995 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.09*     -   Twenty-Third Supplemental Indenture dated as of
              October 15, 1997; filed on November 6, 1997 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.10*     -   Laclede Gas Company Board of Directors' Resolution dated
              August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated
              Executive Officers; filed as Exhibit 4.12 to the Company's 10-K for the fiscal year ended September 30, 1991 (File No. 1-1822).



   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

4.10a*    -   Laclede Gas Company Board of Directors' Resolutions
              dated August 25, 1988, which generally provide for
              certain amendments to the Company's Wage Deferral
              Savings Plan and Salary Deferral Savings Plan and that
              certain Officers are authorized to execute such
              amendments; filed as Exhibit 4.12g to the Company's 10-K
              for the fiscal year ended September 30, 1988 (File No.
              1-1822).
4.11*     -   Laclede Gas Company Wage Deferral Savings Plan,
              incorporating amendments through December 12, 1990;
              filed as Exhibit 4.13 to the Company's 10-K for the
              fiscal year ended September 30, 1991 (File No. 1-1822).
4.11a*    -   Amendments to the Company's Wage Deferral and Salary
              Deferral Savings Plans, effective May 1, 1992, adopted
              by the Board of Directors on February 27, 1992; filed as
              Exhibit 4.13 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1992 (File No. 1-1822).
4.11b*    -   Amendment to the Company's Wage Deferral Savings Plan,
              effective August 1, 1992, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 4.13b to
              the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
4.11c*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated July 29, 1994; filed as Exhibit 4.09c to the
              Company's 10-K for the fiscal year ended September 30,
              1994 (File No. 1-1822).
4.11d*    -   Amendments to the Company's Wage Deferral Savings Plan
              effective August 1, 1994 and adopted by the Board of
              Directors August 25, 1994; filed as Exhibit 4.09d to
              the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
4.11e*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated February 21, 1995; filed as Exhibit 4.1 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
4.11f*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated March 7, 1995; filed as Exhibit 4.2 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
4.11g*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated June 26, 1995; filed as Exhibit 4.1 to the Company's 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-1822).




   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

4.11h*    -   Amendments to the Company's Wage Deferral Savings Plan
              adopted April 21, 1997; filed as Exhibit 4.2 to the
              Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
4.12*     -   Missouri Natural Gas Division of the Laclede Gas Company
              Dual Savings Plan incorporating amendments through
              December 12, 1990; filed as Exhibit 4.01 to the
              Company's 10-Q for the fiscal quarter ended December 31,
              1990 (File No. 1-1822).
4.12a*    -   Amendment to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan effective
              April 11, 1993, adopted by the Board of Directors on
              August 26, 1993; filed as Exhibit 4.10a to the Company's
              10-K for the fiscal year ended September 30, 1993 (File
              No. 1-1822).
4.12b*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated July 29,
              1994; filed as Exhibit 4.10b to the Company's 10-K for
              the fiscal year ended September 30, 1994 (File No.
              1-1822).
4.12c*    -   Amendment dated October 27, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual Savings
              Plan; filed as Exhibit 4.1 to the Company's 10-Q for the
              fiscal quarter ended December 31, 1994 (File No. 1-1822).
4.12d*    -   Amendment dated November 21, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual Savings
              Plan; filed as Exhibit 4.2 to the Company's 10-Q for the
              fiscal quarter ended December 31, 1994 (File No. 1-1822).
4.12e*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated February 21,
              1995; filed as Exhibit 4.3 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
4.12f*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated March 7,
              1995; filed as Exhibit 4.4 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
4.12g*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted by the
              Board of Directors on May 25, 1995; filed as Exhibit 4.2
              to the Company's 10-Q for the fiscal quarter ended
              June 30, 1995 (File No. 1-1822).
4.12h*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated June 26,
              1995; filed as Exhibit 4.3 to the Company's 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-1822).


   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

4.12i*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated August 3,
              1995; filed as Exhibit 4.10i to the Company's 10-K for
              the fiscal year ended September 30, 1995 (File No.
              1-1822).
4.12j*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted April 21,
              1997; filed as Exhibit 4.3 to the Company's 10-Q for the
              fiscal quarter ended June 30, 1997 (File No. 1-1822).
4.13*     -   Rights Agreement dated as of April 3, 1996; filed on
              April 3, 1996 as Exhibit 1 to the Company's Form 8-A
              (File No. 1-1822).
10.01*    -   Incentive Compensation Plan of the Company, as amended;
              filed as Exhibit 10.03 to the Company's 10-K for the
              fiscal year ended September 30, 1989 (File No. 1-1822).
10.01a*   -   Amendment adopted by the Board of Directors on July 26,
              1990 to the Incentive Compensation Plan; filed as
              Exhibit 10.02a to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.01b*   -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan;
              filed as Exhibit 10.02b to the Company's 10-K for the
              fiscal year ended September 30, 1990 (File No. 1-1822).
10.01c*   -   Amendments to the Company's Incentive Compensation
              Plan, effective January 26, 1995; filed as Exhibit 10.3
              to the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
10.02*    -   Senior Officers' Life Insurance Program of the Company,
              as amended; filed as Exhibit 10.03 to the Company's 10-K
              for the fiscal year ended September 30, 1990 (File
              No. 1-1822).
10.02a*   -   Certified copy of resolutions of the Company's Board of
              Directors adopted on June 27, 1991 amending the Senior
              Officers' Life Insurance Program; filed as Exhibit 10.01
              to the Company's 10-Q for the fiscal quarter ended
              June 30, 1991 (File No. 1-1822).
10.02b*   -   Certified copy of resolutions of the Company's Board of
              Directors adopted on January 28, 1993 amending the
              Senior Officers' Life Insurance Program; filed as
              Exhibit 10.03 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1993 (File No. 1-1822).
10.03*    -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990, as amended; filed as Exhibit 10.01 to the Company's 10-Q for the fiscal quarter ended June 30, 1990 (File
              No. 1-1822).

   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.03a*   -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees adopted by the Board
              of Directors on September 27, 1990; filed as
              Exhibit 10.04a to the Company's 10-K for the fiscal year
              ended September 30, 1990 (File No. 1-1822).
10.03b*   -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management
              Employees; filed as Exhibit 10.04b to the Company's 10-K
              for the fiscal year ended September 30, 1990 (File
              No. 1-1822).
10.03c*   -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated January 10,
              1994; filed as Exhibit 10.01 to the Company's 10-Q for
              the fiscal quarter ended December 31, 1993 (File No.
              1-1822).
10.03d*   -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated July 29, 1994;
              filed as Exhibit 10.3d to the Company's 10-K for the
              fiscal year ended September 30, 1994 (File No. 1-1822).
10.03e*   -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated February 21,
              1995; filed as Exhibit 10.4 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1995 (File No.
              1-1822).
10.03f*   -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated March 7, 1995;
              filed as Exhibit 10.5 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
10.03g*   -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated September 11,
              1995; filed as Exhibit 10.03g to the Company's 10-K for
              the fiscal year ended September 30, 1995 (File No.
              1-1822).
10.03h*   -   Amendments to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees dated August 14,
              1996; filed as Exhibit 10.03h to the Company's 10-K for
              the fiscal year ended September 30, 1996 (File No.
              1-1822).
10.03i*   -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees adopted by the Board of Directors on December 19, 1996; filed as Exhibit
              10.01 to the Company's 10-Q for the fiscal quarter ended December 31, 1996 (File No. 1-1822).



   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.03j*   -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees adopted February 7,
              1997; filed as Exhibit 10.01 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1997 (File No.
              1-1822).
10.04*    -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25, 1991;
              filed as Exhibit 10.05 to the Company's 10-K for the
              fiscal year ended September 30, 1991 (File No. 1-1822).
10.04a*   -   Trust Agreement with Boatmen's Trust Company, dated
              September 4, 1990; filed as Exhibit 10.05c to the
              Company's 10-K for the fiscal year ended September 30,
              1990 (File No. 1-1822).
10.04b*   -   First Amendment to Laclede Gas Company Trust Agreement
              dated as of September 4, 1990, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit
              10.05b to the Company's 10-K for the fiscal year ended
              September 30, 1993 (File No. 1-1822).
10.05*    -   Laclede Gas Company Salary Deferral Savings Plan, as
              amended through February 27, 1992; filed as Exhibit
              10.08 to the Company's 10-Q for the fiscal quarter ended
              March 31, 1992 (File No. 1-1822).
10.05a*   -   Amendment to the Company's Salary Deferral Savings Plan,
              effective January 31, 1992, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 10.08a to
              the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
10.05b*   -   Amendment to the Company's Salary Deferral Savings Plan
              dated January 10, 1994; filed as Exhibit 10.02 to the
              Company's 10-Q for the fiscal quarter ended December 31,
              1993 (File No. 1-1822).
10.05c*   -   Amendments to the Company's Salary Deferral Savings
              Plan, dated July 29, 1994; filed as Exhibit 10.05c to
              the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.05d*   -   Amendments to the Company's Salary Deferral Savings Plan
              effective August 1, 1994 adopted by the Board of
              Directors on August 25, 1994; filed as Exhibit 10.05d
              to the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.05e*   -   Amendments to the Company's Salary Deferral Savings Plan
              dated September 27, 1994; filed as Exhibit 10.05e to the Company's 10-K for the fiscal year ended September 30, 1994 (File No. 1-1822).



   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.05f*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated February 21, 1995; filed as Exhibit 10.1 to
              the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
10.05g*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated March 7, 1995; filed as Exhibit 10.2 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
10.05h*   -   Amendments to the Company's Salary Deferral Savings Plan
              dated June 26, 1995; filed as Exhibit 10.1 to the
              Company's 10-Q for the fiscal quarter ended June 30, 1995
              (File No. 1-1822).
10.05i*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated August 3, 1995; filed as Exhibit 10.05 to the
              Company's 10-K for the fiscal year ended September 30,
              1995 (File No. 1-1822).
10.05j*   -   Amendments to the Company's Salary Deferral Savings Plan
              adopted April 21, 1997; filed as Exhibit 4.1 to the
              Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
10.06*    -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981; filed as
              Exhibit 10.12 to the Company's 10-K for the fiscal year
              ended September 30, 1989 (File No. 1-1822).
10.06a*   -   First Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the Board of
              Directors on July 26, 1990; filed as Exhibit 10.09a to
              the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.06b*   -   Amendment to the Company's Deferred Compensation Plan
              for Non-Employee Directors, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 10.09b
              to the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
10.07*    -   Agency Agreement Between Laclede Gas Company and
              Mississippi River Transmission Corporation dated
              August 26, 1993; filed as Exhibit 10.10 to the Company's
              10-K for the fiscal year ended September 30, 1993 (File
              No. 1-1822).
10.07a*   -   Agency Agreement between Laclede Gas Company and
              Mississippi River Transmission Corporation dated
              September 20, 1996 and effective November 1, 1996;
              filed as Exhibit 10.07a to the Company's 10-K for the fiscal year ended September 30, 1996 (File No. 1-1822).


   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.07b*   -   Propane sales contract between Phillips 66 Company and
              Laclede Pipeline Company, dated February 2, 1989; filed
              as Exhibit 10.10d to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.07c*   -   Amendment, dated August 6, 1992, to Propane Sales
              Contract between the Company and Phillips 66 Company;
              filed as Exhibit 10.10c to the Company's 10-K for the
              fiscal year ended September 30, 1992 (File No. 1-1822).
10.07d    -   Transportation Service Agreement dated October 13, 1993
              between Mississippi River Transmission Corporation and
              the Company.
10.07e    -   Storage Service Agreement dated October 13, 1993 between
              Mississippi River Transmission Corporation and the
              Company.
10.08*    -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985; filed as
              Exhibit 10.01 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1990 (File No. 1-1822).
10.08a*   -   First Amendment to Retirement Plan for the Company's
              Non-Employee Directors, adopted by the Board of
              Directors on July 26, 1990; filed as Exhibit 10.11a to
              the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.08b*   -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992; filed as Exhibit 10.11 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1992 (File No. 1-1822).
10.09*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan for Directors and Selected Executives,
              including amendments adopted by the Board of Directors
              on July 26, 1990; filed as Exhibit 10.12 to the
              Company's 10-K for the fiscal year ended September 30,
              1991 (File No. 1-1822).
10.09a*   -   Amendment to the Company's Deferred Income Plan for
              Directors and Selected Executives, adopted by the Board
              of Directors on August 27, 1992; filed as Exhibit 10.12a
              to the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
10.10*    -   Form of Indemnification Agreement between the Company
              and its Directors and Officers; filed as Exhibit 10.13
              to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.11*    -   Laclede Gas Company Management Continuity Protection
              Plan, as amended, effective at the close of business on January 27, 1994, by the Board of Directors; filed as
              Exhibit 10.1 to the Company's 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-1822).


   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.12*    -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990; filed as Exhibit 10.03 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1990 (File No.
              1-1822).
10.12a*   -   Extension and amendment of the Company's Restricted
              Stock Plan for Non-Employee Directors adopted by the
              Board of Directors on November 17, 1994; filed as
              Exhibit 10.1 to the Company's 10-Q for the quarter ended
              December 31, 1994 (File No. 1-1822).
10.13*    -   Laclede Gas Company Trust Agreement with Boatmen's Trust
              Company, dated December 7, 1989; filed as Exhibit 10.16
              to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.13a*   -   First Amendment to the Company's Trust Agreement,
              adopted by the Board of Directors on July 26, 1990;
              filed as Exhibit 10.16a to the Company's 10-K for the
              fiscal year ended September 30, 1990 (File No. 1-1822).
10.13b*   -   Second Amendment to the Company's Trust Agreement
              dated as of December 7, 1989, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit 10.16b
              to the Company's 10-K for the fiscal year ended
              September 30, 1993 (File No. 1-1822).
10.13c    -   Third Amendment to Laclede Gas Company Trust Agreement
              dated as of December 7, 1989 adopted by the Board of
              Directors on August 28, 1997.
10.14*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives
              adopted by the Board of Directors on September 23, 1993;
              filed as Exhibit 10.17 to the Company's 10-K for the
              fiscal year ended September 30, 1993 (File No. 1-1822).
10.15*    -   January 17, 1997 line of credit agreement with
              Mercantile Bank of St. Louis, National Association;
              filed as Exhibit 10.03 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1997 (File No. 1-1822).
10.16*    -   January 14, 1997 line of credit agreement with The
              Boatmen's National Bank of St. Louis; filed as Exhibit
              10.04 to the Company's 10-Q for the fiscal quarter ended
              March 31, 1997 (File No. 1-1822).
10.17*    -   January 15, 1997 line of credit agreement with Commerce
              Bank, N.A.; filed as Exhibit 10.05 to the Company's 10-Q
              for the fiscal quarter ended March 31, 1997 (File No.
              1-1822).
10.18*    -   January 17, 1997 line of credit agreement with The Chase
              Manhattan Bank; filed as Exhibit 10.02 to the Company's
              10-Q for the fiscal quarter ended March 31, 1997 (File
              No. 1-1822).


   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.19*    -   Supplemental Line of Credit Agreement dated August 19,
              1996 among Laclede Gas Company, The Chase Manhattan
              Bank, The Boatmen's National Bank of St. Louis, and
              Mercantile Bank of St. Louis National Association; filed
              as Exhibit 10.19 to the Company's 10-K for the fiscal
              year ended September 30, 1996 (File No. 1-1822).
10.19a*   -   Amendment dated December 23, 1996 of the Supplemental
              Line of Credit Agreement dated August 19, 1996 among
              the Company, The Chase Manhattan Bank, The Boatmen's
              National Bank of St. Louis and Mercantile Bank of
              St. Louis National Association; filed as Exhibit 10.02
              to the Company's 10-Q for the fiscal quarter ended
              December 31, 1996 (File No. 1-1822).
10.19b*   -   Extension and Further Amendment dated March 1, 1997 of
              the Supplemental Line of Credit Agreement dated
              August 19, 1996, as amended, among the Company,
              The Chase Manhattan Bank, The Boatmen's National Bank of
              St. Louis and Mercantile Bank of St. Louis National
              Association; filed as Exhibit 10.07 to the Company's
              10-Q for the quarter ended March 31, 1997 (File No.
              1-1822).
10.20*    -   Three Day Additional Credit Agreement dated February 28,
              1997 with The Boatmen's National Bank of St. Louis;
              filed as Exhibit 10.06 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1997 (File No. 1-1822).
10.21*    -   April 1, 1997 Supplemental Line of Credit Agreement with
              The Chase Manhattan Bank; filed as Exhibit 10.1 to the
              Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
10.22*    -   April 15, 1997 Supplemental Line of Credit Agreement
              with The Chase Manhattan Bank; filed as Exhibit 10.2 to
              the Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
10.23*    -   April 30, 1997 Supplemental Line of Credit Agreement
              with The Chase Manhattan Bank; filed as Exhibit 10.3 to
              the Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
10.24*    -   July 1, 1997 Supplemental Line of Credit Agreement
              with The Chase Manhattan Bank; filed as Exhibit 10.4 to
              the Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
10.25     -   August 13, 1997 Supplemental Line of Credit Agreement
              among the Company, The Chase Manhattan Bank,
              NationsBank, N.A. and Mercantile Bank of St. Louis
              National Association.


   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS

   Exhibit
     No.


12        -   Ratio of Earnings to Fixed Charges.
21        -   Subsidiaries of the Registrant.
23        -   Consent of Independent Public Accountants.
27        -   Financial Data Schedule UT