Form 10-Q
period 1997-12-31
LACLEDE GAS CO
filed 1998-02-11
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1997

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

17,593,758 shares, Common Stock, par value $1 per share at 2/11/98.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES











                                  PART I

                          FINANCIAL INFORMATION






The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 1997.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                    STATEMENTS OF CONSOLIDATED INCOME
                               (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                        Three Months Ended
                                                           December 31,
                                                         1997        1996
                                                         ----        ----
Utility Operating Revenues                             $199,667    $193,865
                                                       --------------------
Utility Operating Expenses:
   Natural and propane gas                              126,309     120,248
   Other operation expenses                              22,659      21,289
   Maintenance                                            4,942       4,507
   Depreciation and amortization                          6,601       6,469
   Taxes, other than income taxes                        12,742      11,416
   Income taxes (Note 3)                                  8,153       9,393
                                                       --------------------
      Total Utility Operating Expenses                  181,406     173,322
                                                       --------------------
Utility Operating Income                                 18,261      20,543
Miscellaneous Income and Income Deductions
   (less applicable income taxes) (Note 3)                  867         531
                                                       --------------------
Income Before Interest Charges                           19,128      21,074
                                                       --------------------
Interest Charges:
   Interest on long-term debt                             3,853       3,542
   Other interest charges                                 1,642       1,426
                                                       --------------------
      Total Interest Charges                              5,495       4,968
                                                       --------------------
Net Income                                               13,633      16,106
Dividends on Preferred Stock                                 24          24
                                                       --------------------
Earnings Applicable to Common Stock                    $ 13,609    $ 16,082
                                                       ====================

Average Number of Common Shares Outstanding              17,558      17,558

Earnings Per Share of Common Stock                        $ .78       $ .92

Dividends Declared Per Share of Common Stock              $.330       $.325



             See notes to consolidated financial statements.






              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Dec. 31     Sept. 30
                                                         1997        1997
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS
Utility Plant                                          $802,668    $792,661
   Less:  Accumulated depreciation and amortization     330,467     325,088
                                                       --------------------
   Net Utility Plant                                    472,201     467,573
                                                       --------------------
Other Property and Investments                           30,257      29,724
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              5,362       4,508
   Accounts receivable - net                            118,185      47,932
   Materials, supplies, and merchandise at avg cost       5,444       5,216
   Natural gas stored underground for current use
      at LIFO cost                                       54,766      56,867
   Propane gas for current use at FIFO cost              12,850      12,917
   Prepayments                                            3,128       1,986
   Deferred income taxes                                 10,154       9,881
                                                       --------------------
      Total Current Assets                              209,889     139,307
                                                       --------------------
Deferred Charges                                         85,312      84,106
                                                       --------------------
Total Assets                                           $797,659    $720,710
                                                       ====================


             See notes to consolidated financial statements.



















              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Dec. 31     Sept. 30
                                                         1997        1997
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,423,178 shares issued)            $ 19,423    $ 19,423
   Paid-in capital                                      61,205      61,205
   Retained earnings                                   201,591     193,776
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        258,202     250,387
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,105     154,413
                                                      --------------------
         Total Capitalization                          439,267     406,760
                                                      --------------------
Current Liabilities:
   Notes payable                                       102,500      74,000
   Accounts payable                                     42,444      29,628
   Refunds due customers                                 8,883         731
   Advance customer billings                               675      12,700
   Current portion of long-term debt                    25,000      25,000
   Taxes accrued                                        10,056       6,848
   Unamortized purchased gas adjustments                 5,874      13,022
   Other                                                20,621      22,509
                                                      --------------------
     Total Current Liabilities                         216,053     184,438
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                82,888      85,013
   Unamortized investment tax credits                    7,193       7,280
   Other                                                52,258      37,219
                                                      --------------------
      Total Deferred Credits and Other Liabilities     142,339     129,512
                                                      --------------------
Total Capitalization and Liabilities                  $797,659    $720,710
                                                      ====================


             See notes to consolidated financial statements.











              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                        Three Months Ended
                                                          December 31,
                                                         1997        1996
                                                         ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 13,633    $ 16,106
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       6,625       6,480
     Deferred income taxes and investment tax credits      556       1,910
    Other - net                                           (557)        148
     Changes in assets and liabilities:
       Accounts receivable - net                       (70,253)    (75,792)
       Unamortized purchased gas adjustments            (7,148)     (5,510)
       Deferred purchased gas costs                     13,242       3,252
       Advance customer billings - net                 (12,025)     (6,198)
       Accounts payable                                 12,816      45,929
       Refunds due customers                             8,152        (248)
       Taxes accrued                                     3,208       2,644
       Natural gas stored underground                    2,101       5,288
       Other assets and liabilities                     (5,748)     (6,938)
                                                      --------------------
              Net cash used in operating activities   $(35,398)   $(12,929)
                                                      --------------------
Investing Activities:
 Construction expenditures                             (11,082)     (9,830)
 Investments - non-utility                                (416)       (727)
  Employee benefit trusts                                  (34)       (197)
  Other                                                     15          34
                                                      --------------------
              Net cash used in investing activities   $(11,517)   $(10,720)
                                                      --------------------
Financing Activities:
 Issuance of short-term debt - net                      28,500      32,400
 Dividends paid                                         (5,731)     (5,555)
 Issuance of first mortgage bonds                       25,000           _
                                                     ---------------------
          Net cash provided by financing activities   $ 47,769    $ 26,845
                                                     ---------------------
Net Increase in Cash and Cash Equivalents             $    854    $  3,196
Cash and Cash Equivalents at Beg of Period               4,508       4,360
                                                      --------------------
Cash and Cash Equivalents at End of Year              $  5,362    $  7,556
                                                      ====================
Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
  Interest                                              $8,407      $8,222
  Income taxes                                            (148)          -

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                    1997         1996
                                                    ----         ----
                                                 (Thousands of Dollars)
    Utility Operations
       Current:
          Federal                                  $ 6,520      $ 6,416
          State and local                            1,099        1,082

       Deferred:
          Federal                                      400        1,561
          State and local                              134          334
                                                   --------------------
       Subtotal                                    $ 8,153      $ 9,393
                                                   --------------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal                                  $   100      $    58
          State and local                               16            3

       Deferred:
          Federal                                       18           13
          State and local                                3            2
                                                   --------------------
       Subtotal                                    $   137      $    76
                                                   --------------------
                  Total                            $ 8,290      $ 9,469
                                                   ====================










4. The Company's Gas Supply Incentive Plan, which became effective October 1, 1996 as part of the settlement reached in the Company's last rate case, continues to provide significant benefits for both the Company's share owners and customers. Under the Plan, the Company and its customers share in certain gains and losses as measured against benchmark levels of gas costs as related to the acquisition, utilization and management of the Company's gas supply assets. As part of this Plan, the Company sells gas supply and pipeline capacity in markets outside of its normal service territory. Results of the Plan are set forth below:

                                              Three Months Ended
                                                 December 31,
                                            ----------------------
                                              1997          1996
                                              ----          ----
                                            (Thousands of Dollars)
    Incentive Plan Revenues                  $6,533        $8,535
    Incentive Plan Gas Expense                4,442         6,912
                                             ------        ------
    Income Before Income Taxes               $2,091        $1,623
                                             ======        ======

5. As part of its annual review of the Company's gas costs, the Staff of the MoPSC has recommended an adjustment which, if approved by the MoPSC and upheld by the courts, would require the Company to refund to its customers approximately $3.6 million of gains realized by the Company from various sales made outside of Missouri between November 1995 and March 1996. The Company will vigorously oppose the Staff's recommended adjustment before the MoPSC on the grounds that such adjustment violates
    Missouri law, is impermissible under the Company's MoPSC-approved tariffs, and is otherwise unlawful and unreasonable. The Company believes that the outcome of this matter is unlikely to have a material adverse impact on the Company.

6. The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations.

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency (EPA), Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). As previously reported by the Company, the Company has had lengthy discussions with the EPA and the Missouri Department of Natural
    Resources (MoDNR) on the question of what additional actions are required for the site. On October 17, 1997, the Company submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA), together with an accompanying letter (collectively the "Submitted EE/CA Documents"), in which the Company proposed to maintain various institutional controls at this site, to stabilize the bank of a drainageway located at the edge of the site, and to perform a limited removal of some contaminants located in certain small areas of the site. The EPA and the MoDNR have proposed changes to the Submitted EE/CA Documents to which Laclede is preparing a response. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the

    Company performs the limited actions described in the Submitted EE/CA Documents and the actions anticipated to be included in the Company's response to the EPA's and MoDNR's proposed changes to the submitted EE/CA Documents, the Company estimates that the overall costs will be approximately $740,000. As of December 31, 1997, $541,000 of such overall costs had been paid, and an additional $199,000 was reserved by the Company. If the Company is required to take any additional actions with regard to the site, the Company may have to incur additional costs, the extent of which cannot practicably be estimated currently. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

    In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri Voluntary Cleanup Program, for the purpose of characterizing the site. MoDNR's preliminary tests conducted at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company and MoDNR have agreed upon the scope of the Company's initial investigation, which consists of the drilling of monitoring wells to assess the condition of groundwater at this site. The monitoring wells have been drilled, and the Company is evaluating the results of the samples taken. The Company currently estimates that the cost of such investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to such investigation of the site would together approximate $96,000.
    Currently, $36,000 has been paid and an additional $60,000 has been reserved on the Company's books. The City of St. Louis, the current owner of the site, received proposals from several different groups to develop this site. Various portions of the development proposals dealt with the issue of the environmental condition of the site, and the impact of such condition on possible development plans. Unless and until any development proposal is selected, the Company is unable to determine the impact, if any, that any proposed development will have on actions to be taken regarding the site, and the cost of any such actions. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.

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

7. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1997 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Earnings for the quarter ended December 31, 1997 were $.78 per share compared with $.92 per share for the same quarter last year. The decrease in earnings was primarily attributable to higher operating expenses and lower gas sales arising from slightly warmer weather this year.

Utility operating revenues for the quarter ended December 31, 1997 were $199.7 million compared with $193.9 million for the quarter ended December 31, 1996. The $5.8 million, or 3.0%, increase was principally due to increased wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause), partially offset by lower gas sales volumes arising mainly from the slightly warmer weather. System therms sold and transported decreased by 4.2 million therms, or 1.2%, below the quarter ended December 31, 1996.

Utility operating expenses for the quarter ended December 31, 1997 increased by $8.1 million, or 4.7%, above the same quarter last year. Natural and propane gas expense this quarter increased $6.1 million, or 5.0%, above last year mainly due to higher rates charged by our suppliers, partially offset by decreased volumes purchased for sendout (primarily resulting from the warmer weather). Other operation and maintenance expenses increased $1.8 million, or 7.0%, principally due to increased distribution and maintenance charges, higher wage rates, fewer gains on lump sum pension settlements recognized and increased group insurance expense. These increases were partially offset by lower net pension costs. Depreciation and amortization expense increased 2.0% primarily due to additional property. Taxes, other than income taxes, increased 11.6% mainly due to higher real estate and personal property taxes this quarter and higher gross receipts taxes (reflecting increased revenues). The $1.2 million decrease in income taxes is principally due to lower taxable income.

Miscellaneous income and income deductions increased $.3 million primarily due to improved subsidiary results and minor variations in several areas. The 10.6% increase in interest expense is mainly due to higher interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in October 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1998, the Company renewed its primary lines of bank credit under which it may borrow up to $40 million prior to January 31, 1999, with renewal of any loans outstanding on that date permitted to June 30, 1999. This, along with a previously obtained $70 million supplemental line of credit which runs through August 30, 1998, provides a total line of credit of $110 million for the 1997-1998 heating season. During fiscal 1998 to date, the Company sold commercial paper aggregating to a maximum of $110.0 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $89.5 million at January 31, 1998.

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

The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. However, the Company has reported certain environmental liabilities in connection with two manufactured gas plants operated by the Company in the past which produced certain by-products and residuals. The Company has either already paid or reserved overall costs of $836,000 which are estimated to cover the performance of certain limited actions at these locations. At this time, the ultimate costs to be incurred remain unclear, as does the amount of any recovery which the Company may be able to obtain from other responsible parties and/or the Company's insurers. In the Company's most recent rate case, the MoPSC approved, effective September 1, 1996, the continued use of a cost deferral mechanism for the appropriate rate recovery of various environmental costs which authorization will be null and void if the Company does not file to further adjust its rates by September 1, 1998. In any event, the recovery of costs thus deferred may be challenged in future rate proceedings. Refer to Note 6 of Notes to Consolidated Financial Statements on page 8 for additional information on the Company's environmental matters.

Construction expenditures for the quarter were $11.1 million compared with $9.8 million for the same period last year.

Many of the Company's computer systems and applications will not recognize the turn of the century and, thus, require programming modification or replacement. For more than a year, the Company, through the use of internal and external resources, has been involved in the process of modifying and replacing significant portions of its computer systems in order to make such systems operational in the year 2000 and beyond, as well as to provide additional benefits. The costs associated with the replacement of certain computer systems are being recorded as assets and will be amortized, while the costs of modifying the remaining systems to fix the year 2000 problem are being charged to expense. Currently, the Company estimates that the costs remaining to be incurred and charged to expense during the next two years are approximately $2 million.

Capitalization at December 31, 1997 increased $32.5 million since September 30, 1997 and consisted of 58.8% common stock equity, .4% preferred stock equity and 40.8% long-term debt.

The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at December 31, 1997 and at September 30, 1997 such as Accounts Receivable - Net, Notes Payable, Accounts Payable and Advance Customer Billings.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

                 LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a discussion of environmental matters, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Financial Information.

         During the quarter ended December 31, 1997, there were no new legal proceedings required to be disclosed.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K during the quarter ended December 31, 1997.

         Item reported:

         Pursuant to an Underwriting Agreement, effective October 16, 1997 (the "Underwriting Agreement"), Laclede Gas Company (the "Registrant"), on October 21, 1997 sold to ABN AMRO Chicago Corporation, the Underwriter named on Schedule I attached to the Underwriting Agreement, $25,000,000 aggregate principal amount of its First Mortgage Bonds, 6 1/2% Series due October 15, 2012 (the "Bonds"). The Bonds have been issued under a Mortgage and Deed of Trust, dated as of February 1, 1945, under which State Street Bank and Trust Company of Missouri, N.A. is the present Trustee. Such Mortgage and Deed of Trust had previously been amended and supplemented and has been further supplemented by a Twenty-Third Supplemental Indenture, dated as of October 15, 1997 (the "Supplemental Indenture"). The registration statement on Form S-3 with respect to the First Mortgage Bonds of the Registrant, including the Bonds (File No. 33-60996), was filed by the Registrant on April 13, 1993 and declared effective by the Securities and Exchange Commission on April 21, 1993. Copies of the Underwriting Agreement and the Supplemental Indenture were attached to the Form 8-K as Exhibits 1.01 and 4.01, respectively.

         Financial Statements Filed:  None.

         Date of Report (Date of Earliest Event Reported):
           October 16, 1997

         Date Report Filed:  November 6, 1997.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  February 11, 1998                           /s/ G. T. McNeive, Jr.
                                                  ------------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                              (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


3.01(ii)      Amendment to the Company's By-Laws, effective
              at the close of business on November 20, 1997,
              adopted by the Company's Board of Directors on
              November 20, 1997.                                    16

 27           Financial Data Schedule UT                            17