Form 10-Q
period 1998-03-31
LACLEDE GAS CO
filed 1998-05-01
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1998

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

17,611,142 shares, Common Stock, par value $1 per share at 5/1/98.

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

(In Thousands, Except Per Share Amounts)
                                    Three Months Ended    Six Months Ended
                                         March 31,            March 31,
                                      1998       1997      1998       1997
                                      ----       ----      ----       ----
Utility Operating Revenues          $213,826   $264,031  $413,493   $457,896
                                    -------------------  -------------------
Utility Operating Expenses:
  Natural and propane gas            130,081    172,134   256,390    292,382
  Other operation expenses            23,101     22,958    45,760     44,247
  Maintenance                          4,513      4,518     9,455      9,025
  Depreciation and amortization        6,666      6,480    13,267     12,949
  Taxes, other than income taxes      15,765     19,295    28,507     30,711
  Income taxes (Note 3)               10,425     12,464    18,578     21,857
                                    -------------------  -------------------
Total Utility Operating Expenses     190,551    237,849   371,957    411,171
                                    -------------------  -------------------
Utility Operating Income              23,275     26,182    41,536     46,725
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)      722        325     1,589        856
                                    -------------------  -------------------
Income Before Interest Charges        23,997     26,507    43,125     47,581
                                    -------------------  -------------------
Interest Charges:
  Interest on long-term debt           3,949      3,542     7,802      7,084
   Other interest charges              1,678      1,459     3,320      2,885
                                    -------------------  -------------------
    Total Interest Charges             5,627      5,001    11,122      9,969
                                    -------------------  -------------------
Net Income                            18,370     21,506    32,003     37,612
Dividends on Preferred Stock              25         25        49         49
                                    -------------------  -------------------
Earnings Applicable to Common Stock $ 18,345   $ 21,481  $ 31,954   $ 37,563
                                    ===================  ===================
Average Number of Common
  Shares Outstanding                  17,594     17,558    17,575     17,558

Earnings Per Share of Common Stock     $1.04      $1.22     $1.82      $2.14

Dividends Declared Per Share
  of Common Stock                       $.33      $.325      $.66       $.65

             See notes to consolidated financial statements.






             LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                                                       Mar. 31     Sept. 30
                                                         1998        1997
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS
Utility Plant                                          $812,685    $792,661
   Less:  Accumulated depreciation and amortization     335,864     325,088
                                                       --------------------
   Net Utility Plant                                    476,821     467,573
                                                       --------------------
Other Property and Investments                           30,562      29,724
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              5,928       4,508
   Accounts receivable - net                             87,696      47,932
   Materials, supplies, and merchandise at avg cost       5,441       5,216
   Natural gas stored underground for current use
      at LIFO cost                                       21,343      56,867
   Propane gas for current use at FIFO cost              12,840      12,917
   Prepayments                                            2,871       1,986
   Deferred income taxes                                  9,606       9,881
   Delayed customer billings                             23,630           -
                                                       --------------------
      Total Current Assets                              169,355     139,307
                                                       --------------------
Deferred Charges                                         87,955      84,106
                                                       --------------------
Total Assets                                           $764,693    $720,710
                                                       ====================


             See notes to consolidated financial statements.



















              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                                                       Mar. 31     Sept. 30
                                                         1998        1997
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,459,396 shares issued)            $ 19,459    $ 19,423
   Paid-in capital                                      62,147      61,205
   Retained earnings                                   214,129     193,776
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        271,718     250,387
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,128     154,413
                                                      --------------------
         Total Capitalization                          452,806     406,760
                                                      --------------------
Current Liabilities:
   Notes payable                                        34,500      74,000
   Accounts payable                                     37,981      29,628
   Refunds due customers                                 8,940         731
   Advance customer billings                                 -      12,700
   Current portion of long-term debt                    25,000      25,000
   Taxes accrued                                        23,542       6,848
   Unamortized purchased gas adjustments                 5,863      13,022
   Other                                                24,180      22,509
                                                      --------------------
     Total Current Liabilities                         160,006     184,438
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                74,525      85,013
   Unamortized investment tax credits                    7,106       7,280
   Other                                                70,250      37,219
                                                      --------------------
      Total Deferred Credits and Other Liabilities     151,881     129,512
                                                      --------------------
Total Capitalization and Liabilities                  $764,693    $720,710
                                                      ====================


             See notes to consolidated financial statements.










              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Six Months Ended
                                                             March 31,
                                                         1998        1997
                                                         ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 32,003    $ 37,612
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       13,316      12,970
    Deferred income taxes and investment tax credits    (5,603)     (3,826)
    Other - net                                           (646)         87
    Changes in assets and liabilities:
       Accounts receivable - net                       (39,764)    (50,252)
       Unamortized purchased gas adjustments            (7,159)    (17,071)
       Deferred purchased gas costs                     30,883      31,527
       Delayed customer billings - net                 (36,330)    (36,166)
       Accounts payable                                  8,353      11,086
       Refunds due customers                             8,209        (930)
       Taxes accrued                                    16,694      14,574
       Natural gas stored underground                   35,524      41,455
       Other assets and liabilities                     (6,069)     (3,449)
                                                      --------------------
         Net cash provided by operating activities    $ 49,411    $ 37,617
                                                      --------------------
Investing Activities:
 Construction expenditures                             (22,054)    (19,432)
 Investments - non-utility                              (1,011)     (1,427)
 Employee benefit trusts                                   267         171
 Other                                                    (122)       (111)
                                                      --------------------
         Net cash used in investing activities        $(22,920)   $(20,799)
                                                      --------------------
Financing Activities:
  Repayment of short-term debt                         (39,500)     (3,600)
  Issuance of common stock                                 978           -
  Dividends paid                                       (11,549)    (11,285)
  Issuance of first mortgage bonds                      25,000           -
                                                      --------------------
         Net cash used in financing activities        $(25,071)  $ (14,885)
                                                     ---------------------
Net Increase in Cash and Cash Equivalents             $  1,420   $   1,933
Cash and Cash Equivalents at Beginning of Period         4,508       4,360
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  5,928    $  6,293
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                             $ 9,572     $ 9,250
  Income taxes                                           4,435       8,285

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended      Six Months Ended
                                    March 31,             March 31,
                                ------------------     -----------------
                                1998         1997      1998        1997
                                ----         ----      ----        ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $14,146   $15,589     $20,666   $22,006
          State and local         2,475     2,635       3,574     3,716

       Deferred:
          Federal                (5,348)   (4,991)     (4,948)   (3,430)
          State and local          (848)     (769)       (714)     (435)
                                -----------------     -----------------
       Subtotal                 $10,425   $12,464     $18,578   $21,857
                                -----------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $   305   $   164     $   405   $   222
          State and local            42        17          58        20

       Deferred:
          Federal                    33        20          51        33
          State and local             5         3           8         6
                                -----------------     -----------------
       Subtotal                 $   385   $   204     $   522   $   281
                                -----------------     -----------------
                  Total         $10,810   $12,668     $19,100   $22,138
                                =================     =================









4. The Company's Gas Supply Incentive Plan, which became effective October 1, 1996 as part of the settlement reached in the Company's last rate case, continues to provide significant benefits for both the Company's share owners and customers. Under the Plan, the Company and its customers share in certain gains and losses as measured against benchmark levels of gas costs as related to the acquisition, utilization and management of the Company's gas supply assets. As part of this Plan, the Company sells gas supply and pipeline capacity in markets outside of its normal service territory. Results of the Plan are set forth below:

                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                -------------------    -------------------
                                  1998       1997        1998       1997
                                  ----       ----        ----       ----
                                          (Thousands of Dollars)
    Incentive Plan Revenues     $11,094    $12,469     $17,627    $21,004
    Incentive Plan Gas Expense    9,796     10,493      14,238     17,405
                                -------    -------     -------    -------
    Income Before Income Taxes  $ 1,298    $ 1,976     $ 3,389    $ 3,599
                                =======    =======     =======    =======

5. As part of its annual review of the Company's gas costs, the Staff of the Missouri Public Service Commission (MoPSC) has recommended an adjustment which, if approved by the MoPSC and upheld by the courts, would require the Company to refund to its customers approximately $3.6 million of gains realized by the Company from various sales made outside of Missouri between November 1995 and March 1996. The Company will continue to vigorously oppose the Staff's recommended adjustment before the MoPSC on the grounds that such adjustment violates Missouri law, is impermissible under the Company's MoPSC-approved tariffs, and is otherwise unlawful and unreasonable. The Company believes that the outcome of this matter is unlikely to have a material adverse impact on the Company.

6. The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations.

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency (EPA), Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). As previously reported by the Company, the Company has had lengthy discussions with the EPA and the Missouri Department of Natural Resources (MoDNR) on the question of what additional actions are required for the site. On October 17, 1997, the Company submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA), together with an accompanying letter (collectively the "Submitted EE/CA Documents"), in which the Company proposed to maintain various institutional controls at this site, to stabilize the bank of a drainageway located at the edge of the site, and to perform a limited removal of some contaminants located in certain small areas of the site. The EPA and the MoDNR have proposed changes to the Submitted EE/CA Documents, to which Laclede has responded. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the Company performs the limited actions described in the Submitted EE/CA

    Documents and the actions included in the Company's response to the EPA's and MoDNR's proposed changes to the submitted EE/CA Documents, the Company estimates that the overall costs will be approximately $778,000. As of March 31, 1998, $541,000 of such overall costs had been paid, and an additional $237,000 was reserved by the Company. If the Company is required to take any additional actions with regard to the site, the Company may have to incur additional costs, the extent of which cannot practicably be estimated currently. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

    In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri Voluntary Cleanup Program, for the purpose of characterizing the site. MoDNR's preliminary tests conducted at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company has also conducted an initial investigation, consisting of soil sampling and the drilling of nine monitoring wells to assess the condition of groundwater at this site. The Company currently estimates that the cost of such investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to such investigation of the site would together approximate $145,000. Currently, $36,000 has been paid and an additional $109,000 has been reserved on the Company's books. The City of St. Louis, the current owner of the site, received proposals from several different groups to develop this site. Various portions of the development proposals dealt with the issue of the environmental condition of the site, and the impact of such condition on possible development plans. Unless and until any development proposal is selected, the Company is unable to determine the impact, if any, that any proposed development will have on actions to be taken regarding the site, and the cost of any such actions. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.

    The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity with regard to the above two former manufactured gas plant sites.

    The Missouri Public Service Commission approved, effective September 1, 1996, the continued use of a cost deferral mechanism, originally approved as part of a 1994 rate case settlement, for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. Laclede has proposed to continue this deferral mechanism in its rate case which is currently pending before the Commission. In any event, the recovery of costs thus deferred may be challenged in the current or future rate proceedings.

7. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1997 Form 10-K.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Earnings for the quarter ended March 31, 1998 were $1.04 per share compared with $1.22 per share for the comparable quarter last year. The weather for the quarter was 11% warmer than the same period last year. The decrease in earnings was primarily attributable to lower gas sales volumes (resulting from the warmer weather) and higher costs of doing business.

Utility operating revenues for the quarter ended March 31, 1998 were $213.8 million compared with $264.0 million for the quarter ended March 31, 1997. The $50.2 million, or 19.0%, decrease was principally due to lower wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause) and lower gas sales volumes arising from the warmer weather. System therms sold and transported decreased by 34.8 million therms, or 7.6%, below the quarter ended March 31, 1997.

Utility operating expenses for the quarter ended March 31, 1998 decreased by $47.3 million, or 19.9%, below the same quarter last year. Natural and propane gas expense this quarter decreased $42.1 million, or 24.4%, below last year mainly due to decreased rates charged by the Company's suppliers and lower volumes purchased for sendout (resulting from the warmer weather). Other operation and maintenance expenses increased slightly due to higher wage rates, increased distribution charges and other increases in the costs of doing business. These increases were largely offset mainly by higher gains recognized on lump sum pension settlements. Depreciation and amortization expense increased 2.9% primarily due to additional property. Taxes, other than income taxes, decreased 18.3% mainly due to lower gross receipts taxes (reflecting decreased revenues). The $2.0 million decrease in income taxes is principally due to lower taxable income.

Miscellaneous income and income deductions increased $.4 million primarily due to improved subsidiary results and minor variations in several areas. The 12.5% increase in interest expense is mainly due to higher interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in October 1997 and increased short-term interest charges.

Earnings for the six months ended March 31, 1998 were $1.82 per share compared with $2.14 per share for the comparable period last year. The weather was 7% warmer than last year. The decrease in earnings was primarily due to lower gas sales volumes (arising from the warmer weather) and higher costs of doing business. Due to the seasonal nature of its business, the Company's earnings are concentrated during the first six months of the fiscal year, which covers most of the heating season. As sales volumes decline during the summer, the Company experiences losses in the second half of the fiscal year.

Utility operating revenues for the first six months of fiscal year 1998 decreased $44.4 million, or 9.7%, below the corresponding period of fiscal year 1997. This decrease was primarily due to lower gas sales volumes (arising from the warmer weather) and lower wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause). System therms sold and transported decreased by 39.0 million therms, or 4.7%, below the level experienced during the six months ended March 31, 1997.

Utility operating expenses for the six months ended March 31, 1998 decreased by $39.2 million, or 9.5%, below last year. Natural and propane gas expense during the first six months of fiscal year 1998 decreased by $36.0 million, or 12.3%, below last year mainly due to reduced volumes purchased for sendout (resulting from the warmer weather) and lower rates charged by our suppliers. Other operation and maintenance expenses increased $1.9 million, or 3.6%, due to increased distribution and maintenance charges, higher wage rates and other increases in the costs of doing business. These increases were partially offset by higher gains recognized on lump sum pension settlements and lower net pension costs. Depreciation and amortization expense increased 2.5% primarily due to additional property. Taxes, other than income taxes, decreased by 7.2% principally due to lower gross receipts taxes (mainly reflecting decreased revenues). The $3.3 million decrease in income taxes is mainly due to lower taxable income.

Miscellaneous income and income deductions for the first six months of fiscal 1998 increased $.7 million above the same period last year primarily due to improved subsidiary results and minor variations in several areas. The 11.6% increase in interest expense is mainly due to higher interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in October 1997 and increased short-term interest charges.

On February 27, 1998, the Company filed a request with the Missouri Public Service Commission (MoPSC) for a general rate increase which would add $25.4 million to operating revenues on an annual basis. This increase is necessary to offset generally higher operating costs as well as the added costs of operating, maintaining, and financing the increased investment in new facilities the Company has installed since the filing of its last general rate increase in December 1995. By law, the Missouri Commission has up to eleven months before it must act on this 1998 request, but the Company is hopeful the Commission will allow new rates to be implemented prior to January, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1998, the Company renewed its primary lines of bank credit under which it may borrow up to $40 million prior to January 31, 1999, with renewal of any loans outstanding on that date permitted to June 30, 1999. This, along with a previously obtained $70 million supplemental line of credit which runs through August 30, 1998, provides a total line of credit of $110 million for the 1997-1998 heating season. During fiscal 1998 to date, the Company sold commercial paper aggregating to a maximum of $110.0 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $34.5 million at March 31, 1998.

The Company anticipates redeeming the $25 million of 9-5/8% Series First Mortgage Bonds due May 15, 2013, on May 15, 1998 (the date at which such bonds are first redeemable). Initially, funds for this purpose will be supplied by short-term borrowing agreements currently in place. The Company currently has $25 million of First Mortgage Bonds remaining unissued from a previously authorized shelf registration.

As part of its annual review of the Company's gas costs, the Staff of the MoPSC has recommended an adjustment which, if approved by the MoPSC and upheld by the courts, would require the Company to refund to its customers approximately $3.6 million of gains realized by the Company from various sales made outside of Missouri between November 1995 and March 1996. The Company will continue to vigorously oppose the Staff's recommended adjustment before the MoPSC on the grounds that such adjustment violates Missouri law, is impermissible under the Company's MoPSC-approved tariffs, and is otherwise unlawful and unreasonable. The Company believes that the outcome of this matter is unlikely to have a material adverse impact on the Company.

The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. However, the Company has reported certain environmental liabilities in connection with two manufactured gas plants operated by the Company in the past which produced certain by-products and residuals. The Company has either already paid or reserved overall costs of $923,000 which are estimated to cover the performance of certain limited actions at these locations. At this time, the ultimate costs to be incurred remain unclear, as does the amount of any recovery which the Company may be able to obtain from other responsible parties and/or the Company's insurers. The Missouri Public Service Commission approved, effective September 1, 1996, the continued use of a cost deferral mechanism, originally approved as part of a 1994 rate case settlement, for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. Laclede has proposed to continue this deferral mechanism in its rate case which is currently pending before the Commission. In any event, the recovery of costs thus deferred may be challenged in the current or future rate proceedings. Refer to Note 6 of Notes to Consolidated Financial Statements on page 8 for additional information on the Company's environmental matters.

Construction expenditures for the six months ended March 31, 1998 were $22.1 million compared with $19.4 million for the same period last year.

Many of the Company's computer systems and applications will not recognize the turn of the century and, thus, require programming modification or replacement. For more than two years, the Company, through the use of internal and external resources, has been involved in the process of modifying and replacing significant portions of its computer systems in order to make such systems operational in the year 2000 and beyond, as well as to provide additional benefits. The costs associated with the replacement of certain computer systems are being recorded as assets and will be amortized, while the costs of modifying the remaining systems to fix the year 2000 problem are being charged to expense. Currently, the Company estimates that the costs remaining to be incurred and ultimately charged to expense are approximately $2 million. Actual costs, however, may differ materially from such estimate to the extent the Company encounters unforeseen issues and/or problems during its ongoing year 2000 assessment.

In March, the Company announced that it had reached an agreement with Williams Gas Pipelines Central of Tulsa, Oklahoma under which Williams will provide additional natural gas service to the Company's service area. Under the agreement, Williams will convert to natural gas service an existing 200-mile petroleum products line that stretches eastward from Kansas City to St. Louis. Williams presently owns and operates the nation's largest interstate natural gas pipeline system in terms of volumes transported and is connected to diverse and abundant natural gas reserves. The new pipeline will provide for the delivery of competitive, supplemental gas supplies that are needed by the Company to ensure continued reliable service to the fast-growing St. Charles area. Williams is expected to begin firm transportation service to the Company through the new line in October 1998.

Capitalization at March 31, 1998 increased $46.0 million since September 30, 1997 and consisted of 60.0% common stock equity, .4% preferred stock equity and 39.6% long-term debt.

The seasonal effect of the Company's financial position affects the comparison of certain balance sheet items at March 31, 1998 and at September 30, 1997 such as Accounts Receivable - Net, Natural Gas Stored Underground for Current Use, Delayed and Advanced Customer Billings, and Accounts Payable.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a discussion of environmental matters, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Financial Information.

         During the quarter ended March 31, 1998, there were no new legal proceedings required to be disclosed.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Laclede Gas Company was held on January 22, 1998 for the purpose of electing four directors to the Board of Directors and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act of 1934.

         All of management's nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                Name of                      Shares              Shares
            Director Nominee                Voted For        Voted Withheld
            ----------------                ---------        --------------
            Dr. Henry Givens, Jr.          13,985,556            220,306
            Mary Ann Krey                  13,990,286            215,576
            H. Edwin Trusheim              13,954,384            251,478
            Douglas H. Yaeger              13,991,336            214,526


         The proposal to ratify the appointment of Deloitte & Touche LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 1998 was passed upon the following vote:

             Shares Voted:
             ------------
             For the proposal                13,750,871
             Against the proposal               101,503
             Abstain regarding the proposal     189,090


Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  May 1, 1998                                  G. T. McNeive, Jr.
                                                   --------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


10.01         Line of Credit Agreement dated January 16, 1998
              with NationsBank, N.A.                                18

10.02         Line of Credit Agreement dated January 16, 1998
              with Mercantile Bank National Association.            19

10.03         Line of Credit Agreement dated January 9, 1998
              with Commerce Bank.                                   21

10.04         Line of Credit Agreement dated January 13, 1998
              with The Chase Manhattan Bank.                        23

27            Financial Data Schedule UT                            25