Form 10-Q
period 1998-06-30
LACLEDE GAS CO
filed 1998-08-07
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1998

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

17,627,987 shares, Common Stock, par value $1 per share at 8/7/98.

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

(In Thousands, Except Per Share Amounts)
                                    Three Months Ended    Nine Months Ended
                                          June 30,             June 30,
                                      1998       1997      1998       1997
                                      ----       ----      ----       ----
Utility Operating Revenues          $77,193    $84,191   $490,686   $542,087
                                    ------------------   -------------------
Utility Operating Expenses:
  Natural and propane gas            34,486     38,016    290,876    330,398
  Other operation expenses           20,239     21,217     65,999     65,464
  Maintenance                         4,636      4,607     14,091     13,632
  Depreciation and amortization       6,771      6,426     20,038     19,375
  Taxes, other than income taxes      8,636      8,956     37,143     39,667
  Income taxes (Note 3)              (1,100)       244     17,478     22,101
                                    ------------------   -------------------
  Total Utility Operating Expenses   73,668     79,466    445,625    490,637
                                    ------------------   -------------------
Utility Operating Income              3,525      4,725     45,061     51,450
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)     561        602      2,150      1,458
                                    ------------------   -------------------
Income Before Interest Charges        4,086      5,327     47,211     52,908
                                    ------------------   -------------------
Interest Charges:
  Interest on long-term debt          3,648      3,543     11,450     10,627
  Other interest charges              1,344        972      4,664      3,857
                                    ------------------   -------------------
    Total Interest Charges            4,992      4,515     16,114     14,484
                                    ------------------   -------------------
Net Income (Loss)                      (906)       812     31,097     38,424
Dividends on Preferred Stock             24         24         73         73
                                    ------------------   -------------------
Earnings (Loss) Applicable to
  Common Stock                      $  (930)   $   788   $ 31,024   $ 38,351
                                    ==================   ===================
Average Number of Common
  Shares Outstanding                 17,611     17,558     17,587     17,558

Earnings (Loss) Per Share of
  Common Stock                        $(.05)     $ .04      $1.76      $2.18
Dividends Declared Per Share
  of Common Stock                      $.33      $.325       $.99      $.975

             See notes to unaudited consolidated financial statements.






             LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                                                       June 30     Sept. 30
                                                         1998        1997
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                      (UNAUDITED)
                                 ASSETS
Utility Plant                                          $824,754    $792,661
   Less:  Accumulated depreciation and amortization     340,798     325,088
                                                       --------------------
   Net Utility Plant                                    483,956     467,573
                                                       --------------------
Other Property and Investments                           31,170      29,724
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              4,342       4,508
   Accounts receivable - net                             51,942      47,932
   Materials, supplies, and merchandise at avg cost       5,678       5,216
   Natural gas stored underground for current use
      at LIFO cost                                       28,480      56,867
   Propane gas for current use at FIFO cost              12,839      12,917
   Prepayments                                            2,433       1,986
   Deferred income taxes                                  6,038       9,881
   Delayed customer billings                              9,546           -
                                                       --------------------
      Total Current Assets                              121,298     139,307
                                                       --------------------
Deferred Charges                                         93,101      84,106
                                                       --------------------
Total Assets                                           $729,525    $720,710
                                                       ====================


             See notes to unaudited consolidated financial statements.




















              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                                                       June 30     Sept. 30
                                                         1998        1997
                                                         ----        ----
                                                      (Thousands of Dollars)
                                                       (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (Shares issued - 1998, 19,476,780;
                 1997, 19,423,178)                    $ 19,477    $ 19,423
   Paid-in capital                                      62,566      61,205
   Retained earnings                                   207,388     193,776
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        265,414     250,387
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,217     154,413
                                                      --------------------
         Total Capitalization                          446,591     406,760
                                                      --------------------
Current Liabilities:
   Notes payable                                        65,000      74,000
   Accounts payable                                     23,666      29,628
   Refunds due customers                                 8,210         731
   Advance customer billings                                 -      12,700
   Current portion of long-term debt                         -      25,000
   Taxes accrued                                        14,730       6,848
   Unamortized purchased gas adjustments                 2,041      13,022
   Other                                                19,332      22,509
                                                      --------------------
     Total Current Liabilities                         132,979     184,438
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                81,846      85,013
   Unamortized investment tax credits                    7,020       7,280
   Other                                                61,089      37,219
                                                      --------------------
      Total Deferred Credits and Other Liabilities     149,955     129,512
                                                      --------------------
Total Capitalization and Liabilities                  $729,525    $720,710
                                                      ====================


             See notes to unaudited consolidated financial statements.










              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Nine Months Ended
                                                              June 30,
                                                         1998        1997
                                                         ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 31,097    $ 38,424
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       20,112      19,405
    Deferred income taxes and investment tax credits     2,423       3,065
    Other - net                                           (700)       (116)
    Changes in assets and liabilities:
       Accounts receivable - net                        (4,010)    (11,089)
       Unamortized purchased gas adjustments           (10,981)    (20,717)
       Deferred purchased gas costs                     22,694      21,015
       Delayed customer billings - net                 (22,246)    (14,695)
       Accounts payable                                 (5,962)      8,643
       Refunds due customers                             7,479        (998)
       Taxes accrued                                     7,882       8,694
       Natural gas stored underground                   28,387      34,763
       Other assets and liabilities                    (14,009)    (13,889)
                                                      --------------------
         Net cash provided by operating activities      62,166      72,505
                                                      --------------------
Investing Activities:
 Construction expenditures                             (35,920)    (31,491)
 Investments - non-utility                              (1,344)     (1,708)
 Employee benefit trusts                                  (160)        478
 Other                                                      56       2,750
                                                      --------------------
         Net cash used in investing activities         (37,368)    (29,971)
                                                      --------------------
Financing Activities:
  Repayment of short-term debt - net                    (9,000)    (25,100)
  Issuance of common stock                               1,415           -
  Dividends paid                                       (17,379)    (17,016)
  Issuance of first mortgage bonds                      25,000           -
  Retirement of first mortgage bonds                   (25,000)          -
                                                      --------------------
         Net cash used in financing activities         (24,964)    (42,116)
                                                      --------------------
Net Increase (Decrease) in Cash and Cash Equivalents      (166)        418
Cash and Cash Equivalents at Beginning of Period         4,508       4,360
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  4,342    $  4,778
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                             $18,669     $17,115
  Income taxes                                           4,766       9,249

             See notes to unaudited consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended     Nine Months Ended
                                     June 30,               June 30,
                                ------------------     -----------------
                                1998         1997      1998        1997
                                ----         ----      ----        ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $(7,772)  $(5,730)     $12,894  $16,276
          State and local        (1,321)     (974)       2,253    2,742

       Deferred:
          Federal                 6,774     5,875        1,826    2,445
          State and local         1,219     1,073          505      638
                                -----------------     -----------------
       Subtotal                 $(1,100)  $   244      $17,478  $22,101
                                -----------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $  (234)   $   57      $   171  $   279
          State and local            (2)       40           56       60

       Deferred:
          Federal                    28       (50)          79      (16)
          State and local             5        (7)          13       (2)
                                -----------------     -----------------
       Subtotal                 $  (203)  $    40      $   319  $   321
                                -----------------     -----------------
                  Total         $(1,302)  $   284      $17,798  $22,422
                                =================     =================









4. The Company's Gas Supply Incentive Plan, which became effective October 1, 1996 for a three-year period as part of the settlement reached in the Company's last rate case, continues to provide significant benefits for both the Company's share owners and customers. Under the Plan, the Company and its customers share in certain gains and losses as measured against benchmark levels of gas costs as related to the acquisition, utilization and management of the Company's gas supply assets. As part of this Plan, the Company sells gas supply and pipeline capacity in markets outside of its normal service territory. Results of the Plan are set forth below:

                                   Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                  -------------------    -------------------
                                    1998       1997        1998       1997
                                    ----       ----        ----       ----
                                            (Thousands of Dollars)
    Incentive Plan Revenues       $ 6,877    $ 6,916     $24,504    $27,920
    Incentive Plan Gas Expense      5,424      5,229      19,662     22,634
                                  -------    -------     -------    -------
    Company Share - Pretax Income $ 1,453    $ 1,687     $ 4,842    $ 5,286
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

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency (EPA), Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). As previously reported by the Company, the Company has had lengthy discussions with the EPA and the Missouri Department of Natural Resources (MoDNR) on the question of what additional actions are required for the site. On October 17, 1997, the Company submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA), together with an accompanying letter (collectively the "Submitted EE/CA Documents"), in which the Company proposed to maintain various institutional controls at this site, to stabilize the bank of a drainageway located at the edge of the site, and to perform a limited removal of some contaminants located in certain small areas of the site. The EPA and the MoDNR have proposed changes to the Submitted EE/CA Documents, to which Laclede has responded. At this time, given the lack of final agreement as to what additional actions should be taken, the ultimate costs to be incurred regarding the Shrewsbury Site remain unclear. Assuming the Company performs the limited actions described in the Submitted EE/CA Documents and the actions included in the Company's response to the EPA's and MoDNR's proposed changes to the submitted EE/CA Documents, the Company estimates that the overall costs will be approximately $778,000. As of June 30, 1998, $562,000 of such overall costs had been paid, and an additional $216,000 was reserved by the Company. If the Company is required to take any additional actions with regard to the site, the Company may have to incur additional costs, the extent of which cannot practicably be estimated currently. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs. The Company intends to seek recovery, if practicable, from any other potentially responsible parties.

    In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri Voluntary Cleanup Program, for the purpose of characterizing the site. MoDNR's preliminary tests conducted at the site reflect the presence of coke and gas plant manufacturing wastes, as well as certain heavy metal wastes. The Company has also conducted an initial investigation, consisting of soil sampling and the drilling of nine monitoring wells to assess the condition of groundwater at this site. The groundwater monitoring portion of the initial investigation is scheduled to take one year. The Company currently estimates that the cost of its investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to such investigation of the site would together approximate $145,000. Currently, $112,000 has been paid and an additional $33,000 has been reserved on the Company's books. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.

    The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity with regard to the above two former manufactured gas plant sites.

    Superior Oil Company and Union Pacific Railroad Company (the Plaintiffs) named Laclede as an additional defendant in a lawsuit previously filed by the Plaintiffs against Allied Signal, Inc. and Monsanto Company. In this lawsuit the Plaintiffs are seeking contribution from the defendants under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) for response costs which have been incurred, and which will be incurred, by the Plaintiffs to remediate contamination at a site located in St. Louis, Missouri which the Plaintiffs currently own and/or lease (the Superior

    Oil Site). The Plaintiffs contend that the three defendants should be held jointly and severally liable for past and future response costs, in Laclede's case, because: (a) coal tar wastes allegedly are and have been migrating onto the Superior Oil Site from an adjacent site, which is the former location of one of Laclede's gas manufacturing plants; and
    (b) Laclede allegedly previously arranged for the disposal of coal tar wastes at the Superior Oil Site through the operations of Barrett Manufacturing Company (the predecessor in interest of Allied Signal, Inc.). The other parties to the lawsuit have filed an Engineering Evaluation/Cost Analysis (EE/CA) with the EPA for the Superior Oil Site. The EE/CA contains no apparent evidence that Laclede contributed contaminants to the Superior Oil Site. Laclede has commenced formal discovery to determine what evidence, if any, exists which demonstrates that Laclede contributed any contaminants to the Superior Oil Site. The Superior Oil Site was also the subject of a separate CERCLA lawsuit filed by the EPA against the Plaintiffs and several other potentially responsible parties. Laclede has been informed that the CERCLA lawsuit filed by the EPA has been settled. Laclede was not a party to the lawsuit initiated by the EPA and has never been named by the EPA as a responsible party at the Superior Oil Site. Based upon the information currently available to Laclede, Laclede believes that if Laclede is found to have contributed at all to the contamination at the Superior Oil Site, Laclede's share of the liability for response costs applicable to the Superior Oil Site would be relatively small. Accordingly, such liability should have no material adverse impact on Laclede's financial condition or results of operations. Laclede intends to defend vigorously the lawsuit in which it has been named a party.

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

7. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1997 Form 10-K.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Due to the seasonal nature of a business that primarily sells heating energy, the Company normally experiences losses during the summer season, which encompasses the third and fourth quarters of the fiscal year. This year was no different, and for the quarter ended June 30, 1998 the Company lost $.05 per share. However, during the third quarter of last year the weather was significantly cooler. This, coupled with the sale of the Company's remaining exploration and development (E&D) properties during May 1997, produced positive quarterly earnings of $.04 per share last year. Thus, this year's decrease in earnings primarily reflects reduced sales from weather that was warmer than last year and the net proceeds of the sale of the Company's E&D properties.

Utility operating revenues for the quarter ended June 30, 1998 were $77.2 million compared with $84.2 million for the quarter ended June 30, 1997. The $7.0 million, or 8.3%, decrease was principally due to lower gas sales volumes arising from the warmer weather. This decrease was slightly offset by higher wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause). System therms sold and transported decreased by 23.2 million therms, or 14.1%, below the quarter ended June 30, 1997.

Utility operating expenses for the quarter ended June 30, 1998 decreased by $5.8 million, or 7.3%, below the same quarter last year. Natural and propane gas expense this quarter decreased $3.5 million, or 9.3%, below last year mainly due to lower volumes purchased for sendout (resulting from the warmer weather) partially offset by higher rates charged by the Company's suppliers. Other operation and maintenance expenses decreased $.9 million, or 3.7%, due to decreased distribution charges and other decreases in the costs of doing business. Depreciation and amortization expense increased 5.4% primarily due to additional property. Taxes, other than income taxes, decreased 3.6% mainly due to lower gross receipts taxes (reflecting decreased revenues). The $1.3 million decrease in income taxes is principally due to the taxable loss experienced this quarter.

The slight decrease in miscellaneous income and income deductions reflects gains recorded last year resulting from the sale of E&D properties, largely offset by minor variations in several areas. The 10.6% increase in interest expense is mainly due to higher short-term borrowings and higher interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in October 1997.

Earnings for the nine months ended June 30, 1998 were $1.76 per share compared with $2.18 per share for the same period a year ago. Lower sales resulting from weather that was 11% warmer than last year and from reduced customer consumption experienced this past heating season, as well as increases in the costs of doing business, were largely responsible for the decreased earnings.


Utility operating revenues for the first nine months of fiscal year 1998 decreased $51.4 million, or 9.5%, below the corresponding period of fiscal year 1997. This decrease was principally due to the warmer weather conditions, reduced customer consumption, and the effect of lower wholesale gas prices (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause). System therms sold and transported decreased by 62.2 million therms, or 6.3%, below the level experienced during the nine months ended June 30, 1997.

Utility operating expenses for the nine months ended June 30, 1998 decreased by $45.0 million, or 9.2%, below last year. Natural and propane gas expense for the nine months ended June 30, 1998 decreased by $39.5 million, or 12.0%, below last year primarily due to reduced volumes purchased for sendout (resulting mainly from the warmer weather) and lower rates charged by our suppliers. Other operation and maintenance expenses increased $1.0 million, or 1.3%, due to increased distribution charges, higher wage rates, and other increases in the costs of doing business. These increases were partially offset by higher gains recognized on lump sum pension settlements. Depreciation and amortization expense increased 3.4% primarily due to additional property. Taxes, other than income taxes, decreased by 6.4% principally due to lower gross receipts taxes (mainly reflecting decreased revenues), partially offset by higher property taxes. The $4.6 million decrease in income taxes is mainly due to lower taxable income.

Miscellaneous income and income deductions for the nine months ended June 30, 1998 increased $.7 million above the same period last year primarily due to improved subsidiary results and minor variations in several areas. The 11.3% increase in interest expense is mainly due to higher interest on long-term debt resulting from the issuance of $25 million of 6-1/2% First Mortgage Bonds in October 1997 and increased short-term borrowings.

On February 27, 1998, the Company filed a request with the Missouri Public Service Commission for a general rate increase which would add $25.4 million to operating revenues on an annual basis. This increase is necessary to offset generally higher operating costs as well as the added costs of operating, maintaining, and financing the increased investment in new facilities the Company has installed since the filing of its last general rate increase in December 1995. The Commission suspended the Company's proposed general rate increase, pending formal hearings. Such hearings are currently scheduled to commence in October 1998. Under Missouri law, the Commission has up to eleven months before it must act on this 1998 request, but the Company is hopeful the Commission will allow new rates to be implemented prior to January, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1998, the Company renewed its primary lines of bank credit under which it may borrow up to $40 million prior to January 31, 1999, with renewal of any loans outstanding on that date permitted to June 30, 1999. This, along with a previously obtained $70 million supplemental line of credit which runs through August 30, 1998, provides a total line of credit of $110 million for the 1997-1998 heating season. During fiscal 1998 to date, the Company sold commercial paper aggregating to a maximum of $110.0 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $65.0 million at June 30, 1998.

The Company redeemed the $25 million of 9-5/8% Series First Mortgage Bonds due May 15, 2013, on May 15, 1998 (the date at which such bonds were first redeemable). The funds for this purpose were supplied by short-term borrowing agreements currently in place. The Company currently has $25 million of First Mortgage Bonds remaining unissued from a previously authorized shelf registration.

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

The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations. However, the Company has reported certain environmental liabilities in connection with two manufactured gas plants operated by the Company in the past which produced certain by-products and residuals. The Company has either already paid or reserved overall costs of $923,000 which are estimated to cover the performance of certain limited actions at these locations. At this time, the ultimate costs to be incurred remain unclear, as does the amount of any recovery which the Company may be able to obtain from other responsible parties and/or the Company's insurers. The Missouri Public Service Commission approved, effective September 1, 1996, the continued use of a cost deferral mechanism, originally approved as part of a 1994 rate case settlement, for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. Laclede has proposed to continue this deferral mechanism in its rate case which is currently pending before the Commission. In any event, the recovery of costs thus deferred may be challenged in the current or future rate proceedings. Refer to Note 6 of the Unaudited Notes to Consolidated Financial Statements on page 8 for additional information on the Company's environmental matters.

Construction expenditures for the nine months ended June 30, 1998 were $35.9 million compared with $31.5 million for the same period last year.

Many of the Company's computer systems and applications will not recognize the turn of the century and, thus, require programming modification or replacement. For more than two years, the Company, through the use of internal and external resources, has been involved in the process of modifying and replacing significant portions of its computer systems in order to make such systems operational in the year 2000 and beyond, as well as to provide additional benefits. The costs associated with the replacement of certain computer systems are being recorded as assets and will be amortized, while the costs of modifying the remaining systems to fix the year 2000 problem are being charged to expense. Currently, the Company estimates that the costs remaining to be incurred and ultimately charged to expense will not exceed $2 million. Actual costs, however, may differ materially from such estimate to the extent the Company encounters unforeseen issues and/or problems during its ongoing year 2000 assessment.

In March, the Company announced that it had reached an agreement with Williams Gas Pipelines Central of Tulsa, Oklahoma under which Williams will provide additional natural gas service to the Company's service area. Under the agreement, Williams will convert to natural gas service an existing 200-mile petroleum products line that stretches eastward from Kansas City to St. Louis. Williams presently owns and operates the nation's largest interstate natural gas pipeline system in terms of volumes transported and is connected to diverse and abundant natural gas reserves. The new pipeline will provide for the delivery of competitive, supplemental gas supplies that are needed by the Company to ensure continued reliable service to the fast-growing St. Charles, Missouri area. Williams is expected to begin firm transportation service to the Company through the new line in October 1998.

Capitalization at June 30, 1998 increased $39.8 million since September 30, 1997 and consisted of 59.5% common stock equity, .4% preferred stock equity and 40.1% long-term debt.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         On October 6, 1997, Energy Source, Inc. (Energy Source, Inc. and its affiliates are hereinafter referred to individually and collectively as "ESI") filed an amended petition (Amended Petition) in the district court of Harris County, Texas, in which ESI has named the Company as a party defendant to certain litigation previously initiated among ESI, Panhandle Eastern Pipe Line Company
         (PEPL) and PanEnergy Corporation (PanEnergy) (PEPL and PanEnergy are hereinafter referred to individually and collectively as "Panhandle"). ESI previously supplied natural gas to the Company under an agreement which gas expired. The Company selected a different supplier to furnish gas beyond the expiration date of such agreement. PEPL provided pipeline transportation services under both the arrangement with ESI and the Company's new arrangement with the Company's current supplier. In its Amended Petition, ESI asserts, among other things, that the Company:
         (a) allegedly conspired with Panhandle, in violation of the Texas Business and Commerce Code, in Panhandle's alleged attempt to monopolize certain gas transportation markets, through unlawful tying arrangements and other anti-competitive means; and (b) interfered with ESI's contractual arrangements with Panhandle by misrepresenting to ESI the status of the Company's then pending negotiations with ESI, and other potential suppliers. On July 29, 1998, ESI filed a Notice of Nonsuit indicating that it was dismissing, without prejudice, all of its claims against the Company in this litigation, effective immediately upon the filing of the Notice.

         For a discussion of environmental matters, see Note 6 of the Unaudited Notes to Consolidated Financial Statements in Part I, Financial Information.

         During the quarter ended June 30, 1998, there were no new legal proceedings required to be disclosed.

Item 5.  Other Information

         In certain proceedings, the MoPSC has examined the operation of purchased gas adjustment clauses under which gas distribution utilities, such as the Company, pass through to customers increases and decreases in the wholesale cost of natural gas. In January 1996, the MoPSC issued an order in which it rejected arguments that such clauses were unlawful and affirmed the legality of such a clause utilized by another utility. In December 1996, the Circuit Court of Cole County, Missouri upheld the MoPSC's order. The Circuit Court's decision was subsequently appealed by several parties to the Missouri Court of Appeals, Western District. On June 2, 1998, the Missouri Court of Appeals, Western District, issued its opinion wherein it also upheld the MoPSC's order. Certain parties continue to seek further review of the matter.
         The Company continues to participate in the appellate proceedings supporting the affirmation of the MoPSC's order.

         Effective September 1, 1998, the Company has appointed UMB Bank, National Association ("UMB") to serve as transfer agent, as well as in various other capacities with regard to shareholders' stock interests in the Company. UMB will succeed ChaseMellon Shareholder Services, L.L.C. ("CMSS") and its affiliate, The Chase Manhattan Bank, in these capacities. As a result of such appointment, the Company, effective September 1, 1998, is removing CMSS as Rights Agent under the Company's Rights Agreement dated as of April 3, 1996, and UMB will be the successor Rights Agent.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date: August 7, 1998                                G. T. McNeive, Jr.
                                                   -------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


10.01         Amendment (effective as of January 15, 1998) to
              Laclede Gas Company Trust Agreement (dated as of
              September 4, 1990) relating to the Laclede Gas
              Company Supplemental Retirement Plan.                 20

10.02         Amendment (effective as of January 15, 1998) to
              Laclede Gas Company Trust Agreement (dated as of
              December 7, 1989).                                    29

27            Financial Data Schedule UT                            38