Form 10-K405
period 1998-09-30
LACLEDE GAS CO
filed 1998-12-18
CIK 57183

                   SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.


                                FORM 10-K

                              ANNUAL REPORT



              For the Fiscal Year Ended September 30, 1998

                           LACLEDE GAS COMPANY

                  720 Olive Street, St. Louis, MO 63101

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1998
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
     The aggregate market value of the Common Stock of the Company, none of which is owned by an affiliate, at November 30, 1998 was $457,540,590.
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this
report.                       17,627,987

Incorporated by Reference:                           Form 10-K Part
     Proxy Statement dated December 18, 1998*              III
     Index to Exhibits is found on page 49.

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

NATURAL GAS SUPPLY

Laclede's gas supply strategy continues to have the twofold objective of:
1) ensuring that the gas supplies Laclede acquires are dependable and will be delivered when needed; and 2) insofar as is compatible with that dependability, purchasing gas that is economically priced.

Laclede obtains the majority of its gas from Gulf Coast and Mid-Continent producing areas and arranges to have it transported through several interstate pipelines into the pipeline systems of Mississippi River Transmission Corporation (MRT) for ultimate delivery to Laclede's service area.

Beginning with the current heating season, Laclede has available additional direct access to the Mid-Continent producing region. The recently completed conversion of an existing 200-mile petroleum products pipeline across Missouri enables Laclede to transport gas through the Williams Gas Pipeline system directly to the western portion of our service area. The expansion of Williams into Laclede's service area provides for the delivery of competitively priced supplemental gas supplies that are needed to provide continued reliable service to a fast-growing segment of Laclede's service area. It also will provide Laclede with access to the diverse reserves attached to the Williams system. Laclede has purchased the entire capacity of the converted pipeline, and natural gas began flowing in September 1998. Ultimately, Laclede anticipates the new pipeline will transport about 10 percent of Laclede's annual natural gas purchases. It will supplement the gas Laclede receives through Missouri Pipeline Company, which currently transports natural gas to the western portion of Laclede's service area from a connection with Panhandle Eastern Pipeline Company. Laclede will continue to receive the majority of its natural gas through the Mississippi River Transmission Corporation.

Laclede utilizes firm pipeline transportation capacity, which connects the pipelines "upstream" of the MRT system to the onshore and offshore gas-producing basins. During fiscal year 1998, Laclede continued to release firm transportation capacity to other gas users when Laclede did not need such capacity for itself and its own customers, a procedure that has been a source of profit enhancement.

During fiscal 1998, Laclede purchased natural gas from a diverse group of 37 suppliers to meet its current gas sales and storage injection requirements.

Natural gas purchased by Laclede for delivery to the Company's service area through the MRT system during the warm fiscal 1998 period totalled 78.0 billion cubic feet (Bcf). Another 10.0 Bcf of gas was delivered through Panhandle Eastern Pipeline Company and Missouri Pipeline Company (MPC) to Laclede take-points in St. Charles and Franklin Counties. Also, during fiscal 1998, certain commercial and industrial customers purchased their own gas and delivered 19.1 Bcf of gas for transportation through Laclede's distribution system.

The fiscal 1998 peak day sendout of 881,000 MMBtu of gas occurred on Wednesday, March 11, 1998, when the average temperature was 14 degrees Fahrenheit. This peak day sendout was met by using 486,000 MMBtu of gas purchased and transported using the MRT system, 284,000 MMBtu of gas withdrawn from Laclede's storage facilities, 50,000 MMBtu of gas delivered by Missouri Pipeline Company, and 61,000 MMBtu of gas not owned by the Company that was transported for Laclede customers. The Company sold and transported 1,121.3 million therms of gas this year, a decrease of 89.7 million therms from fiscal 1997.

UNDERGROUND NATURAL GAS STORAGE

The Company has a firm storage service agreement with MRT for approximately
23.1 billion cubic feet (Bcf) of allocated storage capacity on MRT's system located primarily in Unionville, Louisiana. MRT's tariffs provide for injections into the allocated storage capacity May 16 through November 15. The Company must withdraw all but 2.2 Bcf during the November 16 through May 15 period.

The Company supplements flowing pipeline gas with natural gas withdrawn from its underground storage field located in St. Louis and St. Charles Counties. The field is designed to provide 357,000 MMBtu of natural gas withdrawals on a peak day, and annual withdrawals of approximately 5,500,000 MMBtu of gas based on the inventory level which the Company plans to maintain.

PROPANE SUPPLY

Laclede Pipeline Company, a wholly owned subsidiary, owns and operates a propane pipeline which connects the parent company's 800,000-barrel (approximately 33 million gallons) propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. Liquid propane is transported through this pipeline for delivery to the parent company for storage, to be ultimately vaporized and used during those periods of operation when the natural gas supply has to be supplemented to meet the peak demands of the distribution system. The Company's contract with Phillips Petroleum Company provides for delivery of up to 35 million gallons of propane annually through March 31, 1999. Phillips has exercised its right to terminate the existing contract April 1, 1999. Laclede is working to negotiate a new arrangement for the period subsequent to March 31, 1999.

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

Capital expenditures for utility exploration and development activities prior to the May 1997 sale amounted to $25,000 in 1997, and $104,000 in 1996.

Laclede Energy Resources, Inc. (LER), a wholly owned, non-utility subsidiary, was the general partner in LIMA Resources Associates, L.P.
(LIMA), and held a 39.6% interest until the recent dissolution of the partnership. LIMA, a limited partnership, participated in exploration and development activities and the partnership was dissolved and cancelled effective October 13, 1998. LER's investment in the program changed only slightly during 1997 and 1996.


REGULATORY MATTERS

At the federal level, the Federal Energy Regulatory Commission (FERC) this year undertook several initiatives to consider changes in the regulation of interstate pipeline transportation service that could affect the Company's future costs and, ultimately, the rates its customers pay. The Company is monitoring these developments closely and will intervene when necessary to assure that any changes that may eventually be approved by the FERC are in the best interests of both the Company and its customers.

At the state level, there were several important developments this year affecting Laclede, some of which are still pending.

On October 15, 1998, the Missouri Public Service Commission approved an agreement reached by parties in a general rate case Laclede had filed in February 1998. The Company had sought rates that would increase revenues by $25.4 million annually. The approved settlement provides that rates charged to the vast majority of Laclede's customers, including all residential and commercial heating customers, will remain unchanged. However, the settlement also permits Laclede to record substantially lower expenses in two areas: 1) depreciation, by establishing lower depreciation rates; and 2) pension expense, by changing the regulatory accounting treatment for the recovery of Laclede's pension costs.

In addition, the Commission extended its previous authorization of certain cost-deferral mechanisms by which the Company may include in future rates certain expenses related to pensions and retirements and may apply for future rate recovery of certain other costs relating to its gas safety replacement program and its environmental costs relative to former manufactured gas plants. Further, the Commission authorized the Company to capitalize the costs incurred in connection with making its information systems ready for Year 2000 operations.

On another matter, Laclede sought and obtained re-authorization from the Commission to purchase a limited amount of financial instruments for the purpose of reducing Laclede's cost of gas in the event of any unusually large gas price increases during the 1998-1999 winter season. The cost of purchasing these instruments is being recovered from customers. In June 1998, Laclede proposed program modifications that are designed to give the Company greater flexibility to trade in and out of these instruments when warranted by market conditions, to give the Company a financial incentive to increase the gas cost savings to be realized by customers, and to reduce the overall cost of purchasing such instruments. The Staff of the Commission and the Office of the Public Counsel have opposed Laclede's proposal. Formal hearings on this issue were held in late July 1998, but the Commission has not yet issued a decision.

Fiscal 1998 also was the second year in which Laclede operated under its Gas Supply Incentive Plan, which has provided significant benefits for Laclede's customers and share owners. Under the Incentive Plan, which was approved by the MoPSC in the settlement of Laclede's Case No. GR-96-193 for a three-year period ending September 30, 1999, Laclede and its customers share in income from off system sales and in certain gains and losses, as measured against benchmark levels of gas costs, related to the acquisition of the Company's gas supply assets. During fiscal 1998, the Company achieved overall gas cost savings of about $31.0 million, resulting in savings to Laclede's customers of $24.6 million and contributing about $6.4 million in pre-tax income to the Company.

In September 1997, the Commission Staff recommended that Laclede refund $3.6 million to the Company's ratepayers in connection with the sale of gas Laclede made outside of Missouri during fiscal 1996, prior to the approval of the Gas Supply Incentive Plan described above. The Company filed testimony opposing the Staff's recommendation and formal hearings were held on this issue in October 1998. At this time the Commission has not yet issued a decision.

In certain proceedings, the MoPSC has examined the operation of purchased gas adjustment clauses under which gas distribution utilities, such as the Company, pass through to customers increases and decreases in the wholesale cost of natural gas. In January 1996, the MoPSC issued an order in which it rejected arguments that such clauses were unlawful and affirmed the legality of such a clause utilized by another utility. In December 1996, the Circuit Court of Cole County, Missouri upheld the MoPSC's order. The Circuit Court's decision was subsequently appealed by several parties. In June 1998, the Western District of the Missouri Court of Appeals issued an opinion upholding the legality of the purchased gas adjustment clause of the tariff of another gas distribution company in the state. Laclede has a similar clause in its tariff under which it passes through to customers certain increases and decreases in the wholesale cost of gas. Therefore, Laclede has been an active participant in efforts to assure the continuation of this clause. The parties challenging the tariff subsequently sought judicial review of this opinion before the Missouri Supreme Court, but such review was denied on October 20, 1998. At this point, the only avenue of appeal is to the United States Supreme Court. If such an appeal is not sought within 90 days of the denial by the Missouri Supreme Court, the Western District's decision upholding the legality of the purchased gas adjustment clause will be final.


OTHER PERTINENT MATTERS

The business of the Company is subject to a seasonal fluctuation with the peak period occurring in the winter season.

                                  *****

As of September 30, 1998, the Company had 2,064 employees, which includes 2 part-time employees.

                                  *****

The Company has a three-year labor agreement, which expires July 31, 2000, with Locals 5-6 and 5-194 of the Oil, Chemical and Atomic Workers International Union, two unions which represent approximately 70% of the Company's employees. The agreement provided for wage increases of 2.5% in all three years, along with lump-sum payment provisions and other benefit improvements.

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

Gas for househeating, certain other household uses, and commercial and industrial space heating is now being sold by Laclede at prices generally lower than are charged for competitive fuels and other energy forms. Coal is competitive as a fuel source for very large boiler plant loads, but environmental concerns have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels vary widely in price throughout the year, thus limiting the competitiveness of these fuels. In certain cases, district steam has been competitive with gas for downtown area heating users. In the past five years, Laclede has made a net conversion of 27 steam customers representing approximately 694,000 annual therms.

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

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency (EPA), Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). As previously reported by the Company, the Company has had lengthy discussions with the EPA and the Missouri Department of Natural Resources (MoDNR) as to what additional actions are required for the site. On October 17, 1997, the Company submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA) relative to the site. The EPA, the MoDNR and the Company agreed on several changes to the EE/CA. The EPA on September 25, 1998 issued its conditional approval of the revised EE/CA. The revised EE/CA will not be formally approved until after the public comment period has ended. Assuming the revised EE/CA is finally approved with no changes, the Company estimates that the overall costs will be approximately $1,135,000. As of September 30, 1998, $622,000 of such overall costs had been paid, and an additional $513,000 was reserved by the Company. Any additional actions with regard to the site will incur additional costs. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs.

In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri Voluntary Cleanup Program, for the purpose of characterizing the site. As required by MoDNR, the Company submitted its sampling plan on November 16, 1998 and has begun its implementation of the plan. The Company currently estimates that the cost of its investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to such site would together approximate $495,000. Currently, $113,000 has been paid and an additional $382,000 has been reserved on the Company's books. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.

The Company is presently unable to evaluate or quantify further the scope or costs of any environmental response activity with regard to the above two former manufactured gas plant sites.

In the Company's most recent rate case, the Missouri Public Service Commission approved the continued use of a cost deferral mechanism for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. This authorization will be null and void if the Company does not file to further adjust its rates by October 27, 2000; and, in any event, the recovery of costs thus deferred may be challenged in future rate proceedings.

                                  *****

The Company issued 70,447 shares of its common stock during fiscal year 1998 and 137,913 shares of its common stock during fiscal year 1996 under its Dividend Reinvestment and Stock Purchase Plan. The Company did not issue any of its common stock during fiscal year 1997. (Shares of common stock required by the Company's Dividend Reinvestment and Stock Purchase Plan were purchased on the open market in fiscal 1997.)

Customers and revenues contributed by each class of customers for the last three fiscal years are as follows:

    Utility Operating Revenues $(000)
                                        1998          1997          1996
                                        ----          ----          ----
    Residential                     $365,768      $395,250      $376,818
    Commercial & Industrial          132,504       152,222       145,466
    Interruptible                      2,254         2,098         2,035
    Transportation                    12,734        13,042        15,375
    Off System and Other Incentive    29,852        34,288        11,640
    Exploration & Development              -         1,273           856
    Provision for Refunds and Other    4,117         4,659         4,266
                                    --------      --------      --------
         Total                      $547,229      $602,832      $556,456
                                    ========      ========      ========

    Customers (End of Period)           1998          1997          1996
                                        ----          ----          ----

    Residential                      577,224       572,794       569,818
    Commercial & Industrial           38,519        37,985        37,735
    Interruptible                         15            16            16
    Transportation                       149           142           130
                                     -------       -------       -------
         Total                       615,907       610,937       607,699
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

Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary of Laclede Investment Corporation, continues its non-utility efforts to market natural gas, which began in fiscal 1996. LER has sold all of its interest in the oil and gas exploration and development projects in which LER had been engaged, either directly as a working interest owner, or indirectly as the general partner of the recently dissolved limited partnership, LIMA Resources Associates, L.P.

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

Laclede Development Company (Laclede Development), a wholly owned subsidiary, participates in real estate development, primarily through joint ventures. In 1992, Laclede Development filed a lawsuit alleging fraud, negligent misrepresentation, and other claims against the Resolution Trust Corporation (RTC) and certain former senior executives of Germania Bank, a federal savings institution, now in conservatorship (Germania). This suit arose in connection with Laclede Development's loss on an investment in a $5.8 million convertible debenture issued by Germania. That lawsuit has been settled with the RTC, and all but one of the individual defendants. As to the remaining individual defendant, Laclede Development dismissed its action without prejudice.

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


Item 2.  Properties

The principal utility properties of Laclede consist of approximately 7,817 miles of gas main, related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of the Company's utility plant is subject to the liens of its mortgage.

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

Item 3.  Legal Proceedings

Superior Oil Company and Union Pacific Railroad Company (the Plaintiffs) named Laclede as an additional defendant in a lawsuit previously filed by the Plaintiffs against Allied Signal, Inc. and Monsanto Company. In this lawsuit the Plaintiffs seek contribution from the defendants under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) for costs incurred, and to be incurred, by the Plaintiffs to remediate contamination at a St. Louis site currently owned and/or leased by the Plaintiffs (Superior Oil Site). The Plaintiffs contend that the three defendants should be held jointly and severally liable for past and future response costs, in Laclede's case, because: (a) coal tar wastes allegedly are and have been migrating onto the Superior Oil Site from an adjacent site, which is the former location of one of Laclede's gas manufacturing plants; and (b) Laclede allegedly previously arranged for the disposal of coal tar wastes at the Superior Oil Site through the operations of Barrett Manufacturing Company (the predecessor in interest of Allied Signal, Inc.). The other parties to the lawsuit have filed an Engineering Evaluation/Cost Analysis (EE/CA) with the EPA for the Superior Oil Site. The EE/CA contains no apparent evidence that Laclede contributed contaminants to the Superior Oil Site. Laclede has commenced formal discovery to determine what evidence, if any, exists to demonstrate that Laclede contributed any contaminants to the Superior Oil Site. The Superior Oil Site was also the subject of a separate CERCLA lawsuit filed by the EPA against the Plaintiffs and several other potentially responsible parties, which has been settled. Laclede was not a party to the EPA's lawsuit and has never been named by the EPA as a responsible party at the Superior Oil Site. Based upon the information currently available to Laclede, Laclede believes that if Laclede is found to have contributed any contamination at the Superior Oil Site, Laclede's share of the liability for response costs applicable to the Superior Oil Site would be relatively small. Accordingly, such liability should have no material adverse impact on Laclede's financial condition or results of operations. Laclede intends to defend vigorously the lawsuit in which it has been named a party.

For a discussion of all environmental matters, see Part I, Item 1, Business, Other Pertinent Matters.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

EXECUTIVE OFFICERS OF REGISTRANT
Name, Age, and Position with Company                     Appointed (1)

R. C. Jaudes, Age 64
  Chairman of the Board and Chief Executive Officer      December 1, 1997
  Chairman, President and Chief Executive Officer        January 27, 1994
  President and Chief Executive Officer                  August 1, 1991
  President and Chief Operating Officer                  October 1, 1990
  Executive Vice President -
    Operations and Marketing                             July 1, 1989

D. H. Yaeger, Age 49
  President and Chief Operating Officer                  December 1, 1997
  Executive Vice President - Operations and
    Marketing                                            September 1, 1995
  Senior Vice President - Operations, Gas
    Supply and Technical Services                        January 27, 1994
  Vice President - Operations, Gas Supply
    and Technical Services                               September 1, 1992
  Vice President - Planning                              December 1, 1990

G. T. McNeive, Jr., Age 56
  Senior Vice President - Finance and General
    Counsel                                              March 1, 1998
  Senior Vice President - Finance and Chief
    Financial Officer                                    September 1, 1995
  Vice President - Associate General
    Counsel                                              January 27, 1994
  Assistant Vice President - Associate
    General Counsel                                      September 1, 1992

K. J. Neises, Age 57
  Senior Vice President - Energy and
    Administrative Services                              March 1, 1998
  Senior Vice President - Gas Supply and
    Regulatory Affairs                                   September 1, 1995
  Senior Vice President - Federal Regulatory
    Affairs                                              January 27, 1994
  Vice President - Federal Regulatory Affairs            October 27, 1988

R. L. Russell, Age 61
  Senior Vice President - Operations and Marketing       August 1, 1998
  Vice President - Marketing                             February 1, 1997
  (Director of Marketing)                                September 1, 1995
  (General Sales Manager)                                October 1, 1994
  (Director of Market Development)                       October 1, 1993

M. E. McMillian, Age 52
  Vice President - Human Resources                       September 22, 1983

J. Moten, Jr., Age 57
  Vice President - Community Relations                   January 27, 1994
  (Director of Community Affairs/Conservation)           November 1, 1986

P. J. Palumbo, Age 53
  Vice President - Industrial Relations                  September 1, 1992

J. G. Smith, Age 61
  Vice President - Operations                            August 1, 1998
  Assistant Vice President - Operations                  February 1, 1997
  (Superintendent of Services and Facilities Management) April 1, 1988

J. A. Fallert, Age 43
  Controller                                             February 1, 1998
  (Manager, Financial Services)                          February 1, 1992

R. L. Krutzman, Age 52
  Treasurer and Assistant Secretary                      February 1, 1996
  (Manager, Tax and Payroll)                             February 1, 1992

M. C. Kullman, Age 38
  Secretary and Associate Counsel                        February 1, 1998
  (Associate Counsel)                                    August 20, 1990


( ) Indicates a non-officer position.
(1) Officers of Laclede Gas Company are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".


                                 Part II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At September 30, 1998, there were 9,715 holders of record of the Company's common stock.

Common Stock Market and Dividend Information

                          Price Range          Dividends
Fiscal 1998             High       Low         Declared
--------------------------------------------------------
1st Quarter             28- 5/8    23- 5/8       $.33
2nd Quarter             27-15/16   23-13/16      $.33
3rd Quarter             25- 7/16   22-15/16      $.33
4th Quarter             25         22- 3/8       $.33

                          Price Range          Dividends
Fiscal 1997             High       Low         Declared
--------------------------------------------------------
1st Quarter             24-7/8     22-1/4        $.325
2nd Quarter             24-5/8     20-7/8        $.325
3rd Quarter             23-1/8     20-1/4        $.325
4th Quarter             24-5/8     21-5/8        $.325

Item 6. Selected Financial Data
                                      Fiscal Years Ended September 30
(Thousands Except Per Share     1998      1997      1996      1995      1994
      Amounts)                  ----      ----      ----      ----    ----
Summary of Operations
Utility Operating Revenues  $547,229  $602,832  $556,456  $431,917  $523,866
                            ------------------------------------------------
Utility Operating Expenses:
 Natural and propane gas     311,759   353,810   316,476   221,423   308,515
 Other operation expenses     86,129    90,712    84,844    80,573    84,906
 Maintenance                  18,665    18,205    18,127    17,508    18,351
 Depreciation & amortization  25,304    25,884    25,009    23,676    19,332
 Taxes, other than
  income taxes                43,773    46,534    44,987    40,529    42,627
 Income taxes                 14,933    17,962    18,603     9,878    12,517
                            ------------------------------------------------
   Total utility operating
     expenses                500,563   553,107   508,046   393,587   486,248
                            ------------------------------------------------
Utility Operating Income      46,666    49,725    48,410    38,330    37,618
Allowance for Funds Used
 During Construction             609       367        17       247       203
Miscellaneous Income and
 Income Deductions - Net       1,887     1,462     2,344       851       790
                            ------------------------------------------------
Income Before Interest
 Charges                      49,162    51,554    50,771    39,428    38,611
                            ------------------------------------------------
Interest Charges:
 Interest on long-term debt   14,797    14,169    13,939    12,544    12,626
 Other interest charges        6,473     4,919     4,008     5,983     3,768
                            ------------------------------------------------
Total interest charges        21,270    19,088    17,947    18,527    16,394
                            ------------------------------------------------
Net Income                    27,892    32,466    32,824    20,901    22,217
Dividends on Preferred Stk        97        97        97        97        97
                            ------------------------------------------------
Earnings Applicable to
 Common Stock               $ 27,795  $ 32,369  $ 32,727  $ 20,804  $ 22,120
                            ================================================
Earnings Per Share of
 Common Stock                  $1.58     $1.84     $1.87     $1.27     $1.42
                            ================================================

Item 6.  Selected Financial Data
                                     Fiscal Years Ended September 30
(Thousands Except Per Share     1998      1997      1996      1995     1994
   Amounts)                     ----      ----      ----      ----     ----
Dividends Declared-
 Common Stock               $ 23,229  $ 22,825  $ 22,079  $ 20,538 $ 19,054
Dividends Declared Per
 Share of Common Stock         $1.32     $1.30     $1.26     $1.24    $1.22

Utility Plant
 Gross Plant-End of Period  $833,685  $792,661  $780,001  $745,629 $709,563
 Net Plant-End of Period     490,585   467,573   452,165   434,336  411,677
 Construction Expenditures    47,254    42,842    41,205    45,804   39,193
 Property Retirements          6,205     6,241     6,486     9,199    6,757
 Total Assets                771,147   720,710   689,395   636,694  608,295

Capitalization -
 End of Period
 Common Stock and Paid-In
  Capital                   $ 82,460  $ 80,628  $ 80,628  $ 77,686 $ 45,638
 Retained Earnings           198,342   193,776   184,232   173,584  173,318
 Treasury Stock              (24,017)  (24,017)  (24,017)  (24,017) (24,017)
                            -----------------------------------------------
    Common stock equity      256,785   250,387   240,843   227,253  194,939
 Redeemable Preferred Stock    1,960     1,960     1,960     1,960    1,960
 Long-Term Debt              179,238   154,413   179,346   154,279  154,211
                            -----------------------------------------------
      Total capitalization  $437,983  $406,760  $422,149  $383,492 $351,110
                            ===============================================

Shares of Common Stock
 Outstanding-End of Period    17,628    17,558    17,558    17,420   15,670
 Book Value Per Share         $14.57    $14.26    $13.72    $13.05   $12.44



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
     Earnings applicable to common stock for the fiscal year ended September 30, 1998 were $27.8 million, compared with $32.4 million for 1997 and $32.7 million for 1996. Earnings per share of common stock based on average shares outstanding were $1.58 in 1998, compared with $1.84 in 1997 and $1.87 in 1996. The $.26 per share decrease in fiscal 1998 (from fiscal 1997) was primarily due to reduced system sales volumes resulting from weather that was 11% warmer than last year and the attendant lower consumption by customers. These decreases were partially offset by expense reductions attributable to regulatory accounting changes instituted July 1, 1998 as part of the Company's recently settled rate case and efforts during the year to control costs. The settlement of the Company's rate case, as approved by the Missouri Public Service Commission (MoPSC), authorized, among other things, lower depreciation rates and changes in the regulatory accounting treatment for pension costs. This settlement is discussed further below in the final paragraph of the "Results of Operations" discussion.
     Laclede's customers and shareowners continued to share the benefits derived from the Gas Supply Incentive Plan during fiscal 1998, the second year of the Plan's three-year effective period. Under the Incentive Plan, Laclede and its customers share the income from off-system sales and certain gains and losses related to the acquisition of the Company's gas supply assets. As part of this Plan, Laclede sells available gas supply and pipeline capacity in markets outside of its normal service territory. Laclede achieved overall gas cost savings of $31.0 million in fiscal 1998, resulting in savings to Laclede's customers of $24.6 million and in pre-tax income to the Company of $6.4 million, which is $1.0 million below the pre-tax income recognized under the Plan in fiscal 1997. The Incentive Plan's results may not be representative of fiscal 1999 results due to the volatile and seasonal nature of such efforts.
     The $.03 per share decrease in earnings per share of common stock in fiscal 1997 (from fiscal 1996) was primarily due to higher costs of doing business and reduced consumption by the Company's heating customers in response to sharply higher gas prices which were in effect for the first part of the winter during fiscal 1997. These reductions to 1997 earnings were largely offset by the benefits of the Company's general rate increase effective September 1, 1996 and income from the Gas Supply Incentive Plan (which became effective October 1, 1996 for a three-year period ending September 30, 1999). During fiscal 1997, the Company achieved overall gas cost savings of about $35.0 million, resulting in savings to Laclede's customers of $27.6 million and contributing about $7.4 million in pre-tax income to the Company.
     Utility operating revenues for fiscal year 1998 decreased $55.6 million, or 9.2%, below fiscal 1997, and in 1997 increased $46.4 million, or 8.3%, above fiscal 1996. The 1998 decrease in utility operating revenues was primarily due to lower system sales (arising from the warmer weather coupled with reduced consumption by customers) and other variations netting to $48.9 million. Utility operating revenues also declined due to lower wholesale gas costs of $6.7 million (which are passed on to customers in accordance with the Purchased Gas Adjustment Clause). The 1997 increase in utility operating revenues was principally due to higher wholesale gas costs of $38.7 million, increased off-system and other Incentive Plan revenues of $22.6 million, and the benefit of the general rate increase effective September 1, 1996 of $9.2 million. These increases in utility operating revenues were partially offset by lower system sales (primarily due to reduced consumption by heating customers) and other variations netting to $24.1 million. Total therms sold and transported in 1998 were 1,121.3 million compared with 1,211.0 million in 1997 and 1,177.1 million in 1996.

     Utility operating expenses in fiscal 1998 decreased $52.5 million, or 9.5%, from fiscal 1997, and in 1997 increased $45.1 million, or 8.9%, above fiscal 1996. Natural and propane gas expense decreased $42.1 million in fiscal 1998 from fiscal 1997 primarily due to reduced volumes purchased for sendout and lower rates charged by our suppliers. In 1997, natural and propane gas expense increased $37.3 million from 1996 reflecting increased rates charged by our suppliers and higher expense related to off-system sales and the aforementioned Incentive Plan. These increases were partially offset by reduced volumes purchased for sendout. Other operation and maintenance expenses in 1998 decreased $4.1 million, or 3.8%, from 1997 principally due to a lower provision for uncollectible accounts, higher gains applicable to lump-sum pension settlements, and lower net pension costs resulting from the regulatory accounting treatment authorized by the MoPSC in Case No. GR-98-374 instituted July 1, 1998. These factors more than offset increases in wage rates and other costs. Other operation and maintenance expenses in 1997 increased $5.9 million, or 5.8%, from 1996 principally due to higher wage rates, lower gains applicable to lump-sum pension settlements, a higher provision for uncollectible accounts, and other increases in the costs of doing business. These increases in 1997 were partially offset by lower net pension costs. Depreciation and amortization expense in 1998 decreased 2.2% from 1997 as a result of lower depreciation rates as authorized in Case No. GR-98-374 and instituted July 1, 1998. The effect of lower depreciation rates was partially offset by additional depreciable property. In 1997, depreciation and amortization expense increased 3.5% from 1996 primarily due to additional depreciable property, partially offset by lower charges resulting from the sale of oil and gas properties in May 1997, which is discussed further in the following paragraph. Taxes, other than income taxes, decreased 5.9% in 1998 compared with 1997 principally attributable to lower gross receipts taxes (mainly reflecting decreased revenues), the effect of which was partially offset by higher property taxes. In 1997, taxes, other than income taxes, increased 3.4% compared with 1996 primarily due to higher gross receipts taxes (mainly reflecting increased revenues) and higher property taxes. The variations in income tax expenses for all periods reported are mainly due to changes in income.
     Miscellaneous income and income deductions (net of applicable income tax expense) in 1998 increased by $.7 million from 1997 mainly due to improved subsidiary results. In 1997, miscellaneous income and income deductions decreased by $.5 million from 1996 primarily due to reduced subsidiary income (mainly lower non-utility gas marketing income recognized by the Company's wholly owned subsidiary, Laclede Energy Resources, Inc.). This decrease was partially offset by a modest gain resulting from the sale of certain oil and gas properties in 1997 for $3.3 million.
     Interest expense increased 11.4% in fiscal year 1998 over 1997 principally due to increased short-term interest expense because of higher average borrowings and increased interest charges on long-term debt reflecting the full-year effect of the issuance of $25.0 million of 6-1/2% First Mortgage Bonds in October 1997. These increases were partially offset by the redemption in May 1998 of a 9-5/8% First Mortgage Bond issue. In 1997, interest expense increased 6.4% over 1996 primarily due to increased short-term interest expense attributable to higher average borrowings and increased interest charges on long-term debt reflecting the full-year effect of the issuance in November 1995 of $25.0 million of 6-1/2% First Mortgage Bonds.
     On February 27, 1998, the Company filed a request with the MoPSC for a general rate increase of $25.4 million per year. This filing culminated in a settlement approved by the MoPSC on October 15, 1998. As approved, the settlement provided that rates charged to the vast majority of the Company's customers, including all residential customers, remained unchanged. Also, the settlement allowed the Company to record, beginning July 1, 1998, substantially reduced expense levels resulting from the authorization of lower depreciation rates and changes in the regulatory accounting treatment for the recovery of pension costs. The MoPSC authorized the continued use of certain cost deferral mechanisms under which the Company may apply for future rate recovery of certain costs. In addition, the MoPSC approved a similar cost deferral mechanism by which the Company may apply for future rate recovery of certain costs incurred after July 1, 1998 related to the Company's Year 2000 readiness program. The Company feels this settlement, although unique, was in the best interests of its shareowners and customers. Settlement of the Company's 1996 general rate case provided an annual increase in revenues of $9.5 million effective September 1, 1996, and provided for the Gas Supply Incentive Plan to be effective October 1, 1996 for a three-year period ending September 30, 1999.

Accounting Changes
     The American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective in fiscal 2000. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", No. 131, "Disclosures about Segments of an Enterprise and Related Information", No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of SFAS Nos. 130, 131 and 132 is required in fiscal 1999; adoption of SFAS No. 133 is required in fiscal 2000. Based on current circumstances, the Company does not expect the adoption of SOP 98-1 or SFAS Nos. 130, 131, 132, and 133 to have a material effect on the Company's financial position or results of operations.

Inflation
     The accompanying Financial Statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital intensive nature of the Company's business, the most significant impact of inflation is on the Company's depreciation of utility plant. Rate regulation to which the Company is subject allows recovery through its rates of only the historical cost of utility plant as depreciation. While no plans exist to undertake replacements of plant in service other than normal replacements and those under existing replacement programs, the Company believes that any higher costs experienced upon replacement of existing facilities would be recovered through the normal regulatory process.

Liquidity and Capital Resources
     Cash flow from operations, net of dividend payments, has generally provided the principal liquidity to meet operating requirements and to fund the majority of the Company's construction program. Any remaining funding requirements for construction or other needs has been provided by long-term and short-term financing. The issuance of long-term financing is dependent on management's evaluation of need, financial market conditions, and other factors. Short-term financing is used to meet seasonal cash requirements and/or to defer long-term financing until market conditions are favorable.
     Short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1998, the Company renewed its primary lines of bank credit under which it may borrow up to an aggregate of $40.0 million prior to January 31, 1999, with renewal of any loans outstanding on that date permitted up to June 30, 1999. This, along with the Company's previously obtained $70.0 million supplemental line of credit which ran through August 30, 1998, provided a total line of credit of $110.0 million for the 1997-1998 heating season. Short-term requirements peaked at $110.0 million in January 1998, a level that was met through sales of commercial paper supported by lines of credit with banks. Under current bank loan agreements, Laclede may borrow up to $140.0 million, which includes the Company's primary lines of credit of $40.0 million and a $100.0 million supplemental line of credit extending through August 30, 1999. The Company plans to increase its supplemental credit lines to provide total lines of credit of $160.0 million during its peak winter months. Short-term borrowings outstanding at September 30, 1998 were $98.5 million.
     On October 21, 1997, the Company issued $25.0 million of First Mortgage Bonds, at an overall cost to the Company of 6.675%. The bonds were dated October 15, 1997 and mature October 15, 2012. The proceeds were used for the payment of outstanding short-term borrowings. The bonds were rated Aa3 by Moody's, AA- by Standard & Poor's and A+ by Fitch. These ratings also apply to the Company's other outstanding bonds. On May 15, 1998, the Company redeemed, at its first opportunity, $25.0 million of 9-5/8% First Mortgage Bonds due May 15, 2013. The funds for this redemption were supplied by short-term borrowing agreements. The Company currently has $25.0 million principal amount of bonds remaining unissued under a previously granted authorization from the MoPSC which expires April 21, 1999.
     Construction expenditures for utility purposes were $47.3 million in fiscal 1998 compared with $42.8 million in fiscal 1997 and $41.2 million in fiscal 1996. The Company expects fiscal 1999 utility construction expenditures to approximate $44.0 million.
     Capitalization at September 30, 1998, consisted of 58.6% common stock equity, .5% preferred stock and 40.9% long-term debt.
     The Company's ratio of earnings before taxes to interest charges was
2.9 for 1998, 3.6 for 1997 and 3.8 for 1996.
     It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

Environmental Matters
     The Company is subject to various environmental laws and regulations, which thus far have not had a material effect on the Company's financial position and results of operations. The Company has, however, reported certain environmental liabilities in connection with two manufactured gas plants previously operated by the Company which produced certain by-products and residuals. The Company has either already paid or reserved overall costs of $1,636,000 which are estimated to cover the performance of certain limited actions at these locations. At this time, the ultimate costs to be incurred remain unclear, as does the amount of any recovery which the Company may be able to obtain from other responsible parties and/or the Company's insurers. In the Company's most recent rate case, the MoPSC approved the continued use of a cost deferral mechanism for the appropriate rate recovery of various environmental costs. This authorization will be null and void if the Company does not file to further adjust its rates by October 27, 2000. In any event, the recovery of costs thus deferred may be challenged in future rate proceedings. For additional information on the Company's environmental matters, see Note 10 of Notes to Consolidated Financial Statements, on page 40.

Year 2000 Issue
     The Company has undertaken a comprehensive Year 2000 upgrade, conversion and replacement program, pursuant to which the Company is upgrading and replacing its mainframe computer hardware and attendant operating system software along with its key mainframe systems and applications, such as the customer records and billing system and the accounting system. The conversion and upgrade of a majority of the Company's systems and applications have been completed, and the Company is currently in the process of testing these systems and applications.
     Additionally, the Company has undertaken a company-wide program to inventory, evaluate, remediate and test all of the other equipment, products, services and supplies used within the Company. An inventory of all such equipment, products, services and supplies was completed in August, 1998, and an evaluation of the criticality of each item in the inventory was completed during September, 1998. The Company's Year 2000 readiness plan provides that each piece of equipment and product in the inventory, critical and noncritical, will be tested and, to the extent problems are discovered, the problems will be remediated and the piece of equipment or product retested, or the piece of equipment or product will be replaced.
     The Company has engaged in conversations with, and received correspondence from, many of the vendors of both critical and noncritical equipment, products, services and supplies used within the company regarding the Year 2000 capability of such equipment, products, services and supplies. Notwithstanding the written assurances that the Company has received from many of these vendors, the Company is making such further inquiries as deemed necessary on a case-by-case basis to verify independently the ability of the vendors to continue to supply services and supplies to the Company on and after January 1, 2000, and the Year 2000 readiness of such vendors' equipment and products. The Company has also received written assurances from natural gas suppliers and pipelines that they will be able to supply natural gas to Laclede after 1999 without interruption. Here as well, the Company will, on a case-by-case basis, be making further inquiries and conducting such additional investigations as are deemed necessary to verify such written assurances. As of this date, the Company has not verified the contents of the written assurances received from the above-described vendors and/or natural gas suppliers and pipelines.
     To date, the Company has incurred total costs of approximately $10.1 million related to replacements and modifications of various computer systems, most of which was incurred during fiscal 1998. Of this amount, $8.6 million has been capitalized and $1.5 million has been charged to expense. The Company currently estimates that costs remaining to be incurred during fiscal 1999 will amount to approximately $5.0 million. As indicated, in the Company's recently settled rate case, No. GR-98-374, the MoPSC authorized the Company to capitalize the costs incurred in connection with making its information systems ready for year 2000 operations. In addition, the MoPSC also authorized the Company to defer any interim property tax, depreciation or carrying cost expenses that may be incurred by the Company in connection with these capitalized items prior to the conclusion of its next rate case. The Company may apply for recovery of these interim expenses in any rate case filed prior to October 28, 2000.

Other Matters
        As part of its annual review of the Company's gas costs, the Staff of the MoPSC has recommended an adjustment which, if approved by the MoPSC and upheld by the courts, would require the Company to refund to its customers approximately $3.6 million of gains realized by the Company from various sales made outside of Missouri between November 1995 and March 1996 (prior to the approval of the Incentive Plan). A hearing was held before the MoPSC on this matter on October 6, 1998. The Company vigorously opposed the Staff's recommended adjustment before the MoPSC on the grounds that such adjustment violates Missouri law, is impermissible under the Company's MoPSC-approved tariffs, and is otherwise unlawful and unreasonable. The Company believes that the outcome of this matter is unlikely to have a material adverse impact on the Company.
     During 1998, the Company finalized arrangements with Williams Gas Pipeline of Tulsa, Oklahoma under which Williams provides additional natural gas service to the Company's service area. Under the agreement, Williams converted to natural gas service an existing 200-mile petroleum products line that extends eastward from Kansas City to St. Louis. The new pipeline provides for the delivery of competitive, supplemental gas supplies that are needed by the Company to ensure continued reliable service to the fast-growing St. Charles, Missouri area. Williams began transportation service to the Company through the new line in September 1998.

Forward-Looking Statements
     Certain statements in this report are forward-looking statements based on management's beliefs using current assumptions. These forward-looking statements may be identified by the use of such terms as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. In addition to any assumptions and other factors specifically referenced with such forward-looking statements, factors that may cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, but are not limited to, weather conditions, changes in transportation and gas supply costs or availability, the effects of competition and industry restructuring, economic factors such as changes in the conditions of capital markets and inflation, effects of employee work force issues, regulatory and statutory changes, changes in accounting standards, and the effectiveness of Year 2000 remediation efforts by third parties.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

We have audited the consolidated balance sheets and statements of consolidated capitalization of Laclede Gas Company and its subsidiary companies as of September 30, 1998 and 1997, and the related statements of consolidated income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Gas Company and its subsidiary companies as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


November 19, 1998

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

Gerald T. McNeive, Jr.
Senior Vice President
Finance and General Counsel

Item 8.  Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                         1998       1997       1996
---------------------------------------------------------------------------
Utility Operating Revenues                   $547,229   $602,832   $556,456
                                             ------------------------------
Utility Operating Expenses
 Natural and propane gas                      311,759    353,810    316,476
 Other operation expenses                      86,129     90,712     84,844
 Maintenance                                   18,665     18,205     18,127
 Depreciation and amortization                 25,304     25,884     25,009
 Taxes, other than income taxes                43,773     46,534     44,987
 Income taxes (Note 8)                         14,933     17,962     18,603
                                             ------------------------------
        Total utility operating expenses      500,563    553,107    508,046
                                             ------------------------------
Utility Operating Income                       46,666     49,725     48,410
Miscellaneous Income and Income Deductions-
 Net (less applicable income taxes)             2,496      1,829      2,361
                                             ------------------------------
Income Before Interest Charges                 49,162     51,554     50,771
                                             ------------------------------
Interest Charges:
 Interest on long-term debt                    14,797     14,169     13,939
 Other interest charges                         6,473      4,919      4,008
                                             ------------------------------
                    Total interest charges     21,270     19,088     17,947
                                             ------------------------------
Net Income                                     27,892     32,466     32,824
Dividends on Preferred Stock                       97         97         97
                                             ------------------------------
Earnings Applicable to Common Stock          $ 27,795   $ 32,369   $ 32,727
                                             ==============================
Average Shares of Common Stock Outstanding     17,598     17,558     17,523
                                             ==============================
Earnings Per Share of Common Stock
 (after preferred dividends)                    $1.58      $1.84      $1.87
                                             ==============================

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                          1998       1997      1996
---------------------------------------------------------------------------
Balance at Beginning of Year                  $193,776   $184,232  $173,584
Add - Net income, per statements                27,892     32,466    32,824
                                               -----------------------------
                                Total          221,668    216,698   206,408
                                              -----------------------------
Deduct - Cash Dividends Declared:
 Preferred stock at required annual rates           97         97        97
 Common stock, $1.32 per share in 1998,
   $1.30 per share in 1997 and $1.26 per
   share in 1996                                23,229     22,825    22,079
                                              -----------------------------
                                Total           23,326     22,922    22,176
                                              -----------------------------
Balance at End of Year                        $198,342   $193,776  $184,232
                                              =============================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1998        1997
--------------------------------------------------------------------------
Assets
  Utility Plant                                       $833,685    $792,661
    Less - Accumulated depreciation & amortization     343,100     325,088
                                                      --------------------
                                  Net utility plant    490,585     467,573
                                                      --------------------
  Other Property and Investments, at Cost or Less
   (net of accumulated depreciation and amortization,
    1998, $9,567; 1997, $9,493)                         33,834      29,724
                                                      --------------------
  Current Assets:
   Cash and cash equivalents                             3,718       4,508
   Accounts receivable:
     Gas customers - Billed and unbilled                42,023      46,098
     Other                                               9,682       9,885
     Less - Allowances for doubtful accounts            (5,650)     (8,051)
   Inventories:
     Materials, supplies and merchandise at
       average cost                                      5,591       5,216
     Natural gas stored underground for current use
       at LIFO cost                                     54,973      56,867
     Propane gas for current use at FIFO cost           12,840      12,917
     Prepayments and other                               2,927       1,986
     Deferred income taxes (Note 8)                      9,933       9,881
                                                      --------------------
                               Total current assets    136,037     139,307
                                                      --------------------
  Deferred Charges                                     110,691      84,106
                                                      --------------------
                                       Total Assets   $771,147    $720,710
                                                      ====================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1998        1997
--------------------------------------------------------------------------
Capitalization and Liabilities
  Capitalization, per statements:
   Common stock equity                                $256,785    $250,387
   Redeemable preferred stock                            1,960       1,960
   Long-term debt                                      179,238     154,413
                                                      --------------------
                               Total capitalization    437,983     406,760
                                                      --------------------
  Current Liabilities:
   Notes payable (Note 9)                               98,500      74,000
   Accounts payable                                     20,692      29,628
   Refunds due customers                                 7,589         731
   Advance customer billings                             8,936      12,700
   Current portion of long-term debt                         -      25,000
   Wages payable                                         4,123       3,823
   Dividends payable                                     6,002       5,804
   Customer deposits                                     3,123       3,189
   Interest accrued                                      7,501       7,582
   Taxes accrued                                         8,690       6,848
   Unamortized purchased gas adjustments                15,815      13,022
   Other current liabilities                             2,680       2,111
                                                      --------------------
                          Total current liabilities    183,651     184,438
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes (Note 8)                      102,856      85,013
   Unamortized investment tax credits                    6,933       7,280
   Other                                                39,724      37,219
                                                      --------------------
       Total deferred credits and other liabilities    149,513     129,512
                                                      --------------------
Commitments and Contingencies (Note 10)

               Total Capitalization and Liabilities   $771,147    $720,710
                                                      ====================

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CAPITALIZATION
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1998        1997
--------------------------------------------------------------------------
Common Stock Equity (Note 4):
  Common stock, par value $1 per share:
    Authorized - 1998 and 1997, 50,000,000 shares
    Issued - 1998, 19,493,625 shares;
             1997, 19,423,178 shares                  $ 19,494    $ 19,423
  Paid-in capital                                       62,966      61,205
  Retained earnings, per statements                    198,342     193,776
  Treasury stock, at cost - 1998 and 1997,
    1,865,638 shares                                   (24,017)    (24,017)
                                                      --------------------
                          Total common stock equity    256,785     250,387
                                                      --------------------

Redeemable Preferred Stock,
  par value $25 per share (1,480,000 shares
  authorized) issued and outstanding (Note 5):
    5% Series B - 1998 and 1997, 71,890 shares           1,797       1,797
    4.56% Series C - 1998 and 1997, 6,510 shares           163         163
                                                      --------------------
                   Total redeemable preferred stock      1,960       1,960
                                                      --------------------
Long-Term Debt (Note 6):
  First mortgage bonds:
    6-1/4% Series, due May 1, 2003                      25,000      25,000
    8-1/2% Series, due November 15, 2004                25,000      25,000
    8-5/8% Series, due May 15, 2006                     40,000      40,000
    7-1/2% Series, due November 1, 2007                 40,000      40,000
    6-1/2% Series, due November 15, 2010                25,000      25,000
    6-1/2% Series, due October 15, 2012                 25,000           -
                                                      --------------------
                                              Total    180,000     155,000
  Unamortized discount, net of premium,
    on long-term debt                                     (762)       (587)
                                                      --------------------
                               Total long-term debt    179,238     154,413
                                                      --------------------
                                              Total   $437,983    $406,760
                                                      ====================

Long-term debt amounts are exclusive of current obligations.

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of Dollars)
--------------------------------------------------------------------------
Years Ended September 30                       1998        1997       1996
--------------------------------------------------------------------------
Operating Activities:
 Net Income                                 $27,892     $32,466    $32,824
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization              25,403      25,923     25,037
  Deferred income taxes and investment
   tax credits                                8,891       8,681    (10,598)
  Other - net                                  (675)       (635)       498
  Changes in assets and liabilities:
   Accounts receivable - net                  1,877      (2,354)   (11,180)
   Unamortized purchased gas adjustments      2,793     (13,722)    36,520
   Deferred purchased gas costs              (3,863)        394       (712)
   Accounts payable                          (8,936)      8,991       (432)
   Refunds due customers                      6,858        (517)    (2,862)
   Taxes accrued                              1,842      (3,364)     1,782
   Natural gas stored underground             1,894       1,902    (17,140)
   Other assets and liabilities             (15,087)     (3,635)   (12,470)
                                            ------------------------------
Net cash provided by operating activities    48,889      54,130     41,267
                                            ------------------------------
Investing Activities:
 Construction expenditures                  (47,254)    (42,842)   (41,205)
 Employee benefit trusts                     (2,560)     (3,094)    (2,052)
 Investments - non-utility                   (2,569)     (2,228)       362
 Other                                         (413)      2,529     (1,363)
                                            ------------------------------
    Net cash used in investing activities   (52,796)    (45,635)   (44,258)
                                            ------------------------------
Financing Activities:
 Issuance of first mortgage bonds            25,000           -     25,000
 Issuance of short-term debt - net           24,500      14,400        100
 Issuance of common stock                     1,832           -      2,970
 Dividends paid                             (23,215)    (22,747)   (22,046)
 Redemption of first mortgage bonds         (25,000)          -          -
 Other                                            -           -       (228)
                                            ------------------------------
           Net cash provided by (used in)
              financing activities            3,117      (8,347)     5,796
                                            ------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                              (790)        148      2,805
Cash and Cash Equivalents at
 Beginning of Year                            4,508       4,360      1,555
                                            ------------------------------
Cash and Cash Equivalents at End of Year    $ 3,718     $ 4,508    $ 4,360
                                            ==============================
Supplemental Disclosure of Cash Paid
 During the Year for:
  Interest                                  $20,005     $18,087    $16,541
  Income taxes                                4,110      13,966     27,478

See the accompanying notes to financial statements.

SCHEDULE OF INCOME TAXES (Note 8)
(Thousands of Dollars)
-------------------------------------------------------------------------
Years Ended September 30                       1998       1997       1996
-------------------------------------------------------------------------
Included in Statements of
 Consolidated Income as:
  Utility Operating Expenses:
    Federal
      Current                               $ 5,200    $ 7,944    $24,683
      Deferred                                7,679      7,595     (8,564)
      Investment tax credit
         adjustments - net                     (347)      (388)      (348)
    State and local
      Current                                   955      1,323      4,116
      Deferred                                1,446      1,488     (1,284)
                                            -----------------------------
                                             14,933     17,962     18,603
                                            -----------------------------

  Miscellaneous Income and Income Deductions:
    Federal
      Current                                   314        338        180
      Deferred                                   98        (12)      (347)
      Investment tax credit
         adjustments - net                        -         (1)        (1)
    State and local
      Current                                    81         68         17
      Deferred                                   15         (1)       (54)
                                            -----------------------------
                                                508        392       (205)
                                            -----------------------------
                                Total       $15,441    $18,354    $18,398
                                            =============================


See the accompanying notes to financial statements.


SCHEDULE OF INTERIM FINANCIAL INFORMATION
(Unaudited) (Note 11)
(Thousands of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------
Three Months Ended                  Dec. 31   March 31   June 30  Sept. 30
--------------------------------------------------------------------------
1998
Utility Operating Revenues         $199,667   $213,826   $77,193   $56,543
Utility Operating Income             18,261     23,275     3,525     1,605
Net Income (Loss)                    13,633     18,370      (906)   (3,205)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)          $ .78      $1.04     $(.05)    $(.18)


--------------------------------------------------------------------------
Three Months Ended                  Dec. 31   March 31   June 30  Sept. 30
--------------------------------------------------------------------------
1997
Utility Operating Revenues         $193,865   $264,031   $84,191   $60,745
Utility Operating Income (Loss)      20,543     26,182     4,725    (1,725)
Net Income (Loss)                    16,106     21,506       812    (5,958)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)          $ .92      $1.22     $ .04     $(.34)



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

      Utility Plant, Depreciation and Amortization - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and such costs, plus removal costs, less salvage are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to operating expenses.
      Utility plant, excluding exploration and development, is depreciated on the straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation in 1998, 1997 and 1996 averaged approximately 3.1%, 3.4% and 3.3%, respectively, of the original cost of depreciable property. In the Company's recently settled rate case, the MoPSC approved a settlement agreement which authorized a decrease in depreciation rates for the Company which was instituted July 1, 1998.

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

      The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:
(Thousands of Dollars)                      1998          1997
--------------------------------------------------------------
Regulatory Assets:
Future income taxes due from customers   $33,810       $25,450
Pension costs                              4,931         4,244
Unamortized loss on reacquired debt        1,033           986
Purchased gas costs                        3,025             -
Other                                      2,576           842
                                         ---------------------
Total Regulatory Assets                  $45,375       $31,522
                                         =====================

Regulatory Liabilities:
Unamortized investment tax credits       $ 6,933       $ 7,280
Future income taxes due to customers         226            56
Purchased gas costs                            -           838
Unamortized purchased gas adjustments     15,815        13,022
Other                                        799           360
                                         ---------------------
Total Regulatory Liabilities             $23,773       $21,556
                                         =====================

      Gas Stored Underground - Inventory of gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use was $10,847,000 less than the LIFO cost at September 30, 1998 and $9,402,000 more than the LIFO cost at September 30, 1997. The inventory carrying value has not been adjusted to market prices because, pursuant to the Company's Purchased Gas Adjustment Clause, actual gas costs are recovered in customer rates.

      Oil & Gas Exploration and Development - In May 1997, the Company sold its oil and gas production properties. Previously, the full cost method of accounting was used for utility exploration and development costs as ordered by the MoPSC. Under the full cost method, all exploration and development costs of productive and non-productive wells were capitalized. Such costs were charged to expense based on oil and gas produced in relation to total estimated recoverable reserves. Depreciation and amortization charges amounted to $249,000 through the date of sale in 1997 and $570,000 in 1996.

      Operating Revenues - The Company records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.

      Purchased Gas Adjustments and Deferred Account - Pursuant to the provisions of the Company's Purchased Gas Adjustment (PGA) Clause, increases and decreases in gas costs are passed on to its customers. The Company makes two scheduled PGA filings each year, one for the winter period and one for the summer. In addition, the Company may make one unscheduled adjustment during the winter if significant, unforeseen increases or decreases in gas costs occur. The provisions of the PGA Clause also include the operation of the Gas Supply Incentive Plan (see Note 3) which allows for the Company to record income as part of a sharing mechanism related to off system sales and gas supply acquisition, with certain amounts being passed on to customers. The MoPSC authorized the Company to purchase financial instruments for the fiscal 1998 and 1999 heating seasons that could protect the Company and its customers from any unusually large winter period gas price increases. The costs of purchasing these instruments and any financial gains derived from such activities are passed on to the Company's customers through the operation of its PGA Clause. Accordingly, there is no earnings impact as a result of the use of these financial instruments. The difference between actual costs incurred and costs recovered through the application of the PGA, certain amounts related to the operation of the Incentive Plan, and amounts related to the use of financial instruments are reflected as a deferred charge or credit until September 30, at which time the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.

      Income Taxes - The Company has elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. The provision for current income taxes reflects the tax treatment of these items. The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, will be reflected by entries to regulatory asset or liability accounts.
      Investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.

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

      Accounting Changes - Adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 96-1, "Accounting for Environmental Remediation Liabilities" in 1998 did not have a material impact on the Company's financial position or results of operations. While the Company recognizes and records liabilities consistent with SOP 96-1, the corresponding expenses related to former manufactured gas plants are recorded as regulatory assets through a cost deferral mechanism approved by the MoPSC.
      The adoption of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in fiscal 1998 did not impact the Company's earnings per share for the periods presented. The Company also adopted SFAS No. 129, "Disclosure of Information about Capital Structure", which had no effect on the Company's financial disclosures since the Company already disclosed such information.
      The AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective in fiscal 2000. The Financial Accounting Standards Board (FASB) has issued various accounting standards, including SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of SFAS Nos. 130, 131 and 132 is required in fiscal 1999; adoption of SFAS No. 133 is required in fiscal 2000. Based on current circumstances, the Company does not expect the adoption of SOP 98-1 or SFAS Nos. 130, 131, 132 and 133 to have a material effect on the Company's financial position or results of operations.

2.  Pension Plans and Other Postemployment Benefits
      The Company has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The Company's funding policy is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations.
      Pension costs in 1998, 1997 and 1996 amounted to $(3,345,000), $(3,091,000) and $815,000, respectively, including amounts charged to construction.

      The net pension costs (credits) include the following components:
(Thousands of Dollars)                  1998        1997      1996

------------------------------------------------------------------
Service cost - benefits earned
   during the period                 $ 8,866    $  7,757  $  7,780
Interest cost on projected
   benefit obligation                 14,327      13,510    13,456
Actual return on plan assets         (60,405)    (37,300)  (22,338)
Net amortization and deferral         34,628      13,591     1,835
Regulatory adjustment                   (761)       (649)       82
                                     -----------------------------
Net pension cost (credit)            $(3,345)   $ (3,091) $    815
                                     =============================

     The MoPSC ordered in the 1998 general rate case, effective October 27, 1998, certain pension costs to be recovered on a payment basis up to a $314,000 allowance, with the difference between actual payments and the allowance to be deferred. The allowance was previously $313,000 effective September 1, 1996 and $281,000 effective October 1, 1994. Amounts deferred pursuant to the September 1, 1996 allowance are to remain deferred and are to be considered for recovery in Laclede's next general rate case proceeding. The MoPSC also ordered in the 1998 rate case that, beginning July 1, 1998, the return on plan assets be based on the market value of plan assets. Previously, such calculations were based on a market-related value of plan assets, which method recognized certain gains and losses in assets over a three year period. Also beginning July 1, 1998, the unrecognized net gain or loss balances subject to amortization will be based upon the most recent five-year average of the unrecognized gain or loss balance. Such methodology will be implemented prospectively. In the 1996 rate case, the MoPSC ordered that net gains and losses subject to amortization be amortized over a five-year period, beginning in fiscal 1997. Previously, such gains and losses had been amortized over a ten-year period. Other variances in net pension costs are primarily attributable to actuarial and investment experience.

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at
September 30:
(Thousands of Dollars)                             1998       1997
------------------------------------------------------------------
Actuarial present value of
benefit obligation:
  Vested benefit obligation                    $152,530   $133,784
                                               ===================
  Accumulated benefit obligation               $190,652   $161,451
                                               ===================
  Projected benefit obligation                 $237,938   $201,030
Plan assets at fair value                       309,344    272,355
                                               -------------------
Plan assets in excess of
  projected benefit obligation                   71,406     71,325
Unrecognized net gain                           (31,701)   (45,975)
Unrecognized prior service cost                  14,892     19,880
Unrecognized net transition asset                (3,306)    (4,460)
Minimum liability adjustment                     (2,085)    (1,848)
                                               -------------------
Prepaid pension cost recognized in
 the consolidated balance sheets               $ 49,206   $ 38,922
                                               ===================

      The projected benefit obligation, which is based on a June 30 measurement date, was determined using a weighted-average discount rate of 6.75% for 1998 and 7.5% for 1997, and a weighted-average rate of future compensation of 4.0% for 1998 and 4.75% for 1997. The effect of the above changes in pension assumptions was to increase the projected benefit obligation by $17 million. The expected long-term rate of return on plan assets was 8.25% for 1998 and 1997.
      Pursuant to the provisions of the Company's pension plans, pension obligations may be settled by lump-sum cash payments. Settlements in 1998, 1997 and 1996 resulted in pre-tax gains of approximately $3,771,000, $2,490,000 and $5,024,000, respectively.
      The cost of the Company's defined contribution plans, which cover substantially all employees, amounted to $2,304,000, $2,103,000 and $2,022,000 for the years 1998, 1997 and 1996, respectively.
      The Company also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.
      State law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. The Company established Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities. The unrecognized transition obligation is being amortized over 20 years.
     Postretirement benefit costs in 1998, 1997 and 1996 amounted to approximately $4,265,000, $4,265,000 and $4,608,000, respectively, including amounts charged to construction.

      Net postretirement benefit costs consisted of the following components:
(Thousands of Dollars)                     1998      1997      1996
-------------------------------------------------------------------
Service cost - benefits earned
  during the period                      $1,354    $1,463    $1,528
Interest cost on accumulated
  postretirement benefit
  obligation                              2,327     2,469     2,479
Actual return on plan assets               (234)     (163)     (129)
Amortization of transition
  obligation                              1,267     1,267     1,267
Net amortization and deferral              (889)     (819)     (160)
Regulatory adjustment                       440        48      (377)
                                         --------------------------
Net postretirement benefit cost          $4,265    $4,265    $4,608
                                         ==========================

      The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at
September 30:
(Thousands of Dollars)                            1998       1997
-----------------------------------------------------------------
Accumulated postretirement benefit
 obligation (APBO):
   Retirees                                   $(17,511)  $(18,747)
   Active Employees                            (19,302)   (14,483)
                                              -------------------
Total APBO                                     (36,813)   (33,230)
Plan assets at fair value                        4,305      4,061
                                              -------------------
APBO in excess of plan assets                  (32,508)   (29,169)
Unrecognized transition obligation              18,980     20,247
Unrecognized prior service cost                  3,935      4,300
Unrecognized net (gain)/loss                       793     (3,747)
                                              -------------------
Accrued postretirement benefit cost           $ (8,800)  $ (8,369)
                                              ===================

       The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6% for 1998, and decreases to 5% in 1999. A one percent increase in the assumed health care cost trend rate for each year would increase accumulated postretirement benefit costs as of September 30, 1998 by $1,290,000 and the sum of the service cost and interest cost by approximately $186,000. The accumulated postretirement benefit obligation was determined using a weighted-average discount rate of 6.75% for 1998 and 7.5% for 1997, and a weighted-average rate of future compensation of 4.0% for 1998 and 4.75% for 1997. These changes in assumptions did not have a material effect on the postretirement benefit obligation.

      The 1998 rate case settlement provided for the deferral, net of any applicable tax effects, of the difference between the costs funded by the Company and a $3,825,000 allowance of annualized OPEB costs included in rates effective October 27, 1998. The allowance was previously $4,265,000 effective September 1, 1996 and $6,100,000 effective October 1, 1994. Amounts deferred pursuant to the previous allowance are to remain deferred and are to be considered for future rate recovery in the next general rate case proceeding.


3.  Incentive Plan
      The Company's Gas Supply Incentive Plan, which became effective October 1, 1996 for a three-year period ending September 30, 1999 as part of a settlement reached in the Company's 1996 rate case, has provided significant benefits for both the Company's share owners and customers during fiscal years 1998 and 1997. Under the Plan, the Company and its customers share the income from off-system sales and certain gains and losses related to the acquisition of the Company's gas supply assets. As part of this Plan, the Company sells available gas supply and pipeline capacity in markets outside of its normal service territory. Results of the Plan are set forth below. Such results may not be representative of fiscal 1999 results due to the volatile and seasonal nature of these efforts.

(Thousands of Dollars)                          1998         1997
-----------------------------------------------------------------
Incentive Plan Revenues                      $29,851      $34,288
Incentive Plan Gas Expense                    23,482       26,886
                                             -------      -------
Company Share - Pretax Income                $ 6,369      $ 7,402
                                             =======      =======

4.  Common Stock and Paid-in Capital
      The Company issued 70,447 shares of its common stock during fiscal 1998 under its Dividend Reinvestment and Stock Purchase Plan. The Company did not issue any of its common stock during fiscal 1997. (Shares of common stock required by the Company's Dividend Reinvestment and Stock Purchase Plan were purchased on the open market in fiscal 1997.)
      Total shares of common stock outstanding were 17,627,987 at September 30, 1998 and 17,557,540 at September 30, 1997.
      On March 14, 1996, the Company declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1996, each of which common share purchase rights gives the Rightholder the right to purchase one common share for a purchase price of $60, subject to adjustment. The rights expire on May 1, 2006, and may be redeemed by the Company for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% or more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, at the purchase price, the number of shares equal to the purchase price (initially $60 per share) divided by one-half of the market price. Alternatively, the Company may exchange each Right for one share of Company common stock. A total of 17,627,987 rights were outstanding at September 30, 1998.
      Paid-in capital increased $1,761,000 in 1998 due to the issuance of common stock under the Dividend Reinvestment and Stock Purchase Plan. There was no change in paid-in capital during fiscal year 1997.

5.  Redeemable Preferred Stock
      The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Board of Directors. The redemption price is equal to par of $25.00 a share.
      During 1998 and 1997 no shares of preferred stock were reacquired.
      Any default in a sinking fund payment must be cured before the Company may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the five years subsequent to September 30, 1998 are:
1999, none; 2000, $37,250; 2001-2003, $160,000 per year.

6.  Long-Term Debt
      Maturities or sinking fund requirements on long-term debt for the five years subsequent to September 30, 1998 are as follows: 1999-2002, none; 2003, $25.0 million.
      On March 19, 1997 the Company received approval from the MoPSC for a two-year extension, to April 21, 1999, of its previously granted authority to sell additional First Mortgage Bonds. The original authorization was for $100.0 million of First Mortgage Bonds of which $50.0 million had already been issued and sold. In October 1997, the Company issued $25.0 million of 6-1/2% First Mortgage Bonds at a cost to the Company of 6.675%. The proceeds of the issuance were used to reduce outstanding short-term borrowings. The Company has $25.0 million of principal amount of bonds remaining unissued under this authorization. On May 15, 1998, the Company redeemed, at its first opportunity, $25.0 million of 9-5/8% First Mortgage Bonds due May 15, 2013. The funds for this redemption were supplied by short-term borrowing agreements.
      Substantially all of the Company's utility plant is subject to the liens of its mortgage.
      The Company's mortgage contains provisions which restrict retained earnings from declaration or payment of cash dividends. As of September 30, 1998, all of the Company's consolidated retained earnings were free from such restrictions.

7.  Fair Value of Financial Instruments

      The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1998 and 1997 are as follows:
                                               Carrying       Fair
(Thousands of Dollars)                           Amount      Value
------------------------------------------------------------------
1998:
Cash and cash equivalents                      $  3,718   $  3,718
Short-term debt                                  98,500     98,500
Long-term debt                                  179,238    198,411
Redeemable preferred stock                        1,960      1,624
Non-utility financial instruments                   941        620

1997:
Cash and cash equivalents                      $  4,508   $  4,508
Short-term debt                                  74,000     74,000
Long-term debt                                  179,413    190,765
Redeemable preferred stock                        1,960      1,723

      The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt and preferred stock is estimated based on market prices for similar issues. The fair value of non-utility financial instruments reflects trading prices at September 30, 1998.

8.  Income Taxes
      Net provisions for income taxes were charged during the years ended September 30, 1998, 1997 and 1996 as shown on the Schedule of Income Taxes. The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

                                                    1998     1997     1996

---------------------------------------------------------------------------
Federal income tax statutory rate                   35.0%    35.0%    35.0%
State and local income taxes,
   net of federal income tax benefits                3.7      3.7      3.6
Certain expenses capitalized on books
   and deducted on tax return                       (2.0)    (1.6)     (.6)
Taxes related to prior years                        (1.2)       -     (1.4)
Other items - net                                     .1     (1.0)     (.7)
                                                    ----------------------
Effective income tax rate                           35.6%    36.1%    35.9%
                                                    ======================

      The significant items comprising the Company's net deferred tax liability recognized in the consolidated balance sheets as of September 30 are as follows:
(Thousands of Dollars)                               1998         1997
----------------------------------------------------------------------
Deferred tax assets:
   Reserves not currently deductible             $ 14,447     $ 15,246
   Deferred gas cost                                6,386        5,661
   Unamortized investment tax credits               4,365        4,583
   Other                                            3,580        3,521
                                                 --------     --------
      Total deferred tax assets                    28,778       29,011
                                                 --------     --------
Deferred tax liabilities:
   Relating to utility property                    93,322       82,836
   Pension                                         23,453       18,385
   Other                                            4,926        2,922
                                                 --------     --------
      Total deferred tax liabilities              121,701      104,143
                                                 --------     --------
Net deferred tax liability                         92,923       75,132

Net deferred tax asset - current                    9,933        9,881
                                                 --------     --------
Net deferred tax liability - non-current         $102,856     $ 85,013
                                                 ========     ========

9.  Notes Payable and Credit Agreements
      The Company has primary lines of bank credit which permit borrowing of up to $40.0 million at any time before January 31, 1999. Such borrowings are renewable with no note maturing beyond June 30, 1999. The borrowings may be repaid at any time without penalty. The Company anticipates renewal of these primary lines totaling $40.0 million in January 1999. These, together with the Company's previously obtained supplemental line of credit, which aggregated about $70.0 million through August 30, 1998, provided total lines of credit of $110.0 million for the 1997-1998 heating season.

Under current bank loan agreements, Laclede may borrow up to $140.0 million, which includes the Company's primary lines of credit of $40.0 million and a $100.0 million supplemental line of credit extending through August 30, 1999.
      Alternatively, the Company has an agreement for the issuance of commercial paper which is supported by the bank loan lines of credit.
During fiscal year 1998, the Company's short-term borrowing requirements, which peaked at $110.0 million in January 1998, were met by the sale of commercial paper. The Company had $98.5 million and $74.0 million in commercial paper outstanding as of September 30, 1998 and 1997, respectively, at an average interest rate of 5.6% for both years.

10.  Commitments and Contingencies
      The Company estimates fiscal year 1999 utility construction expenditures at $44 million. The lease agreement covering the Company's general office space extends through February 2000 with options to renew for up to 20 additional years. The aggregate rental expense for fiscal years 1998, 1997 and 1996 was $803,000, $794,000 and $785,000, respectively. The annual minimum rental payment for fiscal year 1999 is $803,000. The lease agreement provides for an annual rent escalation which is not determinable as of the balance sheet date; however, the maximum amount of rental expense increase is $8,800. The Company has other rental arrangements which provide for minimum rental payments that are relatively minor. The Company has entered into various contracts which in the aggregate require it to pay approximately $75 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the Purchased Gas Adjustment Clause of the Company's tariff. The contracts have various expiration dates ranging from 1999 to 2001.
      A consolidated subsidiary is a general partner in an unconsolidated partnership which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $3.3 million incurred in connection with various real estate ventures. The Company has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. The Company further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
      As part of its annual review of the Company's gas costs, the Staff of the MoPSC has recommended an adjustment which, if approved by the MoPSC and upheld by the courts, would require the Company to refund to its customers approximately $3.6 million of gains realized by the Company from various sales made outside of Missouri between November 1995 and March 1996 (prior to the approval of the Incentive Plan). A hearing was held before the MoPSC in this matter on October 6, 1998. The Company vigorously opposed the Staff's recommended adjustment before the MoPSC on the grounds that such adjustment violates Missouri law, is impermissible under the Company's MoPSC-approved tariffs, and is otherwise unlawful and unreasonable. The Company believes that the outcome of this matter is unlikely to have a material adverse impact on the Company.
       The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations.
      In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency (EPA), Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). As previously reported by the Company, the Company has had lengthy discussions with the EPA and the Missouri Department of Natural Resources (MoDNR) as to what additional actions are required for the site. On October 17, 1997, the Company submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA) relative to the site. The EPA, the MoDNR and the Company agreed on several changes to the EE/CA. The EPA on September 25, 1998 issued its conditional approval of the revised EE/CA. The revised EE/CA will not be formally approved until after the public comment period has ended. Assuming the revised EE/CA is finally approved with no changes, the Company estimates that the overall costs will be approximately $1,135,000. As of September 30, 1998, $622,000 of such overall costs had been paid, and an additional $513,000 was reserved by the Company. Any additional actions with regard to the site will incur additional costs. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs.
     In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri Voluntary Cleanup Program, for the purpose of characterizing the site. On October 5, 1998, the MoDNR indicated that the Company must commence a sampling plan suggested by MoDNR, or its equivalent within 5 days, or the MoDNR would terminate the Company's participation in the Program. On October 13, 1998, the Company indicated it would remain in the Program and submit an equivalent sampling plan by November 17, 1998. The MoDNR acknowledged receipt of the Company's letter and indicated that the Company must begin to implement the plan by December 9, 1998. The Company submitted its sampling plan to the MoDNR on November 16, 1998 and has begun implementation. The Company currently estimates that the cost of its investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to such site would together approximate $495,000. Currently, $113,000 has been paid and an additional $382,000 has been reserved on the
Company's books.   The Company has notified its insurers that the Company
intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable.
     The Company is presently unable to evaluate or quantify further the scope or costs of any environmental response activity with regard to the above two former manufactured gas plant sites.
     In the Company's most recent rate case, the MoPSC approved the continued use of a cost deferral mechanism for the Company's use in applying for appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. This authorization will be null and void if the Company does not file to further adjust its rates by October 27, 2000; and, in any event, the recovery of costs thus deferred may be challenged in future rate proceedings.
      Superior Oil Company and Union Pacific Railroad Company (the Plaintiffs) named Laclede as an additional defendant in a lawsuit previously filed by the Plaintiffs against Allied Signal, Inc. and Monsanto Company.
In this lawsuit the Plaintiffs seek contribution from the defendants under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) for costs incurred, and to be incurred, by the Plaintiffs to remediate contamination at a St. Louis site currently owned and/or leased by the Plaintiffs (Superior Oil Site). The Plaintiffs contend that the three defendants should be jointly and severally liable for past and future response costs, in Laclede's case, because: (a) coal tar wastes allegedly are and have been migrating onto the Superior Oil Site from an adjacent site, which is the former location of one of Laclede's gas manufacturing plants; and (b) Laclede allegedly previously arranged for the disposal of coal tar wastes at the Superior Oil Site through the operations of Barrett Manufacturing Company (the predecessor in interest of Allied Signal, Inc.). The other parties to the lawsuit have filed an Engineering Evaluation/Cost Analysis (EE/CA) with the EPA for the Superior Oil Site. The EE/CA contains no apparent evidence that Laclede contributed contaminants to the Superior Oil Site. Laclede has commenced formal discovery to determine what evidence, if any, exists to demonstrate that Laclede contributed any contaminants to the Superior Oil Site. The Superior Oil Site was also the subject of a separate CERCLA lawsuit filed by the EPA against the Plaintiffs and several other potentially responsible parties, which has been settled. Laclede was not a party to the EPA's lawsuit and has never been named by the EPA as a responsible party at the Superior Oil Site. Based upon the information currently available to Laclede, Laclede believes that if Laclede is found to have contributed any contamination at the Superior Oil Site, Laclede's share of the liability for response costs applicable to the Superior Oil Site would be relatively small. Accordingly, such liability should have no material adverse impact on Laclede's financial condition or results of operations. Laclede intends to defend vigorously the lawsuit in which it has been named a party.
      The Company is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.

11.  Interim Financial Information (Unaudited)
      In the opinion of the Company, the quarterly information presented in the Schedule of Interim Financial Information for fiscal years 1998 and 1997 includes all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis reflect the seasonal nature of the Company's business.

Item 9.  Changes in and Disagreements on Accounting and Financial
           Disclosure

There have been no disagreements on accounting and financial disclosure with the Company's outside auditors which are required to be disclosed.


                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

The information concerning directors required by this item is set forth on pages 3 through 5 in the Company's proxy statement dated December 18, 1998 and is incorporated herein by reference.

The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this item is set forth on pages 7 through 13 in the Company's proxy statement dated December 18, 1998 and is incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation" and "Performance Graph" on pages 10 through 12 of such proxy statement is expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth on page 6 in the Company's proxy statement dated December 18, 1998 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

There were no transactions required to be disclosed pursuant to this item.

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a) 1.  Consolidated Financial Statements:                   1998 10-K Page

        For Years Ended September 30, 1998, 1997, and 1996:
          Statements of Income                                     23
          Statements of Retained Earnings                          24
          Statements of Cash Flows                                 28
          Schedule of Income Taxes                                 29
        As of September 30, 1998 & 1997:
          Balance Sheets                                          25-26
          Statements of Capitalization                             27
        For Years Ended 1998 & 1997:
          Schedule of Interim Financial Information                30
        Notes to Financial Statements                             31-42
        Independent Auditors' Report                               21
        Management Report                                          22

    2.  Supplemental Schedules

        II - Reserves                                              48

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

Management contracts and compensatory plans or arrangements listed in the Index to Exhibits required to be filed as exhibits to this form pursuant to
Item 14(c) of this report:

Exhibit No.   Description

10.01     -   Incentive Compensation Plan of the Company, as
              amended.
10.01a    -   Amendment adopted by the Board of Directors on
              July 26, 1990 to the Incentive Compensation Plan.
10.01b    -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan.
10.01c    -   Amendments to Laclede Gas Company Incentive
              Compensation Plan, effective January 26, 1995.
10.02     -   Senior Officers' Life Insurance Program of the
              Company, as amended.
10.02a    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on June 27, 1991
              amending the Senior Officers' Life Insurance Program.
10.02b    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on January 28, 1993
              amending the Senior Officers' Life Insurance Program.
10.03     -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990, as amended.

10.03a    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              by the Board of Directors on September 27, 1990.
10.03b    -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management
              Employees.
10.03c    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              January 10, 1994.
10.03d    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              July 29, 1994.
10.03e    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              February 21, 1995.
10.03f    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              March 7, 1995.
10.03g    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              September 11, 1995.
10.03h    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              August 14, 1996.
10.03i    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              December 19, 1996.
10.03j    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              February 7, 1997.
10.04     -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25,
              1991.
10.05     -   Laclede Gas Company Salary Deferral Savings Plan,
              as amended through February 27, 1992.
10.05a    -   Amendment to the Company's Salary Deferral Savings
              Plan, effective January 31, 1992, adopted by the
              Board of Directors on August 27, 1992.
10.05b    -   Amendment to the Company's Salary Deferral Savings
              Plan dated January 10, 1994.
10.05c    -   Amendments to the Company's Salary Deferral
              Savings Plan, dated July 29, 1994.
10.05d    -   Amendments to the Company's Salary Deferral
              Savings Plan effective August 1, 1994 adopted by
              the Board of Directors on August 25, 1994.
10.05e    -   Amendments to the Company's Salary Deferral
              Savings Plan dated September 27, 1994.
10.05f    -   Amendments to the Company's Salary Deferral
              Savings Plan dated February 21, 1995.
10.05g    -   Amendments to the Company's Salary Deferral
              Savings Plan dated March 7, 1995.
10.05h    -   Amendments to the Company's Salary Deferral
              Savings Plan dated June 26, 1995.
10.05i    -   Amendments to the Company's Salary Deferral
              Savings Plan dated August 3, 1995.
10.05j    -   Amendments to the Company's Salary Deferral
              Savings Plan adopted April 21, 1997.
10.06     -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981.

10.06a    -   First Amendment to the Company's Deferred
              Compensation Plan for Non-Employee Directors,
              adopted by the Board of Directors on July 26,
              1990.
10.06b    -   Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the
              Board of Directors on August 27, 1992.
10.08     -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985.
10.08a    -   First Amendment to Retirement Plan for the
              Company's Non-Employee Directors, adopted by the
              Board of Directors on July 26, 1990.
10.08b    -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992.
10.09     -   Salient Features of the Laclede Gas Company
              Deferred Income Plan for Directors and Selected
              Executives, including amendments adopted by the
              Board of Directors on July 26, 1990.
10.09a    -   Amendment to the Company's Deferred Income Plan
              for Directors and Selected Executives, adopted by
              the Board of Directors on August 27, 1992.
10.10     -   Form of Indemnification Agreement between the
              Company and its Directors and Officers.
10.11     -   Laclede Gas Company Management Continuity
              Protection Plan, as amended, effective at the
              close of business on January 27, 1994, by the
              Board of Directors.
10.12     -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990.
10.12a    -   Extension and amendment of the Laclede Gas Company
              Restricted Stock Plan for Non-Employee Directors
              adopted by the Board of Directors on November 17,
              1994.
10.12b    -   Amendment to the Laclede Gas Company Restricted Stock
              Plan for Non-Employee Directors adopted August 14,
              1998.
10.14     -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives adopted by the Board of Directors on September 23, 1993.

(b) The Company filed no reports on Form 8-K during the last quarter of fiscal year 1998.

(c) Incorporated herein by reference to Index to Exhibits, page 49.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LACLEDE GAS COMPANY


December 17, 1998                      By    Gerald T. McNeive, Jr.
                                             Gerald T. McNeive, Jr.
                                         Senior Vice President - Finance
                                               and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                      Title

12/17/98          Robert C. Jaudes            Chairman of the Board and
                  Robert C. Jaudes            Chief Executive Officer
                                              (Principal Executive
                                              Officer)

12/17/98          Douglas H. Yaeger           Director, President and Chief
                  Douglas H. Yaeger           Operating Officer

12/17/98          Gerald T. McNeive, Jr.      Senior Vice President -
                  Gerald T. McNeive, Jr.      Finance and General Counsel
                                              (Principal Financial and
                                              Accounting Officer)

12/17/98          Richard E. Beumer           Director
                  Richard E. Beumer

12/17/98          Andrew B. Craig, III        Director
                  Andrew B. Craig, III

12/17/98          Henry Givens, Jr.           Director
                  Henry Givens, Jr.

12/17/98          C. Ray Holman               Director
                  C. Ray Holman

12/17/98          Mary Ann Krey               Director
                  Mary Ann Krey

12/17/98          William E. Nasser           Director
                  William E. Nasser

12/17/98          Robert P. Stupp             Director
                  Robert P. Stupp

12/17/98          H. Edwin Trusheim           Director
                  H. Edwin Trusheim

                                   SCHEDULE II
                    LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                                    RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
---------------------------------------------------------------------------
COLUMN A           COLUMN B       COLUMN C          COLUMN D       COLUMN E
                 BALANCE AT   ADDITIONS CHARGED   DEDUCTIONS        BALANCE
                  BEGINNING       TO    TO OTHER        FROM       AT CLOSE
DESCRIPTION       OF PERIOD   INCOME    ACCOUNTS    RESERVES      OF PERIOD
---------------------------------------------------------------------------
                                    (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 1998:
DOUBTFUL ACCOUNTS     $ 8,051   $5,312     $4,214 (a) $11,927 (b)  $ 5,650
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 4,227   $  935     $    -     $ 1,796 (c)  $ 3,366
 Deferred compensation  8,475    1,290          -         841        8,924
                      ----------------------------------------------------
              TOTAL   $12,702   $2,225     $    -     $ 2,637      $12,290
                      ====================================================

YEAR ENDED
SEPTEMBER 30, 1997:
DOUBTFUL ACCOUNTS     $ 7,984   $8,556     $3,583 (a) $12,072 (b)  $ 8,051
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,655   $1,780     $    -     $ 1,208 (c)  $ 4,227
 Deferred compensation  8,040    1,228         59         852        8,475
                      ----------------------------------------------------
              TOTAL   $11,695   $3,008     $   59     $ 2,060      $12,702
                      ====================================================

YEAR ENDED
SEPTEMBER 30, 1996:
DOUBTFUL ACCOUNTS     $ 5,189   $7,072     $2,904 (a) $ 7,181 (b)  $ 7,984
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,598   $1,675     $    -     $ 1,618 (c)  $ 3,655
 Deferred compensation  7,547    1,505       (196)        816        8,040
                      ----------------------------------------------------
             TOTAL    $11,145   $3,180     $ (196)    $ 2,434      $11,695
                      ====================================================

(a)  Accounts reinstated, cash recoveries, etc.
(b)  Accounts written off.
(c)  Claims settled, less reimbursements from insurance companies.


                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

3.01(i)*      Articles of Incorporation, as of February 11, 1994;
              filed as Exhibit 4(a) to the Company's Form S-3
              Registration Statement No. 33-52357.
3.01(ii)*     By-Laws of the Company effective January 26, 1995;
              filed as Exhibit 4.2 to the Company's Registration
              Statement No. 33-58757.
3.01(ii)(a)*  Amendment to the Company's By-Laws, effective at the close of business on July 24, 1997, adopted by the
              Company's Board of Directors on July 24, 1997; filed as
              Exhibit 3.01 to the Company's 10-Q for the fiscal
              quarter ended June 30, 1997 (File No. 1-1822).
3.01(ii)(b)*  Amendment to the Company's By-Laws, effective at the close of business on November 20, 1997, adopted by the
              Company's Board of Directors on November 20, 1997; filed
              as Exhibit 3.01(ii) to the Company's 10-Q for the fiscal
              quarter ended December 31, 1997 (File No. 1-1822).
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

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.03j*   -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees adopted February 7,
              1997; filed as Exhibit 10.01 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1997 (File No.
              1-1822).
10.04*    -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25, 1991;
              filed as Exhibit 10.05 to the Company's 10-K for the
              fiscal year ended September 30, 1991 (File No. 1-1822).
10.04a*   -   Trust Agreement with Boatmen's Trust Company, dated
              September 4, 1990; filed as Exhibit 10.05c to the
              Company's 10-K for the fiscal year ended September 30,
              1990 (File No. 1-1822).
10.04b*   -   First Amendment to Laclede Gas Company Trust Agreement
              dated as of September 4, 1990, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit
              10.05b to the Company's 10-K for the fiscal year ended
              September 30, 1993 (File No. 1-1822).
10.04c*   -   Amendment (effective as of January 15, 1998) to Laclede
              Gas Company Trust Agreement (dated as of September 4,
              1990) relating to the Laclede Gas Company Supplemental
              Retirement Plan; filed as Exhibit 10.01 to the Company's
              10-Q for the fiscal quarter ended June 30, 1998 (File No.
              1-1822).
10.05*    -   Laclede Gas Company Salary Deferral Savings Plan, as
              amended through February 27, 1992; filed as Exhibit
              10.08 to the Company's 10-Q for the fiscal quarter ended
              March 31, 1992 (File No. 1-1822).
10.05a*   -   Amendment to the Company's Salary Deferral Savings Plan,
              effective January 31, 1992, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 10.08a to
              the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
10.05b*   -   Amendment to the Company's Salary Deferral Savings Plan
              dated January 10, 1994; filed as Exhibit 10.02 to the
              Company's 10-Q for the fiscal quarter ended December 31,
              1993 (File No. 1-1822).
10.05c*   -   Amendments to the Company's Salary Deferral Savings
              Plan, dated July 29, 1994; filed as Exhibit 10.05c to
              the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.05d*   -   Amendments to the Company's Salary Deferral Savings Plan
              effective August 1, 1994 adopted by the Board of
              Directors on August 25, 1994; filed as Exhibit 10.05d
              to the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.05e*   -   Amendments to the Company's Salary Deferral Savings Plan
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

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.07b*   -   Propane sales contract between Phillips 66 Company and
              Laclede Pipeline Company, dated February 2, 1989; filed
              as Exhibit 10.10d to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.07c*   -   Amendment, dated August 6, 1992, to Propane Sales
              Contract between the Company and Phillips 66 Company;
              filed as Exhibit 10.10c to the Company's 10-K for the
              fiscal year ended September 30, 1992 (File No. 1-1822).
10.07d*   -   Transportation Service Agreement dated October 13, 1993
              between Mississippi River Transmission Corporation and
              the Company; filed as exhibit 10.07d to the Company's 10-K for the fiscal year ended September 30, 1997 (File No.
              1-1822).
10.07e*   -   Storage Service Agreement dated October 13, 1993 between
              Mississippi River Transmission Corporation and the
              Company; filed as exhibit 10.07e to the Company's 10-K
              for the fiscal year ended September 30, 1997 (File No.
              1-1822).
10.08*    -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985; filed as
              Exhibit 10.01 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1990 (File No. 1-1822).
10.08a*   -   First Amendment to Retirement Plan for the Company's
              Non-Employee Directors, adopted by the Board of
              Directors on July 26, 1990; filed as Exhibit 10.11a to
              the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.08b*   -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992; filed as Exhibit 10.11 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1992 (File No. 1-1822).
10.09*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan for Directors and Selected Executives,
              including amendments adopted by the Board of Directors
              on July 26, 1990; filed as Exhibit 10.12 to the
              Company's 10-K for the fiscal year ended September 30,
              1991 (File No. 1-1822).
10.09a*   -   Amendment to the Company's Deferred Income Plan for
              Directors and Selected Executives, adopted by the Board
              of Directors on August 27, 1992; filed as Exhibit 10.12a
              to the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
10.10*    -   Form of Indemnification Agreement between the Company
              and its Directors and Officers; filed as Exhibit 10.13
              to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.11*    -   Laclede Gas Company Management Continuity Protection
              Plan, as amended, effective at the close of business on January 27, 1994, by the Board of Directors; filed as
              Exhibit 10.1 to the Company's 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-1822).

   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------
   Exhibit
     No.
   -------

10.12*    -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990; filed as Exhibit 10.03 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1990 (File No.
              1-1822).
10.12a*   -   Extension and amendment of the Company's Restricted
              Stock Plan for Non-Employee Directors adopted by the
              Board of Directors on November 17, 1994; filed as
              Exhibit 10.1 to the Company's 10-Q for the quarter ended
              December 31, 1994 (File No. 1-1822).
10.12b    -   Amendment to the Laclede Gas Company Restricted Stock
              Plan for Non-Employee Directors adopted August 14, 1998.
10.13*    -   Laclede Gas Company Trust Agreement with Boatmen's Trust
              Company, dated December 7, 1989; filed as Exhibit 10.16
              to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.13a*   -   First Amendment to the Company's Trust Agreement,
              adopted by the Board of Directors on July 26, 1990;
              filed as Exhibit 10.16a to the Company's 10-K for the
              fiscal year ended September 30, 1990 (File No. 1-1822).
10.13b*   -   Second Amendment to the Company's Trust Agreement
              dated as of December 7, 1989, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit 10.16b
              to the Company's 10-K for the fiscal year ended
              September 30, 1993 (File No. 1-1822).
10.13c*   -   Third Amendment to Laclede Gas Company Trust Agreement
              dated as of December 7, 1989 adopted by the Board of
              Directors on August 28, 1997; filed as exhibit 10.13c
              to the Company's 10-K for the fiscal year ended September
              30, 1997 (File No. 1-1822).
10.13d*   -   Amendment (effective as of January 15, 1998) to Laclede
              Gas Company Trust Agreement (dated as of December 7,
              1989); filed as Exhibit 10.02 to the Company's 10-Q for
              the fiscal quarter ended June 30, 1998 (File No. 1-1822).
10.14*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives
              adopted by the Board of Directors on September 23, 1993;
              filed as Exhibit 10.17 to the Company's 10-K for the
              fiscal year ended September 30, 1993 (File No. 1-1822).
10.15*    -   January 16, 1998 line of credit agreement with
              Mercantile Bank National Association; filed as Exhibit
              10.02 to the Company's 10-Q for the fiscal quarter ended
              March 31, 1998 (File No. 1-1822).
10.16*    -   January 16, 1998 line of credit agreement with Nations
              Bank, N.A.; filed as Exhibit 10.01 to the Company's 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-1822).
10.17*    -   January 9, 1998 line of credit agreement with Commerce
              Bank, N.A.; filed as Exhibit 10.03 to the Company's 10-Q
              for the fiscal quarter ended March 31, 1998 (File No.
              1-1822).
10.18*    -   January 13, 1998 line of credit agreement with The Chase
              Manhattan Bank; filed as Exhibit 10.04 to the Company's
              10-Q for the fiscal quarter ended March 31, 1998 (File
              No. 1-1822).

   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.19     -   Supplemental Line of Credit Agreement dated August 20,
              1998 among Laclede Gas Company, The Chase Manhattan
              Bank, NationsBank, N.A., and Mercantile Bank of St. Louis
              National Association.
12        -   Ratio of Earnings to Fixed Charges.
21        -   Subsidiaries of the Registrant.
23        -   Consent of Independent Public Accountants.
27        -   Financial Data Schedule UT



   * Incorporated herein by reference and made a part hereof.