Form 10-Q
period 1998-12-31
LACLEDE GAS CO
filed 1999-02-11
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1998

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

17,627,987 shares, Common Stock, par value $1 per share at 2/11/99.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES











                                  PART I

                          FINANCIAL INFORMATION






The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 1998.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                    STATEMENTS OF CONSOLIDATED INCOME
                               (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                        Three Months Ended
                                                           December 31,
                                                         1998        1997
                                                         ----        ----
Utility Operating Revenues                             $149,696    $199,667
                                                       --------------------
Utility Operating Expenses:
   Natural and propane gas                               86,648     126,309
   Other operation expenses                              23,649      22,659
   Maintenance                                            5,057       4,942
   Depreciation and amortization                          5,285       6,601
   Taxes, other than income taxes                        10,517      12,742
   Income taxes (Note 3)                                  5,064       8,153
                                                       --------------------
      Total Utility Operating Expenses                  136,220     181,406
                                                       --------------------
Utility Operating Income                                 13,476      18,261
Miscellaneous Income and Income Deductions
   (less applicable income taxes) (Note 3)                1,535         867
                                                       --------------------
Income Before Interest Charges                           15,011      19,128
                                                       --------------------
Interest Charges:
   Interest on long-term debt                             3,347       3,853
   Other interest charges                                 1,957       1,642
                                                       --------------------
      Total Interest Charges                              5,304       5,495
                                                       --------------------
Net Income                                                9,707      13,633
Dividends on Preferred Stock                                 24          24
                                                       --------------------
Earnings Applicable to Common Stock                    $  9,683    $ 13,609
                                                       ====================

Average Number of Common Shares Outstanding              17,628      17,558

Earnings Per Share of Common Stock                        $ .55       $ .78

Dividends Declared Per Share of Common Stock              $.335       $.330



             See notes to consolidated financial statements.






              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Dec. 31     Sept. 30
                                                         1998        1998
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS

Utility Plant                                          $843,185    $833,685
   Less:  Accumulated depreciation and amortization     346,219     343,100
                                                       --------------------
   Net Utility Plant                                    496,966     490,585
                                                       --------------------
Other Property and Investments                           35,238      33,834
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              5,651       3,718
   Accounts receivable - net                             99,204      46,055
   Materials, supplies, and merchandise at avg cost       5,720       5,591
   Natural gas stored underground for current use
      at LIFO cost                                       50,933      54,973
   Propane gas for current use at FIFO cost              12,698      12,840
   Prepayments and other                                  3,399       2,927
   Deferred income taxes                                  8,062       9,933
                                                       --------------------
      Total Current Assets                              185,667     136,037
                                                       --------------------
Deferred Charges                                        110,639     110,691
                                                       --------------------
Total Assets                                           $828,510    $771,147
                                                       ====================


             See notes to consolidated financial statements.




















              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Dec. 31     Sept. 30
                                                         1998        1998
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,493,625 shares issued)            $ 19,494    $ 19,494
   Paid-in capital                                      62,966      62,966
   Retained earnings                                   202,119     198,342
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        260,562     256,785
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,256     179,238
                                                      --------------------
         Total Capitalization                          441,778     437,983
                                                      --------------------
Current Liabilities:
   Notes payable                                       136,157      98,500
   Accounts payable                                     33,897      20,692
   Refunds due customers                                 5,538       7,589
   Advance customer billings                             8,912       8,936
   Taxes accrued                                         5,571       8,690
   Unamortized purchased gas adjustments                11,572      15,815
   Other                                                20,608      23,429
                                                      --------------------
     Total Current Liabilities                         222,255     183,651
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                               103,208     102,856
   Unamortized investment tax credits                    6,846       6,933
   Other                                                54,423      39,724
                                                      --------------------
      Total Deferred Credits and Other Liabilities     164,477     149,513
                                                      --------------------
Total Capitalization and Liabilities                  $828,510    $771,147
                                                      ====================


             See notes to consolidated financial statements.











              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                        Three Months Ended
                                                          December 31,
                                                         1998        1997
                                                         ----        ----
                                                     (Thousands of Dollars)
               Operating Activities:
 Net Income                                           $  9,707    $ 13,633
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       5,317       6,625
     Deferred income taxes and investment tax credits    2,518         556
     Other - net                                        (1,868)       (557)
     Changes in assets and liabilities:
       Accounts receivable - net                       (53,149)    (70,253)
       Unamortized purchased gas adjustments            (4,243)     (7,148)
       Deferred purchased gas costs                     14,990      13,242
       Advance customer billings - net                     (24)    (12,025)
       Accounts payable                                 13,205      12,816
       Refunds due customers                            (2,051)      8,152
       Taxes accrued                                    (3,119)      3,208
       Natural gas stored underground                    4,040       2,101
       Other assets and liabilities                     (4,075)     (5,748)
                                                      --------------------
              Net cash used in operating activities   $(18,752)   $(35,398)
                                                      --------------------
Investing Activities:
 Construction expenditures                             (11,249)    (11,082)
 Investments - non-utility                                 967        (416)
 Employee benefit trusts                                  (540)        (34)
 Other                                                    (308)         15
                                                      --------------------
              Net cash used in investing activities   $(11,130)   $(11,517)
                                                      --------------------
Financing Activities:
 Issuance of short-term debt - net                      37,657      28,500
 Dividends paid                                         (5,842)     (5,731)
 Issuance of first mortgage bonds                          -        25,000
                                                      ---------------------
          Net cash provided by financing activities   $ 31,815    $ 47,769
                                                     ---------------------
Net Increase in Cash and Cash Equivalents             $  1,933    $    854
Cash and Cash Equivalents at Beg of Period               3,718       4,508
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  5,651    $  5,362
                                                      ====================
Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
  Interest                                              $8,396      $8,407
  Income taxes                                             (15)       (148)

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

3. Net provisions for income taxes were charged as follows during the periods set forth below:

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                    1998         1997
                                                    ----         ----
                                                 (Thousands of Dollars)

    Utility Operations
       Current:
          Federal                                  $ 2,529      $ 6,520
          State and local                              421        1,099

       Deferred:
          Federal                                    1,771          400
          State and local                              343          134
                                                   --------------------
       Subtotal                                    $ 5,064      $ 8,153
                                                   --------------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal                                  $    86      $   100
          State and local                               11           16

       Deferred:
          Federal                                      349           18
          State and local                               55            3
                                                   --------------------
       Subtotal                                    $   501      $   137
                                                   --------------------
                  Total                            $ 5,565      $ 8,290
                                                   ====================









4. The Company's Gas Supply Incentive Plan, which became effective October 1, 1996 for a three-year period ending September 30, 1999 as part of a settlement reached in the Company's 1996 rate case, continues to provide significant benefits for both the Company's share owners and customers. Under the Plan, the Company and its customers share the income from off-system sales and also in certain gains and losses related to the acquisition of the Company's gas supply assets, as measured against benchmark levels. As part of this Plan, the Company sells available gas supply and pipeline capacity in markets outside of its normal service territory. Results of the Plan are set forth below. Such results may not be representitive of future periods due to the volatile and seasonal nature of these efforts.

                                              Three Months Ended
                                                 December 31,
                                            ----------------------
                                              1998          1997
                                              ----          ----
                                            (Thousands of Dollars)
    Incentive Plan Revenues                  $6,098        $6,533
    Incentive Plan Gas Expense                4,885         4,442
                                             ------        ------
    Company Share - Pretax Income            $1,213        $2,091
                                             ======        ======

    On January 14, 1999, the Company filed with the Missouri Public Service Commission (MoPSC) modifications to its Gas Supply Incentive Plan and requested that the program be approved for another three-year period.

5. As part of its review of the Company's gas costs, the Staff of the MoPSC has recommended an adjustment which, if approved by the MoPSC and upheld by the courts, would require the Company to refund to its customers approximately $3.6 million of gains realized by the Company from various sales made outside of Missouri between November 1995 and March 1996 (prior to the approval of the Incentive Plan). A hearing was held before the MoPSC in this matter on October 6, 1998. The Company vigorously opposed the Staff's recommended adjustment before the MoPSC on the grounds that such adjustment violates Missouri law, is impermissible under the Company's MoPSC-approved tariffs, and is otherwise unlawful and unreasonable. The Company believes that the outcome of this matter is unlikely to have a material adverse impact on the Company.

6. The Company is subject to various laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position and results of operations.

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency (EPA), Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri (the Shrewsbury Site). As previously reported by the Company, the Company has had lengthy discussions with the EPA and the Missouri Department of Natural Resources (MoDNR) as to what additional actions are required for the site. On October 17, 1997, the Company submitted to the EPA an Engineering Evaluation/Cost Analysis (EE/CA) relative to the site. The EPA, the MoDNR and the Company subsequently agreed on several changes to the EE/CA. The EPA on September 25, 1998 issued its approval of the revised EE/CA, conditional only on receipt of public comment regarding the EE/CA. The EPA received no adverse public comments regarding the

    EE/CA during the public comment period. Assuming the EE/CA is finally approved with no additional changes, the Company estimates that the overall costs to remediate the Shrewsbury Site will be approximately $1,135,000. As of December 31, 1998, $627,000 of such overall costs had been paid, and an additional $508,000 was reserved by the Company. Any additional actions with regard to the site will incur additional costs. The Company has notified its insurers that it intends to seek reimbursement from them of its investigation, remediation, clean-up and defense costs.

    In a separate matter, MoDNR has accepted the Company's application to place the site of a different former manufactured gas plant located in the City of St. Louis, Missouri (which site was also used by subsequent owners as the site of a coke manufacturing facility) in the Missouri Voluntary Cleanup Program, for the purpose of characterizing the site. As required by MoDNR, the Company submitted its sampling plan on November 16, 1998 and has begun implementation of the plan. The Company currently estimates that the cost of its investigation, MoDNR oversight costs and associated legal and engineering consulting costs relative to such site would together approximate $534,000. Currently, $144,000 has been paid and an additional $390,000 has been reserved on the Company's books. The Company has notified its insurers that the Company intends to seek reimbursement from them for investigation, remediation, clean-up and defense costs. The Company has also requested that other former site owners and/or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs incurred with respect to this site from such parties and/or any other potentially responsible parties, to the extent practicable. Recently, one of the potentially responsible parties filed for bankruptcy. The Company intends to take such actions as necessary and appropriate to preserve any claims it may have against the party.

    The Company is presently unable to evaluate or quantify further the scope or cost of any environmental response activity with regard to the above two former manufactured gas plant sites.

    In the Company's previously concluded rate case, the MoPSC approved the continued use of a cost deferral mechanism for the Company's use in applying appropriate rate recovery of various environmental costs in connection with former manufactured gas plants. In any event, the recovery of costs thus deferred may be challenged in rate proceedings.


7. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1998 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Weather has a significant impact on the use of heating energy, the sale of which is Laclede's primary business. Not only did warmer-than-normal temperatures adversely impact Laclede's earnings during the first quarter of this fiscal year, but the colder-than-normal temperatures during the same quarter last year magnify the period-to-period comparison. During the quarter ended December 31, 1998, a period when temperatures in Laclede's service area were 14% warmer than normal and 20% warmer than last year, earnings were $.55 per share, compared with $.78 per share for the same period last year. This decrease in earnings was largely due to weather-related lower gas sales and customer consumption.

Utility operating revenues for the quarter ended December 31, 1998 were $149.7 million compared with $199.7 million for the quarter ended December 31, 1997. The $50.0 million, or 25.0%, decrease was principally due to lower gas sales volumes arising from the warmer weather and lower wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause). System therms sold and transported decreased by 61.4 million therms, or 17.2%, below the quarter ended December 31, 1997.

Utility operating expenses for the quarter ended December 31, 1998 decreased by $45.2 million, or 24.9%, below the same quarter last year. Natural and propane gas expense this quarter decreased $39.7 million, or 31.4%, below last year mainly due to reduced volumes purchased for sendout (resulting from the warmer weather) and lower rates charged by the Company's suppliers. Other operation and maintenance expenses increased $1.1 million, or 4.0%, principally due to lower gains recognized this quarter on lump sum pension settlements, a higher provision for uncollectible accounts, higher wage rates and other increases in the costs of doing business. These increases were partially offset by lower net pension costs and decreased group insurance charges. Depreciation and amortization expense decreased 19.9% primarily due to lower depreciation rates (as authorized in Case No. GR-98-374 and instituted July 1, 1998) partially offset by additional depreciable property. Taxes, other than income taxes, decreased 17.5% mainly due to lower gross receipts taxes (reflecting decreased revenues) slightly offset by higher real estate and personal property taxes this quarter. The $3.1 million decrease in income taxes is principally due to lower taxable income.

Miscellaneous income and income deductions increased $.7 million primarily due to a pre-tax gain of approximately $1.9 million recognized by the Company's wholly owned subsidiary, Laclede Development Company, on the sale of undeveloped property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate investment partnership. This gain was partially offset by lower subsidiary income and minor variations in several areas. The 3.5% decrease in interest expense is mainly due to lower interest on long-term debt resulting from the redemption in May 1998 of a 9 5/8% First Mortgage Bond issue. This decrease was largely offset by increased short-term interest expense due to higher average borrowings.

On January 26, 1999, Laclede filed a request with the Missouri Public Service Commission (MoPSC) for a general rate increase, to take effect later this year, to offset cost and investment return requirements related to its gas distribution system. Laclede does not anticipate that its request will result in higher rate levels during the current heating season because the Commission generally suspends the implementation of general rate increases until the Company's filing has been thoroughly audited and reviewed.

Laclede's request is for a rate adjustment that, if approved as filed, would increase its annual revenues by $30.5 million. The proposed new rates would increase a typical residential heating customer's bill by 5.8%, an average of $3.37 a month.

On January 14, 1999, the Company filed with the MoPSC modifications to its Gas Supply Incentive Plan and requested that the program be approved for another three-year period. The current program, which is scheduled to expire on September 30, 1999, has provided significant benefits to Laclede's share owners and customers. It allows Laclede and its customers to share in income from off-system sales and also in certain gains and losses related to the acquisition of the Company's gas supply assets, as measured against benchmark levels. Since the Company began operating under the Incentive Plan in October 1996, Laclede has achieved overall gas cost savings of nearly $73 million. During calendar 1998 alone, the Company's Incentive Plan operations resulted in gas cost savings of $24.0 million to its customers and $5.5 million in pretax income to its share owners.


LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1999, the Company renewed three primary lines of bank credit under which it may borrow up to an aggregate of $30 million prior to January 31, 2000, with renewal of any loans outstanding on that date permitted up to June 30, 2000. An additional $10 million primary line of credit was renewed through March 31, 1999. This, along with a previously obtained $100 million supplemental line of credit extending through August 30, 1999, and an additional $20 million supplemental line of credit obtained for the period of January 1999 through March 20, 1999, provides total lines of credit of $160 million for the 1998-1999 heating season.

During fiscal 1999 to date, the Company sold commercial paper aggregating to a maximum of $142.5 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $137.5 million at January 31, 1999.

Construction expenditures for the quarter were $11.2 million compared with $11.1 million for the same period last year.

Capitalization at December 31, 1998 increased $3.8 million since September 30, 1998 and consisted of 59.0% common stock equity, .4% preferred stock equity and 40.6% long-term debt.

The seasonal effect on the Company's financial position affects the comparison of certain balance sheet items at December 31, 1998 and at September 30, 1998 such as Accounts Receivable - Net, Notes Payable, Accounts Payable and Advance Customer Billings.

ENVIRONMENTAL MATTERS

The Company is subject to various environmental laws and regulations, which thus far have not had a material effect on the Company's financial position and results of operations. The Company has, however, reported certain environmental liabilities in connection with two manufactured gas plants previously operated by the Company which produced certain by-products and residuals. The Company has either already paid or reserved overall costs of $1,669,000 which are estimated to cover the performance of certain limited actions at these locations. At this time, the ultimate costs to be incurred remain unclear, as does the amount of any recovery which the Company may be able to obtain from other responsible parties and/or the Company's insurers. In the Company's 1998 rate case, the MoPSC approved the continued use of a cost deferral mechanism for the appropriate rate recovery of various environmental costs. In any event, the recovery of costs thus deferred may be challenged in rate proceedings. For additional information on the Company's environmental matters, see Note 6 of Notes to Consolidated Financial Statements, on page 8.


YEAR 2000 ISSUE

The Company has undertaken a comprehensive Year 2000 upgrade, conversion and replacement program, pursuant to which the Company is upgrading and replacing its mainframe computer hardware and attendant operating system software along with its key mainframe systems and applications, such as the customer records and billing system and the accounting system. The conversion and upgrade of a majority of the Company's systems and applications have been completed, and the Company is currently in the process of testing these systems and applications. Integrated testing with third parties with whom the Company exchanges information is scheduled to occur in the coming months. Also well underway is a comprehensive personal computer hardware and software replacement/upgrade that is part of the aformentioned program.

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

The Company has developed or is developing comprehensive contingency plans to address unforeseen critical system or equipment failures, including, but not limited to electrical and communication losses. The Company has developed contingency plans for two possible worst case scenarios: the failure of the ability to remotely operate a small number of pressure regulator stations or the possible failure of its third-party provided communication capabilities. With regard to the pressure regulator stations, the Company will have employees located at each of its remotely controlled pressure regulator stations starting December 31, 1999 to make any needed manual overrides of the control system. With regard to communications, the Company is developing an in-house radio relay system using its current equipment to maintain communications among the Company's system control and dispatch personnel and its employees in the field.

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

To date, the Company has incurred total costs of approximately $11.9 million related to replacements and modifications of various computer systems. Of this amount, $10.4 million has been capitalized and $1.5 million has been charged to expense. The Company currently estimates that costs remaining to be incurred during fiscal 1999 will amount to approximately $3.0 million.
In the Company's previously concluded rate case, No. GR-98-374, the MoPSC authorized the Company to capitalize the costs incurred in connection with making its information systems ready for year 2000 operations. In addition, the MoPSC also authorized the Company to defer any interim property tax, depreciation or carrying cost expenses that may be incurred by the Company in connection with these capitalized items. The Company may apply for recovery of these interim expenses in rate proceedings.


OTHER MATTERS

As part of its review of the Company's gas costs, the Staff of the MoPSC has recommended an adjustment which, if approved by the MoPSC and upheld by the courts, would require the Company to refund to its customers approximately $3.6 million of gains realized by the Company from various sales made outside of Missouri between November 1995 and March 1996
(prior to the approval of the Incentive Plan). A hearing was held before the MoPSC on this matter on October 6, 1998. The Company vigorously opposed the Staff's recommended adjustment before the MoPSC on the grounds that such adjustment violates Missouri law, is impermissible under the Company's MoPSC-approved tariffs, and is otherwise unlawful and unreasonable. The Company believes that the outcome of this matter is unlikely to have a material adverse impact on the Company.


FORWARD-LOOKING STATEMENTS

Certain statements in this report are forward-looking statements based on management's beliefs using current assumptions. These forward-looking statements may be identified by the use of such terms as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similiar expressions. In addition to any assumptions and other factors specifically referenced with such forward-looking statements, factors that may cause the

Company's actual results to differ materially from those contemplated in any forward-looking statements include, but are not limited to, weather conditions, changes in transportation and gas supply costs or availability, the effects of competition and industry restructuring, economic factors such as changes in the conditions of capital markets and inflation, effects of employee work force issues, regulatory and statutory changes, changes in accounting standards, and the effectiveness of Year 2000 remediation by third parties.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a discussion of environmental matters, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Financial Information.

         During the quarter ended December 31, 1998, there were no new legal proceedings required to be disclosed.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K during the quarter ended December 31, 1998.

         Item reported:

         On October 29, 1998 the Company issued its news release announcing its financial results as of September 30, 1998. The news release was attached as Exhibit 1 to the Form 8-K.

         Date of Report (Date of Earliest Event Reported):
           October 29, 1998

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date:  February 11, 1999                            G. T. McNeive, Jr.
                                                   -------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                               (Authorized Signatory and
                                                Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


  4           Amendments to the Company's Wage Deferral Savings
              Plan adopted October 5, 1998.                          19

 10           Amendments to the Company's Salary Deferral
              Savings Plan adopted October 5, 1998.                  30

 27           Financial Data Schedule UT                             40