Form 10-Q
period 1999-03-31
LACLEDE GAS CO
filed 1999-04-26
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1999

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

17,627,987 shares, Common Stock, par value $1 per share at 4/22/99.

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

(In Thousands, Except Per Share Amounts)
                                    Three Months Ended    Six Months Ended
                                         March 31,            March 31,
                                      1999       1998      1999       1998
                                      ----       ----      ----       ----
Utility Operating Revenues          $206,956   $213,826  $356,652   $413,493
                                    -------------------  -------------------
Utility Operating Expenses:
  Natural and propane gas            121,060    130,081   207,708    256,390
  Other operation expenses            22,276     23,101    45,925     45,760
  Maintenance                          4,738      4,513     9,795      9,455
  Depreciation and amortization        5,342      6,666    10,627     13,267
  Taxes, other than income taxes      16,256     15,765    26,773     28,507
  Income taxes (Note 3)               12,281     10,425    17,345     18,578
                                    -------------------  -------------------
Total Utility Operating Expenses     181,953    190,551   318,173    371,957
                                    -------------------  -------------------
Utility Operating Income              25,003     23,275    38,479     41,536
Miscellaneous Income and Income
  Deductions - Net (less
  applicable income taxes) (Note 3)      643        722     2,178      1,589
                                    -------------------  -------------------
Income Before Interest Charges        25,646     23,997    40,657     43,125
                                    -------------------  -------------------
Interest Charges:
  Interest on long-term debt           3,347      3,949     6,694      7,802
  Other interest charges               2,161      1,678     4,118      3,320
                                    -------------------  -------------------
    Total Interest Charges             5,508      5,627    10,812     11,122
                                    -------------------  -------------------
Net Income                            20,138     18,370    29,845     32,003
Dividends on Preferred Stock              25         25        49         49
                                    -------------------  -------------------
Earnings Applicable to Common Stock $ 20,113   $ 18,345  $ 29,796   $ 31,954
                                    ===================  ===================
Average Number of Common
  Shares Outstanding                  17,628     17,594    17,628     17,575

Earnings Per Share of Common Stock     $1.14      $1.04     $1.69      $1.82

Dividends Declared Per Share
  of Common Stock                      $.335       $.33      $.67       $.66

             See notes to consolidated financial statements.








             LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                                                       Mar. 31     Sept. 30
                                                         1999        1998
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS
Utility Plant                                          $853,370    $833,685
   Less:  Accumulated depreciation and amortization     349,702     343,100
                                                       --------------------
   Net Utility Plant                                    503,668     490,585
                                                       --------------------
Other Property and Investments                           28,680      33,834
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              9,621       3,718
   Accounts receivable - net                             83,608      46,055
   Materials, supplies, and merchandise at avg cost       5,489       5,591
   Natural gas stored underground for current use
      at LIFO cost                                       18,263      54,973
   Propane gas for current use at FIFO cost              11,699      12,840
   Prepayments                                            3,485       2,927
   Delayed customer billings                             12,545           -
   Deferred income taxes                                  6,632       9,933
                                                       --------------------
      Total Current Assets                              151,342     136,037
                                                       --------------------
Deferred Charges                                        116,477     110,691
                                                       --------------------
Total Assets                                           $800,167    $771,147
                                                       ====================


             See notes to consolidated financial statements.










              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                                                       Mar. 31     Sept. 30
                                                         1999        1998
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (19,493,625 shares issued)            $ 19,494    $ 19,494
   Paid-in capital                                      62,966      62,966
   Retained earnings                                   216,328     198,342
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        274,771     256,785
   Redeemable preferred stock                            1,960       1,960
   Long-term debt (less sinking fund requirements)     179,280     179,238
                                                      --------------------
         Total Capitalization                          456,011     437,983
                                                      --------------------
Current Liabilities:
   Notes payable                                        86,000      98,500
   Accounts payable                                     26,341      20,692
   Refunds due customers                                 1,232       7,589
   Advance customer billings                                 -       8,936
   Taxes accrued                                        24,440       8,690
   Unamortized purchased gas adjustments                 6,092      15,815
   Other                                                24,595      23,429
                                                      --------------------
     Total Current Liabilities                         168,700     183,651
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                                91,510     102,856
   Unamortized investment tax credits                    6,760       6,933
   Other                                                77,186      39,724
                                                      --------------------
      Total Deferred Credits and Other Liabilities     175,456     149,513
                                                      --------------------
Total Capitalization and Liabilities                  $800,167    $771,147
                                                      ====================


             See notes to consolidated financial statements.










              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Six Months Ended
                                                             March 31,
                                                         1999        1998
                                                         ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 29,845    $ 32,003
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       10,690      13,316
    Deferred income taxes and investment tax credits    (5,887)     (5,603)
    Other - net                                         (1,926)       (646)
    Changes in assets and liabilities:
       Accounts receivable - net                       (37,553)    (39,764)
       Unamortized purchased gas adjustments            (9,723)     (7,159)
       Deferred purchased gas costs                     39,708      30,883
       Delayed customer billings - net                 (21,481)    (36,330)
       Accounts payable                                  5,649       8,353
       Refunds due customers                            (6,357)      8,209
       Taxes accrued                                    15,750      16,694
       Natural gas stored underground                   36,710      35,524
       Other assets and liabilities                     (8,770)     (6,069)
                                                      --------------------
         Net cash provided by operating activities      46,655      49,411
                                                      --------------------
Investing Activities:
 Construction expenditures                             (22,952)    (22,054)
 Investments - non-utility                               2,837      (1,011)
 Employee benefit trusts                                 4,126         267
 Other                                                    (492)       (122)
                                                      --------------------
         Net cash used in investing activities         (16,481)    (22,920)
                                                      --------------------
Financing Activities:
  Repayment of short-term debt                         (12,500)    (39,500)
  Issuance of common stock                                   -         978
  Dividends paid                                       (11,771)    (11,549)
  Issuance of first mortgage bonds                           -      25,000
                                                      --------------------
         Net cash used in financing activities         (24,271)    (25,071)
                                                      ---------------------
Net Increase in Cash and Cash Equivalents                5,903       1,420
Cash and Cash Equivalents at Beginning of Period         3,718       4,508
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  9,621   $   5,928
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                             $10,099     $ 9,572
  Income taxes                                           5,055       4,435

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In management's opinion, this interim report includes all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the results of the periods covered.

2. Laclede Gas Company is a natural gas distribution utility having a material seasonal cycle. As a result, this interim statement of consolidated income is not necessarily indicative of annual results nor representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the Company's business, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. Fiscal year earnings will likely be lower than earnings during the first six months of the fiscal year, reflecting typically lower summer sales volumes, partially offset by lower operating expenses.

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended      Six Months Ended
                                    March 31,             March 31,
                                ------------------     -----------------
                                1999         1998      1999        1998
                                ----         ----      ----        ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $17,712   $14,146     $20,241   $20,666
          State and local         2,991     2,475       3,412     3,574

       Deferred:
          Federal                (7,149)   (5,348)     (5,378)   (4,948)
          State and local        (1,273)     (848)       (930)     (714)
                                -----------------     -----------------
       Subtotal                 $12,281   $10,425     $17,345   $18,578
                                -----------------     -----------------

    Miscellaneous Income and
       Income Deductions
       Current:
          Federal               $   232   $   305     $   318   $   405
          State and local            33        42          44        58

       Deferred:
          Federal                    15        33         364        51
          State and local             2         5          57         8
                                -----------------     -----------------
       Subtotal                 $   282   $   385     $   783   $   522
                                -----------------     -----------------
                  Total         $12,563   $10,810     $18,128   $19,100
                                =================     =================


4. The Company's Gas Supply Incentive Plan became effective October 1, 1996 for a three-year period ending September 30, 1999 as part of a settlement reached in the Company's 1996 rate case. This plan continues to provide significant benefits for both the Company's shareholders and customers. Under this plan, the Company and its customers share as follows:
      - sales of gas outside of the Company's traditional service area, of which 70% of the income is allocated to Laclede's customers and the balance to the Company's shareholders
      - releases of pipeline capacity, of which 70% to 90% of the revenues are allocated to Laclede's customers and the balance is allocated to its shareholders
      - savings from discounts off of maximum pipeline transportation rates, of which 80% to 90% of the savings is allocated to Laclede's customers and the balance to its shareholders, and
      - gains and losses as measured against a benchmark level of gas cost, of which the Company is allocated 50%.

    Results of the plan are set forth below. These results may not be representative of results in future periods due to the volatile and seasonal nature of these efforts.

                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                -------------------    -------------------
                                  1999       1998        1999       1998
                                  ----       ----        ----       ----
                                          (Thousands of Dollars)
    Net Benefits to Customers
      and Shareholders          $ 5,553    $ 6,904     $12,349    $15,628
    ---------------------------------------------------------------------

    Shareholder Benefits
    Incentive Plan Revenues     $ 5,046    $11,094     $11,144    $17,627
    Incentive Plan Gas Expense    4,283      9,796       9,168     14,238
                                -------    -------     -------    -------
    Company Share -
         Pretax Income          $   763    $ 1,298     $ 1,976    $ 3,389
                                =======    =======     =======    =======

    The incentive plan revenues are included in the utility operating revenues line in the Company's financial statements. Expenses related to the incentive plan are included in the natural and propane gas expense line in the financial statements.

    On January 14, 1999, the Company filed tariff sheets with the Missouri Public Service Commission to implement a modified incentive plan for another three-year term commencing upon the expiration of the current incentive plan. The modified incentive plan proposal is scheduled to be heard in July 1999.

5. In September 1997, the staff of the Missouri Public Service Commission (MoPSC) recommended that Laclede refund $3.6 million to its ratepayers in connection with its sale of gas outside of Missouri during fiscal 1996, which was prior to the approval of the incentive plan. Laclede believes it had full authority to enter into these transactions in part under the implementation of the Federal Energy Regulatory Commission's Order No. 636. Laclede filed testimony opposing the recommendation made by the Staff of the MoPSC.

    Formal hearings were held on this issue in October 1998. On April 20, 1999, the MoPSC issued its order rejecting the proposal of its staff. This order will become effective on April 30, 1999. Any request for rehearing of the order must be filed by April 30, 1999.

6. The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency, Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri. Subsequently, the Company and the state and federal environmental regulatory agencies agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,135,000. As of March 31, 1999, the Company has paid $638,000 and reserved $497,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.

    The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri in the Missouri Voluntary Cleanup Program. Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural Resources accepted the Company's application. Acceptance provides opportunities to minimize costs of remediation and maximize possibilities of site development. Laclede submitted a sampling plan to the Missouri Department of Natural Resources on November 16, 1998. The Company is completing the sampling plan. Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $534,000. Currently, the Company has paid $263,000 and reserved an additional $271,000. The Company has requested that other former site owners or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs relative to this site from those parties or any other potentially responsible parties if practicable.

    While the scope or costs relative to the site in Shrewsbury will not be material, the scope or costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers have agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage will not have any material impact on the Company. With regard to the City of St. Louis site, since the scope or costs relative to this site are unknown and may be material, the denial of coverage may have a material impact on the Company.

    In the Company's 1998 rate case, the MoPSC approved the Company's continued use of a cost deferral mechanism for these costs. Through this, the Company may apply for appropriate rate recovery of these costs. The recovery of these costs, however, may be challenged in future rate proceedings.

7. Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, owns and operates a propane pipeline which connects Laclede Gas Company's 800,000-barrel, or approximately 33 million gallons, propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois.
    Laclede Pipeline Company transports liquid propane through this pipeline to Laclede Gas Company for storage. Laclede Gas Company ultimately vaporizes and uses the propane to supplement its natural gas supply to meet the peak demands on the distribution system. Laclede Pipeline Company's contract with Phillips Petroleum Company, which provided for delivery of up to 35 million gallons of propane annually, expired on March 31, 1999. Laclede Gas Company will not be adversely affected by this termination, as Laclede Pipeline Company will either purchase the pipeline from Phillips for about $1.5 million or build a new pipeline for about $3.0 million before the next heating season.

8. On October 30, 1998, the Missouri Public Service Commission (MoPSC) issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. Under this docket, the staff must advise the MoPSC of the status of its investigation by April 30, 1999. The Company currently faces one lawsuit and two claims relative to incidents where gas has apparently leaked from direct buried copper service lines. Laclede is unable to predict at this time what action, if any, the MoPSC may take in this docket or the outcome of this lawsuit or any of these claims.

9. This Form 10-Q should be read with the Notes to Consolidated Financial Statements in the Company's 1998 Form 10-K.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AN RESULTS OF OPERATION

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999
----------------------------

Earnings were $1.14 per share compared with $1.04 per share for the comparable quarter last year. While the weather this quarter was 7% colder than during the same period last year, it was 8% warmer than normal. Earnings increased due to expense reductions and higher gas sales, offset partially by higher costs of doing business. The expense reductions resulted from regulatory accounting changes instituted July 1, 1998 as part of the Company's 1998 rate case settlement.

Utility operating revenues were $207.0 million compared with $213.8 million for the quarter ended March 31, 1998. The $6.8 million, or 3.2%, decrease resulted primarily from lower gas costs and lower incentive plan revenue, offset partially by higher gas sales. Laclede's gas costs impact its revenues since those costs are passed on to its customers under its purchased gas adjustment clause. The colder weather led to the higher gas sales. System therms sold and transported increased by 25.7 million therms, or 6.0%, above the quarter ended March 31, 1998.

Utility operating expenses decreased by $8.6 million, or 4.5%, below these expenses in the same quarter last year. Natural and propane gas expense in this quarter decreased $9.0 million, or 6.9%, below the expense for last year's second quarter. This decrease reflects lower rates to the Company for natural and propane gas and lower incentive plan expense, which were partially offset by an increase in gas purchases for the colder weather. Other operation and maintenance expenses decreased $.6 million from last year. This decrease was due to lower net pension costs and distribution expenses, which were largely offset by four items: lower gains on lump sum pension settlements, a higher provision for uncollectible accounts, higher wage rates and other increases in the costs of doing business. Depreciation and amortization expense decreased 19.9% from the amount for the same period last year primarily due to lower depreciation rates which were partially offset by additional depreciable property. The Company instituted the lower depreciation rates on July 1, 1998 as authorized in its 1998 rate case settlement. Taxes, other than income taxes, increased 3.1% over the amount for last year mainly due to higher real estate and personal property taxes in this fiscal year. The $1.9 million increase in income taxes is principally due to higher pre-tax income.

Miscellaneous income and income deductions decreased slightly due to minor variations in several areas. Interest expense dropped by 2.1% due mainly to the redemption in May 1998 of a 9 5/8% first mortgage bond issue. This decrease in long term interest was largely offset by increased short-term interest expense due to higher average borrowings.

Six Months Ended March 31, 1999
-------------------------------

Due to the seasonal nature of the Company's business, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. Fiscal year 1999 earnings will likely be lower than earnings during the first six months of this fiscal year, reflecting typically lower summer sales volumes, partially offset by anticipated lower operating expenses. Earnings were $1.69 per share compared with $1.82 per share for the comparable period last year. The weather was 11% warmer than normal and 6% warmer than last year. The decrease in earnings was primarily due to lower gas sales, lower incentive plan income, and higher costs of doing business. These decreases were partially offset by expense reductions resulting from the regulatory accounting changes instituted July 1, 1998 as part of the settlement of the Company's 1998 rate case.

Utility operating revenues decreased $56.8 million, or 13.7% below the corresponding period of fiscal year 1998. This decrease was primarily due to lower wholesale gas costs, lower gas sales volumes arising from the warmer weather and lower incentive plan revenue. System therms sold and transported decreased by 35.6 million therms, or 4.6% below the level experienced during the six months ended March 31, 1998.

Utility operating expenses decreased by $53.8 million, or 14.4% below last year. Natural and propane gas expense decreased by $48.7 million, or 19.0%, below last year mainly due to lower rates charged by our suppliers, reduced gas purchases resulting from the warmer weather and lower incentive plan expense. Other operation and maintenance expenses increased slightly due to a higher provision for uncollectible accounts, lower gains recognized this fiscal year on lump sum pension settlements, higher wage rates and other increases in the costs of doing business. These increases were largely offset by lower net pension costs and reduced distribution expenses. Depreciation and amortization expense decreased 19.9% primarily due to lower depreciation rates, partially offset by additional depreciable property. Taxes, other than income taxes, decreased by 6.1% principally due to lower gross receipts taxes, mainly reflecting decreased revenues. The $1.2 million decrease in income taxes is mainly due to lower pre-tax income.

Miscellaneous income and income deductions increased $.6 million above the same period last year primarily due to a pre-tax gain of approximately $1.9 million recognized by the Company's wholly-owned subsidiary, Laclede Development Company, on the sale of undeveloped property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate partnership. The gain was partially offset by lower subsidiary income and minor variations in several areas. The 2.8% decrease in interest expense is mainly due to the redemption in May 1998 of a 9 5/8% first mortgage bond issue. This decrease was largely offset by increased short-term interest expense due to higher average borrowings.

Updated Regulatory Matters
--------------------------

On January 26, 1999, Laclede filed a request with the Missouri Public Service Commission (MoPSC) for a general rate increase to recover costs related to the operation of its gas distribution system. Laclede does not anticipate higher rate levels during the current fiscal year, because the MoPSC generally suspends a general rate increase request until it has reviewed and audited the filing, held hearings and reached its determination whether and to what extent the rate increase request should be granted. By statute, the MoPSC process may take no longer than eleven months. Laclede's request is for a rate adjustment that would increase its annual revenues by $30.5 million and increase a typical residential heating customer's bill by about 5.8%, or $3.37 a month. The MoPSC has set August 9, 1999 as the date to begin hearings on the request. Historically, the MoPSC has not granted Laclede's rate increase requests in full.

The Company's gas supply incentive plan became effective October 1, 1996 for a three-year period ending September 30, 1999 as part of a settlement reached in the Company's 1996 rate case. This plan continues to provide significant benefits for both the Company's shareholders and customers. Under this plan, the Company and its customers share in benefits from:
sales of gas outside of the Company's traditional service area, releases of pipeline capacity, savings from discounts off of maximum pipeline transportation rates, and gains and losses as measured against a benchmark level of gas cost. For additional information on the incentive plan, see
Note 4 of Notes to Consolidated Financial Statements, on page 8.

On January 14, 1999, the Company filed tariff sheets with the Missouri Public Service Commission to implement a modified incentive plan for another three-year term commencing upon the expiration of the current incentive plan. The modified incentive plan proposal is scheduled to be heard in July 1999.

Since the Company began operating under the incentive plan in October 1996, Laclede has achieved overall net benefits of $78.4 million for its shareholders and customers. During the six months ended March 31, 1999, the incentive plan operations resulted in gas cost savings of $10.3 million to its customers and $2.0 million in pretax income to its shareholders.


LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements typically peak during colder months when the Company borrows money to cover the gap between when the Company purchases its natural gas and when the Company's customers pay the Company for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 1999, the Company renewed three primary lines of bank credit under which it may borrow up to an aggregate of $30 million prior to January 31, 2000, with renewal of any loans outstanding on that date permitted up to June 30, 2000. An additional $10 million primary line of credit was renewed through March 31, 1999. This, along with a previously obtained $100 million supplemental line of credit extending through August 30, 1999, and an additional $20 million supplemental line of credit obtained for the period of January 1999 through March 20, 1999, provided total lines of credit of $160 million for the majority of the 1998-1999 heating season.

During fiscal 1999 to date, the Company sold commercial paper aggregating to a maximum of $142.5 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $86.0 million at March 31, 1999.

In January 1999, the Missouri Public Service Commission (MoPSC) authorized the Company to issue and sell up to 1,250,000 shares of its common stock. The Company filed a registration statement with the Securities and Exchange Commission for the registration of these shares of common stock on March 15, 1999, which was amended on April 15, 1999. This registration statement is not yet effective. The Company plans, subject to financial market conditions and other factors, to sell these shares in the near future through an underwriting group led by Merrill Lynch & Co. and A.G. Edwards & Sons, Inc. The net proceeds will be used to repay short-term debt.

On April 8, 1999, the MoPSC approved the Company's request for a two-year extension, to April 21, 2001, of its authority to sell up to $25 million of additional first mortgage bonds. The MoPSC originally authorized the issuance and sale of $100 million of first mortgage bonds, of which $75 million has already been issued and sold. The amount and timing of any future issuance will be subject to management's evaluation of need, financial market conditions, and other factors.

Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, owns and operates a propane pipeline which connects Laclede Gas Company's 800,000-barrel, or approximately 33 million gallons, propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois.
Laclede Pipeline Company transports liquid propane through this pipeline to Laclede Gas Company for storage. Laclede Gas Company ultimately vaporizes and uses the propane to supplement its natural gas supply to meet the peak demands on the distribution system. Laclede Pipeline Company's contract with Phillips Petroleum Company, which provided for delivery of up to 35 million gallons of propane annually, expired on March 31, 1999. Laclede Gas Company will not be adversely affected by this termination, as Laclede Pipeline Company will either purchase the pipeline from Phillips for about $1.5 million or build a new pipeline for about $3.0 million before the next heating season.

Construction expenditures for the six months ended March 31, 1999 were $23.0 million compared with $22.1 million for the same period last year. Capitalization at March 31, 1999 increased $18.0 million from September 30, 1998 and consisted of 60.3% common stock equity, .4% preferred stock equity, and 39.3% long-term debt.

The seasonality of the Company's business impacts some balance sheet items such as Accounts Receivable - Net, Natural Gas Stored Underground, Delayed and Advance Customer Billings and Accounts Payable.

ENVIRONMENTAL MATTERS

The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency, Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri. Subsequently, the Company and the state and federal environmental regulatory agencies agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,135,000. As of March 31, 1999, the Company has paid $638,000 and reserved $497,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.

The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri in the Missouri Voluntary Cleanup Program. Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural Resources accepted the Company's application. Acceptance provides opportunities to minimize costs of remediation and maximize possibilities of site development. Laclede submitted a sampling plan to the Missouri Department of Natural Resources on November 16, 1998. The Company is completing the sampling plan. Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $534,000. Currently, the Company has paid $263,000 and reserved an additional $271,000. The Company has requested that other former site owners or operators participate in the cost of any site investigation, but none has yet agreed to do so. The Company plans to seek proportionate reimbursement of all costs relative to this site from those parties or any other potentially responsible parties if practicable.

While the scope or costs relative to the site in Shrewsbury will not be material, the scope or costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers have agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage will not have any material impact on the Company. With regard to the City of St. Louis site, since the scope or costs relative to this site are unknown and may be material, the denial of coverage may have a material impact on the Company.

In the Company's 1998 rate case, the MoPSC approved the Company's continued use of a cost deferral mechanism for these costs. Through this, the Company may apply for appropriate rate recovery of these costs. The recovery of these costs, however, may be challenged in future rate proceedings.

YEAR 2000 ISSUE

Under the mainframe portion of the Company's year 2000 readiness plan, it is upgrading, converting and replacing:
    - mainframe computer hardware
    - attendant operating system software and
    - key mainframe systems and applications.

The majority of these systems and applications have been completely converted and upgraded as well as tested on an initial basis. These systems include customer records, billing and accounting systems. Laclede's critical conversions, upgrades and testing, on an in-house basis as well as with third parties on an integrated basis, will be complete in July 1999. With regard to the few personal computer applications which may be important, their replacements/upgrades will also be complete in July 1999.

Additionally, Laclede has conducted a company-wide program to inventory, evaluate, remediate and test significant equipment, products, services and supplies that it uses. Laclede completed the inventory of these items and services in August 1998, and the evaluation of their importance in September 1998. Under the Company's year 2000 readiness plan, it will test and, to the extent problems are discovered, fix those problems or replace the item. To date, the Company has discovered a minor number of problems which have been addressed. The remediation and testing of those relatively few important items with problems will be complete in July 1999.

The Company has developed and continues to refine its contingency plans for unforeseen critical system or equipment failures. With regard to a temporary loss of electrical and/or communication services, it would at most impair Laclede's ability remotely to operate a small number of pressure regulator stations. Laclede will place trained employees at each of the remotely controlled pressure regulator stations to make any adjustments needed on a manual basis. In addition, the Company will use an in-house radio relay system to maintain any needed communications with its employees in the field. With regard to any temporary natural gas supply interruptions, Laclede operates a large, local natural gas underground storage facility as well as a local propane storage facility which it would use if needed. Any remaining refinement of critical contingency plans will be completed in July 1999.

The Company has directly contacted and received assurances from many of its vendors. This group of vendors includes the natural gas suppliers and transporting pipelines who have assured Laclede that they will be able to supply natural gas to us after 1999 without interruption. We continue to actively pursue on a case-by-case basis any necessary verification of the vendors' ability to continue to supply the items and services to Laclede in the year 2000. The Company has included the natural gas suppliers and pipelines in the group needing further verification. Laclede plans to complete this verification process in July 1999. If the Company does not believe a vendor will be able to provide a needed item or service in the year 2000, it will use alternate vendors and develop contingency plans for any prospective unavailability of the needed item or service.

As of March 31, 1999, the Company has incurred total costs of approximately $14.6 million for replacements and modifications of various computer systems. Of this amount, Laclede capitalized $13.1 million and charged $1.5 million to expense. The Company has used funds from internally generated cash flows and short-term borrowings to pay these costs. The Company currently estimates that costs remaining to be incurred during fiscal 1999 will amount to approximately $4 million. In the 1998 rate case, the Missouri Public Service Commission authorized Laclede to capitalize the costs incurred in connection with making its information systems ready for year 2000 operations. The MoPSC also authorized Laclede to defer any interim property tax, depreciation or carrying cost expenses that it may incur in connection with these capitalized items. Laclede may apply for recovery of these interim expenses in rate proceedings.


OTHER MATTERS

In September 1997, the staff of the Missouri Public Service Commission (MoPSC) recommended that Laclede refund $3.6 million to its ratepayers in connection with its sale of gas outside of Missouri during fiscal 1996, prior to the approval of the incentive plan. Laclede believes it had full authority to enter into these transactions in part under the implementation of the Federal Energy Regulatory Commission's Order No. 636. Laclede filed testimony opposing the recommendation made by the Staff of the MoPSC. Formal hearings were held on this issue in October 1998. On April 20, 1999 the MoPSC issued its order rejecting the proposal of its staff. This order will become effective on April 30, 1999. Any request for rehearing of the order must be filed by April 30, 1999.

At the federal level, the Federal Energy Regulatory Commission (FERC) this year undertook several initiatives to consider changes in the regulation of interstate pipeline transportation service that could affect the Company's future costs and, ultimately, the rates its customers pay. These initiatives include a proposed requirement that pipelines auction their short-term capacity and that they be permitted to negotiate rates and terms of service on an individual basis with their customers. The Company is monitoring these developments closely and will intervene when necessary so that the best interests of both the Company and its customers are addressed in changes that may eventually be approved by the FERC.

On April 6, 1999, voters in Wentzville, Missouri, in western St. Charles County, granted Laclede, by a 3-to-1 margin, a 20 year non-exclusive franchise to provide natural gas service to much of the city south of Interstate 70, west of Lake St. Louis. This is an important strategic accomplishment that paves the way for Laclede to continue its westward expansion throughout St. Charles County in areas where the Company anticipates significant growth to occur during the next few years. Missouri Public Service Commission authority also is necessary, and the Company is awaiting the Commission's approval for it to serve specifically this portion of Wentzville, as well as currently unincorporated adjacent areas.


FORWARD-LOOKING STATEMENTS

Certain statements in this 10-Q are forward-looking statements made based upon the Company's expectations and beliefs concerning future developments and their potential effect on Laclede. These statements, however, do not include financial statements and other statements of historical fact. The forward-looking statements may be identified by the use of such terms as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Future developments may not be in accordance with the Company's expectations or beliefs and the effect of future developments on Laclede may not be those anticipated. Among the factors that may cause actual results to differ materially from those contemplated in any forward-looking statements are:
    -  weather conditions and catastrophic events

    -  changes in transportation and gas supply costs or availability
    - regulatory actions and initiatives of federal and state regulatory agencies, some of which could be retroactive, including those affecting:
        --  financings
        --  allowed rates of return
        --  incentive regulation
        --  industry and rate structure
        --  purchase gas adjustment provisions
        --  franchise renewal
        --  environmental or safety requirements
    -  the effects of any industry or corporate restructuring
    -  conservation efforts of our customers
    - economic factors such as changes in the conditions of capital markets, interest rates and rates of inflation
    -  inability to retain existing customers or to attract new customers
    - ability to obtain funds from operations or the sale of debt or equity to finance necessary capital expenditures and other investments
    -  employee work force issues
    -  statutory or tax changes
    -  changes in accounting standards and
    - the effectiveness of Year 2000 computer system remediation efforts by third parties and unknown Year 2000 related problems

The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a discussion of environmental matters, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Financial Information.

         On October 30, 1998, the Missouri Public Service Commission (MoPSC) issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. Under this docket, the staff must advise the MoPSC of the status of its investigation by April 30, 1999. The Company currently faces one lawsuit and two claims relative to incidents where gas has apparently leaked from direct buried copper service lines. Laclede is unable to predict at this time what action, if any, the MoPSC may take in this docket or the outcome of this lawsuit or any of these claims.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Laclede Gas Company was held on January 28, 1999 for the purpose of electing three directors to the Board of Directors and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act of 1934.

         All of management's nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                Name of                      Shares
            Director Nominee                Voted For        Voted Withheld
            ----------------               ----------        --------------
            Richard E. Beumer              13,944,838            141,830
            Robert C. Jaudes               13,479,943            141,830
            Robert P. Stupp                13,902,772            141,830


         The proposal to ratify the appointment of Deloitte & Touche LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 1999 was passed upon the following vote:

             Shares Voted:
             ------------
             For the proposal                13,720,556
             Against the proposal                93,835
             Abstain regarding the proposal     103,289

Item 5.  Other Information

         Effective April 1, 1999 Richard E. Beumer, Chairman and CEO of Sverdrup Corporation, resigned from Laclede's Board of Directors. Recently, Sverdrup merged with Jacobs Engineering Group Inc. Mr. Beumer was elected to the additional position of Vice Chairman of Jacobs, which has a board meeting schedule that directly coincides and conflicts with those of Laclede Gas.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K during the quarter ended March 31, 1999.

         Item Reported:

         On January 28, 1999 the Company issued its news release announcing financial results as of December 31, 1998. The news release was attached as Exhibit 1 to the Form 8-K.

         Date of Report (Date of Earliest Event Reported):
           January 28, 1999.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date: April 23, 1999                                G. T. McNeive, Jr.

                                                  -------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


10.1          Line of Credit Agreement dated January 22, 1999
              with Mercantile Bank.                                 24

10.2          Line of Credit Agreement dated January 15, 1999
              with Commerce Bank.                                   26

10.3          Line of Credit Agreement dated January 31, 1999
              with NationsBank, N.A.                                28

27            Financial Data Schedule UT                            30