Form 10-Q
period 1999-06-30
LACLEDE GAS CO
filed 1999-08-06
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1999

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

18,877,987 shares, Common Stock, par value $1 per share at 8/6/99.

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

(In Thousands, Except Per Share Amounts)
                                    Three Months Ended    Nine Months Ended
                                         June 30,             June 30,
                                      1999       1998      1999       1998
                                      ----       ----      ----       ----
Operating Revenues:
  Utility operating revenues         $66,010    $77,193  $422,662   $490,686
  Non-utility operating revenues       4,388      3,102    12,235     11,912
                                    -------------------  -------------------
    Total Operating Revenues          70,398     80,295   434,897    502,598
                                    -------------------  -------------------
Operating Expenses:
  Utility Operating Expenses
    Natural and propane gas           24,628     34,486   232,336    290,876
    Other operation expenses          18,959     20,239    64,884     65,999
    Maintenance                        4,839      4,636    14,634     14,091
    Depreciation and amortization      5,386      6,771    16,013     20,038
    Taxes, other than income taxes     8,564      8,636    35,337     37,143
                                    -------------------  -------------------
    Total utility operating expenses  62,376     74,768   363,204    428,147
  Non-utility operating expenses       4,280      2,854    12,274     10,281
                                    -------------------  -------------------
    Total Operating Expenses          66,656     77,622   375,478    438,428
                                    -------------------  -------------------
Operating Income                       3,742      2,673    59,419     64,170
Other Income and Income
  Deductions-Net                         382        110     3,491        838
                                    -------------------  -------------------
Income Before Interest and
  Income Taxes                         4,124      2,783    62,910     65,008
                                    -------------------  -------------------
Interest Charges:
  Interest on long-term debt           3,488      3,648    10,182     11,450
  Other interest charges               1,300      1,344     5,418      4,664
                                    -------------------  -------------------
    Total Interest Charges             4,788      4,992    15,600     16,114
                                    -------------------  -------------------
Income Before Income Taxes              (664)    (2,209)   47,310     48,894
Income Taxes (Note 3)                   (859)    (1,303)   17,270     17,797
                                    -------------------  -------------------
Net Income                               195       (906)   30,040     31,097
Dividends on Preferred Stock              24         24        73         73
                                    -------------------  -------------------
Earnings Applicable to Common Stock  $   171    $  (930) $ 29,967   $ 31,024
                                    ===================  ===================
Average Number of Common
  Shares Outstanding                  18,411     17,611    17,889     17,587

Earnings Per Share of Common Stock      $.01      $(.05)    $1.68      $1.76

Dividends Declared Per Share
  of Common Stock                      $.335       $.33    $1.005       $.99

             See notes to consolidated financial statements.

             LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                                                       June 30     Sept. 30
                                                         1999        1998
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS

Utility Plant                                          $864,941    $833,685
   Less:  Accumulated depreciation and amortization     352,295     343,100
                                                       --------------------
   Net Utility Plant                                    512,646     490,585
                                                       --------------------
Other Property and Investments                           29,914      33,834
                                                       --------------------
Current Assets:
   Cash and cash equivalents                             11,472       3,718
   Accounts receivable - net                             45,944      46,055
   Materials, supplies, and merchandise at avg cost       5,823       5,591
   Natural gas stored underground for current use
      at LIFO cost                                       28,945      54,973
   Propane gas for current use at FIFO cost              11,700      12,840
   Prepayments                                            2,530       2,927
   Deferred income taxes                                  6,316       9,933
                                                       --------------------
      Total Current Assets                              112,730     136,037
                                                       --------------------
Deferred Charges                                        137,236     110,691
                                                       --------------------
Total Assets                                           $792,526    $771,147
                                                       ====================


             See notes to consolidated financial statements.





















              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                                                       June 30     Sept. 30
                                                         1999        1998
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (Issued - June 1999, 20,743,625
      shares; Sept. 1998, 19,493,625 shares)          $ 20,744    $ 19,494
   Paid-in capital                                      85,951      62,966
   Retained earnings                                   210,174     198,342
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        292,852     256,785
   Redeemable preferred stock                            1,958       1,960
   Long-term debt (less sinking fund requirements)     204,215     179,238
                                                      --------------------
         Total Capitalization                          499,025     437,983
                                                      --------------------
Current Liabilities:
   Notes payable                                        42,500      98,500
   Accounts payable                                     22,422      20,692
   Refunds due customers                                 1,400       7,589
   Advance customer billings                               920       8,936
   Taxes accrued                                        14,944       8,690
   Unamortized purchased gas adjustments                 3,894      15,815
   Other                                                21,504      23,429
                                                      --------------------
     Total Current Liabilities                         107,584     183,651
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                               115,728     102,856
   Unamortized investment tax credits                    6,673       6,933
   Other                                                63,516      39,724
                                                      --------------------
      Total Deferred Credits and Other Liabilities     185,917     149,513
                                                      --------------------
Total Capitalization and Liabilities                  $792,526    $771,147
                                                      ====================


             See notes to consolidated financial statements.












              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Nine Months Ended
                                                              June 30,
                                                         1999        1998
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                          Operating
Activities:
 Net Income                                           $ 30,040    $ 31,097
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       16,151      20,112
    Deferred income taxes and investment tax credits     4,460       2,423
    Other - net                                         (2,181)       (700)
    Changes in assets and liabilities:
       Accounts receivable - net                           111      (4,010)
       Unamortized purchased gas adjustments           (11,921)    (10,981)
       Deferred purchased gas costs                     28,178      22,694
       Delayed customer billings - net                  (8,016)    (22,246)
       Accounts payable                                  1,730      (5,962)
       Refunds due customers                            (6,189)      7,479
       Taxes accrued                                     6,254       7,882
       Natural gas stored underground                   26,028      28,387
       Other assets and liabilities                    (20,500)    (14,009)
                                                      --------------------
         Net cash provided by operating activities      64,145      62,166
                                                      --------------------
Investing Activities:
 Construction expenditures                             (36,566)    (35,920)
 Investments - non-utility                               1,300      (1,344)
 Employee benefit trusts                                 4,019        (160)
 Other                                                    (677)         56
                                                      --------------------
         Net cash used in investing activities         (31,924)    (37,368)
                                                      --------------------
Financing Activities:
  Repayment of short-term debt                         (56,000)     (9,000)
  Issuance of common stock                              24,235       1,415
  Dividends paid                                       (17,700)    (17,379)
  Issuance of first mortgage bonds                      25,000      25,000
  Retirement of first mortgage bonds                         -     (25,000)
  Redemption of preferred stock                             (2)          -
                                                      --------------------
         Net cash used in financing activities         (24,467)    (24,964)
                                                      --------------------
Net Increase (Decrease) in Cash and Cash Equivalents     7,754        (166)
Cash and Cash Equivalents at Beginning of Period         3,718       4,508
                                                      --------------------
Cash and Cash Equivalents at End of Period            $ 11,472    $  4,342
                                                      ====================
Supplemental Disclosure of Cash Paid
 During the Period for:
  Interest                                             $17,727     $18,669
  Income taxes                                           5,076       4,766

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                Three Months Ended     Nine Months Ended
                                     June 30,               June 30,
                                ------------------     -----------------
                                1999         1998      1999        1998
                                ----         ----      ----        ----
                                           (Thousands of Dollars)
    Utility Operations
       Current:
          Federal               $(9,055)  $(7,772)    $11,187   $12,894
          State and local        (1,539)   (1,321)      1,872     2,253

       Deferred:
          Federal                 8,466     6,774       3,088     1,826
          State and local         1,513     1,219         583       505
                                -----------------     -----------------
       Subtotal                 $  (615)  $(1,100)    $16,730   $17,478
                                -----------------     -----------------

    Non-Utility Operating
       Income and Other Income
       and Deductions
       Current:
          Federal               $  (571)  $  (234)    $  (254)  $   171
          State and local           (40)       (2)          5        56

       Deferred:
          Federal                   317        28         681        79
          State and local            50         5         108        13
                                -----------------     -----------------
       Subtotal                 $  (244)  $  (203)    $   540   $   319
                                -----------------     -----------------
                  Total         $  (859)  $(1,303)    $17,270   $17,797
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

                                 Three Months Ended     Nine Months Ended
                                      June 30,              June 30,
                                -------------------    -------------------
                                  1999       1998        1999       1998
                                  ----       ----        ----       ----
                                          (Thousands of Dollars)
    Net Benefits to Customers
      and Shareholders          $ 7,774    $ 7,923     $20,123    $23,191
    ---------------------------------------------------------------------

    Shareholder Benefits
    Incentive Plan Revenues     $ 3,040    $ 6,877     $14,184    $24,504
    Incentive Plan Gas Expense    1,506      5,424      10,674     19,662
                                -------    -------     -------    -------
    Company Share -
         Pretax Income          $ 1,534    $ 1,453     $ 3,510    $ 4,842
                                =======    =======     =======    =======

    The incentive plan revenues are included in the utility operating revenues line in the Company's financial statements. Expenses related to the incentive plan are included in the natural and propane gas expense line in the financial statements.

    Hearings were held in late July before the Missouri Public Service Commission regarding the Company's request to extend for another three years the Gas Supply Incentive Plan with some modifications. The current program is scheduled to expire September 30, 1999, and the Commission has recognized the need for a timely resolution of this matter.

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

    1998. On April 20, 1999 the MoPSC issued its order rejecting the proposal of its staff. This order became effective on April 30, 1999. One of the parties sought a rehearing of the MoPSC's order denying the staff's refund proposal. This request for rehearing was denied, and no further appeals were taken. This matter is now closed.

6. The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency, Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri. Subsequently, the Company and the state and federal environmental regulatory agencies agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,135,000. As of June 30, 1999, the Company has paid $638,000 and reserved $497,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.

    The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri in the Missouri Voluntary Cleanup Program. Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural Resources accepted the Company's application. Acceptance provides opportunities to minimize costs of remediation and maximize possibilities of site development. Laclede submitted a site investigation plan to the Missouri Department of Natural Resources on November 16, 1998, which investigation is now complete. Recently, Laclede sent its report on the investigation to the Missouri Department of Natural Resources. Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $534,000. Currently, the Company has paid $297,000 and reserved an additional $237,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator, who is currently in a Chapter 11 bankruptcy proceeding, recently agreed to participate in these costs, and the agreement recently received the bankruptcy court's approval. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

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

    In the Company's 1998 rate case, the MoPSC approved the Company's continued use of a cost deferral mechanism for these costs. Through this, the Company is applying for appropriate rate recovery of these costs in its current rate case. The recovery of these costs, however, is being questioned in Laclede's current rate proceeding.

7. Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, owns and operates a propane pipeline which connects Laclede Gas Company's 800,000-barrel, or approximately 33 million gallons, propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois.
    Laclede Pipeline Company transports liquid propane through this pipeline to Laclede Gas Company for storage. Laclede Gas Company ultimately vaporizes and uses the propane to supplement its natural gas supply to meet the peak demands on the distribution system. Laclede Pipeline Company's contract with Phillips Petroleum Company, which provided for delivery of up to 35 million gallons of propane annually, expired on March 31, 1999. Laclede Gas Company will not be adversely affected by this termination, as Laclede Pipeline Company purchased the connecting pipeline from Phillips for approximately $1.4 million in June 1999, allowing adequate access to propane supply markets.

8. On October 30, 1998, the Missouri Public Service Commission (MoPSC) issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. At this time, the Staff is continuing its investigation and expects to issue its recommendations by August 30, 1999. The Company currently faces two lawsuits and one claim relative to incidents where gas has apparently leaked from direct buried copper service lines. Laclede is unable to predict at this time what action, if any, the MoPSC may take in this docket or the outcome of this lawsuit or any of these claims.

9. This Form 10-Q should be read with the Notes to Consolidated Financial Statements in the Company's 1998 Form 10-K.

10. Basis of Consolidation - The consolidated financial statements include the accounts of the Laclede Gas Company and its subsidiary companies (Company). All subsidiaries are wholly owned and all appropriate intercompany transactions have been eliminated. Certain prior-period amounts have been reclassified to conform to current-period presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AN RESULTS OF OPERATION

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999
----------------------------

Due to the seasonal nature of the Company's core gas distribution business, earnings are typically concentrated in the first six months of the fiscal year, the period that corresponds with the heating season. In the remaining warm spring and summer months, gas sales volumes are low, and revenues and earnings generally decline. This year, the Company earned a third-quarter profit, although modest, due largely to an effective cost-control program which resulted in expense reductions.

The Company's quarterly earnings were $.01 per share compared with a loss of $.05 per share in the same quarter last year. The expense reductions, some of which resulted from regulatory accounting changes instituted July 1, 1998 as part of the Company's 1998 rate case settlement, were partially offset by the effect of lower gas sales volumes resulting from weather that was 22% warmer than in the same period last year.

Utility operating revenues for the quarter were $66.0 million compared with $77.2 million for the quarter ended June 30, 1998. The $11.2 million, or 14.5%, decrease resulted primarily from lower gas costs, lower gas supply incentive plan revenues and lower gas sales. Laclede's gas costs impact its revenues since those costs are passed on to its customers under its purchased gas adjustment clause. The warmer weather led to the lower gas sales. System therms sold and transported decreased by 9.4 million therms, or 6.7%, below the quarter ended June 30, 1998.

Non-utility operating revenues for this quarter increased $1.3 million from those revenues for the same quarter last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary of the Company.

Utility operating expenses decreased by $12.4 million, or 16.6%, below these expenses in the same quarter last year. Natural and propane gas expense in this quarter decreased $9.9 million, or 28.6%, below the expense for last year's third quarter. This decrease reflects lower rates to the Company for natural and propane gas, lower incentive plan expense and a decrease in gas purchases resulting from the warmer weather. Other operation and maintenance expenses decreased $1.1 million from last year. This decrease was mainly due to lower net pension costs, which were largely offset by a higher provision for uncollectible accounts and higher wage rates. Depreciation and amortization expense decreased 20.5% from the amount for the same period last year primarily due to lower depreciation rates which were partially offset by additional depreciable property. The Company instituted the lower depreciation rates on July 1, 1998 as authorized in its 1998 rate case settlement. Taxes, other than income taxes, decreased slightly below the amount for last year mainly due to lower gross receipts taxes (reflecting decreased revenues) largely offset by higher real estate and personal property taxes in this fiscal year.

Non-utility operating expenses increased $1.4 million this quarter mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary of the Company.

Other income and income deductions increased $.3 million due to a gain recognized on a minor sale of land. Interest charges dropped by 4.1% due mainly to the redemption in May 1998 of a 9 5/8% first mortgage bond issue and decreased short-term interest expense due to lower average borrowings. This decrease in interest expense was partially offset by higher interest on long-term debt resulting from the issuance of $25 million of 7% first mortgage bonds in June 1999.


Nine Months Ended June 30, 1999
-------------------------------

Earnings were $1.68 per share compared with $1.76 per share for the comparable period last year. The weather was 12% warmer than normal and 7% warmer than last year. The decrease in earnings was primarily due to lower gas sales arising from the warm weather, partially offset by expense reductions.

Utility operating revenues decreased $68.0 million, or 13.9% below the corresponding period of fiscal year 1998. This decrease was primarily due to lower wholesale gas costs, lower gas sales volumes arising from the warmer weather and lower incentive plan revenues. System therms sold and transported decreased by 45.1 million therms, or 4.9% below the level experienced during the nine months ended June 30, 1998.

Non-utility operating revenues increased $.3 million this fiscal year primarily due to higher gas marketing sales, partially offset by minor variations in several areas.

Utility operating expenses decreased by $64.9 million, or 15.2% below last year. Natural and propane gas expense decreased by $58.5 million, or 20.1%, below last year mainly due to lower rates charged by our suppliers, reduced gas purchases resulting from the warmer weather and lower incentive plan expense. Other operation and maintenance expenses decreased slightly primarily due to lower net pension costs (due in part from regulatory accounting changes instituted July 1, 1998) and reduced distribution expenses. These decreases were largely offset by a higher provision for uncollectible accounts, lower gains recognized this fiscal year on lump sum pension settlements, higher wage rates and a higher provision for injuries and damages. Depreciation and amortization expense decreased 20.1% primarily due to the lower depreciation rates effective July 1, 1998, partially offset by additional depreciable property. Taxes, other than income taxes, decreased by 4.9% principally due to lower gross receipts taxes (mainly reflecting decreased revenues), partially offset by higher real estate and personal property taxes in this fiscal year.

Non-utility operating expenses increased $2.0 million this fiscal year mainly due to higher costs incurred by the Company's wholly-owned subsidiary, Laclede Energy Resources, Inc., related to natural gas financial instruments and gas expense associated with gas marketing activities.

Other income and income deductions increased $2.7 million above the same period last year primarily due to a pre-tax gain of approximately $1.9 million recognized by the Company's wholly-owned subsidiary, Laclede Development Company, on the sale of undeveloped property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate partnership. The increase was also attributable to improved results in several areas. The 3.2% decrease in interest charges is mainly due to the redemption in May 1998 of a 9 5/8% first mortgage bond issue.

This decrease was partially offset by increased short-term interest expense due to higher average borrowings and higher interest on long-term debt resulting from the issuance of $25 million of 7% first mortgage bonds in June 1999.

The $.5 million decrease in income taxes is principally due to lower pre-tax income.


Updated Regulatory Matters
--------------------------

On January 26, 1999, Laclede filed a request with the Missouri Public Service Commission (MoPSC) for a general rate increase to recover costs related to the operation of its gas distribution system. Laclede does not anticipate higher rate levels during the current fiscal year, because the MoPSC generally suspends a general rate increase request until it has reviewed and audited the filing, held hearings and reached its determination whether and to what extent the rate increase request should be granted. By statute, the MoPSC process may take no longer than eleven months. Laclede's request is for a rate adjustment that would increase its annual revenues by $30.5 million and increase a typical residential heating customer's bill by about 5.8%, or $3.37 a month. A series of pre-hearing conferences were held in mid-July with the Commission's Staff, the Office of Public Counsel and other parties regarding our proposed general rate increase. In the event the Company does not obtain an adequate resolution of the issues involved, a full hearing before the Commission is scheduled to begin on August 30, 1999. Historically, the MoPSC has not granted Laclede's rate increase requests in full.

The Company's gas supply incentive plan became effective October 1, 1996 for a three-year period ending September 30, 1999 as part of a settlement reached in the Company's 1996 rate case. This plan continues to provide significant benefits for both the Company's shareholders and customers. Under this plan, the Company and its customers share in benefits from:
sales of gas outside of the Company's traditional service area, releases of pipeline capacity, savings from discounts off of maximum pipeline transportation rates, and gains and losses as measured against a benchmark level of gas cost. For additional information on the incentive plan, see
Note 4 of Notes to Consolidated Financial Statements, on page 8. Hearings were held in late July before the Missouri Public Service Commission regarding the Company's request to extend for another three years the Gas Supply Incentive Plan with some modifications. The current program is scheduled to expire September 30, 1999, and the Commission has recognized the need for a timely resolution of this matter.

Since the Company began operating under the incentive plan in October 1996, Laclede has achieved overall net benefits of $86.2 million for its shareholders and customers. During the nine months ended June 30, 1999, the incentive plan operations resulted in gas cost savings of $16.6 million to its customers and $3.5 million in pretax income to its shareholders.

On July 21, 1999, the Missouri Public Service Commission gave final approval to Laclede's proposal to extend and significantly modify its existing Price Stabilization Program. Under the initial program, which was first approved in 1997, Laclede was authorized to purchase certain financial instruments to protect its customers during the heating season from unusually large increases in the unregulated cost of natural gas. Under the modifications proposed by the Company and approved by the Commission, Laclede still will provide significant price protection for its customers above a pre-determined level but it will now have the opportunity to share in any gains and cost reductions realized under the program. Laclede believes this new program can provide significant benefits for both its customers and shareholders.


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

During fiscal 1999 to date, the Company sold commercial paper aggregating to a maximum of $142.5 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $42.5 million at June 30, 1999.

In January 1999, the Missouri Public Service Commission (MoPSC) authorized the Company to issue and sell up to 1,250,000 shares of its common stock. The Company filed a registration statement with the Securities and Exchange Commission for the registration of these shares of common stock on March 15, 1999. The registration statement was amended on April 15, 1999 and April 27, 1999 and became effective on April 29, 1999. On May 5, 1999, the Company issued and sold 1,250,000 shares of its common stock to the public through an underwriting group led by Merrill Lynch & Co. and A.G. Edwards & Sons, Inc. The net proceeds were used to repay short-term debt.

On April 8, 1999, the MoPSC approved the Company's request for a two-year extension, to April 21, 2001, of its authority to sell up to $25 million of additional first mortgage bonds. The MoPSC originally authorized the issuance and sale of $100 million of first mortgage bonds, of which $75 million had already been issued and sold. On June 2, 1999, the Company issued the remaining $25.0 million first mortgage bonds with an interest rate of 7%, at an overall cost to the Company of 7.04%. The bonds were dated June 1, 1999 and mature June 1, 2029. The proceeds were used to repay short-term debt. The bonds were rated Aa3 by Moody's and AA- by Standard & Poor's. The ratings also apply to the Company's other outstanding bonds.

Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, owns and operates a propane pipeline which connects Laclede Gas
Company's 800,000-barrel, or approximately 33 million gallons, propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois.
Laclede Pipeline Company transports liquid propane through this pipeline to Laclede Gas Company for storage. Laclede Gas Company ultimately vaporizes and uses the propane to supplement its natural gas supply to meet the peak demands on the distribution system. Laclede Pipeline Company's contract with Phillips Petroleum Company, which provided for delivery of up to 35 million gallons of propane annually, expired on March 31, 1999. Laclede Gas Company will not be adversely affected by this termination, as Laclede Pipeline Company purchased the connecting pipeline from Phillips for approximately $1.4 million in June 1999, allowing adequate access to supply markets.

Construction expenditures for the nine months ended June 30, 1999 were $36.6 million compared with $35.9 million for the same period last year. Capitalization at June 30, 1999 increased $61.0 million from September 30, 1998 and consisted of 58.7% common stock equity, .4% preferred stock equity, and 40.9% long-term debt.

The seasonality of the Company's business impacts some balance sheet items such as Natural Gas Stored Underground, Notes Payable and
Advance Customer Billings.


ENVIRONMENTAL MATTERS

The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency, Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri. Subsequently, the Company and the state and federal environmental regulatory agencies agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,135,000. As of June 30, 1999, the Company has paid $638,000 and reserved $497,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.

The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri in the Missouri Voluntary Cleanup Program. Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural
Resources accepted the Company's application. Acceptance provides opportunities to minimize costs of remediation and maximize possibilities of site development. Laclede submitted a site investigation plan to the Missouri Department of Natural Resources on November 16, 1998, which investigation is now complete. Recently, Laclede sent its report on the investigation to the Missouri Department of Natural Resources. Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $534,000. Currently, the Company has paid $297,000 and reserved an additional $237,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator, who is currently in a Chapter 11 bankruptcy proceeding, recently agreed to participate in these costs, and the agreement recently received the bankruptcy court's approval. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

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

In the Company's 1998 rate case, the MoPSC approved the Company's continued use of a cost deferral mechanism for these costs. Through this, the Company is applying for appropriate rate recovery of these costs in its current rate case. The recovery of these costs, however, is being questioned in Laclede's current rate proceeding.


YEAR 2000 ISSUE

Laclede Gas Company is well into the process of assessing and addressing the Year 2000 issues that might adversely affect Laclede.

Under the mainframe portion of the Company's year 2000 readiness plan, it is upgrading, converting and replacing:
    - mainframe computer hardware;
    - attendant operating system software; and
    - key mainframe systems and applications.

The majority of these systems and applications have been completely converted and upgraded as well as tested on an initial basis. These systems include customer records, billing and accounting systems. With regard to the few personal computer applications which may be important, their replacements/upgrades are currently being implemented. Testing will continue on an ongoing basis.

Additionally, Laclede has conducted a company-wide program to inventory, evaluate, remediate and test significant equipment, products, services and supplies that it uses. Laclede completed the inventory of these items and services in August 1998, and the evaluation of their importance in September 1998. Under the Company's year 2000 readiness plan, it will test and, to the extent problems are discovered, fix those problems or replace the item. The remediation of those relatively few important items with problems has been developed and its implementation is in process.

The Company has developed and continues to refine its contingency plans for unforeseen critical system or equipment failures. With regard to a temporary loss of electrical and/or communication services, it would at most impair Laclede's ability to operate remotely a small number of pressure regulator stations. Laclede will place trained employees at each of the remotely controlled pressure regulator stations to make any adjustments needed on a manual basis. In addition, the Company will use an in-house radio relay system to maintain any needed communications with its employees in the field. With regard to any temporary natural gas supply interruptions, Laclede operates a large, local natural gas underground storage facility as well as a local propane storage facility which it would use if needed. Contingency planning is substantially complete. The plans will continue to be reviewed for adequacy and improved upon if necessary during the remainder of this year.

The Company has directly contacted and received assurances from many of its vendors. This group of vendors includes the natural gas suppliers and transporting pipelines who have assured Laclede that they will be able to supply natural gas to us after 1999 without interruption. Laclede has, to the extent possible, verified the vendors' ability to continue to supply the items and services to Laclede in the year 2000. The Company will conduct additional follow-ups during the remainder of the year to verify further the ability of the Company's vendors to continue to supply items and services through the transition into the year 2000 and beyond. If the Company does not believe a vendor will be able to provide a needed item or service in the year 2000, it will use alternate vendors and develop contingency plans for any prospective unavailability of the needed item or service.

Based on all of the information available to us at this time, we do not expect to experience any interruption in Laclede's business operations, or to cause any materially adverse consequences to our customers, as a result of the year 2000 situation.

As of June 30, 1999, the Company has incurred total costs of approximately $16.2 million for replacements and modifications of various computer systems. Of this amount, Laclede capitalized $14.7 million and charged $1.5 million to expense. The Company has used funds from internally generated cash flows and short-term borrowings to pay these costs. The Company currently estimates that costs remaining to be incurred during fiscal 1999 will amount to approximately $2 million. In the 1998 rate case, the Missouri Public Service Commission authorized Laclede to capitalize the costs incurred in connection with making its information systems ready for year 2000 operations. The MoPSC also authorized Laclede to defer any interim property tax, depreciation or carrying cost expenses that it may incur in connection with these capitalized items. Laclede has applied for recovery of these interim expenses in its current rate proceeding. However, recovery is being questioned.


OTHER MATTERS

In September 1997, the staff of the Missouri Public Service Commission (MoPSC) recommended that Laclede refund $3.6 million to its ratepayers in connection with its sale of gas outside of Missouri during fiscal 1996, prior to the approval of the incentive plan. Laclede believes it had full authority to enter into these transactions in part under the implementation of the Federal Energy Regulatory Commission's Order No. 636. Laclede filed testimony opposing the recommendation made by the staff of the MoPSC.
Formal hearings were held on this issue in October 1998. On April 20, 1999 the MoPSC issued its order rejecting the proposal of its staff. This order became effective on April 30, 1999. One of the parties sought a rehearing of the MoPSC's order denying the staff's refund proposal. This request for rehearing was denied, and no further appeals were taken. This matter is now closed.

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

On April 6, 1999, voters in Wentzville, Missouri, in western St. Charles County, granted Laclede, by a 3-to-1 margin, a 20 year non-exclusive franchise to provide natural gas service to much of the city south of Interstate 70, west of Lake St. Louis. This will allow Laclede to continue expansion of its service area in areas where the Company anticipates significant growth to occur during the next few years. The Company received the Missouri Public Service Commission's approval to serve specifically this portion of Wentzville, as well as currently unincorporated adjacent areas.


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


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a discussion of environmental matters, see Note 6 of the Notes to Consolidated Financial Statements in Part I, Financial Information.

         On October 30, 1998, the Missouri Public Service Commission (MoPSC) issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. At this time, the Staff is continuing its investigation and expects to issue its recommendations by August 30, 1999. The Company currently faces two lawsuits and one claim relative to incidents where gas has apparently leaked from direct buried copper service lines. Laclede is unable to predict at this time what action, if any, the MoPSC may take in this docket or the outcome of this lawsuit or any of these claims.

         Superior Oil Company and Union Pacific Railroad Company dismissed, without prejudice, their action against Laclede Gas Company seeking contribution under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 for costs incurred and to be incurred in remediating a site in St. Louis.


Item 5.  Other Information

         Effective June 1, 1999, the Board of Directors of Laclede Gas Company elected Mr. W. Stephen Maritz, President and Chief Executive Officer of Maritz Inc., to fill the vacant position on the Board. The vacancy resulted from the resignation of Mr. Richard E. Beumer, Vice Chairman of Jacobs Engineering Group Inc. The board meeting schedule for Jacobs directly coincided and conflicted with the board meeting schedule of Laclede Gas Company.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed two Form 8-Ks during the quarter ended June 30, 1999.

         Item Reported in Form 8-K with April 29, 1999 Date of Report:

         Item 5. Other Events - Pursuant to an underwriting agreement dated April 29, 1999, Laclede Gas Company on May 5, 1999 sold to the underwriters named on schedule I to the underwriting agreement, 1,250,000 shares of its common stock, par value $1 per share. The Company filed the registration statement on Form S-3
         (No. 333-74423) with respect to the shares on March 15, 1999, Amendment No. 1 to the S-3 on April 15, 1999, and Amendment No. 2 to the S-3 on April 27, 1999. The Securities and Exchange Commission declared it effective on April 29, 1999. A copy of the underwriting agreement was exhibit 1 to the Form 8-K. The Company issued a press release regarding the sale of the 1,250,000 shares on May 5, 1999, a copy of which was attached as exhibit 2 to the Form 8-K.

         Item reported in Form 8-K with May 27, 1999 Date of Report:

         Item 5. Other Events - Pursuant to an underwriting agreement, effective May 27, 1999, Laclede Gas Company on June 2, 1999 sold to ABN AMRO Incorporated, the underwriter named on schedule I of the underwriting agreement, $25,000,000 aggregate principal amount of its first mortgage bonds, 7% series due June 1, 2029. The bonds were issued under the Mortgage and Deed of Trust, dated as of February 1, 1945, under which State Street Bank and Trust Company of Missouri, N.A. is the present trustee. Such mortgage and deed of trust had previously been amended and supplemented by a Twenty-Fourth Supplemental Indenture, dated as of June 1, 1999. The registration statement on Form S-3 with respect to the first mortgage bonds (File no. 33-60996) was filed by Laclede Gas Company on April 13, 1993 and declared effective by the Securities and Exchange Commission on April 21, 1993. The underwriting agreement and the supplemental indenture were exhibits 1.01 and 4.01, respectively, to the Form 8-K.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY


Date: August 6, 1999
                                                    G. T. McNeive, Jr.
                                                  ---------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------

4             Twenty-Fourth Supplemental Indenture
              dated May 27, 1999 entered in to by Laclede
              Gas Company and ABN AMRO Incorporated
              relative to the first mortgage bonds,
              incorporated by reference from exhibit 4.01 to Form 8-K filed on June 4, 1999
              (File No. 1-1822).


27            Financial Data Schedule UT                            24