Form 10-K405
period 1999-09-30
LACLEDE GAS CO
filed 1999-12-20
CIK 57183

                   SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.


                                FORM 10-K

                              ANNUAL REPORT



              For the Fiscal Year Ended September 30, 1999

                           LACLEDE GAS COMPANY

                  720 Olive Street, St. Louis, MO 63101

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1999
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
     The aggregate market value of the Common Stock of the Company, none of which is owned by an affiliate, at November 30, 1999 was $412,486,989.
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this
report.                                        18,877,987

Incorporated by Reference:                           Form 10-K Part
     Proxy Statement dated December 16, 1999*              III
     Index to Exhibits is found on page 54.

* The information under the captions "Compensation Committee Report Regarding Executive Compensation" and "Performance Graph" on pages 12-14 of the Proxy Statement is NOT incorporated by reference.

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

NATURAL GAS SUPPLY

Laclede's fundamental gas supply strategy remains unchanged: to meet the two-fold objective of ensuring that the gas supplies we acquire are dependable and will be delivered when needed and, insofar as it is compatible with that dependability, purchasing gas that is economically priced.

In structuring our natural gas supply portfolio, we continue to focus on a diverse group of suppliers that either own or control significant natural gas assets and that are strategically positioned to meet Laclede's primary objectives. Laclede utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials, as well as protection against the potential of regional supply disruptions. The gas is then transported from these areas through several interstate pipelines to Laclede's service area.

During fiscal 1999, Laclede had additional direct access to competitively priced supplies from the Mid-Continent producing region through the Williams Gas Pipeline. The Williams project, which converted an existing 200-mile petroleum products pipeline across Missouri, was successfully completed prior to the winter season. It allowed Laclede to build new supplier relationships and further strengthen its existing supply arrangements. Natural gas from the Williams system supplements the gas Laclede receives through Missouri Pipeline Company (MPC), which transports natural gas to the western portion of Laclede's service area from a connection with Panhandle Eastern Pipeline Company. Laclede continues to receive the majority of its natural gas through the Mississippi River Transmission Corporation (MRT).

Laclede has a contractual right to use capacity on several pipelines that deliver gas from the various onshore and offshore gas-producing basins to MRT's system, which in turn connects to Laclede's system. During fiscal year 1999, Laclede released portions of this pipeline capacity to which it had a contractual right to other shippers when Laclede did not need the capacity.

Laclede purchased natural gas this year from 28 different suppliers to meet its current gas sales and storage injection requirements. Natural gas purchased by Laclede for delivery to its service area through the MRT system during the warmer- than-normal fiscal 1999 period totaled 65 billion cubic feet (Bcf). Laclede's western takepoints received an additional 10 Bcf of gas from Panhandle Eastern and the Missouri Pipeline system and 9 Bcf of gas from the Williams system. Also during fiscal 1999, some of Laclede's commercial and industrial customers purchased their own gas and delivered to Laclede approximately 19 Bcf for transportation to them through Laclede's distribution system.

The fiscal 1999 peak day sendout of gas to Laclede's customers occurred on January 4, 1999, when the average temperature was 3 degrees Fahrenheit. On that day, Laclede's customers consumed 1,052,000 Million British Thermal Units (Mmbtu) of gas. About 73% of the peak day demand was met with natural gas transported to St. Louis through the MRT, MPC, and Williams transportation systems, and 27% was met with gas withdrawn from Laclede's underground storage facilities. The Company sold and transported 1,025.9 million therms of gas this year, a decrease of 95.4 million therms from fiscal 1998.

UNDERGROUND NATURAL GAS STORAGE

Laclede has a contractual right to store approximately 23.1 Bcf of gas in MRT's storage system located in Unionville, Louisiana. MRT's tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15.

In addition the Company supplements flowing pipeline gas with natural gas withdrawn from its underground storage field located in St. Louis and St. Charles Counties. The field is designed to provide 357,000 MMBtu of natural gas withdrawals on a peak day, and annual withdrawals of approximately 5,500,000 MMBtu of gas based on the inventory level which the Company plans to maintain.


PROPANE SUPPLY

Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, owns and operates a propane pipeline that connects Laclede Gas Company's propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. In June 1999, Laclede Pipeline Company purchased from Phillips Pipe Line Company for approximately $1.4 million a section of existing propane pipeline, which completed Laclede Gas Company's ownership of all facets of its propane peak shaving assets and allowing greater access to supply markets. Laclede Gas Company vaporizes the propane to supplement its natural gas supply and meet the peak demands on the distribution system. Laclede Pipeline Company's previous contract arrangement with Phillips Petroleum Company, to provide transportation of propane on an annual basis and which expired on March 31, 1999, is no longer needed.


REGULATORY MATTERS

At the federal level, the Federal Energy Regulatory Commission (FERC) continues to consider changes in the regulation of interstate pipeline transportation service that could affect the Company's future costs and, ultimately, the rates its customers pay. The Company is monitoring these developments closely and will intervene when necessary to promote the best interests of both the Company and its customers.

At the state level, there have been several important developments during the last fiscal year affecting Laclede, some of which are still pending.

The MoPSC is expected to rule in mid-December on Laclede's request for a general rate increase, which was filed in January 1999 to offset increased costs of distributing gas to its customers. For additional information on this general rate increase request and details on the settlement reached in the Company's 1998 rate case, see Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14.

On July 21, 1999, the MoPSC gave final approval to Laclede's proposal to extend and significantly modify its existing Price Stabilization Program. Under the initial program, which was first approved in 1997, Laclede was authorized to purchase certain financial instruments to protect its customers during the heating season from unusually large increases in the unregulated cost of natural gas. Under the modifications proposed by the Company and approved by the Commission, Laclede still will provide significant price protection for its customers above a predetermined level but it will now have the opportunity to share in any gains and cost reductions realized under the program. Laclede believes this new program can provide significant benefits for both its customers and shareholders.

On September 9, 1999, the Commission approved, with certain modifications, a one-year extension of the Company's highly successful Gas Supply Incentive Plan. Laclede has operated under a Gas Supply Incentive Plan for the past three years. Operating under the plan, Laclede generated $94.4 million in gas-cost savings, producing $75.2 million in savings to its customers, with $19.2 million being retained by its shareholders as pre-tax income. In addition to the financial benefits of the program, the innovative structure under which the Company operates allows its customers to retain the reliability inherent in Laclede's long-standing supply relationships. The Company anticipates requesting an extension of this program. For additional information on both Plans, see Note 3 of Notes to Consolidated Financial Statements on page 39.

In September 1997, the staff of the MoPSC recommended that Laclede refund $3.6 million to its ratepayers in connection with the sale of gas outside of Missouri during fiscal 1996, prior to the approval of the Gas Supply Incentive Plan. On April 20, 1999 the MoPSC issued its order rejecting the proposal of the staff. One party sought a rehearing of the order, which was denied, and no further appeals were taken.

In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pre-tax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan.
The Company, which has recently filed a response in opposition to the staff's recommendation, believes that there is no basis for such recommendation and is confident that the Company will ultimately prevail on the merits.

On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. The staff filed its report on August 31, 1999 containing a modified replacement schedule for such service lines. In response, the Company proposed an alternative program based upon the evaluation of recent survey data. After appropriate review of the matter, the Commission is expected to issue its order on the matter sometime next year. Laclede is unable to predict at this time what action the MoPSC may take. The Company currently faces two lawsuits and one claim relative to direct buried copper service lines.



OTHER PERTINENT MATTERS

The business of the Company is subject to a seasonal fluctuation with the peak period occurring in the winter season.

                                  *****

As of September 30, 1999, the Company had 2,040 employees, which includes 3 part-time employees.

                                  *****

The Company has a three-year labor agreement, which expires July 31, 2000, with Locals 5-6 and 5-194 of the Paper, Allied-Industrial, Chemical & Energy Workers International Union (formerly known as the Oil, Chemical and Atomic Workers International Union), two locals which represent approximately 70% of the Company's employees. The agreement provided for wage increases of 2.5% in all three years, along with lump-sum payment provisions and other benefit improvements.


                                  *****

The Company's business has monopoly characteristics in that it is the only distributor of natural gas within its (franchised) service area. The principal competition is the local electric company. Other competitors in Laclede's service area include suppliers of fuel oil, coal, liquefied petroleum gas in outlying areas, and in a portion of downtown St. Louis, a district steam system. Gas for househeating, certain other household uses, and commercial and industrial space heating is now being sold by Laclede at prices generally lower than are charged for competitive fuels and other energy forms. Coal is competitive as a fuel source for very large boiler plant loads, but environmental concerns have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels vary widely in price throughout the year, thus limiting the competitiveness of these fuels. In certain cases, district steam has been competitive with gas for downtown area heating users. In the past five years, Laclede has made a net conversion of 18 steam customers representing approximately 2.2 million annual therm sales.

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

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency, Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri. Subsequently, the Company and the state and federal environmental regulatory agencies agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,135,000. As of September 30, 1999, the Company has paid $646,000 and reserved $489,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.

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

Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $534,000. Currently, the Company has paid $346,000 and reserved an additional $188,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator, who is currently in a Chapter 11 bankruptcy proceeding, agreed to participate and is participating in these costs. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

While the scope of costs relative to the site in Shrewsbury will not be material, the scope of costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers have agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage will not have any material impact on the Company. With regard to the City of St. Louis site, the Company expects its cost-sharing agreement with the former owner and operator of the site will mitigate the impact of any denial of coverage.

In the Company's 1998 rate case, the MoPSC approved the Company's continued use of a cost deferral mechanism for these costs. Through this, the Company applied for appropriate rate recovery of these costs in its current rate case. Deferral of such costs terminated July 31, 1999, and any subsequent costs will be charged to expense. Previously deferred costs will be put into rates (without return on investment) and amortized over a fifteen-year period, upon the Commission's approval of the partial settlement of the Company's current rate case, no later than December 26, 1999.


                                  *****

During 1999 the Company issued 1,250,000 shares of common stock through a public offering. The net proceeds of the offering, after deducting discount and expenses, were $24.1 million. In 1999, shares of common stock required by the Company's Dividend Reinvestment and Stock Purchase Plan were purchased on the open market. The Company issued 70,447 shares of its common stock during fiscal year 1998 under its Dividend Reinvestment and Stock Purchase Plan.

Customers and revenues contributed by each class of customers for the last three fiscal years are as follows:

     Utility Operating Revenues $(000)
                                         1999          1998          1997
                                         ----          ----          ----
     Residential                     $324,115      $365,768      $395,250
     Commercial & Industrial          112,890       132,504       152,222
     Interruptible                      1,808         2,254         2,098
     Transportation                    14,132        12,734        13,042
     Off System and Other Incentive    16,216        29,852        34,288
     Exploration & Development              -             -         1,273
     Provision for Refunds and Other    4,549         5,080         9,063
                                     --------      --------      --------
          Total                      $473,710      $548,192      $607,236
                                     ========      ========      ========

     Customers (End of Period)
                                         1999          1998          1997
                                         ----          ----          ----

     Residential                      582,719       577,224       572,794
     Commercial & Industrial           39,041        38,519        37,985
     Interruptible                         13            15            16
     Transportation                       155           149           142
                                      -------       -------       -------
          Total                       621,928       615,907       610,937
                                      =======       =======       =======

The Company has franchises having initial terms varying from five years to an indefinite duration. Generally, a franchise allows the Company to lay pipes and other facilities in the community. The Company's franchise in Florissant, Missouri expired in 1992 and since that time the Company has continued to provide service in that community without a formal franchise. In April 1999, the Company received a 20-year non-exclusive franchise to provide natural gas service to much of the city of Wentzville as well as the MoPSC's approval to serve this portion of Wentzville as well as currently unincorporated adjacent areas. This will allow Laclede to continue expansion of its service area where the Company anticipates significant growth to occur during the next few years. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of the Company's current public utility business in the State of Missouri.

                                  *****

Laclede Investment Corporation, a wholly-owned subsidiary of Laclede Gas Company, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Energy Resources, Inc. (LER), a wholly-owned subsidiary of Laclede Investment Corporation, is engaged in non-utility efforts to market natural gas and related activities.

Laclede Gas Family Services, Inc., a wholly-owned subsidiary of Laclede Energy Resources, Inc., is a registered insurance agency in the State of Missouri. It promotes the sale of supplemental hospitalization, accident, supplemental Medicare and life insurance by Life Insurance Company of North America, Washington National Insurance Company, Fidelity Security Life Insurance Company and Union Fidelity Life Insurance Company.

Laclede Development Company (Laclede Development), a wholly-owned subsidiary of Laclede Gas Company, participates in real estate development, primarily through joint ventures.

Laclede Venture Corp., a wholly-owned subsidiary of Laclede Development Company, offers services for the compression of natural gas to third parties who desire to use or to sell compressed natural gas for use in vehicles. Laclede Venture Corp. also has a 28.5% interest in the LBP Partnership, a general partnership which previously engaged in research and development of light beam profiling technology. There is presently no book value and no effect on earnings is anticipated from this partnership investment.

The lines of business which constitute the non-utility activities of the corporate family are not considered reportable operating segments as defined by current accounting standards.


Item 2.  Properties

The principal utility properties of Laclede consist of approximately 7,900 miles of gas main, related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of the Company's utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights which are of indefinite duration and the general office building. The current lease on the general office building extends through February 2005 with options to renew for up to 15 additional years.

The non-utility properties of Laclede do not constitute a significant portion of the properties of the Company.



Item 3.  Legal Proceedings

Superior Oil Company and Union Pacific Railroad Company dismissed, without prejudice, their action against Laclede Gas Company seeking contribution under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 for costs incurred and to be incurred in remediating a site for St. Louis.

For a description of the Company's environmental matters, see Part I, Item 1, Business, Other Pertinent Matters. For a description of the Company's pending regulatory matters, see Part I, Item I, Business, Regulatory Matters.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

EXECUTIVE OFFICERS OF REGISTRANT
Name, Age, and Position with Company                     Appointed (1)

D. H. Yaeger, Age 50
  Chairman, President and Chief Executive Officer        January 28, 1999
  President and Chief Executive Officer                  January 1, 1999
  President and Chief Operating Officer                  December 1, 1997
  Executive Vice President - Operations and
    Marketing                                            September 1, 1995
  Senior Vice President - Operations, Gas
    Supply and Technical Services                        January 27, 1994
  Vice President - Operations, Gas Supply
    and Technical Services                               September 1, 1992
  Vice President - Planning                              December 1, 1990

G. T. McNeive, Jr., Age 57
  Senior Vice President - Finance and General
    Counsel                                              March 1, 1998
  Senior Vice President - Finance and Chief
    Financial Officer                                    September 1, 1995
  Vice President - Associate General
    Counsel                                              January 27, 1994
  Assistant Vice President - Associate
    General Counsel                                      September 1, 1992

K. J. Neises, Age 58
  Senior Vice President - Energy and
    Administrative Services                              March 1, 1998
  Senior Vice President - Gas Supply and
    Regulatory Affairs                                   September 1, 1995
  Senior Vice President - Federal Regulatory
    Affairs                                              January 27, 1994
  Vice President - Federal Regulatory Affairs            October 27, 1988


R. L. Russell, Age 62
  Senior Vice President - Operations and Marketing       August 1, 1998
  Vice President - Marketing                             February 1, 1997
  (Director of Marketing)                                September 1, 1995
  (General Sales Manager)                                October 1, 1994

M. A. Huneidi, Age 41
  Vice President - Information Systems                   February 1, 1999
  Assistant Vice President - Information Systems         February 1, 1997
  (Director of Information Systems)                      July 1, 1991

M. E. McMillian, Age 53
  Vice President - Human Resources                       September 22, 1983

J. Moten, Jr., Age 58
  Vice President - Community Relations                   January 27, 1994

P. J. Palumbo, Age 54
  Vice President - Industrial Relations                  September 1, 1992

J. G. Smith, Age 62
  Vice President - Operations                            August 1, 1998
  Assistant Vice President - Operations                  February 1, 1997
  (Superintendent of Services and Facilities Management) April 1, 1988

J. A. Fallert, Age 44
  Controller                                             February 1, 1998
  (Manager, Financial Services)                          February 1, 1992

R. L. Krutzman, Age 53
  Treasurer and Assistant Secretary                      February 1, 1996
  (Manager, Tax and Payroll)                             February 1, 1992

M. C. Kullman, Age 39
  Secretary and Associate Counsel                        February 1, 1998
  (Associate Counsel)                                    August 20, 1990


( ) Indicates a non-officer position.
(1) Officers of Laclede Gas Company are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".


                                 Part II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At September 30, 1999, there were 9,278 holders of record of the Company's common stock.

Common Stock Market and Dividend Information

                          Price Range          Dividends
Fiscal 1999             High       Low         Declared
--------------------------------------------------------
1st Quarter             27         23            $.335
2nd Quarter             27         20-5/8        $.335
3rd Quarter             23-5/8     20            $.335
4th Quarter             23-3/4     21-1/4        $.335

                          Price Range          Dividends
Fiscal 1998             High       Low         Declared
--------------------------------------------------------
1st Quarter             28- 5/8    23- 5/8       $.330
2nd Quarter             27-15/16   23-13/16      $.330
3rd Quarter             25- 7/16   22-15/16      $.330
4th Quarter             25         22- 3/8       $.330


Item 6. Selected Financial Data
                                      Fiscal Years Ended September 30
(Thousands Except Per Share     1999      1998      1997      1996      1995
         Amounts)               ----      ----      ----      ----      ----
Summary of Operations
Utility Operating Revenues  $473,710  $548,192  $607,236  $560,684  $432,628

Non-utility Operating
  Revenues                    17,878    13,795     8,494    32,494     2,780
                            ------------------------------------------------
Total operating revenues     491,588   561,987   615,730   593,178   435,408
                            ------------------------------------------------
Utility Operating Expenses:
 Natural and propane gas     246,350   311,869   357,755   319,595   221,533
 Other operation expenses     83,762    86,183    90,778    84,956    80,655
 Maintenance                  19,583    18,720    18,273    18,232    17,547
 Depreciation & amortization  21,490    25,310    25,890    25,015    23,676
 Taxes, other than
  income taxes                41,669    43,782    46,543    44,995    40,537
                            ------------------------------------------------
   Total utility operating
     expenses                412,854   485,864   539,239   492,793   383,948

Non-utility Operating
  Expenses                    17,245    12,659     7,547    30,587     2,000
                            ------------------------------------------------

Total operating expenses     430,099   498,523   546,786   523,380   385,948
                            ------------------------------------------------
Operating Income              61,489    63,464    68,944    69,798    49,460

Allowance for Funds Used
 During Construction             739       609       367        17       247
Other Income and Income
 Deductions - Net             (1,212)      530       597      (647)    (150)
                            ------------------------------------------------
Income Before Interest
 Charges and Income Taxes     61,016    64,603    69,908    69,168    49,557
                            ------------------------------------------------
Interest Charges:
 Interest on long-term debt   13,966    14,797    14,169    13,939    12,544
 Other interest charges        6,627     6,473     4,919     4,008     5,983
                            ------------------------------------------------
  Total interest charges      20,593    21,270    19,088    17,947    18,527
                            ------------------------------------------------

Income Before Income Taxes    40,423    43,333    50,820    51,221    31,030
Income Taxes                  14,361    15,441    18,354    18,397    10,129
                            ------------------------------------------------
Net Income                    26,062    27,892    32,466    32,824    20,901
Dividends on Preferred Stk        97        97        97        97        97
                            ------------------------------------------------
Earnings Applicable to
 Common Stock               $ 25,965  $ 27,795  $ 32,369  $ 32,727  $ 20,804
                            ================================================
Earnings Per Share of
 Common Stock                  $1.43     $1.58     $1.84     $1.87     $1.27
                            ================================================

Item 6.  Selected Financial Data
                                     Fiscal Years Ended September 30
(Thousands Except Per Share     1999      1998      1997      1996     1995
   Amounts)                     ----      ----      ----      ----     ----

Dividends Declared-
 Common Stock               $ 24,459  $ 23,229  $ 22,825  $ 22,079 $ 20,538
Dividends Declared Per
 Share of Common Stock         $1.34     $1.32     $1.30     $1.26    $1.24


Utility Plant
 Gross Plant-End of Period  $876,431  $835,923  $794,901  $782,235 $747,820
 Net Plant-End of Period     519,378   490,682   467,678   452,270  434,384
 Construction Expenditures    48,698    47,254    42,842    41,267   45,847
 Property Retirements          8,190     6,205     6,241     6,506    9,199
Total Assets                $831,619  $771,147  $720,710  $689,395 $636,694


Capitalization -
 End of Period
 Common Stock and Paid-In
  Capital                   $106,570  $ 82,460  $ 80,628  $ 80,628 $ 77,686
 Retained Earnings           199,848   198,342   193,776   184,232  173,584
 Accumulated Other
  Comprehensive Income           (77)        -         -         -        -
 Treasury Stock              (24,017)  (24,017)  (24,017)  (24,017) (24,017)
                            -----------------------------------------------
       Common stock equity   282,324   256,785   250,387   240,843  227,253
 Redeemable Preferred Stock    1,923     1,960     1,960     1,960    1,960
 Long-Term Debt              204,323   179,238   154,413   179,346  154,279
                            -----------------------------------------------
      Total capitalization  $488,570  $437,983  $406,760  $422,149 $383,492
                            ===============================================

Shares of Common Stock
 Outstanding-End of Period    18,878    17,628    17,558    17,558   17,420
Book Value Per Share          $14.96    $14.57    $14.26    $13.72   $13.05


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
     Laclede's earnings for fiscal 1999 were adversely effected by warmer-than-normal weather, resulting from temperatures that were the seventh warmest this century. Earnings applicable to common stock for the fiscal year ended September 30, 1999 were $26.0 million, compared with $27.8 million for fiscal 1998 and $32.4 million for fiscal 1997. Earnings per share of common stock based on average shares outstanding were $1.43 in 1999, compared with $1.58 in 1998 and $1.84 in 1997. The $.15 per share decrease in fiscal 1999 (from fiscal 1998) was primarily due to lower system sales volumes arising from weather that was 6% warmer than last year and 12% warmer than normal, as well as a non-recurring investment loss recorded this year. These decreases were partially offset by reduced expenses largely attributable to effective cost-cutting efforts this year and the effects of regulatory accounting changes approved in the Company's 1998 rate case settlement (which are discussed further at the end of this paragraph). The $.26 per share decrease in fiscal 1998 (from fiscal 1997) was primarily due to reduced system sales volumes resulting from weather that was 11% warmer than 1997 and the attendant lower consumption by customers. These decreases were partially offset by efforts during the year to control costs and by expense reductions attributable to regulatory accounting changes instituted July 1, 1998 as part of the settlement of rate case GR-98-374. The settlement of the Company's 1998 rate case authorized, among other things, lower depreciation rates and changes in the regulatory accounting treatment for pension costs.
     Utility operating revenues for fiscal year 1999 decreased $74.5 million, or 13.6%, below fiscal 1998, and in 1998 decreased $59.0 million, or 9.7%, below fiscal 1997. The 1999 decrease in utility operating revenues was mainly attributable to: lower wholesale gas costs of $38.5 million (which are passed on to customers in accordance with the Purchased Gas Adjustment Clause), reduced gas sales volumes (due to warmer weather) and other variations of $22.4 million, and decreased incentive plan revenues of $13.6 million. The 1998 decrease in utility operating revenues was primarily due to lower system sales (arising from the warmer weather coupled with reduced consumption by customers) and other variations netting to $52.3 million. Utility operating revenues in 1998 also declined due to lower wholesale gas costs of $6.7 million. Total therms sold and transported in 1999 were 1,025.9 million compared with 1,121.3 million in 1998 and 1,211.0 million in 1997.
     Non-utility operating revenues increased $4.1 million in fiscal 1999 (from 1998) and $5.3 million in fiscal 1998 (from 1997). The increase each year was primarily due to higher gas marketing sales in both periods.
     Utility operating expenses in fiscal 1999 decreased $73.0 million, or 15.0%, from fiscal 1998, and in 1998 decreased $53.4 million, or 9.9%, below fiscal 1997. Natural and propane gas expense decreased $65.5 million in fiscal 1999 from fiscal 1998 primarily due to reduced volumes purchased for sendout, lower rates charged by our suppliers, and lower incentive plan gas costs. In 1998, natural and propane gas expense decreased $45.9 million from 1997 primarily due to reduced volumes purchased for sendout and lower rates charged by our suppliers. Other operation and maintenance expenses in 1999 decreased $1.6 million, or 1.5%, from 1998 principally due to lower net pension cost resulting from the effects of the settlement reached in the 1998 rate case (see below) and cost cutting reductions. These decreases were partially offset by higher wage rates, lower gains applicable to lump sum pension settlements, and higher provisions for uncollectible accounts and injuries and damages. Other operation and maintenance expenses in 1998 decreased $4.1 million, or 3.8%, from 1997 principally due to a lower provision for uncollectible accounts, higher gains applicable to lump-sum pension settlements, and lower net pension costs resulting from the regulatory accounting treatment, effective July 1, 1998, as authorized by the Missouri Public Service Commission (MoPSC) in the 1998 rate case. These factors more than offset increases in wage rates and other costs. Depreciation and amortization expense in 1999 decreased $3.8 million, or 15.1% from 1998 as a result of lower depreciation rates effective, July 1,
1998, as authorized in the same rate case.   The effect of lower
depreciation rates was partially offset by additional depreciable property. In 1998, depreciation and amortization expense decreased 2.2% from 1997 primarily due to the lower rates instituted July 1, 1998, partially offset by additional depreciable property. Taxes, other than income taxes, decreased 4.8% in 1999 compared with 1998 and 5.9% in 1998 compared with 1997 principally attributable in both periods to lower gross receipts taxes (mainly reflecting decreased revenues), the effect of which was partially offset by higher property taxes.
     Non-utility operating expenses increased $4.6 million in fiscal 1999 (compared with 1998), and increased $5.1 million in fiscal 1998 (compared with 1997). The increase in both periods was primarily due to higher gas expense associated with gas marketing and related activities.
     Other income and income deductions-net decreased by $1.6 million from 1998 mainly due to a one-time $3.2 million pre-tax charge resulting from the Company's minority participation in Clark Enterprises. Clark Enterprises was comprised of a group of civic-minded St. Louis firms that owned the St. Louis Blues Hockey team and also financed and operated the Kiel Center in downtown St. Louis, the sale of which was negotiated and completed in September, 1999. This non-recurring charge was partially offset by a pre-tax gain of approximately $1.9 million recognized by the Company's wholly-owned subsidiary, Laclede Development Company, on the sale of property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate partnership. In 1998, other income and income deductions increased by $.2 million from 1997 due to minor variations in several areas.
     Interest expense decreased 3.2% in fiscal year 1999 from 1998 principally due to lower interest charges on long-term debt reflecting the net effect of the May 1998 redemption of a 9-5/8% first mortgage bond issue of $25 million and the issuance of $25 million of 7% first mortgage bonds in June 1999. This decrease was partially offset by increased short-term interest expense due to higher average borrowings. In 1998, interest expense increased 11.4% over 1997 primarily due to increased short-term interest expense attributable to higher average borrowings and increased interest charges on long-term debt reflecting the full-year effect of the issuance of $25 million of 6-1/2% first mortgage bonds in October 1997. These increases were partially offset by the redemption in May 1998 of a 9-5/8% first mortgage bond issue.
     The reductions in income tax expenses for all periods reported are mainly due to lower pre-tax income.

Regulatory Matters
     On January 26,1999, Laclede filed a request with the MoPSC for a general rate increase to recover costs related to the operation of its gas distribution system. By statute, the MoPSC process may take no longer then eleven months. Laclede's request is for a rate adjustment that would increase its annual revenues by $30.5 million and increase a typical residential heating customer's bill by about 5.8%, or $3.37 per month. A series of pre-hearing conferences were held in mid-July with the Commission's Staff, the Office of Public Counsel and other parties regarding our proposed general rate increase. The MoPSC held hearings on this matter from August 30, 1999 through September 3, 1999. The parties reached a settlement on some of the issues prior to and during the hearings. Settlement on those issues, if approved by the Commission, would provide approximately $5.1 million in additional annual revenues, assuming the MoPSC staff's recommended return on common equity. The partial settlement also provides that the Company discontinue deferring certain costs for future recovery and that previously deferred costs be recovered beginning with implementation of new rates. Under Missouri law, the Commission must rule on the remaining issues and implement new rates no later than December 26, 1999. Historically, the MoPSC has not granted the Company's request for rate increases in full. However, favorable rulings by the Commission on the remaining issues, including return on common equity, will provide an increase in general rate levels greater than the $5.1 million agreed to in the partial settlement.
     Settlement of the Company's 1998 general rate case provided that rates charged to the vast majority of the Company's customers, including all residential customers, remained unchanged. Also, the settlement allowed the Company to record, beginning July 1, 1998, substantially reduced expense levels resulting from the authorization of lower depreciation rates and changes in the regulatory accounting treatment for the recovery of pension costs. The MoPSC authorized the continued use of certain cost deferral mechanisms under which the Company subsequently applied for future rate recovery of certain costs. In addition, the MoPSC approved a similar cost deferral mechanism by which the Company subsequently applied for future rate recovery of certain costs incurred after July 1, 1998 related to the Company's Year 2000 readiness program. Settlement of the Company's 1996 general rate case provided an annual increase in revenues of $9.5 million effective September 1, 1996, and provided for the Gas Supply Incentive Plan to be effective October 1, 1996 for a three-year period ending September 30, 1999.
     On July 21, 1999, the MoPSC gave final approval to Laclede's proposal to extend and significantly modify its existing Price Stabilization Program. Under the initial program, which was first approved in 1997, Laclede was authorized to purchase certain financial instruments to protect its customers during the heating season from unusually large increases in the unregulated cost of natural gas. Under the modifications proposed by the Company and approved by the Commission, Laclede still will provide significant price protection for its customers above a predetermined level but it will now have the opportunity to share in any gains and cost reductions realized under the program. Laclede believes this new program can provide significant benefits for both its customers and shareholders.
     Laclede's customers and shareholders continued to share the benefits derived from the Gas Supply Incentive Plan during fiscal 1999, the last year of this Plan's three-year effective period. Under this Incentive Plan, Laclede and its customers shared the income from off-system sales and certain gains and losses related to the acquisition of the Company's gas supply assets. As part of this Plan, Laclede sold available gas supply and pipeline capacity in markets outside of its normal service territory. The Company achieved overall gas cost savings under the Plan for Laclede and its customers of $28.4 million in fiscal 1999, $31.0 million in fiscal 1998, and $35.0 million in fiscal 1997. These overall savings resulted in pre-tax income to the Company of $5.4 in fiscal 1999, $6.4 million in fiscal 1998, and $7.4 million in fiscal 1997. On September 9, 1999, the MoPSC approved the implementation of a modified Gas Supply Incentive Plan to be in effect for one year beginning October 1, 1999 extending through September 30, 2000. Under this new Plan, the Company will continue to share in benefits from: releases of pipeline capacity, savings from discounts off of maximum pipeline transportation rates, and gains and losses as measured against a benchmark level of gas cost. This Plan no longer includes, and the Company generally retains, all income generated from sales of gas outside its traditional service area. This plan also provides for the Company to share in increases or decreases in the costs related to changes in the mix of pipeline services. While results of the previous Incentive Plan may not be representative of fiscal 2000 results due to plan changes and the volatile and seasonal nature of such efforts, the Company believes that both the Company and its customers will continue to benefit from the recently modified Incentive Plan. For additional information on both Plans, see Note 3 of Notes to Consolidated Financial Statements on page 39.

Accounting Changes
     The American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, including criteria for capitalization of certain costs. It is effective in fiscal 2000. Based on current circumstances, the Company does not expect its adoption to have a material effect on its financial position or results of operations.
     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 would have been effective in fiscal 2000, however, its effective date has been delayed until fiscal 2001 as a result of the issuance of SFAS No. 137. SFAS No. 133 provides accounting and reporting standards for derivative instruments and hedging activities. Management is presently evaluating the impact that adoption of SFAS No. 133 will have on the Company's financial position and results of operations.
     The Emerging Issues Task Force (EITF) issued EITF 98-10, "Accounting for Energy Trading and Risk Management Activities", which will be effective in fiscal 2000. EITF 98-10 requires that energy contracts associated with trading activities be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. Management is presently evaluating the impact that adoption of EITF 98-10 will have on the Company's financial position and results of operations.

Inflation
     The accompanying Financial Statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the Company's business, the most significant impact of inflation is on the Company's depreciation of utility plant. Rate regulation to which the Company is subject allows recovery through its rates of only the historical cost of utility plant as depreciation. While no plans exist to undertake replacements of plant in service other than normal replacements and those under existing replacement programs, the Company believes that any higher costs experienced upon replacement of existing facilities would be recovered through the normal regulatory process.

Liquidity and Capital Resources
     Cash flow from operations, net of dividend payments, has generally provided the principal liquidity to meet operating requirements and to fund the majority of the Company's construction program. Any remaining funding requirements for construction or other needs has been provided by long-term and short-term financing. The issuance of long-term financing is dependent on management's evaluation of need, financial market conditions, and other factors. Short-term financing is used to meet seasonal cash requirements and/or to defer long-term financing until market conditions are favorable.
     Short-term borrowing requirements typically peak during colder months, principally because of required payments for natural gas made in advance of the receipt of cash from the Company's customers for the sale of that gas. Such short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.
     During fiscal year 1999, the Company had lines of credit in place aggregating from $80 million to $160 million. During fiscal 1999, the Company sold commercial paper aggregating to a maximum of $142.5 million at any one time, but did not borrow from the banks under the aforementioned agreements. Currently, the Company has aggregate lines of credit of $170 million. Short-term borrowings outstanding at September 30, 1999 were $84.7 million at an average interest rate of 5.4%. Based on short-term borrowings at September 30, 1999, a change in interest rates of 100 basis points would increase or decrease earnings and cash flows by approximately $847,000 on an annual basis.
     On April 8, 1999, the MoPSC approved the Company's request for a two-year extension, to April 21, 2001, of its authority to sell up to $25 million of additional first mortgage bonds. The MoPSC originally authorized the issuance and sale of $100 million of first mortgage bonds, of which $75 million had already been issued and sold. On June 2, 1999, the Company issued the remaining $25 million first mortgage bonds with an interest rate of 7%, at an overall cost to the Company of 7.04%. The bonds were dated June 1, 1999 and mature June 1, 2029. The proceeds were used to repay short-term debt. The bonds were rated Aa3 by Moody's and AA- by Standard & Poor's. The ratings also apply to the Company's other outstanding bonds.
     On October 21, 1997, the Company issued $25 million of first mortgage bonds, at an overall cost to the Company of 6.675%. The bonds were dated October 15, 1997 and mature October 15, 2012. The proceeds were used for the payment of outstanding short-term borrowings.
     On May 15, 1998, the Company redeemed, at its first opportunity, $25 million of 9-5/8% first mortgage bonds due May 15, 2013. The funds for this redemption were supplied by short-term borrowing agreements.
     At September 30, 1999, the Company had fixed-rate long-term debt totaling $205 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity.
     On May 5, 1999, the Company issued and sold 1,250,000 shares of its common stock to the public. Net proceeds of $24.1 million were used to repay short-term debt.
     Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, owns and operates a propane pipeline that connects Laclede Gas Company's propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. In June 1999, Laclede Pipeline Company purchased from Phillips Pipe Line Company for approximately $1.4 million a section of existing propane pipeline, which completed Laclede Gas Company's ownership of all facets of its propane peak shaving assets allowing greater access to supply markets. Laclede Gas Company vaporizes the propane to supplement its natural gas supply and meet the peak demands on the distribution system. Laclede Pipeline Company's previous contract arrangement with Phillips Petroleum Company, to provide transportation of propane on an annual basis and which expired on March 31, 1999, is no longer needed.
     Construction expenditures for utility purposes were $48.7 million in fiscal 1999 compared with $47.3 million in fiscal 1998 and $42.8 million in fiscal 1997. The Company expects fiscal 2000 utility construction expenditures to approximate $43 million.
     Capitalization at September 30, 1999, consisted of 57.8% common stock equity, .4% preferred stock and 41.8% long-term debt.
     The Company's ratio of earnings before taxes to interest charges was
2.9 for 1999, 2.9 for 1998 and 3.6 for 1997.
     It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external; to meet anticipated capital requirements.

Environmental Matters
     The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.
     In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency, Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri. Subsequently, the Company and the state and federal environmental regulatory agencies agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,135,000. As of September 30, 1999, the Company has paid $646,000 and reserved $489,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.
     The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri in the Missouri Voluntary Cleanup Program. Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural Resources accepted the Company's application. Acceptance provides opportunities to minimize costs of remediation and maximize possibilities of site development. Laclede submitted a site investigation plan to the Missouri Department of Natural Resources on November 16, 1998, which investigation is now complete. Recently, Laclede sent its report on the investigation to the Missouri Department of Natural Resources. Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $534,000. Currently, the Company has paid $346,000 and reserved an additional $188,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator, who is currently in a Chapter 11 bankruptcy proceeding, agreed to participate in these costs, and the agreement received the bankruptcy court's approval. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.
     While the scope of costs relative to the site in Shrewsbury will not be material, the scope of costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers have agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage will not have any material impact on the Company. With regard to the City of St. Louis site, since the scope of costs relative to this site are unknown and may be material, the denial of coverage may have a material impact on the Company.
     In the Company's 1998 rate case, the MoPSC approved the Company's continued use of a cost deferral mechanism for these costs. Through this, the Company applied for appropriate rate recovery of these costs in its current rate case. Deferral of such costs terminated July 31, 1999, and any subsequent costs will be charged to expense. Previously deferred costs will be put into rates (without return on investment) and amortized over a fifteen-year period, upon the Commission's approval of the partial settlement of the Company's current rate case, no later than December 26, 1999.

Year 2000 Issue
     Laclede Gas Company is year 2000 capable in all of its mission critical systems. Under the mainframe portion of the Company's year 2000 readiness plan, it has upgraded, converted and replaced its mainframe computer hardware, attendant operating system software, and key mainframe systems and applications. These systems include customer records, billing and accounting systems. Any personal computer applications necessary to the operations of the Company's business have been similarly upgraded/replaced. Additionally, Laclede conducted a company-wide program to inventory, evaluate, remediate and test significant equipment, products, services and supplies that it uses.
     The Company has developed and continues to refine its contingency plans for unforeseen critical system or equipment failures. With regard to a temporary loss of electrical and/or communication services, it would at most impair Laclede's ability to operate remotely a small number of pressure regulator stations. Laclede will place trained employees at each of the remotely controlled pressure regulator stations to make any adjustments needed on a manual basis. In addition, the Company will use an in-house radio relay system to maintain any needed communications with its employees in the field. With regard to any temporary natural gas supply interruptions, Laclede operates a large, local natural gas underground storage facility as well as a local propane storage facility which it would use if needed. Contingency planning is substantially complete. The plans continue to be reviewed for adequacy and improved upon if necessary during the remainder of this calendar year. The Company has directly contacted and received assurances from many of its vendors. This group of vendors includes the natural gas suppliers and transporting pipelines who have assured Laclede that they will be able to supply natural gas to us after 1999 without interruption. Laclede has, to the extent possible, verified the vendors' ability to continue to supply the items and services to Laclede in the year 2000. The Company will further verify its vendors' ability to continue to supply items and services through the transition into the year 2000 and beyond. If the Company does not believe a vendor will be able to provide a needed item or service in the year 2000, it will use alternate vendors and implement contingency plans for any prospective unavailability of the needed item or service.
     Based on all of the information available to us at this time, we do not expect to experience any interruption in Laclede's business operations, or to cause any materially adverse consequences to our customers, as a result of the year 2000 situation.
     As of September 30, 1999, the Company has incurred total costs of approximately $19.1 million for replacements and modifications of various computer systems. Of this amount, Laclede capitalized $17.6 million and charged $1.5 million to expense. The Company has used funds from internally generated cash flows and short-term borrowings to pay these costs. The Company currently anticipates that any costs remaining to be incurred through December 31, 1999 will be immaterial. In the 1998 rate case, the MoPSC authorized Laclede to capitalize the costs incurred in connection with making its information systems ready for year 2000 operations. The MoPSC also authorized Laclede to defer any interim property tax, depreciation or carrying cost expenses that it may incur in connection with these capitalized items. Laclede applied for recovery of these interim expenses in its current rate proceeding. Deferral of these costs will cease December 26, 1999. At such time, upon the approval of the partial settlement in the Company's current rate case by the Commission, previously deferred costs will be put into rates (without return on investment) and amortized over a fifteen-year period.

Other Matters
In September 1997, the staff of the MoPSC recommended that Laclede refund $3.6 million to its ratepayers in connection with its sale of gas outside of Missouri during fiscal 1996, prior to the approval of the incentive plan. Believing that it had full authority to enter into these transactions, Laclede filed testimony opposing the recommendation made by the staff of the MoPSC. Formal hearings were held on this issue in October 1998. On April 20, 1999 the MoPSC issued its order rejecting the proposal of its staff. This order became effective on April 30, 1999. One of the parties sought a rehearing of the MoPSC's order denying the staff's refund proposal, which was also denied. No further appeals were taken and this matter is now closed.
     In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pre-tax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan. The Company, which has recently filed a response in opposition to the staff's recommendation, believes that there is no basis for such recommendation and is confident that the Company will ultimately prevail on the merits.
     On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. The staff filed a report on August 31, 1999 containing a modified replacement schedule for such service lines. In response, the Company proposed an alternative program based upon the evaluation of recent survey data. After appropriate review of the matter, the Commission is expected to issue its order on the matter sometime next year. Laclede is unable to predict at this time what action the MoPSC may take. The Company currently faces two lawsuits and one claim relative to direct buried copper service lines.
     On April 6, 1999, voters in Wentzville, Missouri, in western St. Charles County, granted Laclede, by a 3-to-1 margin, a 20 year non-exclusive franchise to provide natural gas service to much of the city south of Interstate 70, west of Lake St. Louis. This will allow Laclede to continue expansion of its service area in areas where the Company anticipates significant growth to occur during the next few years. The Company received the MoPSC's approval to serve specifically this portion of Wentzville, as well as currently unincorporated adjacent areas.

Forward-Looking Statements
     Certain statements in this 10-K are forward-looking statements made based upon the Company's expectations and beliefs concerning future developments and their potential effect on Laclede. These statements, however, do not include financial statements and other statements of historical fact. The forward-looking statements may be identified by the use of such terms as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Future developments may not be in accordance with the Company's expectations or beliefs and the effect of future developments on Laclede may not be those anticipated.
Among the factors that may cause actual results to differ materially from those contemplated in any forward-looking statements are:
    -  weather conditions and catastrophic events
    -  changes in transportation and gas supply costs or availability
    - regulatory actions and initiatives of federal and state regulatory agencies, some of which could be retroactive, including those affecting:
           --  financings
           --  allowed rates of return
           --  incentive regulation
           --  industry and rate structure
           --  purchase gas adjustment provisions
           --  franchise renewal
           --  environmental or safety requirements
    -  the effects of any industry or corporate restructuring
    -  conservation efforts of our customers
    - economic factors such as changes in the conditions of capital markets, interest rates and rates of inflation
    -  inability to retain existing customers or to attract new customers
    - ability to obtain funds from operations or the sale of debt or equity to finance necessary capital expenditures and other investments
    -  employee work force issues
    -  statutory or tax changes
    -  changes in accounting standards and
    - the effectiveness of Year 2000 computer system remediation efforts by third parties and unknown Year 2000 related problems

     The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

We have audited the consolidated balance sheets and statements of consolidated capitalization of Laclede Gas Company and its subsidiary companies as of September 30, 1999 and 1998, and the related statements of consolidated income, retained earnings, comprehensive income and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at
Part IV, Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Gas Company and its subsidiary companies as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


November 18, 1999

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

Deloitte & Touche LLP, the Company's independent auditors, whose report is contained herein, are responsible for auditing the Company's financial statements in accordance with generally accepted auditing standards. Such standards include obtaining an understanding of the internal control structure in order to design the audit of the financial statements.

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

Douglas H. Yaeger
Chairman of the Board, President
and Chief Executive Officer

Gerald T. McNeive, Jr.
Senior Vice President
Finance and General Counsel

Item 8.  Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                         1999       1998       1997
---------------------------------------------------------------------------
Operating Revenues:
  Utility operating revenues                 $473,710   $548,192   $607,236
  Non-utility operating revenues               17,878     13,795      8,494

                                             ------------------------------
    Total operating revenues                  491,588    561,987    615,730
                                             ------------------------------
Operating Expenses:
  Utility operating expenses
    Natural and propane gas                   246,350    311,869    357,755
    Other operation expenses                   83,762     86,183     90,778
    Maintenance                                19,583     18,720     18,273
    Depreciation and amortization              21,490     25,310     25,890
    Taxes, other than income taxes             41,669     43,782     46,543
                                             ------------------------------
      Total utility operating expenses        412,854    485,864    539,239
  Non-utility operating expenses               17,245     12,659      7,547
                                             ------------------------------
    Total operating expenses                  430,099    498,523    546,786
                                             ------------------------------
Operating Income                               61,489     63,464     68,944

Other Income and Income Deductions-
  Net (Note 10)                                  (473)     1,139        964
                                             ------------------------------
Income Before Interest and
  Income Taxes                                 61,016     64,603     69,908
                                             ------------------------------
Interest Charges:
  Interest on long-term debt                   13,966     14,797     14,169
  Other interest charges                        6,627      6,473      4,919
                                             ------------------------------
    Total interest charges                     20,593     21,270     19,088
                                             ------------------------------
Income Before Income Taxes                     40,423     43,333     50,820
Income Taxes (Note 8)                          14,361     15,441     18,354
                                            ------------------------------
Net Income                                     26,062     27,892     32,466
Dividends on Preferred Stock                       97         97         97
                                             ------------------------------
Earnings Applicable to Common Stock          $ 25,965   $ 27,795   $ 32,369
                                             ==============================
Average Shares of Common Stock Outstanding     18,138     17,598     17,558
                                             ==============================
Earnings Per Share of Common Stock
 (after preferred dividends)                    $1.43      $1.58      $1.84
                                             ==============================

See the accompanying notes to financial statements.

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
(Thousands Except Per Share Amounts)
---------------------------------------------------------------------------
Years Ended September 30                          1999       1998      1997
---------------------------------------------------------------------------
Balance at Beginning of Year                  $198,342   $193,776  $184,232
Add - Net Income, per statements                26,062     27,892    32,466
                                              -----------------------------
                                Total          224,404    221,668   216,698
                                              -----------------------------
Deduct - Cash Dividends Declared:
 Preferred stock at required annual rates           97         97        97
 Common stock, $1.34 per share in 1999,
   $1.32 per share in 1998 and $1.30 per
   share in 1997                                24,459     23,229    22,825
                                              -----------------------------
                                Total           24,556     23,326    22,922
                                              -----------------------------
Balance at End of Year                        $199,848   $198,342  $193,776
                                              =============================

See the accompanying notes to financial statements.





STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Thousands of Dollars)
---------------------------------------------------------------------------
Years Ended September 30                          1999       1998      1997
---------------------------------------------------------------------------
Net Income                                    $ 26,062   $ 27,892  $ 32,466
                                              -----------------------------
Other Comprehensive Income (Loss):
   Minimum pension liability adjustment           (125)         -         -
   Income tax benefit                              (48)         -         -
                                              -----------------------------
Other Comprehensive Income (Loss)                  (77)         -         -
                                              -----------------------------
Comprehensive Income                          $ 25,985   $ 27,892  $ 32,466
                                              =============================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1999        1998
--------------------------------------------------------------------------
Assets
  Utility Plant                                       $876,431    $835,923
    Less - Accumulated depreciation & amortization     357,053     345,241
                                                      --------------------
                                  Net utility plant    519,378     490,682
                                                      --------------------
  Other Property and Investments, at Cost or Less
   (net of accumulated depreciation and amortization,
    1999, $2,237; 1998, $7,426)                         26,122      33,737
                                                      --------------------
  Current Assets:
    Cash and cash equivalents                            9,352       3,718
    Accounts receivable:
      Gas customers - Billed and unbilled               38,051      42,023
      Other                                             10,218       9,682
      Less - Allowances for doubtful accounts           (6,241)     (5,650)
    Inventories:
      Materials, supplies and merchandise at
        average cost                                     5,680       5,591
      Natural gas stored underground for current use
        at LIFO cost                                    64,112      54,973
    Propane gas for current use at FIFO cost            11,697      12,840
    Prepayments and other                                2,309       2,927
    Deferred income taxes (Note 8)                      10,216       9,933
                                                      --------------------
                               Total current assets    145,394     136,037
                                                      --------------------
  Deferred Charges:
    Prepaid pension cost                                80,994      62,027
    Regulatory assets                                   58,024      45,218
    Other                                                1,707       3,446
                                                      --------------------
                             Total deferred charges    140,725     110,691
                                                      --------------------
                                       Total Assets   $831,619    $771,147
                                                      ====================

See the accompanying notes to financial statements.


CONSOLIDATED BALANCE SHEETS (Continued)
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1999        1998
--------------------------------------------------------------------------
Capitalization and Liabilities
  Capitalization, per statements:
  Common stock equity                                $282,324    $256,785
  Redeemable preferred stock                            1,923       1,960
  Long-term debt                                      204,323     179,238
                                                     --------------------
                              Total capitalization    488,570     437,983
                                                     --------------------
  Current Liabilities:
   Notes payable (Note 9)                               84,700      98,500
   Accounts payable                                     31,716      20,692
   Refunds due customers                                 1,425       7,589
   Advance customer billings                            15,665       8,936
   Current portion of preferred stock                       35           -
   Wages payable                                         4,575       4,123
   Dividends payable                                     6,391       6,002
   Customer deposits                                     3,961       3,123
   Interest accrued                                      8,092       7,501
   Taxes accrued                                         5,804       8,690
   Unamortized purchased gas adjustments                 8,956      15,815
   Other current liabilities                             2,085       2,680
                                                      --------------------
                          Total current liabilities    173,405     183,651
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes (Note 8)                      124,756     102,856
   Unamortized investment tax credits                    6,586       6,933
   Pension and postretirement benefit costs             19,259      21,566
   Other                                                19,043      18,158
                                                      --------------------
       Total deferred credits and other liabilities    169,644     149,513
                                                      --------------------
Commitments and Contingencies (Note 12)

               Total Capitalization and Liabilities   $831,619    $771,147
                                                      ====================

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CAPITALIZATION
(Thousands of Dollars)
--------------------------------------------------------------------------
September 30                                              1999        1998
--------------------------------------------------------------------------
Common Stock Equity (Note 4):
  Common stock, par value $1 per share:
    Authorized - 1999 and 1998, 50,000,000 shares
    Issued - 1999, 20,743,625 shares;
             1998, 19,493,625 shares                  $ 20,744    $ 19,494
  Paid-in capital                                       85,826      62,966
  Retained earnings, per statements                    199,848     198,342
  Accumulated other comprehensive income
  (Minimum pension liability adjustment)                   (77)          -
  Treasury stock, at cost - 1999 and 1998,
    1,865,638 shares                                   (24,017)    (24,017)
                                                      --------------------
                          Total common stock equity    282,324     256,785
                                                      --------------------

Redeemable Preferred Stock,
  par value $25 per share (1,480,000 shares
  authorized) issued and outstanding (Note 5):
    5% Series B - 1999, 71,820 shares; 1998, 71,890
       shares                                            1,760       1,797
    4.56% Series C - 1999 and 1998, 6,510 shares           163         163
                                                      --------------------
                   Total redeemable preferred stock      1,923       1,960
                                                      --------------------
Long-Term Debt (Note 6):
  First mortgage bonds:
    6-1/4% Series, due May 1, 2003                      25,000      25,000
    8-1/2% Series, due November 15, 2004                25,000      25,000
    8-5/8% Series, due May 15, 2006                     40,000      40,000
    7-1/2% Series, due November 1, 2007                 40,000      40,000
    6-1/2% Series, due November 15, 2010                25,000      25,000
    6-1/2% Series, due October 15, 2012                 25,000      25,000
    7 % Series, due June 1, 2029                        25,000           -
                                                      --------------------
                                              Total    205,000     180,000
  Unamortized discount, net of premium,
    on long-term debt                                     (677)       (762)
                                                      --------------------
                               Total long-term debt    204,323     179,238
                                                      --------------------
                                              Total   $488,570    $437,983
                                                      ====================

Long-term debt and preferred stock amounts are exclusive of current obligations.

See the accompanying notes to financial statements.


STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of Dollars)
--------------------------------------------------------------------------
Years Ended September 30                       1999        1998       1997
--------------------------------------------------------------------------
Operating Activities:
 Net Income                                 $26,062     $27,892    $32,466
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization              21,592      25,403     25,923
  Deferred income taxes and investment
   tax credits                               14,486       8,891      8,681
  Other - net                                   911        (675)      (635)
  Changes in assets and liabilities:
   Accounts receivable - net                  4,027       1,877     (2,354)
   Unamortized purchased gas adjustments     (6,859)      2,793    (13,722)
   Deferred purchased gas costs                 (67)     (3,863)       394
   Accounts payable                          11,024      (8,936)     8,991
   Refunds due customers                     (6,164)      6,858       (517)
   Taxes accrued                             (2,886)      1,842     (3,364)
   Natural gas stored underground            (9,139)      1,894      1,902
   Other assets and liabilities              (9,922)    (15,087)    (3,635)
                                            ------------------------------
Net cash provided by operating activities    43,065      48,889     54,130
                                            ------------------------------
Investing Activities:
 Construction expenditures                  (48,698)    (47,252)   (42,842)
 Employee benefit trusts                       (997)     (2,560)    (3,094)
 Investments - non-utility                    2,215      (2,571)    (2,228)
 Other                                       (1,211)       (413)     2,529
                                            ------------------------------
    Net cash used in investing activities   (48,691)    (52,796)   (45,635)
                                            ------------------------------
Financing Activities:
 Issuance of first mortgage bonds            25,000      25,000          -
 Issuance of short-term debt - net          (13,800)     24,500     14,400
 Issuance of common stock                    24,110       1,832          -
 Dividends paid                             (24,048)    (23,215)   (22,747)
 Redemption of first mortgage bonds               -     (25,000)         -
 Redemption of preferred stock                   (2)          -          -
                                            ------------------------------
           Net cash provided by (used in)
              financing activities           11,260       3,117     (8,347)
                                            ------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                            5,634        (790)       148
Cash and Cash Equivalents at
 Beginning of Year                            3,718       4,508      4,360
                                            ------------------------------
Cash and Cash Equivalents at End of Year    $ 9,352     $ 3,718    $ 4,508
                                            ==============================
Supplemental Disclosure of Cash Paid
 During the Year for:
  Interest                                  $19,003     $20,005    $18,087
  Income taxes                                4,768       4,110     13,966

See the accompanying notes to financial statements.

SCHEDULE OF INCOME TAXES (Note 8)
(Thousands of Dollars)
-------------------------------------------------------------------------
Years Ended September 30                       1999       1998       1997
-------------------------------------------------------------------------
Included in Statements of
 Consolidated Income:
    Federal
      Current                               $   310    $ 5,514    $ 8,282
      Deferred                               12,291      7,777      7,583
      Investment tax credit
         adjustments - net                     (347)      (347)      (389)
    State and local
      Current                                  (435)     1,036      1,391
      Deferred                                2,542      1,461      1,487
                                            -----------------------------
                                  Total      14,361     15,441     18,354
                                            =============================

See the accompanying notes to financial statements.


SCHEDULE OF INTERIM FINANCIAL INFORMATION
(Unaudited) (Note 11)
(Thousands of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------
Three Months Ended                  Dec. 31   March 31   June 30  Sept. 30
--------------------------------------------------------------------------
1999
Total Operating Revenues           $153,512   $211,932   $70,398   $55,746
Operating Income                     18,613     38,008     3,742     1,126
Net Income (Loss)                     9,707     20,138       171    (3,954)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)          $ .55      $1.14     $ .01     $(.21)


--------------------------------------------------------------------------
Three Months Ended                  Dec. 31   March 31   June 30  Sept. 30
--------------------------------------------------------------------------
1998
Total Operating Revenues           $203,851   $218,452   $80,268   $59,416
Operating Income                     26,793     34,705     2,645      (679)
Net Income (Loss)                    13,633     18,370      (906)   (3,205)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)          $ .78      $1.04     $(.05)    $(.18)


See the accompanying notes to financial statements.


NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Consolidation - The consolidated financial statements include the accounts of the Laclede Gas Company and its subsidiary companies (Company). All subsidiaries are wholly owned and material intercompany transactions have been eliminated.

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

     Utility Plant, Depreciation and Amortization - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and such costs, plus removal costs, less salvage are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses.
     Utility plant (excluding insignificant exploration and development property held during 1997) is depreciated on the straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation in 1999, 1998 and 1997 averaged approximately 2.6%, 3.1% and 3.4%, respectively, of the original cost of depreciable property. In the Company's 1998 rate case, the MoPSC approved a settlement agreement which authorized a decrease in depreciation rates for the Company which was instituted July 1, 1998.

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

     The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:
(Thousands of Dollars)                             1999            1998
-------------------------------------------------------------------------
Regulatory Assets:
Future income taxes due from customers          $42,339         $33,810
Pension and postretirement benefit costs          7,559           4,931
Purchased gas costs                               3,092           3,025
Other                                             5,609           3,609
                                                -----------------------
Total Regulatory Assets                         $58,599         $45,375
                                                =======================

Regulatory Liabilities:
Unamortized investment tax credits              $ 6,586         $ 6,933
Unamortized purchased gas adjustments             8,956          15,815
Other                                               260           1,025
                                                -----------------------
Total Regulatory Liabilities                    $15,802         $23,773
                                                =======================

     On January 26, 1999, the Company filed a request with the MoPSC for a general rate increase. The parties reached a settlement on some of the issues prior to and during hearings before the Commission. The partial settlement, if approved by the Commission, provides, among other things, that the Company shall discontinue deferring certain costs for future recovery, and provides for previously deferred amounts to be put into rates (without return on investment) when new rates are implemented. Previously deferred costs of $10,529,000 will be amortized over a fifteen-year period, and $2,064,000 will be amortized over a ten-year period. Under Missouri law, the Commission must rule on the remaining issues and implement new rates no later than December 26, 1999.

     Gas Stored Underground - Inventory of gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use was $15,450,000 more than the LIFO cost at September 30, 1999 and $10,847,000 less than the LIFO cost at September 30, 1998. The inventory carrying value has not been adjusted to market prices because, pursuant to the Company's Purchased Gas Adjustment Clause, actual gas costs are recovered in customer rates.

     Operating Revenues - The Company records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.

     Purchased Gas Adjustments and Deferred Account - Pursuant to the provisions of the Company's Purchased Gas Adjustment (PGA) Clause, increases and decreases in gas costs are passed on to its customers. The Company makes two scheduled PGA filings each year, one for the winter period and one for the summer. In addition, the Company may make one unscheduled adjustment during the winter if significant, unforeseen increases or decreases in gas costs occur.
     The provisions of the PGA Clause also include the operation of the Gas Supply Incentive Plan, which expired September 30, 1999 and the modified Gas Supply Incentive Plan, which became effective October 1, 1999. These plans allow for the Company to record income as part of a sharing mechanism related to off system sales and gas supply acquisition, with certain amounts being passed on to customers. See Note 3 for more information on the operation of these plans.
      The MoPSC authorized the Company to purchase financial instruments for the fiscal 1998 and 1999 heating seasons to protect the Company and its customers from any unusually large winter period gas price increases. The costs of purchasing these instruments and any financial gains derived from such activities were passed on to the Company's customers through the operation of its PGA Clause. Accordingly, there was no earnings impact as a result of the use of these financial instruments. In July 1999, the MoPSC approved modifications to the PGA Clause with respect to the purchase of financial instruments for the next three heating seasons. Under the new provisions, Laclede will continue to provide significant price protection for the Company and its customers above a predetermined level, but it will now have the opportunity to share in any gains and cost reductions realized under the program. These modifications had no effect on fiscal 1999 earnings.
     Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA, amounts due to or from customers related to the operation of the Incentive Plan, and amounts related to the use of financial instruments are reflected as a deferred charge or credit until September 30, at which time the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.

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

     Cash and Cash Equivalents - For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased to be cash equivalents. Such instruments are carried at cost, which approximates market value.

     Reclassification - Certain prior-period amounts have been reclassified to conform to current-period presentation. These reclassifications did not affect consolidated net income for the periods presented.

     Accounting Changes - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income plus items under existing accounting standards that are reported as changes in stockholders' equity. The Company's comprehensive income includes net income and minimum pension liability adjustments. Comprehensive income is presented in the Consolidated Statements of Comprehensive Income, and accumulated comprehensive income is presented in the Statements of Consolidated Capitalization.

     The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that a public business enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of this statement did not impact the Company's financial position or results of operations, but did require disclosure of segment information as provided in Note 11 on page 44.
     The adoption of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" did not affect the Company's financial position or results of operations, but did require changes in the disclosure of pension and other postretirement benefits information and required additional information on changes in benefit obligations and fair values of plan assets. See Note 2 on page 35.
     The American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, including criteria for capitalization of certain costs. It is effective in fiscal 2000. Based on current circumstances, the Company does not expect its adoption to have a material effect on its financial position or results of operations.
     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 would have been effective in fiscal 2000, however, its effective date has been delayed until fiscal 2001 as a result of the issuance of SFAS No. 137. SFAS No. 133 provides accounting and reporting standards for derivative instruments and hedging activities. Management is presently evaluating the impact that adoption of SFAS No. 133 will have on the Company's financial position and results of operations.
      The Emerging Issues Task Force (EITF) issued EITF 98-10, "Accounting for Energy Trading and Risk Management Activities", to be effective in fiscal 2000. EITF 98-10 requires that energy contracts associated with trading activities be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. Management is presently evaluating the impact that adoption of EITF 98-10 will have on the Company's financial position and results of operations.

2.  Pension Plans and Other Postretirement Benefits

     The Company has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The Company's funding policy is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of equities and corporate and U.S. government obligations.
     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans and requires additional information on changes in the benefit obligations and fair values of plan assets. Restatement of disclosures for earlier periods provided for comparative purposes is required.
     Pension costs in 1999, 1998 and 1997 amounted to $(10,653,000), $(3,345,000) and $(3,091,000), respectively, including amounts charged to construction.

     The net periodic pension costs (credits) include the following components:
(Thousands of Dollars)                       1999        1998         1997
--------------------------------------------------------------------------
Service cost - benefits earned
   during the period                      $  9,909    $  8,866    $  7,757
Interest cost on projected
   benefit obligation                       14,355      14,327      13,510
Expected return on plan assets             (25,689)    (21,100)    (18,910)
Amortization of transition obligation         (760)       (826)       (877)
Amortization of prior service cost           1,082       1,143       1,004
Amortization of actuarial gain              (8,975)     (4,994)     (4,926)
Regulatory adjustment                         (575)       (761)       (649)
                                          --------------------------------
Net pension cost (credit)                 $(10,653)   $ (3,345)   $ (3,091)
                                          ================================

     The MoPSC ordered in the 1998 general rate case, effective October 27, 1998, certain pension costs to be recovered on a payment basis up to a $314,000 allowance, with the difference between actual payments and the allowance to be deferred. The allowance was previously $313,000 effective September 1, 1996. Amounts deferred pursuant to the September 1, 1996 and October 27, 1998 allowances were considered for recovery in Laclede's current general rate case proceeding. Such deferrals terminated July 31, 1999. Previously deferred costs will be put into rates (without return on investment) and amortized over a fifteen-year period, upon approval by the Commission no later than December 26, 1999. The MoPSC also ordered in the 1998 rate case that, beginning July 1, 1998, the return on plan assets be based on the market value of plan assets. Previously, such calculations were based on a market-related value of plan assets, which method recognized certain gains and losses in assets over a three-year period. Also beginning July 1, 1998, the unrecognized net gain or loss balances subject to amortization are based upon the most recent five-year average of the unrecognized gain or loss balance. Such methodology was implemented prospectively. In fiscal 1997, net gains and losses subject to amortization were amortized over a five-year period, as ordered by the MoPSC. Other variances in net pension costs are primarily attributable to actuarial and investment experience.

     The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:
(Thousands of Dollars)                                   1999         1998
--------------------------------------------------------------------------
Benefit obligation at beginning of year              $237,938     $201,030
Service cost                                            9,909        8,866
Interest cost                                          14,355       14,327
Actuarial (gain)/loss                                 (26,932)      41,297
Settlements                                           (20,929)     (18,144)
Gross benefits paid                                    (9,167)      (9,438)
                                                     ---------------------
Benefit obligation at end of year                    $205,174     $237,938
                                                     =====================

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Company's consolidated balance sheets at September.
(Thousands of Dollars)                                   1999         1998
                                                     ---------------------
Fair value of plan assets at
   beginning of year                                 $309,288     $272,299
Actual return on plan assets                           22,428       60,405
Employer contributions                                  8,538        4,166
Settlements                                           (20,929)     (18,144)
Gross benefits paid                                    (9,167)      (9,438)
                                                     ---------------------
Fair value of plan assets at
   end of year                                        310,158      309,288
                                                     ---------------------
Funded status at end of year                          104,984       71,350
Unrecognized net actuarial gain                       (44,925)     (31,701)
Unrecognized prior service cost                        13,810       14,892
Unrecognized net transition asset                      (2,377)      (3,307)
Fourth quarter contribution adjustment                     56           56
                                                     ---------------------
Net amount recognized at end of year                   71,548       51,290
                                                     ---------------------
Amounts recognized in the consolidated
   balance sheets consist of:
Prepaid pension cost                                   80,994       62,027
Accrued benefit liability                              (9,895)     (12,766)
Intangible asset                                          324        2,029
Accumulated other comprehensive income                    125            -
                                                     ---------------------
Net amount recognized at end of year                 $ 71,548     $ 51,290
                                                     =====================

     The projected benefit obligation, which is based on a June 30 measurement date, was determined using a weighted-average discount rate of 7.5% for 1999 and 6.75% for 1998, and a weighted-average rate of future compensation of 4.25% for 1999 and 4.0% for 1998. The effect of the above changes in pension assumptions was to decrease the projected benefit obligation by approximately $32 million. The expected long-term rate of return on plan assets was 8.50% for 1999 and 8.25% for 1998.
     The aggregate projected benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets were $56,881,000 and $39,163,000, respectively, for fiscal 1999 and $69,507,000 and $43,118,000, respectively, for fiscal 1998. The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $3,944,000 and $0, respectively, for fiscal 1999, and $54,044,000 and $43,118,000, respectively, for fiscal 1998.
     Pursuant to the provisions of the Company's pension plans, pension obligations may be settled by lump-sum cash payments. Settlements in 1999, 1998 and 1997 resulted in pre-tax gains of approximately $1,641,000, $3,771,000 and $2,490,000, respectively.
     The cost of the Company's defined contribution plans, which cover substantially all employees, amounted to $2,480,000, $2,304,000 and $2,103,000 for the years 1999, 1998 and 1997, respectively.
     The Company also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.
     State law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. The Company established Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities. The unrecognized transition obligation is being amortized over 20 years.
     Postretirement benefit costs in 1999, 1998 and 1997 amounted to approximately $3,856,000, $4,265,000 and $4,265,000, respectively, including amounts charged to construction.

     Net periodic postretirement benefit costs consisted of the following components:
(Thousands of Dollars)                         1999        1998        1997
---------------------------------------------------------------------------
Service cost - benefits earned
  during the period                          $1,959      $1,354      $1,463
Interest cost on accumulated
  postretirement benefit
  obligation                                  2,478       2,327       2,469
Expected return on plan assets                 (431)       (337)       (295)
Amortization of transition
  obligation                                  1,267       1,267       1,267
Amortization of prior service cost              365         365         365
Amortization of actuarial (gain)/loss            52      (1,151)     (1,052)
Regulatory adjustment                        (1,834)        440          48
                                             ------------------------------
Net postretirement benefit cost              $3,856      $4,265      $4,265
                                             ==============================

      The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September
30:
(Thousands of Dollars)                                   1999         1998
--------------------------------------------------------------------------
Benefit obligation at beginning of year               $36,813      $33,230
Service cost                                            1,959        1,354
Interest cost                                           2,478        2,327
Actuarial (gain)/loss                                  (1,986)       3,285
Gross benefits paid                                    (3,421)      (3,383)
                                                      --------------------
Benefit obligation at end of year                     $35,843      $36,813
                                                      ====================


     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Company's consolidated balance sheets at September 30:
(Thousands of Dollars)                                   1999         1998
--------------------------------------------------------------------------
Fair value of plan assets at
   beginning of year                                  $ 4,305      $ 4,061
Actual return on plan assets                              211          233
Employer contributions                                  5,127        3,394
Gross benefits paid                                    (3,421)      (3,383)
                                                      --------------------
Fair value of plan assets at
   end of year                                          6,222        4,305
                                                      --------------------

Funded status at end of year                          (29,620)     (32,508)
Unrecognized net actuarial (gain)/loss                 (1,026)         793
Unrecognized prior service cost                         3,569        3,935
Unrecognized net transition asset                      17,713       18,980
                                                      --------------------
Net amount recognized at end of year
   as postretirement benefit cost                     $(9,364)     $(8,800)
                                                      ====================

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5% for 1999 and future years. A one-percentage-point increase or (decrease) in the assumed health care cost trend rate for each future year would have increased or (decreased) the aggregate of the service and interest cost components of the 1999 net periodic postretirement benefit cost by approximately $260,000 or $(250,000) and would have increased or (decreased) the postretirement benefit obligation by $1,270,000 or $(1,220,000). The accumulated postretirement benefit obligation was determined using a weighted-average discount rate of 7.50% for 1999 and 6.75% for 1998, and a weighted-average rate of future compensation of 4.25% for 1999 and 4.0% for 1998. These changes in assumptions decreased the postretirement benefit obligation by approximately $ 2 million. The weighted-average rate for the expected return on medical plan assets was 7.75% for both 1999 and 1998 and the weighted-average rate for the expected return on life insurance plan assets was 8.5% for both 1999 and 1998.
     The 1998 rate case settlement provided for the deferral, net of any applicable tax effects, of the difference between the costs funded by the Company and a $3,825,000 allowance of annualized OPEB costs included in rates effective October 27, 1998. The allowance was previously $4,265,000 effective September 1, 1996. Amounts deferred were considered for future rate recovery in the current general rate case proceeding. Pending approval by the Commission, deferrals ceased September 30, 1999 and previously deferred amounts will be put into rates (without return on investment) no later than December 26, 1999, and amortized over a fifteen-year period.

3.  Incentive Plan

     The Company's Gas Supply Incentive Plan became effective October 1, 1996 for a three-year period ending September 30, 1999 as part of a settlement reached in the Company's 1996 rate case. This plan continued to provide significant benefits for both the Company's shareholders and customers. Under this plan, the Company and its customers shared as follows:
    - sales of gas outside of the Company's traditional service area, of which 70% of the income was allocated to Laclede's customers and the balance to the Company's shareholders
    - releases of pipeline capacity, of which 70% to 90% of the revenues were allocated to Laclede's customers and the balance was allocated to its shareholders
    - savings from discounts off of maximum pipeline transportation rates, of which 80% to 90% of the savings was allocated to Laclede's customers and the balance to its shareholders, and
    - gains and losses as measured against a benchmark level of gas cost, of which the Company was allocated 50%.
     The incentive plan revenues are included in the utility operating revenues line in the Company's financial statements. Expenses related to the incentive plan are included in the natural and propane gas expense line in the financial statements. Results of the Plan are set forth below:

(Thousands of Dollars)                         1999        1998        1997
---------------------------------------------------------------------------
Net Benefits to Customers
      and Shareholders                      $28,362     $31,028     $35,021
---------------------------------------------------------------------------

Shareholder Benefits
Incentive Plan Revenues                     $16,217     $29,851     $34,288
Incentive Plan Gas Expense                   10,806      23,482      26,886
                                            -------------------------------
Company Share - Pretax Income               $ 5,411     $ 6,369     $ 7,402
                                            ===============================

     On September 9, 1999, the MoPSC approved the implementation of a modified Gas Supply Incentive Plan to be in effect for one year beginning October 1, 1999 extending through September 30, 2000. The new plan no longer includes, and the Company generally retains, all income generated from sales of gas outside of its traditional service area. Under this new Plan, the Company will continue to share in benefits from:
    - releases of pipeline capacity, of which 70% to 90% of the revenues are allocated to Laclede's customers and the balance is allocated to its shareholders
    - savings from discounts off of maximum pipeline transportation rates, of which the excess over a predetermined baseline of $13 million is allocated 70% to Laclede's customers and the balance to its shareholders
    - gains and losses as measured against a benchmark level of gas cost, of which 10% to 50% is allocated to the shareholders depending on the change from a predetermined price, and
    - increases or decreases related to changes in the mix of pipeline services, of which a portion is allocated to shareholders.
     While previous results of the Incentive Plan may not be representative of fiscal 2000 results due to plan changes and the volatile and seasonal nature of such efforts, the Company believes that both the Company and its customers will continue to benefit from the recently modified Incentive Plan.

4.  Common Stock and Paid-in Capital

     During 1999, the Company issued 1,250,000 shares of common stock through a public offering. The net proceeds of the offering, after deducting discount and expenses, were $24.1 million. The Company issued 70,447 shares of its common stock during fiscal 1998 under its Dividend Reinvestment and Stock Purchase Plan.

     Paid-in capital increased $22,860,000 in 1999 and  $1,761,000 in 1998 due to the sale of common stock in the above-mentioned public offering and the issuance of common stock under the Dividend Reinvestment and Stock Purchase Plan.
     Total shares of common stock outstanding were 18,877,987 at September 30, 1999 and 17,627,987 at September 30, 1998.
     On March 14, 1996,the Company declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1996, each of which common share purchase rights gives the Rightholder the right to purchase one common share for a purchase price of $60, subject to adjustment. The rights expire on May 1, 2006, and may be redeemed by the Company for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% or more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, at the purchase price, the number of shares equal to the purchase price (initially $60 per share) divided by one-half of the market price. Alternatively, the Company may exchange each Right for one share of Company common stock. A total of 18,877,987 rights were outstanding at September 30, 1999.

5.  Redeemable Preferred Stock

     The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Board of Directors. The redemption price is equal to par of $25.00 a share.
     During 1999, 70 shares of 5% Series B preferred stock were reacquired; in 1998, no shares of preferred stock were reacquired.
     Any default in a sinking fund payment must be cured before the Company may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the five years subsequent to September 30, 1999 are:
2000, $35,500; 2001-2004, $160,000 per year.

6.  Long-Term Debt

     Maturities or sinking fund requirements on long-term debt for the five years subsequent to September 30, 1999 are as follows: 2000-2002, none; 2003, $25 million; 2004, none.
     On April 8, 1999 the Company received approval from the MoPSC for a two-year extension, to April 21, 2001, of its previously granted authority to sell additional first mortgage bonds. The original authorization was for $100 million of first mortgage bonds of which $75 million had already been issued and sold. In June 1999, the Company issued the remaining $25 million of first mortgage bonds with an interest rate of 7% and an overall cost to the Company of 7.04%. In October 1997, the Company issued $25 million of 6-1/2% first mortgage bonds at a cost to the Company of 6.675%. The proceeds of both issuances were used to reduce outstanding short-term borrowings.
     On May 15, 1998, the Company redeemed, at its first opportunity, $25 million of 9-5/8% first mortgage bonds due May 15, 2013. The funds for this redemption were supplied by short-term borrowing agreements.
     Substantially all of the Company's utility plant is subject to the liens of its mortgage.
     The Company's mortgage contains provisions which restrict retained earnings from declaration or payment of cash dividends. As of September 30, 1999, all of the Company's consolidated retained earnings were free from such restrictions.

7.  Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1999 and 1998 are as follows:
                                                  Carrying          Fair
(Thousands of Dollars)                              Amount         Value
------------------------------------------------------------------------
1999:
Cash and cash equivalents                       $    9,352    $    9,352
Short-term debt                                     84,700        84,700
Long-term debt                                     204,323       201,659
Redeemable preferred stock                           1,958         1,812
Non-utility financial instruments                      131            86

1998:
Cash and cash equivalents                       $    3,718    $    3,718
Short-term debt                                     98,500        98,500
Long-term debt                                     179,238       198,411
Redeemable preferred stock                           1,960         1,624
Non-utility financial instruments                      941           620

     The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt and preferred stock is estimated based on market prices for similar issues. The fair value of non-utility financial instruments reflects trading prices at September 30, 1999.

8.  Income Taxes

     Net provisions for income taxes were charged during the years ended September 30, 1999, 1998 and 1997 as shown on the Schedule of Income Taxes. The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

                                               1999        1998        1997
---------------------------------------------------------------------------
Federal income tax statutory rate              35.0%       35.0%       35.0%
State and local income taxes,
   net of federal income tax benefits           3.4         3.7         3.7
Certain expenses capitalized on books
   and deducted on tax return                  (3.2)       (2.0)       (1.6)
Taxes related to prior years                     .5        (1.2)          -
Other items - net                               (.2)         .1        (1.0)
                                               ----------------------------
Effective income tax rate                      35.5%       35.6%       36.1%
                                               ============================

     The significant items comprising the Company's net deferred tax liability recognized in the consolidated balance sheets as of September 30 are as follows:
(Thousands of Dollars)                                   1999         1998
--------------------------------------------------------------------------
Deferred tax assets:
   Reserves not currently deductible                 $ 16,777     $ 14,447
   Deferred gas cost                                    3,679        6,386
   Unamortized investment tax credits                   4,147        4,365
   Other                                                2,339        3,580
                                                     ---------------------
       Total deferred tax assets                       26,942       28,778
                                                     ---------------------

Deferred tax liabilities:
   Relating to utility property                       102,870       93,322
   Pension                                             30,196       23,453
   Other                                                8,416        4,926
                                                     ---------------------
       Total deferred tax liabilities                 141,482      121,701
                                                     ---------------------

Net deferred tax liability                            114,540       92,923
Net deferred tax asset - current                       10,216        9,933
                                                     ---------------------
Net deferred tax liability - non-current             $124,756     $102,856
                                                     =====================

9.  Notes Payable and Credit Agreements

     In January 1999, the Company renewed three base lines of bank credit under which it may borrow up to an aggregate of $30 million prior to January 31, 2000, with repayment of any loans outstanding on that date permitted from April 30, 2000 to June 30, 2000. The borrowings may be repaid at any time without penalty. The Company anticipates renewal of these primary lines totaling $30 million in January 2000. An additional $10 million line of credit was renewed through March 31, 1999. This, along with a previously obtained $100 million supplemental line of credit which ran through August 31, 1999, and an additional $20 million supplemental line of credit obtained for the period of December 20, 1998 through March 20, 1999, provided total lines of credit of $160 million for the majority of the 1998-1999 heating season. The Company acquired an additional $20 million base line of credit for the period September 13, 1999 through September 13, 2000. Under current bank loan agreements, Laclede may borrow up to $170 million, which includes the Company's base lines of credit of $50 million, and a $120 million supplemental line of credit that extends through the fall of 2000.
     Alternatively, the Company has an agreement for the issuance of commercial paper which is supported by the bank loan lines of credit.
During fiscal year 1999, the Company's short-term borrowing requirements, which peaked at $142.5 million, were met by the sale of commercial paper. The Company had $84.7 million in commercial paper outstanding as of September 30, 1999 at an average interest rate of 5.4%, and $98.5 million outstanding as of September 30, 1998 at an average interest rate of 5.6%.

10.  Other Income and Income Deductions - Net

(Thousands of Dollars)                         1999        1998        1997
---------------------------------------------------------------------------
Investment Losses                           $(3,409)     $    -      $    -
Gains on Sale of Property                     2,275           -         514
Allowance on Funds Used For Construction        739         609         367
Other Income                                  1,260       1,202         908
Other Income Deductions                      (1,338)       (672)       (825)
                                            -------------------------------
Other Income and Income Deductions - Net    $  (473)     $1,139       $ 964
                                            ===============================

     In fiscal 1999, the Company recorded a $3.2 million pre-tax investment loss. This non-recurring loss resulted from the Company's minority participation in Clark Enterprises, an entity comprised of a group of civic-minded St. Louis firms that owned the St. Louis Blues Hockey team and also financed and operated the Kiel Center in downtown St. Louis, the sale of which was negotiated and completed during September 1999.
     A pre-tax gain of $1.9 million was recognized in fiscal 1999 by the Company's wholly-owned subsidiary, Laclede Development Company, on the November 1998 sale of property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate partnership.

11.  Information by Operating Segment

     Laclede Gas Company is a public utility engaged in the retail distribution of natural gas. The Company serves an area of eastern Missouri, with a population of approximately 2.0 million. As an adjunct to its gas distribution business, Laclede operates underground natural gas storage fields and stores liquid propane and is engaged in the transportation of liquid propane through its wholly-owned subsidiary, Laclede Pipeline Company.
     The Company has also made investments in some non-utility businesses as part of a diversification program, none of which are reportable segments. These non-regulated operations are conducted through five wholly-owned subsidiaries which are engaged in gas marketing, the sale of insurance products through an insurance agency in the State of Missouri, real estate development, the compression of natural gas, and financial investments in other enterprises. These subsidiaries have the same accounting policies as those described in the summary of significant accounting policies in Note 1. There are no material intersegment revenues.

                                      All Other
(Thousands of Dollars)  Gas Utility (Non-Utility) Eliminations Consolidated
---------------------------------------------------------------------------
Fiscal 1999
Operating revenues         $473,710      $17,878    $        -     $491,588
Depreciation & amortization  21,490            -             -       21,490
Interest charges             20,593            -             -       20,593
Income tax expense           13,670          691             -       14,361
Net income                   25,012        1,050             -       26,062
Total assets                824,991       13,774        (7,146)     831,619
Construction expenditures    48,698            7             -       48,705

Fiscal 1998
Operating revenues         $548,192      $13,795    $        -     $561,987
Depreciation & amortization  25,310            -             -       25,310
Interest charges             21,270            -             -       21,270
Income tax expense           15,019          422             -       15,441
Net income                   27,201          691             -       27,892
Total assets                768,023       10,298        (7,174)     771,147
Construction expenditures    47,254          185             -       47,439

Fiscal 1997
Operating revenues         $607,236      $ 8,494    $        -     $615,730
Depreciation & amortization  25,890            -             -       25,890
Interest charges             19,088            -             -       19,088
Income tax expense           17,918          436             -       18,354
Net income                   31,858          608             -       32,466
Total assets                718,460        9,016        (6,766)     720,710
Construction expenditures    42,842        1,264             -       44,106

12.  Commitments and Contingencies

     The Company estimates fiscal year 2000 utility construction expenditures at $43 million. The lease agreement covering the Company's general office space extends through February 2005 with options to renew for up to 15 additional years. The aggregate rental expense for fiscal years 1999, 1998 and 1997 was $812,000, $803,000 and $794,000, respectively. The annual minimum rental payments for fiscal year 2000 is anticipated to be $821,000 with a maximum annual rent escalation of $8,800 per year for each year through fiscal 2005. The Company has other rental arrangements that provide for minimum rental payments that are relatively minor. The Company has entered into various contracts, which in the aggregate require it to pay approximately $72 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the Purchased Gas Adjustment Clause of the Company's tariff. The contracts have various expiration dates ranging from 2000 to 2001.
     A consolidated subsidiary is a general partner in an unconsolidated partnership, which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.2 million incurred in connection with various real estate ventures. The Company has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. The Company further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.

     Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, owns and operates a propane pipeline that connects Laclede Gas Company's propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. In June 1999, Laclede Pipeline Company purchased from Phillips Pipe Line Company for approximately $1.4 million a section of existing propane pipeline, which completed Laclede Gas Company's ownership of all facets of its propane peak shaving assets and allowing greater access to supply markets. Laclede Gas Company vaporizes the propane to supplement its natural gas supply and meet the peak demands on the distribution system. Laclede Pipeline Company's previous contract arrangement with Phillips Petroleum Company, to provide transportation of propane on an annual basis and which expired on March 31, 1999, is no longer needed.
     In September 1997, the staff of the MoPSC recommended that Laclede refund $3.6 million to its ratepayers in connection with its sale of gas outside of Missouri during fiscal 1996, prior to the approval of the incentive plan. On April 20, 1999 the MoPSC issued its order rejecting the proposal of its staff. This order became effective April 30, 1999, and this matter is now closed.
     In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pre-tax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan. The Company, which has recently filed a response in opposition to the staff's recommendation, believes that there is no basis for such recommendation and is confident that the Company will ultimately prevail on the merits.
     The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.
     In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency, Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri. Subsequently, the Company and the state and federal environmental regulatory agencies agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,135,000. As of September 30, 1999, the Company has paid $646,000 and reserved $489,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.
     The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri in the Missouri Voluntary Cleanup Program. Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural Resources accepted the Company's application. Acceptance provides opportunities to minimize costs of remediation and maximize possibilities of site development. Laclede submitted a site investigation plan to the Missouri Department of Natural Resources on November 16, 1998, which investigation is now complete. Laclede sent its report on the investigation to the Missouri Department of Natural Resources. Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $534,000. Currently, the Company
has paid $346,000 and reserved an additional $188,000.   The Company has
requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator, who is currently in a Chapter 11 bankruptcy proceeding, agreed to participate in these costs, and the agreement received the bankruptcy court's approval.
The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

     While the scope or costs relative to the site in Shrewsbury will not be material, the scope or costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers has agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage will not have any material impact on the Company. With regard to the City of St. Louis site, since the scope or costs relative to this site are unknown and may be material, the denial of coverage may have a material impact on the Company.
     In the Company's 1998 rate case, the MoPSC approved the Company's continued use of a cost deferral mechanism for these costs. Through this, the Company applied for appropriate rate recovery of these costs in its current rate case. Deferral of such costs terminated July 31, 1999, and any subsequent costs will be charged to expense. Previously deferred costs will be put into rates (without return on investment) and amortized over a fifteen-year period, upon the Commission's approval of the partial settlement of the Company's current rate case, no later than December 26, 1999.
     On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. The staff filed its report on August 31, 1999 containing a modified replacement schedule for such service lines. In response, the Company proposed an alternative program based upon the evaluation of recent survey data. After appropriate review of the matter, the Commission is expected to issue its order on the matter sometime next year. Laclede is unable to predict at this time what action the MoPSC may take. The Company currently faces two lawsuits and one claim relative to direct buried copper service lines.
     Superior Oil Company and Union Pacific Railroad Company dismissed, without prejudice, their action against Laclede Gas Company seeking contribution under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 for costs incurred and to be incurred in remediating a site for St. Louis.
     The Company is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.

13.  Interim Financial Information (Unaudited)

     In the opinion of the Company, the quarterly information presented in the Schedule of Interim Financial Information for fiscal years 1999 and 1998 includes all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis reflect the seasonal nature of the Company's business.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosure with the Company's outside auditors which are required to be disclosed.

                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

The information concerning directors required by this item is set forth on pages 3 through 6 in the Company's proxy statement dated December 16, 1999 and is incorporated herein by reference.

The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this item is set forth on pages 8 through 15 in the Company's proxy statement dated December 16, 1999 and is incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation" and "Performance Graph" on pages 12 through 14 of such proxy statement is expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth on page 7 in the Company's proxy statement dated December 16, 1999 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

There were no transactions required to be disclosed pursuant to this item.

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a) 1.   Consolidated Financial Statements:                  1999 10-K Page

         For Years Ended September 30, 1999, 1998, and 1997:
           Statements of Consolidated Income                       24
           Statements of Consolidated Retained Earnings            25
           Statements of Consolidated Comprehensive Income         25
           Statements of Consolidated Cash Flows                   29
           Schedule of Income Taxes                                30
         As of September 30, 1999 & 1998:
           Consolidated Balance Sheets                          26-27
           Statements of Consolidated Capitalization               28
         For Years Ended 1999 & 1998:
           Schedule of Interim Financial Information               31
         Notes to Financial Statements                          32-47
         Independent Auditors' Report                              22
         Management Report                                         23

    2.   Supplemental Schedules

         II - Reserves                                             53

         Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.   Exhibits

         Incorporated herein by reference to Index to Exhibits, page 54.

Management contracts and compensatory plans or arrangements listed in the Index to Exhibits required to be filed as exhibits to this form pursuant to
Item 14(c) of this report:

Exhibit No.   Description

10.01     -   Incentive Compensation Plan of the Company, as
              amended.
10.01a    -   Amendment adopted by the Board of Directors on
              July 26, 1990 to the Incentive Compensation Plan.
10.01b    -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan.
10.01c    -   Amendments to Laclede Gas Company Incentive
              Compensation Plan, effective January 26, 1995.
10.02     -   Senior Officers' Life Insurance Program of the
              Company, as amended.
10.02a    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on June 27, 1991
              amending the Senior Officers' Life Insurance Program.
10.02b    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on January 28, 1993
              amending the Senior Officers' Life Insurance Program.
10.03     -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990, as amended.

10.03a    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              by the Board of Directors on September 27, 1990.
10.03b    -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management
              Employees.
10.03c    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              January 10, 1994.
10.03d    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              July 29, 1994.
10.03e    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              February 21, 1995.
10.03f    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              March 7, 1995.
10.03g    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              September 11, 1995.
10.03h    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              August 14, 1996.
10.03i    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              December 19, 1996.
10.03j    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              February 7, 1997.
10.04     -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25,
              1991.
10.05     -   Laclede Gas Company Salary Deferral Savings Plan,
              as amended through February 27, 1992.
10.05a    -   Amendment to the Company's Salary Deferral Savings
              Plan, effective January 31, 1992, adopted by the
              Board of Directors on August 27, 1992.
10.05b    -   Amendment to the Company's Salary Deferral Savings
              Plan dated January 10, 1994.
10.05c    -   Amendments to the Company's Salary Deferral
              Savings Plan, dated July 29, 1994.
10.05d    -   Amendments to the Company's Salary Deferral
              Savings Plan effective August 1, 1994 adopted by
              the Board of Directors on August 25, 1994.
10.05e    -   Amendments to the Company's Salary Deferral
              Savings Plan dated September 27, 1994.
10.05f    -   Amendments to the Company's Salary Deferral
              Savings Plan dated February 21, 1995.
10.05g    -   Amendments to the Company's Salary Deferral
              Savings Plan dated March 7, 1995.
10.05h    -   Amendments to the Company's Salary Deferral
              Savings Plan dated June 26, 1995.
10.05i    -   Amendments to the Company's Salary Deferral
              Savings Plan dated August 3, 1995.
10.05j    -   Amendments to the Company's Salary Deferral
              Savings Plan adopted April 21, 1997.
10.05k    -   Amendments to the Company's Salary Deferral
              Savings Plan adopted October 5, 1998.
10.06     -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981.

10.06a    -   First Amendment to the Company's Deferred
              Compensation Plan for Non-Employee Directors,
              adopted by the Board of Directors on July 26,
              1990.
10.06b    -   Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the
              Board of Directors on August 27, 1992.
10.08     -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985.
10.08a    -   First Amendment to Retirement Plan for the
              Company's Non-Employee Directors, adopted by the
              Board of Directors on July 26, 1990.
10.08b    -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992.
10.09     -   Salient Features of the Laclede Gas Company
              Deferred Income Plan for Directors and Selected
              Executives, including amendments adopted by the
              Board of Directors on July 26, 1990.
10.09a    -   Amendment to the Company's Deferred Income Plan
              for Directors and Selected Executives, adopted by
              the Board of Directors on August 27, 1992.
10.10     -   Form of Indemnification Agreement between the
              Company and its Directors and Officers.
10.11     -   Laclede Gas Company Management Continuity
              Protection Plan, as amended, effective at the
              close of business on January 27, 1994, by the
              Board of Directors.
10.12     -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990.
10.12a    -   Extension and amendment of the Laclede Gas Company
              Restricted Stock Plan for Non-Employee Directors
              adopted by the Board of Directors on November 17,
              1994.
10.12b    -   Amendment to the Laclede Gas Company Restricted Stock
              Plan for Non-Employee Directors adopted August 14,
              1998.
10.14     -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives adopted by the Board of Directors on September 23, 1993.

(b) The Company filed no reports on Form 8-K during the last quarter of fiscal year 1999.

(c) Incorporated herein by reference to Index to Exhibits, page 54.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LACLEDE GAS COMPANY


December 16, 1999                      By     Gerald T. McNeive, Jr.
                                              Gerald T. McNeive, Jr.
                                              Senior Vice President -
                                              Finance and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                      Title

12/16/99          Douglas H. Yaeger           Chairman of the Board,
                  Douglas H. Yaeger           President, and Chief Executive
                                              Officer
                                              (Principal Executive Officer)

12/16/99          Gerald T. McNeive, Jr.      Senior Vice President -
                  Gerald T. McNeive, Jr.      Finance and General Counsel
                                              (Principal Financial and
                                              Accounting Officer)

12/16/99          Andrew B. Craig, III        Director
                  Andrew B. Craig, III

12/16/99          Henry Givens, Jr.           Director
                  Henry Givens, Jr.

12/16/99          C. Ray Holman               Director
                  C. Ray Holman

12/16/99          Robert C. Jaudes            Director
                  Robert C. Jaudes

12/16/99          Mary Ann Krey               Director
                  Mary Ann Krey

12/16/99          W. Stephen Maritz           Director
                  W. Stephen Maritz

12/16/99          William E. Nasser           Director
                  William E. Nasser

12/16/99          Robert P. Stupp             Director
                  Robert P. Stupp

12/16/99          H. Edwin Trusheim           Director
                  H. Edwin Trusheim

                                   SCHEDULE II
                    LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                                    RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
---------------------------------------------------------------------------
COLUMN A           COLUMN B       COLUMN C          COLUMN D       COLUMN E
                 BALANCE AT   ADDITIONS CHARGED   DEDUCTIONS        BALANCE
                  BEGINNING       TO    TO OTHER        FROM       AT CLOSE
DESCRIPTION       OF PERIOD   INCOME    ACCOUNTS    RESERVES      OF PERIOD
---------------------------------------------------------------------------
                                    (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 1999:
DOUBTFUL ACCOUNTS     $ 5,650   $6,062     $4,184 (a) $ 9,655 (b)  $ 6,241
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,366   $2,125     $    -     $ 1,791 (c)  $ 3,700
 Deferred compensation  8,924    1,242          -         982        9,184
                      ----------------------------------------------------
              TOTAL   $12,290   $3,367     $    -     $ 2,773      $12,884
                      ====================================================

YEAR ENDED
SEPTEMBER 30, 1998:
DOUBTFUL ACCOUNTS     $ 8,051   $5,312     $4,214 (a) $11,927 (b)  $ 5,650
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 4,227   $  935     $    -     $ 1,796 (c)  $ 3,366
 Deferred compensation  8,475    1,290          -         841        8,924
                      ----------------------------------------------------
              TOTAL   $12,702   $2,225     $    -     $ 2,637      $12,290
                      ====================================================
YEAR ENDED
SEPTEMBER 30, 1997:
DOUBTFUL ACCOUNTS     $ 7,984   $8,556     $3,583 (a) $12,072 (b)  $ 8,051
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,655   $1,780     $    -     $ 1,208 (c)  $ 4,227
 Deferred compensation  8,040    1,228         59         852        8,475
                      ----------------------------------------------------
              TOTAL   $11,695   $3,008     $   59     $ 2,060      $12,702
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
4.01*     -   Mortgage and Deed of Trust, dated as of February 1,
              1945; filed as Exhibit 7-A to Registration Statement
              No. 2-5586.
4.02*     -   Fourteenth Supplemental Indenture, dated as of
              October 26, 1976; filed on June 26, 1979 as Exhibit b-4
              to Registration Statement No. 2-64857.
4.03*     -   Seventeenth Supplemental Indenture, dated as of May 15,
              1988; filed as Exhibit 28(a) to the Registration
              Statement No. 33-38413.
4.04*     -   Eighteenth Supplemental Indenture, dated as of
              November 15, 1989; filed as Exhibit 28(b) to the
              Registration Statement No. 33-38413.
4.05*     -   Nineteenth Supplemental Indenture, dated as of May 15, 1991;
              filed on May 16, 1991 as Exhibit 4.01 to the Company's
              Form 8-K (File No. 1-1822).
4.06*     -   Twentieth Supplemental Indenture, dated as of
              November 1, 1992; filed on November 4, 1992 as Exhibit 4.01 to the Company's Form 8-K (File No. 1-1822).
4.07*     -   Twenty-First Supplemental Indenture, dated as of May 1, 1993;
              filed on May 13, 1993 as Exhibit 4.01 to the Company's
              Form 8-K (File No. 1-1822).
4.08*     -   Twenty-Second Supplemental Indenture dated as of
              November 15, 1995; filed on December 8, 1995 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.09*     -   Twenty-Third Supplemental Indenture dated as of
              October 15, 1997; filed on November 6, 1997 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.10*     -   Twenty-Fourth Supplemental Indenture dated as of June 1,1999, filed on June 4, 1999 as Exhibit 4.01 to the Company's
              Form 8-K (File No. 1-1822).
4.11*     -   Laclede Gas Company Board of Directors' Resolution dated
              August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated
              Executive Officers; filed as Exhibit 4.12 to the Company's 10-K for the fiscal year ended September 30, 1991 (File No. 1-1822).

   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

4.11a*     -  Laclede Gas Company Board of Directors' Resolutions
              dated August 25, 1988, which generally provide for
              certain amendments to the Company's Wage Deferral
              Savings Plan and Salary Deferral Savings Plan and that
              certain Officers are authorized to execute such
              amendments; filed as Exhibit 4.12g to the Company's 10-K
              for the fiscal year ended September 30, 1988
              (File No. 1-1822).
4.12*     -   Laclede Gas Company Wage Deferral Savings Plan,
              incorporating amendments through December 12, 1990;
              filed as Exhibit 4.13 to the Company's 10-K for the
              fiscal year ended September 30, 1991 (File No. 1-1822).
4.12a*     -  Amendments to the Company's Wage Deferral and Salary
              Deferral Savings Plans, effective May 1, 1992, adopted
              by the Board of Directors on February 27, 1992; filed as
              Exhibit 4.13 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1992 (File No. 1-1822).
4.12b*    -   Amendment to the Company's Wage Deferral Savings Plan,
              effective August 1, 1992, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 4.13b to
              the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
4.12c*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated July 29, 1994; filed as Exhibit 4.09c to the
              Company's 10-K for the fiscal year ended September 30,
              1994 (File No. 1-1822).
4.12d*    -   Amendments to the Company's Wage Deferral Savings Plan
              effective August 1, 1994 and adopted by the Board of
              Directors August 25, 1994; filed as Exhibit 4.09d to
              the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
4.12e*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated February 21, 1995; filed as Exhibit 4.1 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
4.12f*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated March 7, 1995; filed as Exhibit 4.2 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
4.12g*    -   Amendments to the Company's Wage Deferral Savings Plan
              dated June 26, 1995; filed as Exhibit 4.1 to the Company's 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-1822).




   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

4.12h*    -   Amendments to the Company's Wage Deferral Savings Plan
              adopted April 21, 1997; filed as Exhibit 4.2 to the
              Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
4.12i*    -   Amendments to the Company's Wage Deferral Savings Plan adopted
              October 5, 1998; filed as Exhibit 4 to the Company's 10-Q for the fiscal quarter ended December 31, 1998 (File No. 1-1822).
4.13*     -   Missouri Natural Gas Division of the Laclede Gas Company
              Dual Savings Plan incorporating amendments through
              December 12, 1990; filed as Exhibit 4.01 to the
              Company's 10-Q for the fiscal quarter ended December 31,
              1990 (File No. 1-1822).
4.13a*    -   Amendment to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan effective
              April 11, 1993, adopted by the Board of Directors on
              August 26, 1993; filed as Exhibit 4.10a to the Company's
              10-K for the fiscal year ended September 30, 1993 (File
              No. 1-1822).
4.13b*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated July 29,
              1994; filed as Exhibit 4.10b to the Company's 10-K for
              the fiscal year ended September 30, 1994
              (File No. 1-1822).
4.13c*    -   Amendment dated October 27, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual Savings
              Plan; filed as Exhibit 4.1 to the Company's 10-Q for the
              fiscal quarter ended December 31, 1994 (File No. 1-1822).
4.13d*    -   Amendment dated November 21, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual Savings
              Plan; filed as Exhibit 4.2 to the Company's 10-Q for the
              fiscal quarter ended December 31, 1994 (File No. 1-1822).
4.13e*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated February 21,
              1995; filed as Exhibit 4.3 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
4.13f*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated March 7,
              1995; filed as Exhibit 4.4 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
4.13g*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted by the
              Board of Directors on May 25, 1995; filed as Exhibit 4.2
              to the Company's 10-Q for the fiscal quarter ended
              June 30, 1995 (File No. 1-1822).
4.13h*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated June 26,
              1995; filed as Exhibit 4.3 to the Company's 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-1822).


   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

4.13i*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated August 3,
              1995; filed as Exhibit 4.10i to the Company's 10-K for
              the fiscal year ended September 30, 1995
              (File No. 1-1822).
4.13j*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted April 21,
              1997; filed as Exhibit 4.3 to the Company's 10-Q for the
              fiscal quarter ended June 30, 1997 (File No. 1-1822).
4.14*     -   Rights Agreement dated as of April 3, 1996; filed on
              April 3, 1996 as Exhibit 1 to the Company's Form 8-A
              (File No. 1-1822).
10.01*    -   Incentive Compensation Plan of the Company, as amended;
              filed as Exhibit 10.03 to the Company's 10-K for the
              fiscal year ended September 30, 1989 (File No. 1-1822).
10.01a*   -   Amendment adopted by the Board of Directors on July 26,
              1990 to the Incentive Compensation Plan; filed as
              Exhibit 10.02a to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.01b*   -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan;
              filed as Exhibit 10.02b to the Company's 10-K for the
              fiscal year ended September 30, 1990 (File No. 1-1822).
10.01c*   -   Amendments to the Company's Incentive Compensation
              Plan, effective January 26, 1995; filed as Exhibit 10.3
              to the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
10.02*    -   Senior Officers' Life Insurance Program of the Company,
              as amended; filed as Exhibit 10.03 to the Company's 10-K
              for the fiscal year ended September 30, 1990
              (File No. 1-1822).
10.02a*   -   Certified copy of resolutions of the Company's Board of
              Directors adopted on June 27, 1991 amending the Senior
              Officers' Life Insurance Program; filed as Exhibit 10.01
              to the Company's 10-Q for the fiscal quarter ended
              June 30, 1991 (File No. 1-1822).
10.02b*   -   Certified copy of resolutions of the Company's Board of
              Directors adopted on January 28, 1993 amending the
              Senior Officers' Life Insurance Program; filed as
              Exhibit 10.03 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1993 (File No. 1-1822).
10.03*    -   Employees' Retirement Plan of Laclede Gas Company -
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

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.05f*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated February 21, 1995; filed as Exhibit 10.1 to
              the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
10.05g*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated March 7, 1995; filed as Exhibit 10.2 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
10.05h*   -   Amendments to the Company's Salary Deferral Savings Plan
              dated June 26, 1995; filed as Exhibit 10.1 to the
              Company's 10-Q for the fiscal quarter ended June 30, 1995
              (File No. 1-1822).
10.05i*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated August 3, 1995; filed as Exhibit 10.05 to the
              Company's 10-K for the fiscal year ended September 30,
              1995 (File No. 1-1822).
10.05k*   -   Amendments to the Company's Salary Deferral Savings Plan
              adopted October 5, 1998; filed as Exhibit 10 to the Company's
              10-Q for the fiscal quarter ended December31, 1998 (File No,
              1-1822).
10.05j*   -   Amendments to the Company's Salary Deferral Savings Plan
              adopted April 21, 1997; filed as Exhibit 4.1 to the
              Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
10.05k*   -   Amendments to the Company's Salary Deferral Savings Plan
              adopted October 5, 1998; filed as Exhibit 10 to the
              Company's 10-Q for the fiscal quarter ended December 31,
              1998 (File No. 1-1822).
10.06*    -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981; filed as
              Exhibit 10.12 to the Company's 10-K for the fiscal year
              ended September 30, 1989 (File No. 1-1822).
10.06a*   -   First Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the Board of
              Directors on July 26, 1990; filed as Exhibit 10.09a to
              the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.06b*   -   Amendment to the Company's Deferred Compensation Plan
              for Non-Employee Directors, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.09b to the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).






   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------


10.07*    -   Transportation Service Agreement dated October 13, 1993
              between Mississippi River Transmission Corporation and
              the Company; filed as exhibit 10.07d to the Company's 10-K for the fiscal year ended September 30, 1997 (File No.
              1-1822).
10.07a*   -   Storage Service Agreement dated October 13, 1993 between
              Mississippi River Transmission Corporation and the
              Company; filed as exhibit 10.07e to the Company's 10-K
              for the fiscal year ended September 30, 1997 (File No.
              1-1822).
10.08*    -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985; filed as
              Exhibit 10.01 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1990 (File No. 1-1822).
10.08a*   -   First Amendment to Retirement Plan for the Company's
              Non-Employee Directors, adopted by the Board of
              Directors on July 26, 1990; filed as Exhibit 10.11a to
              the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.08b*   -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992; filed as Exhibit 10.11 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1992 (File No. 1-1822).
10.09*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan for Directors and Selected Executives,
              including amendments adopted by the Board of Directors
              on July 26, 1990; filed as Exhibit 10.12 to the
              Company's 10-K for the fiscal year ended September 30,
              1991 (File No. 1-1822).
10.09a*   -   Amendment to the Company's Deferred Income Plan for
              Directors and Selected Executives, adopted by the Board
              of Directors on August 27, 1992; filed as Exhibit 10.12a
              to the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
10.10*    -   Form of Indemnification Agreement between the Company
              and its Directors and Officers; filed as Exhibit 10.13
              to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.11*    -   Laclede Gas Company Management Continuity Protection
              Plan, as amended, effective at the close of business on January 27, 1994, by the Board of Directors; filed as
              Exhibit 10.1 to the Company's 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-1822).




   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------
   Exhibit
     No.
   -------

10.12*    -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990; filed as Exhibit 10.03 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1990 (File No.
              1-1822).
10.12a*   -   Extension and amendment of the Company's Restricted
              Stock Plan for Non-Employee Directors adopted by the
              Board of Directors on November 17, 1994; filed as
              Exhibit 10.1 to the Company's 10-Q for the quarter ended
              December 31, 1994 (File No. 1-1822).
10.12b*   -   Amendment to the Laclede Gas Company Restricted Stock
              Plan for Non-Employee Directors adopted August 14, 1998;
              filed as Exhibit 10.12b to the Company's 10-K for the year ended September 30, 1998 (File No. 1-1822).
10.13*    -   Laclede Gas Company Trust Agreement with Boatmen's Trust
              Company, dated December 7, 1989; filed as Exhibit 10.16
              to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.13a*   -   First Amendment to the Company's Trust Agreement,
              adopted by the Board of Directors on July 26, 1990;
              filed as Exhibit 10.16a to the Company's 10-K for the
              fiscal year ended September 30, 1990 (File No. 1-1822).
10.13b*   -   Second Amendment to the Company's Trust Agreement
              dated as of December 7, 1989, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit 10.16b
              to the Company's 10-K for the fiscal year ended
              September 30, 1993 (File No. 1-1822).
10.13c*   -   Third Amendment to Laclede Gas Company Trust Agreement
              dated as of December 7, 1989 adopted by the Board of
              Directors on August 28, 1997; filed as exhibit 10.13c
              to the Company's 10-K for the fiscal year ended September
              30, 1997 (File No. 1-1822).
10.13d*   -   Amendment (effective as of January 15, 1998) to Laclede
              Gas Company Trust Agreement (dated as of December 7,
              1989); filed as Exhibit 10.02 to the Company's 10-Q for
              the fiscal quarter ended June 30, 1998 (File No. 1-1822).
10.14*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives
              adopted by the Board of Directors on September 23, 1993;
              filed as Exhibit 10.17 to the Company's 10-K for the
              fiscal year ended September 30, 1993 (File No. 1-1822).
10.15*    -   January 22, 1999 line of credit agreement with
              Mercantile Bank National Association; filed as Exhibit
              10.1 to the Company's 10-Q for the fiscal quarter ended
              March 31, 1999 (File No. 1-1822).
10.16*    -   January 31, 1999 line of credit agreement with Nations
              Bank, N.A.; filed as Exhibit 10.3 to the Company's 10-Q for the fiscal quarter ended March 31, 1999 (File No. 1-1822).
10.17*    -   January 15, 1999 line of credit agreement with Commerce
              Bank, N.A.; filed as Exhibit 10.2 to the Company's 10-Q for the fiscal quarter ended March 31, 1999 (File No.
              1-1822).

   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.18     -   September 13, 1999 bank credit agreement with Mercantile
              Bank National Association.
10.19     -   September 11, 1999 bank credit agreement with UMB Bank,
              N.A.
10.20     -   Supplemental line of credit agreement dated October 22,
              1999 among Mercantile Bank National Association, Bank of
              America, N.A. and Credit Suisse First Boston.
12        -   Ratio of Earnings to Fixed Charges.
21        -   Subsidiaries of the Registrant.
23        -   Consent of Independent Public Accountants.
27        -   Financial Data Schedule UT




   * Incorporated herein by reference and made a part hereof.