Form 10-Q
period 1999-12-31
LACLEDE GAS CO
filed 2000-02-11
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 1999

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

18,877,987 shares, Common Stock, par value $1 per share at 2/11/00.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES











                                  PART I

                          FINANCIAL INFORMATION






The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 1999.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                    STATEMENTS OF CONSOLIDATED INCOME
                               (UNAUDITED)

(In Thousands, Except Per Share Amounts)
                                                        Three Months Ended
                                                           December 31,
                                                         1999        1998
                                                         ----        ----
Operating Revenues:
  Utility operating revenues                           $144,659    $149,759
  Non-utility operating revenues                          6,775       3,753
                                                       --------------------
    Total Operating Revenues                            151,434     153,512
                                                       --------------------
Operating Expenses:
  Utility operating expenses
    Natural and propane gas                              81,596      86,704
    Other operation expenses                             22,653      23,667
    Maintenance                                           4,708       5,082
    Depreciation and amortization                         5,495       5,287
    Taxes, other than income taxes                       10,372      10,520
                                                       --------------------
      Total utility operating expenses                  124,824     131,260
  Non-utility operating expenses                          6,595       3,640
                                                       --------------------
      Total Operating Expenses                          131,419     134,900
                                                       --------------------
Operating Income                                         20,015      18,612
Other Income and Income Deductions-Net (Note 5)             776       1,964
                                                       --------------------
Income Before Interest and Income Taxes                  20,791      20,576
                                                       --------------------
Interest Charges:
  Interest on long-term debt                              3,784       3,347
  Other interest charges                                  2,189       1,957
                                                       --------------------
      Total Interest Charges                              5,973       5,304
                                                       --------------------
Income Before Income Taxes                               14,818      15,272
Income Taxes (Note 3)                                     5,237       5,565
                                                       --------------------
Net Income                                                9,581       9,707
Dividends on Preferred Stock                                 24          24
                                                       --------------------
Earnings Applicable to Common Stock                    $  9,557    $  9,683
                                                       ====================

Average Number of Common Shares Outstanding              18,878      17,628

Earnings Per Share of Common Stock                        $ .51       $ .55

Dividends Declared Per Share of Common Stock              $.335       $.335


             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Dec. 31     Sept. 30
                                                         1999        1999
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS
Utility Plant                                          $888,716    $876,431
   Less:  Accumulated depreciation and amortization     361,618     357,053
                                                       --------------------
   Net Utility Plant                                    527,098     519,378
                                                       --------------------
Other Property and Investments                           26,537      26,122
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              3,411       9,352
   Accounts receivable - net                            102,828      42,028
   Materials, supplies, and merchandise at avg cost       6,250       5,680
   Natural gas stored underground for current use
      at LIFO cost                                       57,847      64,112
   Propane gas for current use at FIFO cost              12,202      11,697
   Prepayments and other                                  4,507       2,309
   Deferred income taxes                                  9,058      10,216
                                                       --------------------
      Total Current Assets                              196,103     145,394
                                                       --------------------
Deferred Charges:
   Prepaid pension cost                                  85,293      80,994
   Regulatory assets                                     60,425      58,024
   Other                                                  1,765       1,707
                                                       --------------------
      Total deferred charges                            147,483     140,725
                                                       --------------------
Total Assets                                           $897,221    $831,619
                                                       ====================


             See notes to consolidated financial statements.
















              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Dec. 31     Sept. 30
                                                         1999        1999
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (20,743,625 shares issued)            $ 20,744    $ 20,744
   Paid-in capital                                      85,831      85,826
   Retained earnings                                   203,081     199,848
   Accumulated other comprehensive income                  (77)        (77)
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        285,562     282,324
   Redeemable preferred stock                            1,913       1,923
   Long-term debt (less sinking fund requirements)     204,345     204,323
                                                      --------------------
         Total Capitalization                          491,820     488,570
                                                      --------------------
Current Liabilities:
   Notes payable                                       152,700      84,700
   Accounts payable                                     36,043      31,716
   Refunds due customers                                 1,191       1,425
   Advance customer billings                            10,451      15,665
   Current portion of preferred stock                        -          35
   Taxes accrued                                         3,501       5,804
   Unamortized purchased gas adjustments                 6,099       8,956
   Other                                                21,055      25,104
                                                      --------------------
     Total Current Liabilities                         231,040     173,405
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                               128,027     124,756
   Unamortized investment tax credits                    6,500       6,586
   Pension and postretirement benefit costs             20,889      19,259
   Other                                                18,945      19,043
                                                      --------------------
      Total Deferred Credits and Other Liabilities     174,361     169,644
                                                      --------------------
Total Capitalization and Liabilities                  $897,221    $831,619
                                                      ====================


             See notes to consolidated financial statements.




              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                        Three Months Ended
                                                          December 31,
                                                         1999        1998
                                                         ----        ----
                                                     (Thousands of Dollars)

Operating Activities:
 Net Income                                           $  9,581    $  9,707
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       5,521       5,317
     Deferred income taxes and investment tax credits    5,000       2,518
     Other - net                                           127      (1,868)
     Changes in assets and liabilities:
       Accounts receivable - net                       (60,800)    (53,149)
       Unamortized purchased gas adjustments            (2,857)     (4,243)
       Deferred purchased gas costs                     (2,023)     14,990
       Advance customer billings - net                  (5,214)        (24)
       Accounts payable                                  4,327      13,205
       Refunds due customers                              (234)     (2,051)
       Taxes accrued                                    (2,303)     (3,119)
       Natural gas stored underground                    6,265       4,040
       Other assets and liabilities                    (10,562)     (4,075)
                                                      --------------------
              Net cash used in operating activities   $(53,172)   $(18,752)
                                                      --------------------
Investing Activities:
 Construction expenditures                             (13,401)    (11,249)
 Investments - non-utility                                (216)        967
 Employee benefit trusts                                  (452)       (540)
 Other                                                    (312)       (308)
                                                      --------------------
              Net cash used in investing activities   $(14,381)   $(11,130)
                                                      --------------------
Financing Activities:
 Issuance of short-term debt - net                      68,000      37,657
 Dividends paid                                         (6,348)     (5,842)
 Preferred stock reacquired and other                      (40)        -
                                                      ---------------------
          Net cash provided by financing activities   $ 61,612    $ 31,815
                                                     ---------------------
Net Increase in Cash and Cash Equivalents             $ (5,941)   $  1,933
Cash and Cash Equivalents at Beg of Period               9,352       3,718
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  3,411    $  5,651
                                                      ====================
Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
  Interest                                             $10,161      $8,396
  Income taxes                                             (28)        (15)

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

3. Net provisions for income taxes were charged as follows during the periods set forth below:

                                         Three Months Ended
                                            December 31,
                                        ---------------------
                                            1999         1998
                                            ----         ----
                                        (Thousands of Dollars)
       Federal
          Current                        $   212      $ 2,615
          Deferred                         4,201        2,120
       State and Local
          Current                             25          432
          Deferred                           799          398
                                         --------------------
            Total                        $ 5,237      $ 5,565
                                         ====================

4. The Missouri Public Service Commission extended the Company's Gas Supply Incentive Plan for an additional year, effective October 1, 1999, with specific modifications. Under the modified plan, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets. Additionally, Laclede is now permitted to retain all income resulting from sales made outside of its traditional service area.

    Results of the Plan and off system sales activities are set forth below. These results may not be representative of results in future periods due to the volatile and seasonal nature of these efforts.

                                              Three Months Ended
                                                 December 31,
                                            ----------------------
                                              1999          1998
                                              ----          ----
                                          (Thousands of Dollars)
    Net Benefits to Customers
      and Shareholders                       $8,870        $6,796
    -------------------------------------------------------------
    Shareholder Benefits
    Off system and Incentive Plan Revenues   $9,014        $6,098
    Off system and Incentive Plan Expense     6,502         4,885
                                             ------        ------
    Company Share - Pretax Income            $2,512        $1,213
                                             ======        ======

5.  Other Income and Income Deductions - Net

                                              Three Months Ended
                                                 December 31,
                                            ----------------------
                                              1999          1998
                                              ----          ----
                                            (Thousands of Dollars)
    Gain on Sale of Property                 $    -        $1,911
    Allowance on Funds Used For Construction    257           121
    Other                                       519           (68)
                                             ------        ------
    Other Income and Income Deductions - Net $  776        $1,964
                                             ======        ======

    A pre-tax gain of $1.9 million was recognized in the quarter ended December 31, 1998 by the Company's wholly-owned subsidiary, Laclede Development Company, on the November 1998 sale of property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate partnership.

6. Laclede Gas Company is a public utility engaged in the retail distribution of natural gas. The Company has also made investments in some non-utility businesses as part of a diversification program, none of which are reportable segments. These non-regulated operations are conducted through five wholly-owned subsidiaries. There are no material intersegment revenues. Assets for the periods presented did not change significantly.

                           Gas      All Other
    (Thousands of Dollars) Utility  (Non-Utility) Eliminations Consolidated
    -----------------------------------------------------------------------
    Three Months Ended
    December 31, 1999
    Operating revenues     $144,659    $  6,775    $       -     $151,434
    Net income (loss)         9,664         (83)           -        9,581
    Total assets            897,044      13,758      (13,581)     897,221
    Three Months Ended
    December 31, 1998
    Operating revenues     $149,759    $  3,753    $       -     $153,512
    Net income                9,027         680            -        9,707
    Total assets            823,995      12,195       (7,280)     828,510

7. The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. At the request of the United States Environmental Protection Agency, Laclede performed an investigation of one of the Company's former manufactured gas plant sites located in Shrewsbury, Missouri. Subsequently, the Company and the state and federal environmental regulatory agencies agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,135,000. As of December 31, 1999, the Company has paid $675,000 and reserved
    $460,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.

    The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri in the Missouri Voluntary Cleanup Program. Laclede ceased its operations and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural Resources accepted the Company's application. Acceptance provides opportunities to minimize costs of remediation and maximize possibilities of site development. Laclede submitted a site investigation plan to the Missouri Department of Natural Resources on November 16, 1998, which investigation has been completed. Recently, Laclede sent its report on the investigation to the Missouri Department of Natural Resources. Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $534,000. Currently, the Company has paid $363,000 and reserved an additional $171,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed the Company to date for $127,000. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

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

    Previously, the MoPSC approved the Company's use of a cost deferral mechanism for these costs. Deferral of such costs terminated July 31, 1999, and any subsequent costs will be charged to expense. The Commission authorized previously deferred costs to be included in rates (without return on investment) and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999.

8. In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pre-tax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan. The Company filed a response in opposition to the staff's recommendation, and hearings are scheduled before the Commission on this matter in the spring of 2000. Laclede believes that there is no basis for staff's recommendation and is confident that the Company will ultimately prevail on the merits.

9. In January 2000, Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary, finalized a multi-year arrangement with UtiliCorp United, Inc. (UtiliCorp) to provide a significant portion of the gas supply for a natural gas fired power plant currently under construction in Pleasant Hill, Missouri. The four-year agreement is scheduled to go into effect June 1, 2001. LER will provide UtiliCorp with up to 5 billion cubic feet of natural gas annually - the equivalent of about 5% of the annual sendout of Laclede Gas Company in a normal year - and will manage fluctuations in UtiliCorp's gas-purchase requirements on an as-needed basis to satisfy summer power needs.

10. Certain prior-period amounts have been reclassified to conform to current-period presentation. These reclassifications did not affect consolidated net income for the periods presented.


11. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1999 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Quarter Ended December 31, 1999
-------------------------------

Temperatures for the quarter ended December 31, 1999, which is the first quarter of Laclede's fiscal year 2000, equaled the fourth warmest comparable quarter in the last 100 years with 18% warmer than normal weather. Temperatures this year were 5% warmer than the same quarter last year. Laclede was able to offset a portion of such weather impact through the continued success of its cost-control program, as well as improved results related to the Company's Gas Supply Incentive Plan.

Earnings per share based on average shares outstanding were $.51 per share this quarter compared with $.55 per share during the same period last year. However, despite the warmer weather this year, earnings from the Company's core gas distribution operations actually were greater in the first quarter of fiscal 2000 than in last year's first quarter, which reflected a one-time $.07 per share gain from the November 1998 sale of Laclede's interest in the Centre Park 40 property, a real estate venture of a non-utility subsidiary.

Utility operating revenues for the quarter ended December 31, 1999 were $144.7 million compared with $149.8 million for the quarter ended December 31, 1998. The $5.1 million, or 3.4%, decrease was principally due to lower gas sales volumes arising from the warmer weather and lower wholesale gas costs (which are passed on to Laclede's customers under the Company's Purchased Gas Adjustment Clause). These decreases were partially offset by increased off system sales revenues this year. System therms sold and transported decreased by 14.4 million therms, or 4.9%, below the quarter ended December 31, 1998.

Non-utility operating revenues for this quarter increased $3.0 million from those revenues for the same quarter last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary of the Company.

Utility operating expenses for the quarter ended December 31, 1999 decreased by $6.4 million, or 4.9%, below the same quarter last year. Natural and propane gas expense this quarter decreased $5.1 million, or 5.9%, below last year primarily due to reduced volumes purchased for sendout (mainly due to the warmer weather) and lower rates charged by the Company's suppliers. These decreases were partially offset by increased off system sales gas expense. Other operation and maintenance expenses decreased $1.4 million, or 4.8%, principally due to lower net pension costs, a lower provision for uncollectible accounts, lower maintenance charges and other decreases in the costs of doing business. These decreases were slightly offset by increased group insurance charges and higher wage rates. Depreciation and amortization expense increased 3.9% primarily due to additional depreciable property. Taxes, other than income taxes, decreased 1.4% mainly due to lower gross receipts taxes (reflecting decreased revenues), partially offset by higher real estate and personal property taxes this quarter.

Non-utility operating expenses increased $3.0 million this quarter mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary of the Company.

Other income and income deductions-net decreased $1.2 million compared to the same quarter last year primarily due to a pre-tax gain of approximately $1.9 million recognized in the same quarter last year by the Company's wholly owned subsidiary, Laclede Development Company, on the sale of undeveloped property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate investment partnership. The 12.6% increase in interest expense is mainly due to higher interest on long-term debt resulting from the issuance of $25 million of 7% first mortgage bonds in June 1999 and increased short-term interest expense due to higher rates.

The reduction in income taxes is mainly due to lower pre-tax income.


Updated Regulatory Matters
--------------------------

On December 14, 1999 the Missouri Public Service Commission (MoPSC) issued its report and order in the Company's 1999 rate case, in which the
Commission: (1) approved a partial settlement reached earlier in the year by the parties on some issues (2) determined certain contested issues and (3) authorized the Company to increase its rates for gas service by $11.24 million on an annual basis. The new rates and settlement became effective for service rendered on and after December 27, 1999. Under the partial settlement, the Company discontinued deferring certain costs for future recovery. As approved by the Commission, previously deferred costs will be recovered (without return on investment) beginning with implementation of the new rates. The deferral of certain costs was eliminated going forward, as the ongoing expenses associated with those specific areas are included in the newly approved rates.

The MoPSC extended the Company's Gas Supply Incentive Plan for an additional year, effective October 1, 1999, with specific modifications. Under the modified plan, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets. Additionally, Laclede is now permitted to retain all income resulting from sales made outside its traditional service area. These activities continue to provide significant benefits to both the Company's customers and shareholders. During the quarter ended December 31, 1999, Laclede's efforts resulted in cost savings of $6.4 million for our customers and $2.5 million in pretax income to our shareholders.


Liquidity and Capital Resources
-------------------------------

The Company's short-term borrowing requirements typically peak during colder months when the Company borrows money to cover the gap between when the Company purchases its natural gas and when the Company's customers pay the Company for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 2000, the Company renewed three primary lines of bank credit under which it may borrow up to an aggregate of $30 million prior to January 31, 2001, with repayment of any loans outstanding on that date permitted from April 30, 2001 to June 30, 2001. This, along with $140 million of previously obtained supplemental lines of credit extending through the fall of 2000, provides total lines of credit of $170 million for the 1999-2000 heating season.

During fiscal 2000 to date, the Company sold commercial paper aggregating to a maximum of $158.2 million at any one time, but did not borrow from the banks under the aforementioned agreements. Short-term borrowings amounted to $148.7 million at January 31, 2000.

Construction expenditures for utility purposes for the quarter were $13.4 million compared with $11.2 million for the same period last year.

Capitalization at December 31, 1999 increased $3.3 million since September 30, 1999 and consisted of 58.1% common stock equity, .4% preferred stock equity and 41.5% long-term debt.

The seasonal effect on the Company's financial position affects the comparison of certain balance sheet items at December 31, 1999 and at September 30, 1999 such as Accounts Receivable - Net, Gas Stored
Underground, Notes Payable, Accounts Payable and Advance Customer Billings.


Environmental Matters
---------------------

The Company is subject to various environmental laws and regulations. To date these laws and regulations and the Company's involvement with environmental regulatory agencies relative to two sites, one currently owned and one previously owned, have not materially affected the Company's financial position and results of operations. For a more detailed discussion of these matters, see Note 7 to the unaudited Notes to Consolidated Financial Statements on page 9.

Previously, the MoPSC approved the Company's use of a cost deferral mechanism for its costs relative to environmental matters. Deferral of such costs terminated July 31, 1999, and any subsequent costs will be charged to expense. The Commission authorized previously deferred costs to be included in rates (without return on investment) and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999.


Year 2000 Issue
---------------

After more than three years of preparing for any potential year 2000 problems that threatened non-compliant computer programs and processes, the Company met the turn of the century without incident. Its computer-based systems operated normally and continue to do so.

The Company incurred total costs of approximately $20.7 million through December 31, 1999 for replacements and modifications of various computer systems. Nearly all of this amount was capitalized. The Company used funds from internally generated cash flows and short-term borrowings to pay these costs. In the 1998 rate case, the Missouri Public Service Commission authorized Laclede to capitalize the costs incurred in connection with making its information systems ready for year 2000 operations. The MoPSC also authorized Laclede to defer any interim property tax, depreciation or carrying cost expenses that it may incur in connection with these capitalized items. As a result of the 1999 rate case, however, deferral of these costs ceased December 27, 1999. In 1999, the Commission authorized previously deferred costs to be included in rates (without return on investment) and amortized over a fifteen-year period effective with the implementation of new rates on December 27, 1999.


Other Matters
-------------

On October 30, 1998 the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. The staff filed its report on August 31, 1999 and its direct testimony on January 5, 2000, containing a modified replacement schedule for such service lines. In response, the Company proposed an alternative program based upon the evaluation of recent survey data. After appropriate review of the matter, the Commission is expected to issue its order on the matter sometime this year. Laclede is unable to predict at this time what action the MoPSC may take. The Company currently faces one lawsuit relative to direct buried copper service lines.

In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pre-tax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan.
The Company filed a response in opposition to the staff's recommendation, and hearings are scheduled before the Commission on this matter in the spring of 2000. Laclede believes that there is no basis for staff's recommendation and is confident that the Company will ultimately prevail on the merits.

In January 2000, Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary, finalized a multi-year arrangement with UtiliCorp United, Inc. (UtiliCorp) to provide a significant portion of the gas supply for a natural gas fired power plant currently under construction in Pleasant Hill, Missouri. The four-year agreement is scheduled to go into effect June 1, 2001. LER will provide UtiliCorp with up to 5 billion cubic feet of natural gas annually - the equivalent of about 5% of the annual sendout of Laclede Gas Company in a normal year - and will manage fluctuations in UtiliCorp's gas-purchase requirements on an as-needed basis to satisfy summer power needs.


Forward-Looking Statements
--------------------------

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

       --  allowed rates of return
       --  incentive regulation
       --  industry and rate structure
       --  purchase gas adjustment provisions
       --  franchise renewal
       --  environmental or safety requirements
    -  the effects of any industry or corporate restructuring
    -  the results of litigation
    -  conservation efforts of our customers
    - economic factors such as changes in the conditions of capital markets, interest rates and rates of inflation
    - inability to retain existing customers or to attract new customers
    - ability to obtain funds from operations or the sale of debt or equity to finance necessary capital expenditures and other investments
    -  employee work force issues
    -  statutory or tax changes
    -  changes in accounting standards and
    - the effectiveness of Year 2000 computer system remediation efforts by third parties and unknown Year 2000 related problems

The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a description of the Company's environmental matters, see Note 7 to the unaudited Notes to Consolidated Financial Statements on page 9. For a description of the Company's pending regulatory matters, see "Updated Regulatory Matters" and "Other Matters" in the "Management's Discussion and Analysis" section on pages 12 and 14.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K during the quarter ended December 31, 1999.

         Item reported:

         On October 28, 1999 the Company issued its news release announcing its financial results as of September 30, 1999. The news release was attached as Exhibit 1 to the Form 8-K.

         Date of Report (Date of Earliest Event Reported):
           October 28, 1999

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY




Date: February 11, 2000
                                                    G. T. McNeive, Jr.
                                              ----------------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                               (Authorized Signatory and
                                                Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


 10.01        Amendment to the Laclede Gas Company                  20
              Restricted Stock Plan for Non-employee
              Directors adopted December 16, 1999.

 27           Financial Data Schedule UT                            21