Form 10-Q
period 2000-03-31
LACLEDE GAS CO
filed 2000-04-28
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2000

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

18,877,987 shares, Common Stock, par value $1 per share at 4/28/00.

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

(In Thousands, Except Per Share Amounts)
                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                    2000       1999      2000        1999
                                    ----       ----      ----        ----
Operating Revenues:
  Utility operating revenues       $229,995   $207,531  $374,654    $357,290
  Non-utility operating revenues      8,339      4,401    15,114       8,154
                                   -------------------  --------------------
    Total Operating Revenues        238,334    211,932   389,768     365,444
                                   -------------------  --------------------
Operating Expenses:
  Utility operating expenses
    Natural and propane gas         141,790    121,060   223,386     207,764
    Other operation expenses         22,389     22,296    45,042      45,963
    Maintenance                       4,943      4,746     9,651       9,828
    Depreciation and amortization     6,455      5,343    11,950      10,630
    Taxes, other than income taxes   16,124     16,262    26,496      26,782
                                   -------------------  --------------------
     Total utility operating
       expenses                     191,701    169,707   316,525     300,967
   Non-utility operating expenses     8,179      4,216    14,774       7,856
                                   -------------------  --------------------
      Total Operating Expenses      199,880    173,923   331,299     308,823
                                   -------------------  --------------------
Operating Income                     38,454     38,009    58,469      56,621
Other Income and Income
  Deductions-Net (Note 5)               (35)       200       741       2,164
                                   -------------------  --------------------
Income Before Interest and
  Income Taxes                       38,419     38,209    59,210      58,785
                                   -------------------  --------------------
Interest Charges:
  Interest on long-term debt          3,785      3,347     7,569       6,694
  Other interest charges              2,298      2,161     4,487       4,118
                                   -------------------  --------------------
      Total Interest Charges          6,083      5,508    12,056      10,812
                                   -------------------  --------------------
Income Before Income Taxes           32,336     32,701    47,154      47,973
Income Taxes (Note 3)                12,882     12,563    18,119      18,128
                                   -------------------  --------------------
Net Income                           19,454     20,138    29,035      29,845
Dividends on Preferred Stock             24         25        48          49
                                   -------------------  --------------------
Earnings Applicable to Common
  Stock                            $ 19,430   $ 20,113  $ 28,987    $ 29,796
                                   ===================  ====================

Average Number of Common Shares
  Outstanding                        18,878     17,628    18,878      17,628

Earnings Per Share of Common Stock    $1.03      $1.14     $1.54       $1.69

Dividends Declared Per Share
  of Common Stock                     $.335      $.335      $.67        $.67
                See notes to consolidated financial statements.
                                 Page 3

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       Mar. 31     Sept. 30
                                                         2000        1999
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS
Utility Plant                                          $898,781    $876,431
   Less:  Accumulated depreciation and amortization     366,117     357,053
                                                       --------------------
   Net Utility Plant                                    532,664     519,378
                                                       --------------------
Other Property and Investments                           26,320      26,122
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              4,434       9,352
   Accounts receivable - net                             91,022      42,028
   Materials, supplies, and merchandise at avg cost       5,849       5,680
   Natural gas stored underground for current use
      at LIFO cost                                       22,734      64,112
   Propane gas for current use at FIFO cost              12,200      11,697
   Prepayments and other                                  3,788       2,309
   Delayed customer billings                             12,009           -
   Deferred income taxes                                  7,990      10,216
                                                       --------------------
      Total Current Assets                              160,026     145,394
                                                       --------------------
Deferred Charges:
   Prepaid pension cost                                  90,145      80,994
   Regulatory assets                                     54,499      58,024
   Other                                                  1,453       1,707
                                                       --------------------
      Total deferred charges                            146,097     140,725
                                                       --------------------
Total Assets                                           $865,107    $831,619
                                                       ====================


             See notes to consolidated financial statements.
















              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       Mar. 31     Sept. 30
                                                         2000        1999
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (20,743,625 shares issued)            $ 20,744    $ 20,744
   Paid-in capital                                      85,831      85,826
   Retained earnings                                   216,187     199,848
   Accumulated other comprehensive income                  (77)        (77)
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        298,668     282,324
   Redeemable preferred stock                            1,763       1,923
   Long-term debt (less sinking fund requirements)     204,365     204,323
                                                      --------------------
         Total Capitalization                          504,796     488,570
                                                      --------------------
Current Liabilities:
   Notes payable                                        93,100      84,700
   Accounts payable                                     34,511      31,716
   Refunds due customers                                   416       1,425
   Advance customer billings                                 -      15,665
   Current portion of preferred stock                      150          35
   Taxes accrued                                        21,051       5,804
   Unamortized purchased gas adjustments                 3,085       8,956
   Other                                                25,127      25,104
                                                      --------------------
     Total Current Liabilities                         177,440     173,405
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                               123,790     124,756
   Unamortized investment tax credits                    6,413       6,586
   Pension and postretirement benefit costs             23,648      19,259
   Regulatory liabilities                                9,989         259
   Other                                                19,031      18,784
                                                      --------------------
      Total Deferred Credits and Other Liabilities     182,871     169,644
                                                      --------------------
Total Capitalization and Liabilities                  $865,107    $831,619
                                                      ====================



              See notes to consolidated financial statements.







              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Six Months Ended
                                                             March 31,
                                                         2000        1999
                                                         ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 29,035    $ 29,845
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                      11,986      10,690
     Deferred income taxes and investment tax credits    2,444      (5,887)
     Other - net                                           248      (1,926)
     Changes in assets and liabilities:
       Accounts receivable - net                       (48,994)    (37,553)
       Unamortized purchased gas adjustments            (5,871)     (9,723)
       Deferred purchased gas costs                     12,719      39,708
       Delayed customer billings - net                 (27,674)    (21,481)
       Accounts payable                                  2,795       5,649
       Refunds due customers                            (1,009)     (6,357)
       Taxes accrued                                    15,247      15,750
       Natural gas stored underground                   41,378      36,710
       Other assets and liabilities                     (6,543)     (4,435)
                                                      --------------------
          Net cash provided by operating activities   $ 25,761    $ 50,990
                                                      --------------------
Investing Activities:
 Construction expenditures                             (24,549)    (23,105)
 Investments - non-utility                                (443)      2,990
 Employee benefit trusts                                  (109)       (168)
 Other                                                  (1,244)       (533)
                                                      --------------------
          Net cash used in investing activities       $(26,345)   $(20,816)
                                                      --------------------
Financing Activities:
 Issuance (Repayment) of short-term debt - net           8,400     (12,500)
 Dividends paid                                        (12,694)    (11,771)
 Preferred stock reacquired and other                      (40)          -
                                                     ---------------------
          Net cash used in financing activities       $ (4,334)   $(24,271)
                                                     ---------------------
Net Increase (Decrease) in Cash and Cash Equivalents  $ (4,918)   $  5,903
Cash and Cash Equivalents at Beg of Period               9,352       3,718
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  4,434    $  9,621
                                                      ====================
Supplemental Disclosure of Cash Paid (Refunded)
 During the Period for:
  Interest                                             $11,465     $10,099
  Income taxes                                          (3,277)      5,055

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, this interim report includes all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the results of the periods covered.

2. Laclede Gas Company is a natural gas distribution utility having a material seasonal cycle. As a result, this interim statement of consolidated income is not necessarily indicative of annual results nor representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the Company's business, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. Fiscal year earnings will likely be lower than earnings during the first six months of the fiscal year, reflecting typically lower summer sales volumes.

3. Net provisions for income taxes were charged as follows during the periods set forth below:

                            Three Months Ended      Six Months Ended
                                March 31,               March 31,
                            ------------------     -----------------
                            2000         1999      2000        1999
                            ----         ----      ----        ----
                                       (Thousands of Dollars)
       Federal
          Current           $13,257   $17,944     $13,469   $20,559
          Deferred           (2,224)   (7,134)      1,977    (5,014)
       State and Local
          Current             2,180     3,024       2,206     3,456
          Deferred             (331)   (1,271)        467      (873)
                            -----------------     -----------------
            Total           $12,882   $12,563     $18,119   $18,128
                            =================     =================

4. Under the Company's Gas Supply Incentive Plan as modified and approved by the Missouri Public Service Commission (MoPSC) effective October 1, 1999 for a one-year period, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets. Additionally, Laclede is now permitted to retain all income resulting from sales made outside its traditional service area. These activities continue to provide benefits to both the Company's customers and shareholders. Laclede's efforts resulted in cost savings of $5.9 million for its customers and $2.7 million in pretax income to its shareholders during the quarter ended March 31, 2000. For the six months ended March 31, 2000, Laclede's efforts resulted in cost savings of $12.3 million for its customers and $5.2 million in pretax income to its shareholders. On February 1, 2000, the Company submitted a filing with the MoPSC requesting that the incentive plan be extended beyond September 30, 2000. Currently, the Company has reached an agreement with the MoPSC's staff to extend - subject to the MoPSC's approval - the incentive plan for another year.

    Results of the Plan and off system sales activities are set forth below. These results may not be representative of results in future periods due to the volatile and seasonal nature of these efforts.

                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                -------------------    -------------------
                                  2000       1999        2000       1999
                                  ----       ----        ----       ----
                                         (Thousands of Dollars)
    Net Benefits to Customers
      and Shareholders          $ 8,615    $ 5,553     $17,485    $12,349
    ---------------------------------------------------------------------
    Shareholder Benefits
    Off system and Incentive
         Plan Revenues          $20,428    $ 5,046     $29,442    $11,144
    Off system and Incentive
         Plan Expense            17,714      4,283      24,216      9,168
                                -------    -------     -------    -------
    Company Share -
         Pretax Income          $ 2,714    $   763     $ 5,226    $ 1,976
                                =======    =======     =======    =======

5.  Other Income and Income Deductions - Net

                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                -------------------    -------------------
                                  2000       1999        2000       1999
                                  ----       ----        ----       ----
                                          (Thousands of Dollars)
    Investment Losses           $     -     $  (163)   $     -    $  (163)
    Gain on Sale of Property          -           -          -      1,911
    Allowance for Funds Used
      During Construction             8         167        265        288
    Other                           (43)        196        476        128
                                -------     -------    -------    -------
    Other Income and Income
      Deductions - Net          $   (35)    $   200    $   741    $ 2,164
                                =======     =======    =======    =======

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

                           Gas      All Other
    (Thousands of Dollars) Utility  (Non-Utility) Eliminations Consolidated
    -----------------------------------------------------------------------
    Three Months Ended
    March 31, 2000
    Operating revenues     $229,995    $  8,339    $       -     $238,334
    Net income (loss)        19,403          51            -       19,454
    Total assets            862,280      16,432       (13,605)    865,107

    Six Months Ended
    March 31, 2000
    Operating revenues     $374,654    $ 15,114    $       -     $389,768
    Net income (loss)        29,068         (33)           -       29,035
    Total assets            862,280      16,432       (13,605)    865,107

    Three Months Ended
    March 31, 1999
    Operating revenues     $207,531    $  4,401    $       -     $211,932
    Net income (loss)        20,019         119            -       20,138
    Total assets            793,634      13,922        (7,389)    800,167

    Six Months Ended
    March 31, 1999
    Operating revenues     $357,290    $  8,154    $       -     $365,444
    Net income               29,046         799            -       29,845
    Total assets            793,634      13,922        (7,389)    800,167

7. The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. With regard to the Company's former manufactured gas plant site located in Shrewsbury, Missouri, the Company and the state and federal environmental regulatory agencies have agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,355,000. As of March 31, 2000, the Company has paid $693,000 and reserved $662,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.

    Another site in the City of St. Louis previously owned by the Company is in the Missouri Voluntary Cleanup Program. Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $509,000. Currently, the Company has paid $404,000 and reserved an additional $105,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed the Company to date for $127,000. The Company anticipates additional reimbursement from this party of approximately $52,000. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

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

    Previously, the MoPSC approved the Company's use of a cost deferral mechanism for these costs. Deferral of such costs terminated July 31, 1999, and any subsequent costs are being charged to expense. The Commission authorized previously deferred costs to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999.

8. In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pre-tax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan. The Company filed motions and testimony in opposition to the staff's recommendation, and hearings regarding part of the adjustment were held before the MoPSC in April 2000. Laclede believes that there is no basis for staff's recommendation and is confident that the Company will ultimately prevail on the merits.

9. On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. The staff filed its report on August 31, 1999 and its direct testimony on January 5, 2000, containing a modified replacement schedule for such service lines. In response, the Company proposed an alternative program based upon the evaluation of recent survey data.
    On February 18, 2000, the Company, MoPSC staff and Office of the Public Counsel filed a unanimous Stipulation and Agreement recommending the adoption of an effective yet cost-efficient alternative copper service line program. The agreement must be approved by the MoPSC. The Company currently faces one lawsuit relative to direct buried copper service lines.

10. In January 2000, Laclede Energy Resources, Inc. (LER), a wholly-owned non-utility subsidiary, finalized a multi-year arrangement with UtiliCorp United, Inc. (UtiliCorp) to provide a significant portion of the gas supply for a natural gas fired power plant currently under construction in Pleasant Hill, Missouri. The four-year agreement is scheduled to go into effect June 1, 2001. LER will provide UtiliCorp with up to 5 billion cubic feet of natural gas annually - the equivalent of about 5% of the annual sendout of Laclede Gas Company in a normal year - and will manage fluctuations in UtiliCorp's gas-purchase requirements on an as-needed basis to satisfy summer power needs.

11. Certain prior-period amounts have been reclassified to conform to current-period presentation. These reclassifications did not affect consolidated net income for the periods presented.


12. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1999 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

A warm-weather pattern including some of the warmest winters in recorded history continues to have a negative impact on the sales and earnings of Laclede Gas Company. For example, the six months ended March 31, 1999 was 11% warmer than normal, and the comparable period this year is 8% warmer than that. Such abnormally warm weather has a marked impact on Laclede because our core business - the distribution and sale of heating energy - is extremely weather-sensitive.


Quarter Ended March 31, 2000
----------------------------

Earnings per share based on average shares outstanding were $1.03 per share this quarter compared with $1.14 per share for the comparable quarter last year. The decrease resulted from lower gas sales and higher costs of doing business. The lower gas sales reflected the warm weather, which was 10% warmer than the weather in the same period last year. These adverse effects were partially offset by the Company's general rate increase which became effective December 27, 1999, higher income related to the Gas Supply Incentive Plan and off system sales, and a lower provision for uncollectible accounts.

Utility operating revenues for the quarter ended March 31, 2000 were $230.0 million compared with $207.5 million for the quarter ended March 31, 1999. The $22.5 million, or 10.8%, increase was principally due to higher wholesale gas costs, increased off system sales revenues this period, and the general rate increase. Wholesale gas costs are passed on to Laclede's customers under its Purchased Gas Adjustment Clause. These increases were partially offset by lower gas sales volumes due to the warmer weather. System therms sold and transported decreased by 45.3 million therms, or 10.0%, below those sold and transported in the quarter ended March 31, 1999.

Non-utility operating revenues for this quarter increased $3.9 million over such revenues for the same quarter last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary of the Company.

Utility operating expenses for the quarter ended March 31, 2000 increased by $22.0 million, or 13.0%, above such expenses for the same quarter last year. Natural and propane gas expense this quarter increased $20.7 million, or 17.1%, above that for last year primarily due to higher rates charged by the Company's suppliers and increased off system sales gas expense, partially offset by reduced volumes purchased for sendout, mainly due to the warmer weather. Other operation and maintenance expenses increased $.3 million, or 1.1%, principally due to higher net pension costs, increased group insurance charges and higher wage rates. These increases were largely offset by a lower provision for uncollectible accounts due to reduced revenues. Depreciation and amortization expense increased $1.1 million, or 20.8%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased .8% mainly due to lower real estate and personal property taxes and slightly lower gross receipts taxes, reflecting the decreased gas sales revenues.

Non-utility operating expenses increased $4.0 million this quarter mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

Other income and income deductions-net decreased $.2 million compared to that for the same quarter last year due to minor variations in several areas. The 10.4% increase in interest expense mainly reflects the higher interest on long-term debt resulting from the issuance of $25 million of 7% first mortgage bonds in June 1999 and the increased short-term interest expense primarily attributable to higher rates.


Six Months Ended March 31, 2000
-------------------------------

Due to the seasonal nature of the Company's business, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. Fiscal year 2000 earnings will likely be lower than earnings during the first six months of this fiscal year, reflecting typically lower summer sales volumes. Earnings per share based on average shares outstanding were $1.54 per share for the six-months ended March 31, 2000 compared with $1.69 per share for the comparable period last year. The decrease in earnings was primarily due to lower gas sales reflecting 8% warmer weather than the six months ended March 31, 1999, the effect of a one-time $.07 per share gain from the sale of property recorded by a non-utility subsidiary in the comparable period last year, and higher costs of doing business. These decreases were partially offset by the benefit of general rate relief, higher income related to the incentive plan and off system sales, and a lower provision for uncollectible accounts.

Utility operating revenues increased $17.4 million, or 4.9%, above those for the corresponding period of fiscal year 1999. This increase was primarily due to higher wholesale gas costs, higher off system sales revenues, and the general rate increase. These increases were partially offset by lower gas sales volumes arising from the warmer weather. System therms sold and transported decreased by 59.7 million therms, or 8.0%, below the level experienced during the six months ended March 31, 1999.

Non-utility operating revenues for this period increased $7.0 million from those revenues for the same period last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc.

Utility operating expenses increased by $15.6 million, or 5.2%, above last year. Natural and propane gas expense increased by $15.6 million, or 7.5%, above last year mainly due to higher rates charged by our suppliers and higher off system sales gas expense, partially offset by reduced gas purchases due to the warmer weather. Other operation and maintenance expenses decreased $1.1 million, or 2.0%, primarily due to a lower provision for uncollectible accounts reflective of reduced revenues and to lower distribution and maintenance expenses. These decreases were largely offset by higher wage rates, increased group insurance charges, and higher net pension costs. Depreciation and amortization expense increased $1.3 million, or 12.4%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased by 1.1% principally due to lower gross receipts taxes, mainly reflecting decreased gas sales revenues.

Non-utility operating expenses increased $6.9 million this period mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

Other income and income deductions - net decreased $1.4 million below the same period last year primarily due to a one-time pre-tax gain of approximately $1.9 million, or $.07 per share, recognized last year by the Company's wholly-owned subsidiary, Laclede Development Company, on the sale of undeveloped property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate partnership. The 11.5% increase in interest expense is mainly due to the issuance of $25 million of 7% first mortgage bonds in June 1999 and increased short-term interest expense primarily due to higher rates.


Updated Regulatory Matters
--------------------------

On December 14, 1999 the Missouri Public Service Commission (MoPSC) issued its report and order in the Company's 1999 rate case, in which the MoPSC:
(1) approved a partial settlement reached earlier in the year by the parties on some issues (2) determined certain contested issues and (3) authorized the Company to increase its rates for gas service by $11.24 million on an annual basis. The new rates and settlement became effective for service rendered on and after December 27, 1999. Under the partial settlement, the Company discontinued deferring certain costs for future recovery. As approved by the MoPSC, previously deferred costs will be recovered, without return on investment, beginning with implementation of the new rates. The deferral of certain costs was eliminated going forward, as the ongoing expenses associated with those specific areas are included in the newly approved rates.

Under the Company's Gas Supply Incentive Plan as modified and approved by the MoPSC effective October 1, 1999 for a one-year period, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets. Additionally, Laclede is now permitted to retain all income resulting from sales made outside its traditional service area. These activities continue to provide benefits to both the Company's customers and shareholders. Laclede's efforts resulted in cost savings of $5.9 million for its customers and $2.7 million in pretax income to its shareholders during the quarter ended March 31, 2000. For the six months ended March 31, 2000, Laclede's efforts resulted in cost savings of $12.3 million for its customers and $5.2 million in pretax income to its shareholders. On February 1, 2000, the Company submitted a filing with the MoPSC requesting that the incentive plan be extended beyond September 30, 2000. Currently, the Company has reached an agreement with the MoPSC's staff to extend - subject to the MoPSC's approval - the incentive plan for another year.


Liquidity and Capital Resources
-------------------------------

The Company's short-term borrowing requirements typically peak during colder months when the Company borrows money to cover the gap between when the Company purchases its natural gas and when the Company's customers pay for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. In January 2000, the Company renewed three primary lines of bank credit under which it may borrow up to an aggregate of $30 million prior to January 31, 2001, with repayment of any loans outstanding on that date permitted from April 30, 2001 to June 30, 2001. These, along with $140 million of previously obtained supplemental lines of credit extending through the fall of 2000, provided total lines of credit of $170 million for the 1999-2000 heating season.

During fiscal 2000 to date, the Company sold commercial paper aggregating to a maximum of $158.2 million at any one time, but did not borrow from the banks under the aforementioned lines of credit. Short-term borrowings amounted to $93.1 million at March 31, 2000.

Construction expenditures for utility purposes for the six months ended March 31, 2000 were $24.5 million compared with $23.1 million for such expenditures for the same period last year.

Capitalization at March 31, 2000 increased $16.2 million since September 30, 1999 and consisted of 59.2% common stock equity, .3% preferred stock equity and 40.5% long-term debt.

The seasonal nature of the Company's sales affects the comparison of certain balance sheet items at March 31, 2000 and at September 30, 1999 such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable and Advance and Delayed Customer Billings.


Environmental Matters
---------------------

The Company is subject to various environmental laws and regulations. To date these laws and regulations and the Company's involvement with environmental regulatory agencies relative to two sites, one currently owned and one previously owned, have not materially affected the Company's financial position and results of operations.

Previously, the MoPSC approved the Company's use of a cost deferral mechanism for its costs relative to environmental matters. Deferral of such costs terminated July 31, 1999, and any subsequent costs are being charged to expense. The MoPSC authorized previously deferred costs to be included in rates, without return on investment, and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. For a more detailed discussion of these matters, see Note 7 to the unaudited Notes to Consolidated Financial Statements on page 9.


Other Matters
-------------

On October 30, 1998 the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. The staff filed its report on August 31, 1999 and its direct testimony on January 5, 2000, containing a modified replacement schedule for such service lines. In response, the Company proposed an alternative program based upon the evaluation of recent survey data. On February 18, 2000, the Company, MoPSC staff and Office of the Public Counsel filed a unanimous Stipulation and Agreement recommending the adoption of an effective yet cost-efficient alternative copper service line program. The agreement must be approved by the MoPSC. The Company currently faces one lawsuit relative to direct buried copper service lines.

In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pre-tax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan.
The Company filed motions and testimony in opposition to the staff's recommendation, and hearings regarding part of the adjustment were held before the MoPSC in April 2000. Laclede believes that there is no basis for staff's recommendation and is confident that it will ultimately prevail on the merits.

In January 2000, Laclede Energy Resources, Inc., (LER) finalized a multi-year arrangement with UtiliCorp United, Inc. (UtiliCorp) to provide a significant portion of the gas supply for a natural gas fired power plant currently under construction in Pleasant Hill, Missouri. The four-year agreement is scheduled to go into effect June 1, 2001. LER will provide UtiliCorp with up to 5 billion cubic feet of natural gas annually - the equivalent of about 5% of the annual sendout of Laclede Gas Company in a normal year - and will manage fluctuations in UtiliCorp's gas-purchase requirements on an as-needed basis to satisfy summer power needs.

Forward-Looking Statements
--------------------------

Certain statements in this 10-Q are forward-looking statements made based upon the Company's expectations and beliefs concerning future developments and their potential effect on Laclede. These statements, however, do not include financial statements and other statements of historical fact. The forward-looking statements may be identified by the use of such terms as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Future developments may not be in accordance with the Company's expectations or beliefs and the effect of future developments on Laclede may not be those anticipated. Among the factors that may cause actual results to differ materially from those contemplated in any forward-looking statements are:
    -  weather conditions and catastrophic events
    -  changes in transportation and gas supply costs or availability
    - regulatory actions and initiatives of federal and state regulatory agencies, some of which could be retroactive, including those affecting:
       --  financings
       --  allowed rates of return
       --  incentive regulation
       --  industry and rate structure
       --  purchased gas adjustment provisions
       --  franchise renewal
       --  environmental or safety requirements
    -  the effects of any industry or corporate restructuring
    -  the results of litigation
    -  conservation efforts of our customers
    - economic factors such as changes in the conditions of capital markets, interest rates and rates of inflation
    -  inability to retain existing customers or to attract new customers
    - ability to obtain funds from operations or the sale of debt or equity to finance necessary capital expenditures and other investments
    -  employee work force issues
    -  statutory or tax changes and
    -  changes in accounting standards

The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES












                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a description of the Company's environmental matters, see Note 7 to the unaudited Notes to Consolidated Financial Statements on page 9. For a description of the Company's pending regulatory matters, see "Updated Regulatory Matters" and "Other Matters" in the "Management's Discussion and Analysis" section on pages 14 and 15.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Laclede Gas Company was held on January 27, 2000 for the purpose of electing three directors to the Board of Directors and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to
         Section 14(a) of the Exchange Act of 1934.

         Management's three nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                Name of                Shares
            Director Nominee          Voted For        Voted Withheld
            ----------------          ---------        --------------
            Andrew B. Craig, III     14,101,126            253,820
            C. Ray Holman            14,284,260            253,820
            William E. Nasser        14,310,637            253,820

         The proposal to ratify the appointment of Deloitte & Touche LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 2000 was passed upon the following vote:

            Shares Voted:
            -------------
            For the proposal                  14,308,013
            Against the proposal                  71,479
            Abstain regarding the proposal       105,988

Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K during the quarter ended March 31, 2000.

         Item Reported:

         On January 27, 2000 the Company issued its news release announcing financial results as of December 31, 1999. The news release was attached as Exhibit 1 to the Form 8-K. On December 28, 1999 the Company issued its news release regarding the Missouri Public Service Commission's order which authorized, among other things, a general rate increase. The news release was attached as
         Exhibit 2 to the Form 8-K.

         Date of Report (Date of Earliest Event Reported):
           December 28, 1999

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY




Date: April 28, 2000
                                                    G. T. McNeive, Jr.
                                              ----------------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                               (Authorized Signatory and
                                                Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


10.1         Line of Credit Agreement dated January 21, 2000
             with UMB Bank                                          22

10.2         Line of Credit Agreement dated January 24, 2000
             with Commerce Bank                                     23

10.3         Line of Credit Agreement dated January 20, 2000
             with Bank of America, N.A.                             25

27           Financial Data Schedule UT                             28