Form 10-Q
period 2000-06-30
LACLEDE GAS CO
filed 2000-07-28
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2000

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

18,877,987 shares, Common Stock, par value $1 per share at 7/28/00.

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

(In Thousands, Except Per Share Amounts)
                                   Three Months Ended    Nine Months Ended
                                        June 30,              June 30,
                                    2000       1999      2000        1999
                                    ----       ----      ----        ----
Operating Revenues:
  Utility operating revenues       $86,134    $ 66,012  $460,788    $423,302
  Non-utility operating revenues     9,180       4,385    24,294      12,539
                                   -------------------  --------------------
    Total Operating Revenues        95,314      70,397   485,082     435,841
                                   -------------------  --------------------
Operating Expenses:
  Utility operating expenses
    Natural and propane gas         40,274      24,629   263,660     232,393
    Other operation expenses        21,007      18,976    66,049      64,939
    Maintenance                      4,296       4,853    13,947      14,681
    Depreciation and amortization    6,390       5,389    18,340      16,019
    Taxes, other than income taxes   8,786       8,563    35,282      35,345
                                   -------------------  --------------------
     Total utility operating
       expenses                     80,753      62,410   397,278     363,377
   Non-utility operating expenses    8,929       4,245    23,703      12,101
                                   -------------------  --------------------
      Total Operating Expenses      89,682      66,655   420,981     375,478
                                   -------------------  --------------------
Operating Income                     5,632       3,742    64,101      60,363
Other Income and Income
  Deductions-Net (Note 5)               (5)        382       736       2,547
                                   -------------------  --------------------
Income Before Interest and
  Income Taxes                       5,627       4,124    64,837      62,910
                                   -------------------  --------------------
Interest Charges:
  Interest on long-term debt         3,784       3,488    11,353      10,182
  Other interest charges             1,878       1,300     6,365       5,418
                                   -------------------  --------------------
      Total Interest Charges         5,662       4,788    17,718      15,600
                                   -------------------  --------------------
Income (Loss) Before Income Taxes      (35)       (664)   47,119      47,310
Income Tax Expense
  (Benefit) (Note 3)                  (357)       (859)   17,762      17,270
                                   -------------------  --------------------
Net Income                             322         195    29,357      30,040
Dividends on Preferred Stock            22          24        70          73
                                   -------------------  --------------------
Earnings Applicable to Common
  Stock                            $   300    $    171  $ 29,287    $ 29,967
                                   ===================  ====================

Average Number of Common Shares
  Outstanding                        18,878     18,411    18,878      17,889

Earnings Per Share of Common Stock     $.02       $.01     $1.55       $1.68

Dividends Declared Per Share
  of Common Stock                     $.335      $.335    $1.005      $1.005

                See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET
                                                       June 30    Sept. 30
                                                         2000        1999
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                                  ASSETS
Utility Plant                                          $908,637    $876,431
   Less:  Accumulated depreciation and amortization     369,129     357,053
                                                       --------------------
   Net Utility Plant                                    539,508     519,378
                                                       --------------------
Other Property and Investments                           26,044      26,122
                                                       --------------------
Current Assets:
   Cash and cash equivalents                              4,198       9,352
   Accounts receivable - net                             52,545      42,028
   Materials, supplies, and merchandise at avg cost       6,061       5,680
   Natural gas stored underground for current use
      at LIFO cost                                       39,292      64,112
   Propane gas for current use at FIFO cost              12,201      11,697
   Prepayments and other                                  4,020       2,309
   Delayed customer billings                              2,930           -
   Deferred income taxes                                  6,745      10,216
                                                       --------------------
      Total Current Assets                              127,992     145,394
                                                       --------------------
Deferred Charges:
   Prepaid pension cost                                  93,932      80,994
   Regulatory assets                                     60,079      58,024
   Other                                                  2,224       1,707
                                                       --------------------
      Total deferred charges                            156,235     140,725
                                                       --------------------
Total Assets                                           $849,779    $831,619
                                                       ====================


             See notes to consolidated financial statements.















              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)
                                                       June 30     Sept. 30
                                                         2000        1999
                                                         ----        ----
                                                     (Thousands of Dollars)
                                                     (UNAUDITED)
                    CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (20,743,625 shares issued)            $ 20,744    $ 20,744
   Paid-in capital                                      85,838      85,826
   Retained earnings                                   210,162     199,848
   Accumulated other comprehensive income                  (77)        (77)
   Treasury stock, at cost (1,865,638 shares held)     (24,017)    (24,017)
                                                      --------------------
      Total common stock equity                        292,650     282,324
   Redeemable preferred stock                            1,763       1,923
   Long-term debt (less sinking fund requirements)     204,387     204,323
                                                      --------------------
         Total Capitalization                          498,800     488,570
                                                      --------------------
Current Liabilities:
   Notes payable                                        96,000      84,700
   Accounts payable                                     36,536      31,716
   Refunds due customers                                   167       1,425
   Advance customer billings                                 -      15,665
   Current portion of preferred stock                       53          35
   Taxes accrued                                        15,015       5,804
   Unamortized purchased gas adjustments                 2,415       8,956
   Other                                                20,679      25,104
                                                      --------------------
     Total Current Liabilities                         170,865     173,405
                                                      --------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                               132,340     124,756
   Unamortized investment tax credits                    6,326       6,586
   Pension and postretirement benefit costs             22,239      19,259
   Regulatory liabilities                                  366         259
   Other                                                18,843      18,784
                                                      --------------------
      Total Deferred Credits and Other Liabilities     180,114     169,644
                                                      --------------------
Total Capitalization and Liabilities                  $849,779    $831,619
                                                      ====================



              See notes to consolidated financial statements.







              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                                                         Nine Months Ended
                                                              June 30,
                                                         2000        1999
                                                         ----        ----
                                                     (Thousands of Dollars)
Operating Activities:
 Net Income                                           $ 29,357    $ 30,040
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                      18,407      16,151
     Deferred income taxes and investment tax credits   11,117       4,460
     Other - net                                           488      (2,181)
     Changes in assets and liabilities:
       Accounts receivable - net                       (10,517)        111
       Unamortized purchased gas adjustments            (6,541)    (11,921)
       Deferred purchased gas costs                     (1,076)     28,178
       Delayed customer billings - net                 (18,595)     (8,016)
       Accounts payable                                  4,820       1,730
       Refunds due customers                            (1,258)     (6,189)
       Taxes accrued                                     9,211       6,254
       Natural gas stored underground                   24,820      26,028
       Other assets and liabilities                    (18,008)    (16,151)
                                                      --------------------
          Net cash provided by operating activities   $ 42,225    $ 68,494
                                                      --------------------
Investing Activities:
 Construction expenditures                             (36,826)    (38,121)
 Investments - non-utility                                (485)      2,855
 Employee benefit trusts                                   (43)       (330)
 Other                                                  (2,155)       (677)
                                                      --------------------
          Net cash used in investing activities       $(39,509)   $(36,273)
                                                      --------------------
Financing Activities:
 Issuance (Repayment) of short-term debt - net          11,300     (56,000)
 Issuance of common stock                                    -      24,235
 Dividends paid                                        (19,040)    (17,700)
 Issuance of first mortgage bonds                            -      25,000
 Preferred stock reacquired and other                     (130)         (2)
                                                     ---------------------
          Net cash used in financing activities       $ (7,870)   $(24,467)
                                                     ---------------------
Net Increase (Decrease) in Cash and Cash Equivalents  $ (5,154)   $  7,754
Cash and Cash Equivalents at Beg of Period               9,352       3,718
                                                      --------------------
Cash and Cash Equivalents at End of Period            $  4,198    $ 11,472
                                                      ====================
Supplemental Disclosure of Cash Paid (Refunded)
 During the Period for:
  Interest                                             $20,351     $17,727
  Income taxes                                          (3,295)      5,076

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                            Three Months Ended     Nine Months Ended
                                June 30,                June 30,
                            ------------------     -----------------
                               2000      1999        2000      1999
                               ----      ----        ----      ----
                                       (Thousands of Dollars)
       Federal
          Current           $(7,964)  $(9,626)    $ 5,505   $10,933
          Deferred            7,567     8,783       9,545     3,769
       State and Local
          Current            (1,065)   (1,579)      1,140     1,877
          Deferred            1,105     1,563       1,572       691
                            -----------------     -----------------
            Total           $  (357)  $  (859)    $17,762   $17,270
                            =================     =================

4. Under the Company's Gas Supply Incentive Plan as modified and approved by the Missouri Public Service Commission (MoPSC or Commission) effective October 1, 1999 for a one-year period, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets. Additionally, Laclede is now permitted to retain all income resulting from sales made outside its traditional service area. These activities continue to provide benefits to both the Company's customers and shareholders. Laclede's efforts resulted in cost savings of $7.3 million for its customers and $3.0 million in pretax income to its shareholders during the quarter ended June 30, 2000. For the nine months ended June 30, 2000, Laclede's efforts resulted in cost savings of $19.6 million for its customers and $8.2 million in pretax income to its shareholders. On February 1, 2000, the Company submitted a filing with the MoPSC requesting that the incentive plan be extended beyond September 30, 2000. On June 8, 2000, the MoPSC issued an Order approving a recommendation made by the Company, the MoPSC staff and other parties to extend the Gas Supply Incentive Plan as modified for another year. As a result, the term of the incentive plan now runs through September 30, 2001.

    Results of the Plan and off system sales activities are set forth below. These results may not be representative of results in future periods due to the volatile and seasonal nature of these efforts.

                                 Three Months Ended     Nine Months Ended
                                      June 30,               June 30,
                                -------------------    -------------------
                                  2000       1999        2000       1999
                                  ----       ----        ----       ----
                                          (Thousands of Dollars)
    Net Benefits to Customers
      and Shareholders          $10,337    $ 7,774     $27,822    $20,123
    ---------------------------------------------------------------------
    Shareholder Benefits
    Off system and Incentive
         Plan Revenues          $ 9,254    $ 3,040     $38,696    $14,184
    Off system and Incentive
         Plan Expense             6,276      1,506      30,492     10,674
                                -------    -------     -------    -------
    Company Share -
         Pretax Income          $ 2,978    $ 1,534     $ 8,204    $ 3,510
                                =======    =======     =======    =======

5.  Other Income and Income Deductions - Net

                                 Three Months Ended     Nine Months Ended
                                      June 30,              June 30,
                                -------------------    -------------------
                                  2000       1999        2000       1999
                                  ----       ----        ----       ----
                                          (Thousands of Dollars)
    Investment Losses           $     -     $     -    $     -    $  (163)
    Gain on Sale of Property          -         364          -      2,275
    Allowance for Funds Used
      During Construction            53         250        318        538
    Other                           (58)       (232)       418       (103)
                                -------     -------    -------    -------
    Other Income and Income
      Deductions - Net          $    (5)    $   382    $   736    $ 2,547
                                =======     =======    =======    =======

    A pre-tax gain of $1.9 million was recognized in the quarter ended December 31, 1998 by the Company's wholly-owned subsidiary, Laclede Development Company, on the November 1998 sale of property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate partnership.

6. Laclede Gas Company is a public utility engaged in the retail distribution of natural gas. The Company has also made investments in some non-utility businesses as part of a diversification program, none of which are reportable segments. These non-regulated operations are primarily conducted through five wholly-owned subsidiaries. There are no material intersegment revenues.

                             Gas      All Other
    (Thousands of Dollars) Utility  (Non-Utility) Eliminations Consolidated
    -----------------------------------------------------------------------
    Three Months Ended
    June 30, 2000
    Operating revenues     $ 86,134    $  9,180    $       -     $ 95,314
    Net income (loss)           190         132            -          322
    Total assets            846,442      17,173      (13,836)     849,779

    Nine Months Ended
    June 30, 2000
    Operating revenues     $460,788    $ 24,294    $       -     $485,082
    Net income (loss)        29,217         140            -       29,357
    Total assets            846,442      17,173      (13,836)     849,779

    Three Months Ended
    June 30, 1999
    Operating revenues     $ 66,012    $  4,385    $       -     $ 70,397
    Net income (loss)           110          85            -          195
    Total assets            785,366      14,379       (7,219)     792,526

    Nine Months Ended
    June 30, 1999
    Operating revenues     $423,302    $ 12,539    $       -     $435,841
    Net income               29,156         884            -       30,040
    Total assets            785,366      14,379       (7,219)     792,526

7. The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. With regard to the Company's former manufactured gas plant site located in Shrewsbury, Missouri, the Company and the state and federal environmental regulatory agencies have agreed upon the actions needed at this site. The Company currently estimates the overall costs of these actions will be approximately $1,417,000. As of June 30, 2000, the Company has paid $773,000 and reserved $644,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.

    Another site in the City of St. Louis previously owned by the Company is in the Missouri Voluntary Cleanup Program. Laclede currently estimates that the cost of the investigation, oversight costs and legal and engineering consulting costs for this site may be approximately $509,000. Currently, the Company has paid $430,000 and reserved an additional $79,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed the Company to date for $150,000. The Company anticipates additional reimbursement from this party of approximately $29,000. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

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

8. In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pretax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan. A hearing on a portion of staff's recommendation was held in April, 2000 and the matter is awaiting Commission decision. The Company continues to believe that there is no basis for such recommendation and is confident that the Company will ultimately prevail on the merits.

9. On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. The staff filed its report on August 31, 1999 containing a modified replacement schedule for such service lines. In response, the Company proposed an alternative program based upon the evaluation of recent survey data. On February 18, 2000, the Company, MoPSC staff, and the Office of the Public Counsel submitted a settlement to the Commission in which they jointly recommended a program for direct-buried copper service lines that, in the Company's opinion, will promote public safety while ensuring the economical replacement and/or renewal of such lines over a reasonable period of time. On May 18, 2000, the Commission approved the settlement and it is currently being implemented by the Company. Costs associated with the program are either being deferred through a deferral mechanism approved by the MoPSC or capitalized through the normal course of business.

10. In January 2000, Laclede Energy Resources, Inc. (LER), a wholly-owned non-utility subsidiary, finalized a multi-year arrangement with UtiliCorp United, Inc. (UtiliCorp) to provide a significant portion of the gas supply for a natural gas fired power plant currently under construction in Pleasant Hill, Missouri. The four-year agreement is scheduled to go into effect June 1, 2001. LER will provide UtiliCorp with up to 5 billion cubic feet of natural gas annually - the equivalent of about 5% of the annual sendout of Laclede Gas Company in a normal year - and will manage fluctuations in UtiliCorp's gas purchase requirements on an as-needed basis to satisfy summer power needs.

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


12. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's 1999 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consistently warm-weather patterns, including some of the warmest winters in recorded history, continue to have a negative impact on the sales and earnings of Laclede Gas Company. Last year the warm temperatures experienced during the nine-month period ended June 30, 1999 resulted in one of the warmest years on record. Despite the extreme experience of that period, the weather during the comparable period this year, the nine months ended June 30, 2000, has proven to be even warmer. Temperatures during the nine months ended June 30, 2000 were 16% warmer than normal and 5% warmer than last year, and resulted in the third warmest such period on record. Such abnormally warm weather has a marked impact on Laclede because our core business - the distribution and sale of heating energy - is highly weather sensitive.



Quarter Ended June 30, 2000
----------------------------

Earnings per share based on average shares outstanding were $.02 per share for the quarter ended June 30, 2000 compared with earnings of $.01 per share for the comparable quarter last year. The increase is attributable to the benefit of the Company's general rate increase which became effective December 27, 1999 and higher income related to the Gas Supply Incentive Plan and off system sales. These factors were largely offset by higher costs of doing business.

Utility operating revenues for the quarter ended June 30, 2000 were $86.1 million compared with $66.0 million for the quarter ended June 30, 1999.
The $20.1 million, or 30.5%, increase was principally due to higher wholesale gas costs, increased off system sales revenues this period, and the general rate increase. Wholesale gas costs are passed on to Laclede's customers under its Purchased Gas Adjustment Clause. System therms sold and transported increased by 1.5 million therms, or 1.1%, above those sold and transported in the quarter ended June 30, 1999.

Non-utility operating revenues for this quarter increased $4.8 million over such revenues for the same quarter last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary of the Company.

Utility operating expenses for the quarter ended June 30, 2000 increased by $18.3 million, or 29.4%, above such expenses for the same quarter last year. Natural and propane gas expense this quarter increased $15.6 million, or 63.5%, above that for last year primarily due to higher rates charged by the Company's suppliers and increased off system sales gas expense. Other operation and maintenance expenses increased $1.5 million, or 6.2%, principally due to higher net pension costs, increased group insurance charges and higher wage rates. These factors were partially offset by lower charges for distribution and maintenance. Depreciation and amortization expense increased $1.0 million, or 18.6%, primarily due to additional depreciable property. Taxes, other than income taxes, increased 2.6% mainly due to higher gross receipts taxes, reflecting the increased gas sales revenues, partially offset by lower real estate and personal property taxes.

Non-utility operating expenses increased $4.7 million this quarter mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

Other income and income deductions - net decreased $.4 million compared to that for the same quarter last year due to a gain recognized last year on a minor sale of land. The $.9 million, or 18.3% increase in interest expense mainly reflects the higher interest on long-term debt resulting from the issuance of $25 million of 7% first mortgage bonds in June 1999 and the increased short-term interest expense attributable to increased rates and higher borrowings.



Nine Months Ended June 30, 2000
-------------------------------

Earnings per share based on average shares outstanding were $1.55 per share for the nine months ended June 30, 2000 compared with $1.68 per share for the comparable period last year. The decrease in earnings was primarily due to lower gas sales reflecting 5% warmer weather than the nine months ended June 30, 1999, the effect of a one-time $.07 per share gain from the sale of property recorded by a non-utility subsidiary in the comparable period last year, and higher costs of doing business. These decreases were partially offset by the benefit of general rate relief, higher income related to the incentive plan and off system sales, and a lower provision for uncollectible accounts.

Utility operating revenues increased $37.5 million, or 8.9%, above those for the corresponding period of fiscal year 1999. This increase was primarily due to higher wholesale gas costs, higher off system sales revenues, and the general rate increase. These increases were partially offset by lower gas sales volumes arising from the warmer weather. System therms sold and transported decreased by 58.2 million therms, or 6.6%, below the level experienced during the nine months ended June 30, 1999.

Non-utility operating revenues for this period increased $11.8 million from those revenues for the same period last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc.

Utility operating expenses increased by $33.9 million, or 9.3%, above last year. Natural and propane gas expense increased by $31.3 million, or 13.5%, above last year mainly due to higher rates charged by our suppliers and higher off system sales gas expense, partially offset by reduced gas purchases due to the warmer weather. Other operation and maintenance expenses increased $.4 million, or .5%, primarily due to higher wage rates,
increased group insurance charges, and higher net pension costs.   These
factors were essentially offset by a lower provision for uncollectible accounts reflective of reduced revenues and lower distribution and maintenance expenses. Depreciation and amortization expense increased $2.3 million, or 14.5%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased by .2% principally due to lower real estate and personal property taxes, partially offset by higher gross receipts taxes, mainly reflecting increased gas sales revenues.

Non-utility operating expenses increased $11.6 million this period mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

Other income and income deductions - net decreased $1.8 million below the same period last year primarily due to a one-time pre-tax gain of approximately $1.9 million, or $.07 per share, recognized last year by the Company's wholly-owned subsidiary, Laclede Development Company, on the sale of undeveloped property known as Centre Park 40. Laclede Development owned its interest in Centre Park 40 through a real estate partnership. The $2.1 million, or 13.6%, increase in interest expense is mainly due to the issuance of $25 million of 7% first mortgage bonds in June 1999 and increased short-term interest expense primarily due to increased rates and higher borrowings.



Updated Regulatory Matters
--------------------------

At the state level, there have been several important developments during the fiscal year affecting Laclede, some of which are still pending.

On December 14, 1999 the Missouri Public Service Commission (MoPSC or Commission) issued its report and order in the Company's 1999 rate case, in which the MoPSC: (1) approved a partial settlement reached earlier in the year by the parties on some issues (2) determined certain contested issues and (3) authorized the Company to increase its rates for gas service by $11.24 million on an annual basis. The new rates and settlement became effective for service rendered on and after December 27, 1999. Under the partial settlement, the Company discontinued deferring certain costs for future recovery. As approved by the MoPSC, previously deferred costs will be recovered, without return on investment, beginning with implementation of the new rates. The deferral of certain costs was eliminated going forward, as the ongoing expenses associated with those specific areas are included in the newly approved rates. On May 11, 2000, the Company appealed to the Circuit Court of Cole County, Missouri the MoPSC's decision on one of the contested issues mentioned in item (2) above relating to the calculation of the Company's depreciation rates. The Company believes that any decision on this appeal will have no impact on the $11.24 million increase in rates or on the Company's earnings; however, a favorable decision would be expected to benefit the Company's cash flow.

Under the Company's Gas Supply Incentive Plan as modified and approved by the MoPSC effective October 1, 1999 for a one-year period, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets. Additionally, Laclede is now permitted to retain all income resulting from sales made outside its traditional service area. These activities continue to provide benefits to both the Company's customers and shareholders. Laclede's efforts resulted in cost savings of $7.3 million for its customers and $3.0 million in pretax income to its shareholders during the quarter ended June 30, 2000. For the nine months ended June 30, 2000, Laclede's efforts resulted in cost savings of $19.6 million for its customers and $8.2 million in pretax income to its shareholders. On February 1, 2000, the Company submitted a filing with the MoPSC requesting that the incentive plan be extended beyond September 30, 2000. On June 8, 2000, the MoPSC issued an Order approving a recommendation made by the Company, staff and other parties to extend the Gas Supply Incentive Plan as modified for another year. As a result, the term of the incentive plan now runs through September 30, 2001.

On July 21, 1999, the MoPSC approved Laclede's existing Price Stabilization Program which authorizes the Company to purchase certain financial instruments to protect its customers during the heating season from unusually large increases in the unregulated cost of natural gas. Because of unexpected increases in the cost of such financial instruments, the Company notified the Commission on June 2, 2000, that it would not be participating this year in one of the program's incentive features. The Company also made a filing on July 7, 2000 requesting that the MoPSC approve certain temporary revisions to the program in order to enhance the Company's opportunity to obtain price protection for its customers under current market conditions. The Company has requested that such changes be made effective August 1, 2000. On July 19, 2000, the staff of the Commission filed its response to the Company's June 2, 2000 notification and its July 7, 2000 request for temporary revisions to the program. In its response, the staff acknowledged the Company's right to withdraw from the incentive feature of the program but suggested that it might nevertheless pursue a prudence review of that action. The Company disagrees with the applicability of such a review. The staff also recommended that the Commission authorize some, but not all, of the proposed temporary revisions to the program, but did so on terms that may prove to be unacceptable to the Company. In order to better match customer billings with higher than anticipated natural gas prices, the Company also requested and received approval to implement a special unscheduled summer Purchased Gas Adjustment filing allowing the Company to increase rates charged to its customers effective July 15, 2000. Increases and decreases in wholesale gas costs are passed on to customers in accordance with the Purchased Gas Adjustment Clause.



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

During fiscal 2000 to date, the Company sold commercial paper aggregating to a maximum of $158.2 million at any one time, but did not borrow from the banks under the aforementioned lines of credit. Short-term borrowings amounted to $96.0 million at June 30, 2000.

On June 29, 2000, the Company filed a registration statement with the Securities and Exchange Commission (SEC) in connection with the sale of up to $350 million of first mortgage bonds, debt securities and common stock. The SEC has permitted the registration statement to become effective
July 24, 2000. We previously had applied with the MoPSC for authority to issue debt and equity, and at this writing, the MoPSC is still reviewing our filing. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Construction expenditures for utility purposes for the nine months ended June 30, 2000 were $36.8 million compared with $38.1 million for such expenditures for the same period last year.

Capitalization at June 30, 2000 increased $10.2 million since September 30, 1999 and consisted of 58.7% common stock equity, .3% preferred stock equity and 41.0% long-term debt.

The seasonal nature of the Company's sales affects the comparison of certain balance sheet items at June 30, 2000 and at September 30, 1999 such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable and Advance and Delayed Customer Billings.

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



Other Matters
-------------

In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pretax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan. A hearing on a portion of staff's recommendation was held in April, 2000 and the matter is awaiting Commission decision. The Company continues to believe that there is no basis for such recommendation and is confident that the Company will ultimately prevail on the merits.

On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. The staff filed its report on August 31, 1999 containing a modified replacement schedule for such service lines. In response, the Company proposed an alternative program based upon the evaluation of recent survey data. On February 18, 2000, the Company, MoPSC staff, and the Office of the Public Counsel submitted a settlement to the Commission in which they jointly recommended a program for direct-buried copper service lines that, in the Company's opinion, will promote public safety while ensuring the economical replacement and/or renewal of such lines over a reasonable period of time. On May 18, 2000, the Commission approved the settlement and it is currently being implemented by the Company. Costs associated with the program are either being deferred through a deferral mechanism approved by the MoPSC or capitalized through the normal course of business.

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

Accounting Pronouncements
-------------------------

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS 133 would have been effective in fiscal 2000; however, its effective date was delayed until fiscal 2001 as a result of the issuance of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" in June 2000 amends portions of SFAS No. 133. Management is continuing to evaluate the impact that adoption of these standards will have on the Company's financial position and results of operations. At this writing, no material effect is anticipated based on current circumstances.



Forward-Looking Statements
--------------------------

Certain statements in this 10-Q are forward-looking statements made based upon the Company's expectations and beliefs concerning future developments and their potential effect on Laclede. These statements, however, do not include financial statements and other statements of historical fact. The forward-looking statements may be identified by the use of such terms as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Future developments may not be in accordance with the Company's expectations or beliefs and the effect of future developments on Laclede may not be those anticipated. Among the factors that may cause actual results to differ materially from those contemplated in any forward-looking statements are:
    -  weather conditions and catastrophic events
    -  changes in transportation and gas supply costs or availability
    - regulatory actions and initiatives of federal and state regulatory agencies, some of which could be retroactive, including those affecting:
       --  financings
       --  allowed rates of return
       --  incentive regulation
       --  industry and rate structure
       --  purchased gas adjustment provisions
       --  franchise renewal
       --  environmental or safety requirements
    -  the effects of any industry or corporate restructuring
    -  the results of litigation
    -  conservation efforts of our customers
    - economic factors such as changes in the conditions of capital markets, interest rates and rates of inflation
    -  inability to retain existing customers or to attract new customers
    - ability to obtain funds from operations or the sale of debt or equity to finance necessary capital expenditures and other investments
    -  employee workforce issues
    -  statutory or tax changes and
    -  changes in accounting standards

The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES









                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a description of the Company's environmental matters, see Note 7 to the unaudited Notes to Consolidated Financial Statements on page 9. For a description of the Company's pending regulatory matters, see "Updated Regulatory Matters" and "Other Matters" in the "Management's Discussion and Analysis" section on pages 14 and 16.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY




Date: July 28, 2000
                                                    G. T. McNeive, Jr.
                                              ----------------------------
                                                    G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                               (Authorized Signatory and
                                                Chief Financial Officer)

                          Index to Exhibits




                                                               Sequentially
Exhibit                                                          Numbered
Number            Exhibit                                          Page
-------           -------                                      ------------


27           Financial Data Schedule UT                             22