Form 10-K405
period 2000-09-30
LACLEDE GAS CO
filed 2000-12-14
CIK 57183

                   SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.


                                FORM 10-K

                              ANNUAL REPORT



              For the Fiscal Year Ended September 30, 2000

                           LACLEDE GAS COMPANY

                  720 Olive Street, St. Louis, MO 63101

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2000
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________ to ________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
     The aggregate market value of the Common Stock of the Company, none of which is owned by an affiliate, at November 30, 2000 was $428,804,175.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this
report.                       18,877,987

Incorporated by Reference:                           Form 10-K Part
     Proxy Statement dated December 15, 2000*              III
     Index to Exhibits is found on page 56.

* The information under the captions "Compensation Committee Report Regarding Executive Compensation", "Performance Graph", and "Audit Committee Report" on pages 21-25 of the Proxy Statement is NOT incorporated by reference.

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

NATURAL GAS SUPPLY

Laclede's fundamental gas supply strategy remains unchanged: to ensure that the gas supplies we acquire are dependable and will be delivered when needed and, insofar as it is compatible with that dependability, purchasing gas that is economically priced.

In structuring our natural gas supply portfolio, we continue to focus on a diverse group of suppliers that are strategically positioned to meet Laclede's primary objectives. Laclede utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials, as well as protection against the potential of regional supply disruptions. The gas is then transported from these areas through several interstate pipelines to Laclede's service area.

Laclede continues to receive the majority of its natural gas through the Mississippi River Transmission Corporation (MRT) system, but Laclede also holds firm transportation on several interstate pipeline systems that access gas supplies upstream of MRT. This year, Laclede entered into a new, long-term agreement for firm transportation on the Koch Gateway pipeline system, which used to provide a sizable portion of the gas supply to the St. Louis region but has been utilized infrequently during the past decade. Laclede releases firm transportation capacity to third parties when Laclede does not need this capacity for its own customers, an opportunity that has provided benefits to both its customers and shareholders.

During fiscal 2000, Laclede purchased natural gas from 24 different suppliers to meet its current gas sales and storage injection requirements. Natural gas purchased by Laclede for delivery to its service area through the MRT system during the fiscal 2000 period totaled 58.1 billion cubic feet
(Bcf). Laclede's western takepoints received an additional 9.9 Bcf of gas from Panhandle Eastern and the Missouri Pipeline system and 10.1 Bcf of gas from the Williams Gas Pipeline system. Also, during fiscal 2000, some of Laclede's commercial and industrial customers purchased their own gas anddelivered to Laclede approximately 18.7 Bcf for transportation to them through Laclede's distribution system.

The fiscal 2000 peak day sendout of gas to Laclede's customers occurred on January 25, 2000, when the average temperature was 21 degrees Fahrenheit. On that day, Laclede's customers consumed 825,809 Million British Thermal Units (MMBtu) of gas. About 83% of the peak day demand was met with natural gas transported to St. Louis through the MRT, Missouri Pipeline, and Williams transportation systems, and 17% was met with gas withdrawn from Laclede's underground storage facilities. The Company sold and transported 1,035.2 million therms of gas this year, an increase of 9.3 million therms from fiscal 1999.

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


PROPANE SUPPLY

Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, operates a propane pipeline that connects Laclede Gas Company's propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. Laclede Gas Company vaporizes the propane to supplement its natural gas supply and meet the peak demands on the distribution system.


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

After the Company litigated several key issues, the Missouri Public Service Commission (MoPSC or Commission), on December 14, 1999, approved a general rate increase designed to increase the Company's revenues by $11.24 million annually. On May 11, 2000, the Company appealed to the Circuit Court of Cole County, Missouri the MoPSC's decision on a contested issue in the 1999 rate case relating to the calculation of the Company's depreciation rates. On December 1, 2000 the court remanded this decision to the MoPSC based on inadequate findings of fact. For additional information on this general rate increase, see Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16.

In June 2000, the Commission approved an agreement Laclede had reached with the Commission staff to modify and extend the Company's Gas Supply Incentive Plan (GSIP) for an additional year, from October 1, 2000, through September 30, 2001. Under the GSIP, Laclede shares certain gains and losses related to the acquisition and management of its gas supply assets. Further, since October 1, 1999, the Company is permitted to retain all revenues resulting from sales made outside of its traditional service area. These activities continue to provide significant benefits to both its customers and its shareholders. During the year ended September 30, 2000, Laclede's efforts in this area resulted in cost savings of $19.3 million for its customers and $9.6 million in pretax income to its shareholders. In addition to the financial benefits of the program, the innovative structure under which the

Company operates allows its customers to retain the reliability inherent in Laclede's long-standing supply relationships. On November 17, 2000, the Company filed a proposal with the MoPSC to extend the GSIP, add a fixed price component and make other modifications to the plan. For additional information on the Gas Supply Incentive Plan, see Note 3 of Notes to Consolidated Financial Statements on page 40.

In July 2000, the Commission approved the Company's request for a waiver of the Purchased Gas Adjustment (PGA) provisions of the Company's tariff so that it could make an unscheduled, out-of-cycle PGA change effective July 15, 2000. Through the PGA clause in the Company's tariff, it flows through to customers the cost of purchased gas supplies. The clause provides for only two scheduled PGA filings each year, one for the summer months and another for the winter period, with one unscheduled filing during the winter if certain conditions are met. However, this summer an additional PGA filing was necessitated by the significant and unforeseen increase in natural gas prices that occurred since the Company had made its scheduled summer PGA filing in early April 2000. The run-up in prices was so steep that, without the requested adjustment, the Company's gas supply costs would have exceeded the gas supply portion of its rates by approximately $100,000 per day during the remainder of the summer and by even more in the early fall.

Gas prices continued to climb throughout the summer and fall, and the Company was forced to adjust rates even higher, effective November 15, 2000, to cover the increased cost of natural gas supplies for the current winter. Laclede hopes increased production of natural gas, stimulated by higher wholesale prices, will eventually bring those prices down.

Laclede has an incentive-based Price Stabilization Program (PSP) under which it purchases certain financial instruments designed to protect the Company and its customers from unusually large increases in the cost of natural gas during the heating season. However, the PSP, like the Company's gas costs, has been adversely affected by inflated natural gas prices because of the related increases in the cost of these financial instruments. The steady rise in costs last spring effectively eliminated any opportunity for the Company to share in cost reductions or gains under the PSP. Also, in an effort to obtain more meaningful winter-time price protection for its customers, Laclede reached an agreement with the Commission staff and the Office of the Public Counsel in September 2000 to reduce the quantity of natural gas purchases that would be covered under the PSP. On September 28, 2000, the MoPSC approved this agreement. For additional information on the Price Stabilization Program, see Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16.

In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pretax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan. On August 1, 2000, the MoPSC issued its report and order in which it rejected staff's proposal and determined that no adjustment should be made to the amounts retained by the Company under its Gas Supply Incentive Plan.

On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. On February 18, 2000, the staff of the MoPSC, the Office of Public Counsel in the State of Missouri and the Company filed a joint settlement setting forth a replacement schedule recommendation. Such settlement was approved by the MoPSC on May 18, 2000. The Company currently has completed one phase and continues to proceed in compliance with the approved program. Costs associated with the program are either being deferred through a deferral mechanism approved by the MoPSC or capitalized through the normal course of business. One lawsuit involving a claim for wrongful death and punitive damages has been settled, the effect of which is not significant and has been provided for in the current year.



OTHER PERTINENT MATTERS

The business of the Company is subject to a seasonal fluctuation with the peak period occurring in the winter season.

                                  *****

As of September 30, 2000, the Company had 1,985 employees, which includes 4 part-time employees.


                                  *****

The Company has a labor agreement with Locals 5-6 and 5-194 of the Paper, Allied-Industrial, Chemical & Energy Workers International Union (formerly known as the Oil, Chemical and Atomic Workers International Union), two locals which represent approximately 70% of the Company's employees. On July 30, 2000, the Company and Union representatives reached a new four-year labor agreement replacing the prior agreement which was to expire July 31, 2000. The new contract extends through July 31, 2004. The settlement resulted in wage increases of 2.75% in all four years, along with lump-sum payment provisions and other benefit improvements.


                                  *****

The Company's business has monopoly characteristics in that it is the only distributor of natural gas within its (franchised) service area. The principal competition is the local electric company. Other competitors in Laclede's service area include suppliers of fuel oil, coal, liquefied petroleum gas in outlying areas, and in a portion of downtown St. Louis, a district steam system. Gas for househeating, certain other household uses, and commercial and industrial space heating has historically been sold by Laclede at prices generally lower than are charged for competitive fuels and other energy forms. Coal is competitive as a fuel source for very large boiler plant loads, but environmental concerns have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels vary widely in price throughout the year, thus limiting the competitiveness of these fuels. In certain cases, district steam has been competitive with gas for downtown area heating users. In the past five years, Laclede has made a net conversion of eight steam customers representing approximately 1.9 million annual therm sales.

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

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. With regard to the Company's former manufactured gas plant site located in Shrewsbury, Missouri, the Company and the state and federal environmental regulatory agencies have agreed upon the actions needed at this site. Those actions are nearing completion. In the course of recent site grading called for by the agreement, some site materials that proved to be manufactured gas wastes were released into an adjacent stream. The release was contained and appropriate authorities notified. The Company is dealing with this development as part of the remaining work being done at the site. The Company currently estimates the overall costs of these actions will be approximately $1,521,000. As of September 30, 2000, the Company has paid $1,000,000 and reserved $521,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.

The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri into the Missouri Voluntary Cleanup Program (VCP). Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural Resources (MoDNR) accepted the Company's VCP application. Acceptance provides opportunities to minimize costs of remediation while maximizing possibilities for site development. The Company submitted a site characterization report (SCR) to the MoDNR on June 25, 1999. The SCR was accepted subject to the Company's development of a Remedial Action Plan
(RAP) due to MoDNR in early calendar year 2001. The RAP will include plans to continue to monitor groundwater. Surface water sampling and the performance of other remedial measures will likely occur during site redevelopment. The Company will continue to inform MoDNR of site development possibilities as well. The Company currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $528,000. Currently, the Company has paid $438,000 and reserved an additional $90,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed the Company to date for $150,000. The Company anticipates additional reimbursement from this party of approximately $39,000. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

While the scope of costs relative to the site in Shrewsbury will not be significant, the scope of costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers have agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage will not have any significant impact on the Company. With regard to the City of St. Louis site, since the scope of costs relative to this site are unknown and may be material, the denial of coverage may have a material impact on the Company.

Previously, the MoPSC approved the Company's use of a cost deferral mechanism for these costs. Deferral of such costs terminated July 31, 1999. The Commission authorized previously deferred costs to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. Any subsequent costs are being charged to expense, the effects of which are offset, more or less, by a predetermined level of costs included in the new rates.


                                  *****

No additional common stock shares were issued in fiscal 2000. During 1999, the Company issued 1,250,000 shares of common stock through a public offering. The net proceeds of the offering, after deducting discount and expenses, were $24.1 million.


Customers and revenues contributed by each class of customers for the last three fiscal years are as follows:

     Utility Operating Revenues $(000)
                                         2000          1999          1998
                                         ----          ----          ----

     Residential                     $346,159      $324,115      $365,768
     Commercial & Industrial          123,578       112,890       132,504
     Interruptible                      1,922         1,808         2,254
     Transportation                    13,722        14,132        12,734
     Off System and Other Incentive    40,163        16,216        29,852
     Provision for Refunds and Other    5,608         4,549         5,080
                                     --------      --------      --------
          Total                      $531,152      $473,710      $548,192
                                     ========      ========      ========

     Customers (End of Period)
                                         2000          1999          1998
                                         ----          ----          ----

     Residential                      586,783       582,719       577,224
     Commercial & Industrial           39,419        39,041        38,519
     Interruptible                         14            13            15
     Transportation                       154           155           149
                                      -------       -------       -------
           Total                      626,370       621,928       615,907
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

Laclede Energy Resources, Inc., a wholly-owned subsidiary of Laclede Investment Corporation, is engaged in non-utility efforts to market natural gas and related activities.

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

Laclede Development Company, a wholly-owned subsidiary of Laclede Gas Company, participates in real estate development, primarily through joint ventures.

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

The lines of business which constitute the non-utility activities of the corporate family are not considered separately reportable operating segments as defined by current accounting standards.


Item 2.  Properties

The principal utility properties of Laclede consist of approximately 8,023 miles of gas main, related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of the Company's utility plant is subject to the liens of its mortgage.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

EXECUTIVE OFFICERS OF REGISTRANT
Name, Age, and Position with Company                     Appointed (1)

D. H. Yaeger, Age 51
  Chairman, President and Chief Executive Officer        January 28, 1999
  President and Chief Executive Officer                  January 1, 1999
  President and Chief Operating Officer                  December 1, 1997
  Executive Vice President - Operations and
    Marketing                                            September 1, 1995
  Senior Vice President - Operations, Gas
    Supply and Technical Services                        January 27, 1994
  Vice President - Operations, Gas Supply
    and Technical Services                               September 1, 1992
  Vice President - Planning                              December 1, 1990

G. T. McNeive, Jr., Age 58
  Senior Vice President - Finance and General
    Counsel                                              March 1, 1998
  Senior Vice President - Finance and Chief
    Financial Officer                                    September 1, 1995
  Vice President - Associate General
    Counsel                                              January 27, 1994
  Assistant Vice President - Associate
    General Counsel                                      September 1, 1992

K. J. Neises, Age 59
  Senior Vice President - Energy and
    Administrative Services                              March 1, 1998
  Senior Vice President - Gas Supply and
    Regulatory Affairs                                   September 1, 1995
  Senior Vice President - Federal Regulatory
    Affairs                                              January 27, 1994
  Vice President - Federal Regulatory Affairs            October 27, 1988

R. L. Russell, Age 63
  Senior Vice President - Chief Operations Officer       April 1, 2000
  Senior Vice President - Operations and Marketing       August 1, 1998
  Vice President - Marketing                             February 1, 1997
  (Director of Marketing)                                September 1, 1995

M. A. Huneidi, Age 42
  Vice President - Information Systems                   February 1, 1999
  Assistant Vice President - Information Systems         February 1, 1997
  (Director of Information Systems)                      July 1, 1991

M. E. McMillian, Age 54
  Vice President - Human Resources                       September 22, 1983

J. Moten, Jr., Age 59
  Vice President - Community Relations                   January 27, 1994

P. J. Palumbo, Age 55
  Vice President - Industrial Relations                  September 1, 1992

J. G. Smith, Age 63
  Vice President - Operations                            August 1, 1998
  Assistant Vice President - Operations                  February 1, 1997
  (Superintendent of Services and Facilities Management) April 1, 1988

J. A. Fallert, Age 45
  Controller                                             February 1, 1998
  (Manager, Financial Services)                          February 1, 1992

R. L. Krutzman, Age 54
  Treasurer and Assistant Secretary                      February 1, 1996
  (Manager, Tax and Payroll)                             February 1, 1992

M. C. Kullman, Age 40
  Secretary and Associate Counsel                        February 1, 1998
  (Associate Counsel)                                    August 20, 1990

P. B. Hunker, Jr., Age 61
  Assistant Vice President - Associate General Counsel   February 1, 1997
  (Associate General Counsel)                            January 1, 1981

M. C. Pendergast, Age 44
  Assistant Vice President - Associate General Counsel   January 1, 2000
  (Associate General Counsel)                            November 1, 1997
  (Assistant General Counsel)                            November 1, 1993

R. L. Sherwin, Age 47
  Assistant Vice President - Regulatory Administration   February 17, 1999
  Assistant Vice President - Human Resources             January 1, 1997
  Assistant Vice President - Customer Accounting         September 1, 1992

M. R. Spotanski, Age 40
  Assistant Vice President - Finance                     January 1, 2000
  (Assistant to the President)                           March 1, 1998
  (Manager, Gas Supply Planning)                         January 1, 1996
  (Senior Rate Analyst)                                  January 1, 1992

L. D. Rawlings, Age 47
  Assistant Treasurer (2)                                February 15, 2000

( ) Indicates a non-officer position.
(1) Officers of Laclede Gas Company are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".
(2) Ms. Rawlings served as Vice President and Assistant Treasurer at Mercantile Bancorporation, which became Firstar Corp. in September 1999, from February 1996 to January 2000, and prior to that she was Vice President of Asset/Liability Management for Mercantile from May 1991 to February 1996.

                                 Part II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange. At September 30, 2000, there were 8,541 holders of record of the Company's common stock.

Common Stock Market and Dividend Information


                          Price Range          Dividends
Fiscal 2000             High       Low         Declared
--------------------------------------------------------

1st Quarter             23- 7/16   20            $.335
2nd Quarter             21- 7/8    17-1/2        $.335
3rd Quarter             20- 5/8    18-3/4        $.335
4th Quarter             22-11/16   19-3/16       $.335

                          Price Range          Dividends
Fiscal 1999             High       Low         Declared
--------------------------------------------------------

1st Quarter             27         23            $.335
2nd Quarter             27         20-5/8        $.335
3rd Quarter             23-5/8     20            $.335
4th Quarter             23-3/4     21-1/4        $.335















































                                 11
Item 6. Selected Financial Data

                                      Fiscal Years Ended September 30
(Thousands Except Per Share    2000      1999      1998      1997      1996
    Amounts)                   ----      ----      ----      ----      ----

Summary of Operations
Operating Revenues:
Utility operating revenues $531,152  $473,710  $548,192  $607,236  $560,684
Non-utility operating
  revenues                   34,976    17,608    13,651     8,494    32,494
                           ------------------------------------------------
Total operating revenues    566,128   491,318   561,843   615,730   593,178
                           ------------------------------------------------
Operating Expenses:
Utility operating expenses:
 Natural and propane gas    295,263   246,350   311,869   357,755   319,595
 Other operation expenses    87,063    83,762    86,183    90,778    84,956
 Maintenance                 18,644    19,583    18,720    18,273    18,232
 Depreciation & amortization 24,774    21,490    25,310    25,890    25,015
 Taxes, other than
  income taxes               42,799    41,669    43,782    46,543    44,995
                           ------------------------------------------------
Total utility operating
     expenses               468,543   412,854   485,864   539,239   492,793

Non-utility operating
  expenses                   34,269    17,245    12,659     7,547    30,587
                           ------------------------------------------------

Total operating expenses    502,812   430,099   498,523   546,786   523,380
                           ------------------------------------------------
Operating Income             63,316    61,219    63,320    68,944    69,798
Allowance for Funds Used
 During Construction            397       739       609       367        17
Other Income and Income
 Deductions - Net               365      (942)      674       597      (647)
                           ------------------------------------------------
Income Before Interest
 and Income Taxes            64,078    61,016    64,603    69,908    69,168
                           ------------------------------------------------
Interest Charges:
 Interest on long-term debt  15,164    13,966    14,797    14,169    13,939
 Other interest charges       8,844     6,627     6,473     4,919     4,008
                           ------------------------------------------------
  Total interest charges     24,008    20,593    21,270    19,088    17,947
                           ------------------------------------------------
Income Before Income Taxes   40,070    40,423    43,333    50,820    51,221
Income Taxes (Note 8)        14,105    14,361    15,441    18,354    18,397
                           ------------------------------------------------
Net Income                   25,965    26,062    27,892    32,466    32,824
Dividends on Preferred
 Stock                           93        97        97        97        97
                           ------------------------------------------------
Earnings Applicable to
 Common Stock              $ 25,872  $ 25,965  $ 27,795  $ 32,369  $ 32,727
                           ================================================
Earnings Per Share of
 Common Stock                 $1.37     $1.43     $1.58     $1.84     $1.87
                           ================================================

Item 6.  Selected Financial Data

                                     Fiscal Years Ended September 30
(Thousands Except Per Share     2000      1999      1998      1997     1996
   Amounts)                     ----      ----      ----      ----     ----


Dividends Declared-
 Common Stock               $ 25,297  $ 24,459  $ 23,229  $ 22,825 $ 22,079
Dividends Declared Per
 Share of Common Stock         $1.34     $1.34     $1.32     $1.30    $1.26

Utility Plant
 Gross Plant-End of Period  $921,378  $876,431  $835,923  $794,901 $782,235
 Net Plant-End of Period     548,833   519,378   490,682   467,678  452,270
 Construction Expenditures    51,635    48,698    47,254    42,842   41,267
 Property Retirements          6,663     8,190     6,205     6,241    6,506
Total Assets                $931,740  $837,664  $777,291  $726,568 $695,204


Capitalization -
 End of Period
 Common Stock and Paid-In
  Capital                   $106,579  $106,570  $ 82,460  $ 80,628 $ 80,628
 Retained Earnings           200,423   199,848   198,342   193,776  184,232
 Accumulated Other
   Comprehensive Income            -       (77)        -         -        -
 Treasury Stock              (24,017)  (24,017)  (24,017)  (24,017) (24,017)
                           ------------------------------------------------
       Common stock equity   282,985   282,324   256,785   250,387  240,843
 Redeemable Preferred Stock    1,763     1,923     1,960     1,960    1,960
 Long-Term Debt              234,408   204,323   179,238   154,413  179,346
                           ------------------------------------------------
      Total capitalization  $519,156  $488,570  $437,983  $406,760 $422,149
                           ================================================

Shares of Common Stock
 Outstanding-End of Period    18,878    18,878    17,628    17,558   17,558
Book Value Per Share          $14.99    $14.96    $14.57    $14.26   $13.72

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
     Laclede's earnings for fiscal 2000 were adversely impacted by warmer-than-normal weather, resulting from temperatures that were the third warmest over the last 100 years. In fact, earnings for all three fiscal years reported were significantly impacted by the effects of warmer-than-normal temperatures in our service area. However, the Company was successful in mitigating the impact of weather on its financial results through, among other factors, ongoing efforts to become more effective and efficient. Earnings applicable to common stock for the fiscal year ended September 30, 2000 were $25.9 million, compared with $26.0 million for fiscal 1999 and $27.8 million for fiscal 1998. Earnings per share were $1.37 in 2000 (on average shares outstanding of 18,877,987), compared with $1.43 in 1999 (on average shares outstanding of 18,138,261) and $1.58 in 1998 (on average shares outstanding of 17,597,591). The slight decrease in earnings in fiscal 2000 (from fiscal 1999) was primarily due to lower system sales volumes arising from weather that was 5% warmer than the prior year and 16% warmer than normal, higher pension and group insurance costs and higher depreciation expense. Largely offsetting these factors were the benefit of the Company's general rate increase which became effective December 27, 1999, higher income related to the Gas Supply Incentive Plan and off system sales, and a lower provision for uncollectible accounts. The decrease in earnings in fiscal 1999 (from fiscal 1998) was primarily due to lower system sales volumes arising from weather that was 6% warmer than 1998 and 12% warmer than normal, as well as a non-recurring investment loss recorded in 1999. These factors were partially offset by reduced expenses largely attributable to effective cost-control efforts in 1999 and expense reductions attributable to regulatory accounting changes instituted July 1, 1998 as part of the settlement of the Company's 1998 rate case. The settlement of that rate case authorized, among other things, lower depreciation rates and changes in the regulatory accounting treatment for pension costs.
     Utility operating revenues for fiscal year 2000 increased $57.4 million, or 12.1%, above fiscal 1999, and in 1999 decreased $74.5 million, or 13.6%, below fiscal 1998. The 2000 increase in utility operating revenues was primarily due to: higher wholesale gas costs of $47.4 million (which are passed on to customers in accordance with the Purchased Gas Adjustment Clause), higher off system sales and other incentive plan revenues of $23.9 million, and higher revenues of $7.3 million attributable to the partial year effect of the 1999 general rate increase. These factors were partially offset by lower gas sales volumes arising from the warmer weather and other variations, which combined total $21.2 million. The 1999 decrease in utility operating revenues versus the prior year was mainly attributable to: lower wholesale gas costs of $38.5 million, reduced gas sales volumes (due to warmer weather) and other variations, which combined total $22.4 million, and decreased incentive plan revenues of $13.6 million. Total therms sold and transported in 2000 were 1,035.2 million compared with 1,025.9 million in 1999 and 1,121.3 million in 1998.
     Non-utility operating revenues increased $17.4 million in fiscal 2000 (from 1999) and $4.0 million in fiscal 1999 (from 1998). The increase each year was primarily due to higher gas marketing sales in both periods by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary of the Company.
     Utility operating expenses in fiscal 2000 increased $55.7 million, or 13.5%, from fiscal 1999, and in 1999 decreased $73.0 million, or 15.0%, from fiscal 1998. Natural and propane gas expense increased $48.9 million in fiscal 2000 from fiscal 1999 primarily due to higher rates charged by our suppliers and higher off system sales gas expense, partially offset by lower volumes purchased for sendout. In 1999, natural and propane gas expense decreased $65.5 million from 1998 primarily due to lower rates charged by our suppliers, reduced volumes purchased for sendout, and lower incentive plan gas costs. Other operation and maintenance expenses in 2000 increased $2.4 million, or 2.3%, over 1999 principally due to increased net pension costs, higher group insurance charges, and increased wage rates. These increases were partially offset by lower provisions for uncollectible accounts and injuries and damages, reduced charges for maintenance and distribution and successful ongoing cost-control efforts. Other operation and maintenance expenses in 1999 decreased $1.6 million, or 1.5%, from 1998 principally due to lower net pension costs resulting from the effects of the settlement reached in the 1998 rate case and cost cutting reductions. These factors were partially offset by higher wage rates, lower gains applicable to lump sum pension settlements, and higher provisions for uncollectible accounts and injuries and damages. Depreciation and amortization expense in 2000 increased $3.3 million, or 15.3%, primarily due to additional depreciable property and an increased proportion of amortization related to shorter-lived property. In 1999, depreciation and amortization expense decreased $3.8 million, or 15.1%, from 1998 as a result of lower depreciation rates effective July 1, 1998, authorized in the 1998 rate case. The effect of lower depreciation rates was partially offset by additional depreciable property. Taxes, other than income taxes, increased 2.7% in 2000 compared with 1999 and decreased 4.8% in 1999 compared with 1998. The increase in 2000 was principally attributable to higher gross receipts taxes (mainly reflecting increased gas sales revenues). The decrease in 1999 (from 1998) was principally attributable to lower gross receipts taxes (mainly reflecting decreased gas sales revenues), the effect of which was partially offset by higher property taxes.
     Non-utility operating expenses increased $17.0 million in fiscal 2000 (compared with 1999), and increased $4.6 million in fiscal 1999 (compared with 1998). The increase in both periods was primarily due to higher gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.
     Other income and income deductions-net increased $1.0 million from 1999 and decreased by $1.5 million in 1999 compared with 1998. The changes from year to year mainly reflect the effect of a one-time $3.2 million pretax charge recognized in fiscal 1999 resulting from the Company's minority participation in Clark Enterprises. Clark Enterprises was comprised of a group of civic-minded St. Louis firms that owned the St. Louis Blues Hockey team and also financed and operated the Kiel Center in downtown St. Louis, the sale of which was negotiated and completed in September, 1999. This non-recurring charge was partially offset by a pretax gain of approximately $1.9 million recognized in 1999 by the Company's wholly-owned subsidiary, Laclede Development Company, on the sale of property known as Centre Park
40. Laclede Development Company owned its interest in Centre Park 40 through a real estate partnership.
     Interest expense increased $3.4 million, or 16.6%, in fiscal 2000 from 1999 and decreased 3.2% in fiscal year 1999 from 1998. The 2000 increase was mainly due to increased short-term interest expense (reflecting higher average borrowings and increased rates) and the issuance of $25 million of 7% first mortgage bonds in June 1999. The 3.2% decrease in interest expense in 1999 (from 1998) was due principally to lower interest charges on long-term debt reflecting the net effect of the May 1998 redemption of a 9-5/8% first mortgage bond issue of $25 million and the issuance of $25 million of 7% first mortgage bonds in June 1999. This decrease was partially offset by increased short-term interest expense due to higher average borrowings.
     The reductions in income tax expenses for all periods reported are mainly due to lower pretax income.
     On July 30, 2000, the Company and Union representatives reached a new four-year labor agreement replacing the prior agreement which was to expire July 31, 2000. The new contract extends through July 31, 2004. The settlement resulted in wage increases of 2.75% in all four years, along with lump-sum payment provisions and other benefit improvements.

Regulatory Matters
     At the state level, there have been several important developments during the fiscal year affecting Laclede, some of which are still pending.
     On December 14, 1999 the Missouri Public Service Commission (MoPSC or Commission) issued its report and order in the Company's 1999 rate case, in which the MoPSC: (1) approved a partial settlement reached earlier in the year by the parties on some issues (2) determined certain contested issues and (3) authorized the Company to increase its rates for gas service by $11.24 million on an annual basis. The new rates and settlement became effective for service rendered on and after December 27, 1999. Under the partial settlement, the Company discontinued deferring certain costs for future recovery. As approved by the MoPSC, previously deferred costs are being recovered, without return on investment, effective with implementation of the new rates on December 27, 1999. The deferral of certain costs was eliminated going forward, as expenses associated with those specific areas are included in the newly approved rates. On May 11, 2000, the Company appealed to the Circuit Court of Cole County, Missouri the MoPSC's decision on one of the contested issues mentioned in item (2) above relating to the calculation of the Company's depreciation rates. The Company believes that any decision on this appeal would not adversely impact the $11.24 million increase in rates or the Company's earnings; however, a favorable decision, when recognized in the Company's rates, would be expected to benefit the Company's cash flow.
     Settlement of the Company's 1998 general rate case provided that rates charged to the vast majority of the Company's customers, including all residential customers, remained unchanged. Also, the settlement allowed the Company to record, beginning July 1, 1998, substantially reduced expense levels resulting from the authorization of lower depreciation rates and changes in the regulatory accounting treatment for the recovery of pension costs. The MoPSC authorized the continued use of certain cost deferral mechanisms under which the Company subsequently applied for future rate recovery of certain costs. In addition, the MoPSC approved a similar cost deferral mechanism by which the Company subsequently applied for future rate recovery of certain costs related to the Company's Year 2000 readiness program.
     On July 21, 1999, the MoPSC approved a Price Stabilization Program for the fiscal 2000-2002 heating seasons that authorizes the Company to purchase certain financial instruments to protect itself and its customers from unusually large increases in the unregulated cost of natural gas. Because of unforeseen increases in the cost of such financial instruments, the Company notified the MoPSC on June 2, 2000, that it would not be participating this year in one of the program's provisions to share in gains achieved under the program. Laclede also made a filing on July 7, 2000 requesting the approval of certain temporary revisions to the program to enhance its opportunity to obtain price protection for the Company and its customers under current market conditions. These changes included a proposed increase in the amount of funds authorized to purchase financial instruments and a reduction in the amount of coverage required by the program. The Company entered into a Stipulation and Agreement with the staff of the MoPSC and the Office of the Public Counsel in the State of Missouri that would allow the Company to exercise its discretion as to the amount of coverage to obtain, but would not result in an increase in authorized funds. All other provisions of the program currently in effect would remain unchanged. On September 28, 2000, the MoPSC approved this Agreement.
     Under the Company's Gas Supply Incentive Plan as modified and approved by the MoPSC effective October 1, 1999 for a one-year period, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets. Also, effective October 1, 1999, Laclede is also permitted to retain all income resulting from sales made outside its traditional service area. These activities continue to provide benefits to both the Company's customers and shareholders. Overall cost savings for Laclede and its customers were $28.9 million in 2000, $28.4 million in 1999, and $31.0 million in 1998. Those efforts resulted in pretax income to shareholders of $9.6 million in 2000, $5.4 million in 1999, and $6.4 million in 1998. On February 1, 2000, the Company submitted a filing with the MoPSC requesting that the Plan be extended beyond September 30, 2000. On June 8, 2000, the MoPSC issued an order approving a recommendation made by the Company, staff of the MoPSC and other parties to extend the Gas Supply Incentive Plan as modified for another year. As a result, the term of the Plan now runs through September 30, 2001. The parties who recommended an extension of the Gas Supply Incentive Plan also agreed to cooperate on the development of a mutually acceptable multi-year incentive plan that includes a fixed price mechanism for implementation once the current plan expires. For additional information on the Gas Supply Incentive Plan, see Note 3 of Notes to Consolidated Financial Statements on page 40.

Accounting Changes
The Company has adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued by the American Institute of Certified Public Accountants (AICPA). SOP No. 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, including criteria for capitalization of certain costs. Its adoption in fiscal 2000 did not have a significant effect on the Company's financial position or results of operations.
The Company also adopted Emerging Issues Task Force (EITF) 98-10, "Accounting for Energy Trading and Risk Management Activities". EITF 98-10 requires energy contracts associated with trading activities to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The fiscal 2000 adoption of EITF 98-10 had no effect on the Company's financial position or results of operations.
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge accounting. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 133 would have been effective in fiscal 2000, however, its effective date was delayed until fiscal 2001 as a result of the issuance of SFAS No. 137. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This statement amends portions of SFAS No.
133. Among other things, SFAS No. 138 provides an exception for contracts intended for the normal purchase and normal sale of something other than a financial instrument or derivative instrument, for which physical delivery is probable. Some of the Company's gas supply and transportation contracts are derivative instruments as defined under SFAS No. 133; however, all of these contracts qualify for the normal purchases and normal sales exception provided by SFAS No. 138. The financial instruments purchased by Laclede under its Price Stabilization Program are derivative instruments under SFAS
No. 133.   These financial instruments are purchased as hedges against significant increases in the price of natural gas, as approved by the MoPSC, and are accounted for in accordance with the Company's Purchased Gas Adjustment Clause. The effect of the Company's adoption of these statements on October 1, 2000 did not have a significant impact on the Company's financial position and results of operations as of that date.

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

Liquidity and Capital Resources
     Cash flow from operations, net of dividend payments, has generally provided the principal liquidity to meet operating requirements and to fund the majority of the Company's construction program. Any remaining funding requirements for construction or other needs have been provided by long-term and short-term financing. The issuance of long-term financing is dependent on management's evaluation of need, financial market conditions, and other factors. Short-term financing is used to meet seasonal cash requirements and/or to defer long-term financing until market conditions are favorable.
     Short-term borrowing requirements typically peak during colder months when the Company borrows money to cover the gap between when the Company purchases its natural gas and when the Company's customers pay for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.
     During fiscal year 2000, the Company had lines of credit in place of up to $190 million. The Company sold commercial paper aggregating to a maximum of $158.2 million at any one time during the fiscal year, but did not borrow from the banks under the aforementioned agreements. At this writing, the Company has aggregate lines of credit totaling $210 million. Short-term borrowings outstanding at September 30, 2000 were $127.0 million at a weighted average interest rate of 6.6%. Based on short-term borrowings at September 30, 2000, a change in interest rates of 100 basis points would increase or decrease pretax earnings and cash flows by approximately $1,270,000 on an annual basis.
     On June 29, 2000, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 relative to the sale of up to $350 million of first mortgage bonds, debt securities and common stock. On August 10, 2000, the MoPSC provided authorization to issue debt and equity up to this amount. On September 21, 2000, the Company issued $30 million of first mortgage bonds under this authorization with an interest rate of 7.90%, at an overall cost to the Company of 7.987%. The bonds were dated September 15, 2000 and mature September 15, 2030. The proceeds were used to repay short-term debt. The bonds were rated Aa3 by Moody's, AA- by Standard & Poor's, and A+ by Fitch. The ratings also apply to the Company's other
outstanding bonds.   The amount, timing, and type of securities under this
shelf registration in the future will depend on cash requirements and market conditions.
      On June 2, 1999, the Company issued $25 million of first mortgage bonds with an interest rate of 7%, at an overall cost to the Company of 7.04%. The bonds were dated June 1, 1999 and mature June 1, 2029. The proceeds were used to repay short-term debt. This issuance exhausted the Company's shelf registration initially filed in 1993.
     On October 21, 1997, the Company issued $25 million of first mortgage bonds, at an overall cost to the Company of 6.675%. The bonds were dated October 15, 1997 and mature October 15, 2012. The proceeds were used to repay short-term debt.
     On May 15, 1998, the Company redeemed, at its first opportunity, $25 million of 9-5/8% first mortgage bonds due May 15, 2013. The funds for this redemption were supplied by short-term borrowing agreements.
     At September 30, 2000, the Company had fixed-rate long-term debt totaling $235 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change.

However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity.
On May 5, 1999, the Company issued and sold 1,250,000 shares of its common stock to the public. Net proceeds of $24.1 million were used to repay short-term debt.
Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, operates a propane pipeline that connects Laclede Gas Company's propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. In June 1999, Laclede Pipeline Company purchased from Phillips Pipe Line Company for approximately $1.4 million a section of existing propane pipeline, which completed Laclede Gas Company's control of all facets of its propane peak shaving assets allowing greater access to supply markets. Laclede Gas Company vaporizes the propane to supplement its natural gas supply and meet the peak demands on the distribution system. Laclede Pipeline Company's previous contract arrangement with Phillips Petroleum Company, to provide transportation of propane on an annual basis and that expired on March 31, 1999, is no longer needed.
Construction expenditures for utility purposes were $51.6 million in fiscal 2000 compared with $48.7 million in fiscal 1999 and $47.3 million in fiscal 1998. The Company expects fiscal 2001 utility construction expenditures to approximate $40 million.
     Capitalization at September 30, 2000, consisted of 54.5% common stock equity, .3% preferred stock and 45.2% long-term debt.
     The Company's ratio of earnings to fixed charges was 2.6 for 2000, 2.9 for 1999 and 2.9 for 1998.
     It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

Environmental Matters
     The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.
     In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. With regard to the Company's former manufactured gas plant site located in Shrewsbury, Missouri, the Company and the state and federal environmental regulatory agencies have agreed upon the actions needed at this site. Those actions are nearing completion. In the course of recent site grading called for by the agreement, some site materials that proved to be manufactured gas wastes were released into an adjacent stream. The release was contained and appropriate authorities notified. The Company is dealing with this development as part of the remaining work being done at the site. The Company currently estimates the overall costs of these actions will be approximately $1,521,000. As of September 30, 2000, the Company has paid $1,000,000 and reserved $521,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.
     The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri into the Missouri Voluntary Cleanup Program (VCP). Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural Resources (MoDNR) accepted the Company's VCP application. Acceptance provides opportunities to minimize costs of remediation while maximizing possibilities for site development. The Company submitted a site characterization report (SCR) to MoDNR on June 25, 1999. The SCR was accepted subject to the Company's development of a Remedial Action Plan
(RAP) due MoDNR in early calendar year 2001. The RAP will include plans to continue to monitor groundwater. Surface water sampling and the performance of other remedial measures will likely occur during site redevelopment. The Company will continue to inform MoDNR of site development possibilities as well. The Company currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $528,000. Currently, the Company has paid $438,000 and reserved an additional $90,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed the Company to date for $150,000. The Company anticipates additional reimbursement from this party of approximately $39,000. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.
     While the scope of costs relative to the site in Shrewsbury will not be significant, the scope of costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers have agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage will not have any significant impact on the Company. With regard to the City of St. Louis site, since the scope of costs relative to this site are unknown and may be material, the denial of coverage may have a material impact on the Company.
     Previously, the MoPSC approved the Company's use of a cost deferral mechanism for these costs. Deferral of such costs terminated July 31, 1999. The Commission authorized previously deferred costs to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. Any subsequent costs are being charged to expense, the effects of which are offset, more or less, by a predetermined level of costs included in the new rates.

Other Matters
     On October 26, 2000, the Company announced its intention, subject to receipt of the necessary approvals, to reorganize its corporate structure to form a holding company known as The Laclede Group, Inc. As a result of the reorganization, The Laclede Group, Inc. would become a holding company under the Public Utility Holding Company Act of 1935 but would be exempt from all provisions of the Act except Section 9(a)(2) thereof. Laclede Gas is taking the necessary steps to obtain regulatory and shareholder approvals and filed a registration statement on Form S-4 with the Securities and Exchange Commission on October 27, 2000. Under the new structure, Laclede Gas Company as the regulated utility, and the subsidiaries it currently holds, would become subsidiaries of The Laclede Group, Inc. Even after forming a holding company, the profile of Laclede Gas' regulated distribution business is expected to remain substantially the same. At the January 25, 2001 annual meeting, shareholders of record on December 11, 2000 will vote on this proposal.
      In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pretax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply Incentive Plan. On August 1, 2000, the MoPSC issued its report and order in which it rejected staff's proposal and determined that no adjustment should be made to the amounts retained by the Company under its Gas Supply Incentive Plan.
     On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. On February 18, 2000, the staff of the MoPSC, the office of Public Counsel in the State of Missouri and the Company filed a joint settlement setting forth a replacement schedule recommendation. Such settlement was approved by the MoPSC on May 18, 2000. The Company currently has completed one phase and continues to proceed in compliance with the approved program. Costs associated with the program are either being deferred through a deferral mechanism approved by the MoPSC or capitalized through the normal course of business. One lawsuit involving a claim for wrongful death and punitive damages has been settled, the effect of which is not significant and has been fully provided for in the current year.
     On April 6, 1999, voters in Wentzville, Missouri, in western St. Charles County, granted Laclede, by a 3-to-1 margin, a 20-year non-exclusive franchise to provide natural gas service to much of the city south of Interstate 70, west of Lake St. Louis. This will allow Laclede to continue expansion of its service territory in areas where the Company anticipates significant growth to occur during the next few years. The Company received the MoPSC's approval to serve specifically this portion of Wentzville, as well as currently unincorporated adjacent areas.
     In January 2000, Laclede Energy Resources, Inc., (LER) finalized a multi-year arrangement with UtiliCorp United, Inc. (UtiliCorp) to provide a significant portion of the gas supply for a natural gas fired power plant currently under construction in Pleasant Hill, Missouri. The four-year agreement is scheduled to go into effect June 1, 2001. LER will provide UtiliCorp with up to 5 billion cubic feet of natural gas annually - the equivalent of about 5% of the annual sendout of Laclede Gas Company in a normal year - and will manage fluctuations in UtiliCorp's gas-purchase requirements on an as-needed basis to satisfy summer power needs.
     After more than three years of preparing for any potential year 2000 problems that threatened non-compliant computer programs and processes, the Company met the turn of the century without incident. Its computer-based systems operated normally and continue to do so. The Company incurred total costs of approximately $20.7 million through September 30, 2000 for replacements and modifications of various computer systems. Nearly all of
this amount was capitalized.   The Company used funds from internally
generated cash flows and short-term borrowings to pay these costs. In the 1998 rate case, the MoPSC authorized Laclede to capitalize the expenses incurred in connection with making its information systems ready for year 2000 operations. The MoPSC also authorized Laclede to defer any interim property tax, depreciation or carrying cost expenses that it incurred in connection with these capitalized items. As a result of the 1999 rate case, however, deferral of these costs ceased December 27, 1999. In 1999, the Commission authorized previously deferred costs to be included in rates (without return on investment) and amortized over a fifteen-year period effective with the implementation of new rates on December 27, 1999.

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

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors or Laclede Gas Company:

We have audited the consolidated balance sheets and statements of consolidated capitalization of Laclede Gas Company and its subsidiary companies as of September 30, 2000 and 1999, and the related statements of consolidated income, retained earnings, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at
Part IV, Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Laclede Gas Company and its subsidiary companies as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


St. Louis, Missouri
November 16, 2000

Management Report

Management is responsible for the preparation, presentation and integrity of the consolidated financial statements and other financial information in this report. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management's best estimates and judgments. In the opinion of management, the financial statements fairly reflect the Company's financial position, results of operations and cash flows.

The Company maintains internal accounting systems and related administrative controls that are designed to provide reasonable assurance, on a cost-effective basis, that transactions are executed in accordance with management's authorization, that consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and that the Company's assets are properly accounted for and safeguarded. The Company's Internal Audit Department, which has unrestricted access to all levels of Company management, monitors compliance with established controls and procedures.

Deloitte & Touche LLP, the Company's independent auditors, whose report is contained herein, are responsible for auditing the Company's financial statements in accordance with auditing standards generally accepted in the United States of America. Such standards include obtaining an understanding of the internal control structure in order to design the audit of the financial statements.

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

Douglas H. Yaeger
Chairman of the Board,
President and Chief Executive Officer

Gerald T. McNeive, Jr.
Senior Vice President
Finance and General Counsel

Item 8.  Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME
(Thousands Except Per Share Amounts)

---------------------------------------------------------------------------

Years Ended September 30                         2000       1999       1998
---------------------------------------------------------------------------

Operating Revenues:
  Utility operating revenues                 $531,152   $473,710   $548,192
  Non-utility operating revenues               34,976     17,608     13,651
                                             ------------------------------
    Total operating revenues                  566,128    491,318    561,843
                                             ------------------------------
Operating Expenses:
  Utility operating expenses
    Natural and propane gas                   295,263    246,350    311,869
    Other operation expenses                   87,063     83,762     86,183
    Maintenance                                18,644     19,583     18,720
    Depreciation and amortization              24,774     21,490     25,310
    Taxes, other than income taxes             42,799     41,669     43,782
                                             ------------------------------
      Total utility operating expenses        468,543    412,854    485,864
  Non-utility operating expenses               34,269     17,245     12,659
                                             ------------------------------
    Total operating expenses                  502,812    430,099    498,523
                                             ------------------------------
Operating Income                               63,316     61,219     63,320

Other Income and Income Deductions-
  Net (Note 10)                                   762       (203)     1,283
                                             ------------------------------
Income Before Interest and
  Income Taxes                                 64,078     61,016     64,603
                                             ------------------------------
Interest Charges:
  Interest on long-term debt                   15,164     13,966     14,797
  Other interest charges                        8,844      6,627      6,473
                                             ------------------------------
    Total interest charges                     24,008     20,593     21,270
                                             ------------------------------
Income Before Income Taxes                     40,070     40,423     43,333

Income Taxes (Note 8)                          14,105     14,361     15,441

                                             ------------------------------
Net Income                                     25,965     26,062     27,892
Dividends on Preferred Stock                       93         97         97
                                             ------------------------------
Earnings Applicable to Common Stock          $ 25,872   $ 25,965   $ 27,795
                                             ==============================
Average Shares of Common Stock Outstanding     18,878     18,138     17,598
                                             ==============================
Earnings Per Share of Common Stock
 (after preferred dividends)                    $1.37      $1.43      $1.58
                                             ==============================


See the accompanying notes to financial statements.

STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
(Thousands Except Per Share Amounts)

---------------------------------------------------------------------------
Years Ended September 30                          2000       1999      1998
---------------------------------------------------------------------------

Balance at Beginning of Year                  $199,848   $198,342  $193,776
Add - Net Income, per statements                25,965     26,062    27,892
                                              -----------------------------
                                Total          225,813    224,404   221,668
                                              -----------------------------
Deduct - Cash Dividends Declared:
 Preferred stock at required annual rates           93         97        97
 Common stock, $1.34 per share in 2000 and
   1999; $1.32 per share in 1998                25,297     24,459    23,229
                                              -----------------------------
                                Total           25,390     24,556    23,326
                                              -----------------------------
Balance at End of Year                        $200,423   $199,848  $198,342
                                              =============================


See the accompanying notes to financial statements.







STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands of Dollars)
---------------------------------------------------------------------------
Years Ended September 30                          2000       1999      1998
---------------------------------------------------------------------------

Net Income                                    $ 25,965   $ 26,062  $ 27,892
                                              -----------------------------
Other Comprehensive Income (Loss):
   Minimum pension liability adjustment            125       (125)        -
   Income tax expense (benefit)                     48        (48)        -
                                              -----------------------------
Other Comprehensive Income (Loss)                   77        (77)        -
                                              -----------------------------
Comprehensive Income                          $ 26,042   $ 25,985  $ 27,892
                                              =============================


See the accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

--------------------------------------------------------------------------
September 30                                              2000        1999
--------------------------------------------------------------------------

Assets
  Utility Plant                                       $921,378    $876,431
    Less - Accumulated depreciation & amortization     372,545     357,053
                                                      --------------------
                                  Net utility plant    548,833     519,378
                                                      --------------------
  Other Property and Investments, at Cost or Less
   (net of accumulated depreciation and amortization,
    2000, $2,314; 1999, $2,237)                         26,546      26,122
                                                      --------------------
  Current Assets:
    Cash and cash equivalents                            4,215       9,352
    Accounts receivable:
      Gas customers - Billed and unbilled               49,777      38,051
      Other                                             11,488      10,218
      Less - Allowances for doubtful accounts           (6,058)     (6,241)
    Inventories:
      Materials, supplies and merchandise at
        average cost                                     5,491       5,680
      Natural gas stored underground for current use
        at LIFO cost                                    94,787      64,112
      Propane gas for current use at FIFO cost          12,201      11,697
    Prepayments and other                                3,303       2,309
    Unamortized purchased gas adjustments               14,907           -
    Deferred income taxes (Note 8)                       2,485      10,216
                                                      --------------------
                              Total current assets     192,596     145,394
                                                      --------------------
  Deferred Charges:
    Prepaid pension cost                                97,229      80,994

    Regulatory assets                                   64,336      64,069
    Other                                                2,200       1,707
                                                      --------------------
                             Total deferred charges    163,765     146,770
                                                      --------------------
                                       Total Assets   $931,740    $837,664
                                                      ====================


See the accompanying notes to financial statements.

(Thousands of Dollars)

--------------------------------------------------------------------------
September 30                                              2000        1999
--------------------------------------------------------------------------

Capitalization and Liabilities
  Capitalization, per statements:
   Common stock equity                                $282,985    $282,324
   Redeemable preferred stock                            1,763       1,923
   Long-term debt                                      234,408     204,323
                                                      --------------------
                               Total capitalization    519,156     488,570
                                                      --------------------
  Current Liabilities:
   Notes payable (Note 9)                              127,000      84,700
   Accounts payable                                     45,660      31,716
   Refunds due customers                                   176       1,425
   Advance customer billings                            15,290      15,665
   Current portion of preferred stock                       50          35
   Wages and compensation accrued                        9,974      10,620
   Dividends payable                                     6,421       6,391
   Customer deposits                                     4,302       3,961
   Interest accrued                                      7,939       8,092
   Taxes accrued                                        12,044       5,804
   Unamortized purchased gas adjustments                     -       8,956
   Other current liabilities                             2,248       2,085
                                                      --------------------
                          Total current liabilities    231,104     179,450
                                                      --------------------
  Deferred Credits and Other Liabilities:
   Deferred income taxes (Note 8)                      134,944     124,756
   Unamortized investment tax credits                    6,267       6,586
   Pension and postretirement benefit costs             20,261      19,259
   Other                                                20,008      19,043
                                                      --------------------
       Total deferred credits and other liabilities    181,480     169,644
                                                      --------------------
  Commitments and Contingencies (Note 12)

               Total Capitalization and Liabilities   $931,740    $837,664
                                                      ====================


See the accompanying notes to financial statements.

STATEMENTS OF CONSOLIDATED CAPITALIZATION
(Thousands of Dollars)

--------------------------------------------------------------------------
September 30                                              2000        1999
--------------------------------------------------------------------------

Common Stock Equity (Note 4):
  Common stock, par value $1 per share:
    Authorized - 2000 and 1999, 50,000,000 shares
    Issued - 2000 and 1999, 20,743,625 shares         $ 20,744    $ 20,744
  Paid-in capital                                       85,835      85,826
  Retained earnings, per statements                    200,423     199,848
  Accumulated other comprehensive income
    (minimum pension liability adjustment)                   -         (77)
  Treasury stock, at cost - 2000 and 1999,
    1,865,638 shares                                   (24,017)    (24,017)
                                                      --------------------
                          Total common stock equity    282,985     282,324
                                                      --------------------

Redeemable Preferred Stock,
  par value $25 per share (1,480,000 shares
  authorized) issued and outstanding (Note 5):
    5% Series B - 2000, 66,012 shares; 1999, 71,820
       shares                                            1,600       1,760
    4.56% Series C - 2000, 6,507 shares; 1999,
       6,510 shares                                        163         163
                                                      --------------------
                   Total redeemable preferred stock      1,763       1,923
                                                      --------------------
Long-Term Debt (Note 6):
  First mortgage bonds:
    6-1/4% Series, due May 1, 2003                      25,000      25,000
    8-1/2% Series, due November 15, 2004                25,000      25,000
    8-5/8% Series, due May 15, 2006                     40,000      40,000
    7-1/2% Series, due November 1, 2007                 40,000      40,000
    6-1/2% Series, due November 15, 2010                25,000      25,000
    6-1/2% Series, due October 15, 2012                 25,000      25,000
    7% Series, due June 1, 2029                         25,000      25,000
    7.90% Series, due September 15, 2030                30,000           -
                                                      --------------------
                                              Total    235,000     205,000
  Unamortized discount, net of premium,
    on long-term debt                                     (592)       (677)
                                                      --------------------
                               Total long-term debt    234,408     204,323
                                                      --------------------
                                              Total   $519,156    $488,570
                                                      ====================

Long-term debt and preferred stock amounts are exclusive of current obligations.

See the accompanying notes to financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of Dollars)

--------------------------------------------------------------------------
Years Ended September 30                       2000        1999       1998
--------------------------------------------------------------------------

Operating Activities:
 Net Income                                 $25,965     $26,062    $27,892
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization              24,875      21,592     25,403
  Deferred income taxes and investment
   tax credits                               14,295      14,486      8,891
  Other - net                                   112         911       (675)
  Changes in assets and liabilities:
   Accounts receivable - net                (13,179)      4,027      1,877
   Unamortized purchased gas adjustments    (23,863)     (6,859)     2,793
   Deferred purchased gas costs               4,028         (67)    (3,863)
   Accounts payable                          13,944      11,024     (8,936)
   Refunds due customers                     (1,249)     (6,164)     6,858
   Taxes accrued                              6,240      (2,886)     1,842
   Natural gas stored underground           (30,675)     (9,139)     1,894
   Other assets and liabilities             (17,447)     (9,922)   (15,087)
                                            ------------------------------
Net cash provided by operating activities     3,046      43,065     48,889
                                            ------------------------------
Investing Activities:
 Construction expenditures                  (51,635)    (48,698)   (47,254)
 Employee benefit trusts                       (448)       (997)    (2,560)
 Investments - non-utility                     (656)      2,215     (2,569)
 Other                                       (2,221)     (1,211)      (413)
                                            ------------------------------
    Net cash used in investing activities   (54,960)    (48,691)   (52,796)
                                            ------------------------------
Financing Activities:
 Issuance of first mortgage bonds            30,000      25,000     25,000
 Issuance of short-term debt - net           42,300     (13,800)    24,500
 Issuance of common stock                         -      24,110      1,832
 Dividends paid                             (25,387)    (24,048)   (23,215)
 Redemption of first mortgage bonds               -           -    (25,000)
 Redemption of preferred stock                 (136)         (2)         -

                                            ------------------------------
           Net cash provided by
              financing activities           46,777      11,260      3,117
                                            ------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                           (5,137)      5,634       (790)
Cash and Cash Equivalents at
 Beginning of Year                            9,352       3,718      4,508
                                            ------------------------------
Cash and Cash Equivalents at End of Year    $ 4,215     $ 9,352    $ 3,718
                                            ==============================
Supplemental Disclosure of Cash Paid
 (Refunded) During the Year for:
  Interest                                  $23,631     $19,003    $20,005
  Income taxes                               (6,721)      4,768      4,110

See the accompanying notes to financial statements.

SCHEDULE OF INCOME TAXES (Note 8)
(Thousands of Dollars)

-------------------------------------------------------------------------
Years Ended September 30                       2000       1999       1998
-------------------------------------------------------------------------

Included in Statements of
 Consolidated Income:
    Federal
      Current                               $   202    $   310    $ 5,514
      Deferred                               11,987     12,291      7,777
      Investment tax credit
         adjustments - net                     (319)      (347)      (347)
    State and local
      Current                                  (392)      (435)     1,036
      Deferred                                2,627      2,542      1,461
                                            -----------------------------
                                  Total     $14,105    $14,361    $15,441
                                            =============================


See the accompanying notes to financial statements.

SCHEDULE OF INTERIM FINANCIAL INFORMATION
(Unaudited) (Note 13)
(Thousands of Dollars Except Per Share Amounts)

--------------------------------------------------------------------------
Three Months Ended                  Dec. 31   March 31   June 30  Sept. 30
--------------------------------------------------------------------------
2000
Total Operating Revenues           $151,354   $238,311   $95,293   $81,170
Operating Income (Loss)              19,935     38,431     5,611      (661)
Net Income (Loss)                     9,581     19,454       322    (3,392)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)          $ .51      $1.03     $ .02     $(.18)



--------------------------------------------------------------------------
Three Months Ended                  Dec. 31   March 31   June 30  Sept. 30
--------------------------------------------------------------------------
1999
Total Operating Revenues           $153,477   $211,856   $70,319   $55,666
Operating Income                     18,577     37,933     3,664     1,045
Net Income (Loss)                     9,707     20,138       195    (3,978)
Earnings (Loss) Per Share
 of Common Stock
 (after preferred dividends)          $ .55      $1.14     $ .01     $(.21)



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

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      System of Accounts - The accounts of the Company are maintained in accordance with the uniform system of accounts prescribed by the Missouri Public Service Commission (MoPSC), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission.

      Utility Plant, Depreciation and Amortization - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and such costs, plus removal costs, less salvage are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses.
      Utility plant is depreciated on the straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation and amortization in 2000, 1999, and 1998 averaged approximately 2.8%, 2.6% and 3.1%, respectively, of the original cost of depreciable and amortizable property. The increase in the composite rate in 2000 (over
1999) primarily reflects an increased proportion of amortization related to shorter-lived property. The decrease in the fiscal 1999 composite rate (from 1998) is mainly attributable to settlement of the Company's 1998 rate case, in which the MoPSC authorized a decrease in depreciation rates for the Company which was instituted July 1, 1998.

      Regulated Operations - The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

      The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands of Dollars)                        2000               1999
---------------------------------------------------------------------
Regulatory Assets:
Future income taxes due from customers      $44,353           $42,339
Unamortized purchased gas adjustments        14,907                 -
Pension and postretirement benefit costs      7,175             7,559
Purchased gas costs                               -             3,092
Compensated absences                          6,295             6,045
Other                                         8,257             5,609
                                            -------------------------
Total Regulatory Assets                     $80,987           $64,644
                                            =========================

Regulatory Liabilities:
Unamortized investment tax credits          $ 6,267           $ 6,586
Unamortized purchased gas adjustments             -             8,956
Purchased gas costs                             936                 -
Other                                           287               260
                                            -------------------------
Total Regulatory Liabilities                $ 7,490           $15,802
                                            =========================

      On December 14, 1999 the MoPSC issued its report and order in the Company's 1999 rate case, in which the MoPSC approved a partial settlement reached earlier in the year by the parties on some issues. Under the partial settlement, the Company discontinued deferring certain costs for future recovery, as expenses associated with those specific areas are included in the newly approved rates. Previously deferred costs, of $10,529,000 and $2,064,000 are being recovered and amortized over fifteen-year and ten-year periods, respectively, without return on investment, effective with rates implemented December 27, 1999.

      Gas Stored Underground - Inventory of gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use at September 30, 2000 and 1999 was more than the LIFO cost by $31,747,000 and $15,450,000, respectively. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Company's Purchased Gas Adjustment Clause, actual gas costs are recovered in customer rates.

      Operating Revenues - The Company records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.

      Purchased Gas Adjustments and Deferred Account - Pursuant to the provisions of the Company's Purchased Gas Adjustment (PGA) Clause, increases and decreases in gas costs are passed on to its customers. The Company makes two scheduled PGA filings each year, one for the winter period and one for the summer. In addition, the Company may make one unscheduled adjustment during the winter if significant, unforeseen increases or decreases in gas costs occur. In order to better match customer billings with higher than anticipated natural gas prices, the Company also requested and received approval to implement a special unscheduled summer PGA filing allowing the Company to change rates charged to its customers effective July 15, 2000.
      The provisions of the PGA Clause also include the operation of the Gas Supply Incentive Plan, which has been approved, as modified, to extend through September 30, 2001. The Plan allows the Company to record income as part of a sharing mechanism related to utilization of the Company's gas supply assets, with certain amounts being passed on to the Company's customers. See Note 3 for more information on the operation of the Plan.
      The provisions of the PGA Clause also include the operation of the Price Stabilization Program. Under those provisions, the MoPSC authorized the Company to purchase financial instruments for the fiscal 1998 and fiscal 1999 heating seasons to protect the Company and its customers from unusually large winter period gas price increases. The costs of purchasing these instruments and financial gains derived from such activities are passed on to the Company's customers through the operation of its PGA Clause. Accordingly, there was no earnings impact as a result of the use of these financial instruments in fiscal 1998 and fiscal 1999. In July 1999, the MoPSC approved modifications to the PGA Clause with respect to the purchase of financial instruments for the fiscal 2000-2002 heating seasons. As modified, the Plan continues to provide significant price protection for the Company and its customers above a predetermined level, but it also has an additional opportunity to benefit from gains and cost reductions achieved under the program. During fiscal 2000, the Company recorded $27,000 pretax income under the provisions of the program. Due to market conditions, the Company notified the MoPSC on June 2, 2000, that it would not be participating in one of the program's provisions to share in gains achieved under the program with respect to financial instruments purchased for the fiscal 2001 heating season.
      Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA, amounts due to or from customers related to the operation of the Incentive Plan, and amounts related to the Price Stabilization Program are reflected as a deferred charge or credit until September 30, at which time the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.

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

      Accounting Changes - The Company has adopted Statement of Position
(SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by the American Institute of Certified Public Accountants (AICPA). SOP No. 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, including criteria for capitalization of certain costs. Its adoption in fiscal 2000 did not have a significant effect on the Company's financial position or results of operations.
      The Company also adopted Emerging Issues Task Force (EITF) 98-10, "Accounting for Energy Trading and Risk Management Activities." EITF 98-10 requires energy contracts associated with trading activities to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The fiscal 2000 adoption of EITF 98-10 had no effect on the Company's financial position or results of operations.
      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge accounting. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 133 would have been effective in fiscal 2000, however, its effective date was delayed until fiscal 2001 as a result of the issuance of SFAS No. 137. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement amends portions of SFAS No.
133. Among other things, SFAS No. 138 provides an exception for contracts intended for the normal purchase and normal sale of something other than a financial instrument or derivative instrument, for which physical delivery is probable. Some of the Company's gas supply and transportation contracts are derivative instruments as defined under SFAS No. 133; however, all of these contracts qualify for the normal purchases and normal sales exception provided by SFAS No. 138. The financial instruments purchased by Laclede under its Price Stabilization Program are derivative instruments under SFAS No. 133. These financial instruments are purchased as hedges against significant increases in the price of natural gas, as approved by the MoPSC, and are accounted for in accordance with the Company's Purchased Gas Adjustment Clause. The effect of the Company's adoption of these statements on October 1, 2000 did not have a significant impact on the Company's financial position and results of operations as of that date.


2.    Pension Plans and Other Postretirement Benefits

      The Company has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The Company's funding policy is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations.
      In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans and requires additional information on changes in the benefit obligations and fair values of plan assets. Restatement of disclosures for earlier periods provided for comparative purposes is required.

      Pension costs in 2000, 1999 and 1998 amounted to $(7,620,000), $(10,653,000) and $(3,345,000), respectively, including amounts recorded in construction.
      The net periodic pension costs (credits) include the following components:

(Thousands of Dollars)                     2000       1999        1998
----------------------------------------------------------------------
Service cost - benefits earned
   during the period                   $  9,281   $  9,909    $  8,866
Interest cost on projected
   benefit obligation                    14,714     14,355      14,327
Expected return on plan assets          (25,649)   (25,689)    (21,100)
Amortization of transition obligation      (716)      (760)       (826)
Amortization of prior service cost        1,024      1,082       1,143
Amortization of actuarial gain           (6,606)    (8,975)     (4,994)
Regulatory adjustment                       332       (575)       (761)
                                       -------------------------------
Net pension cost (credit)              $ (7,620)  $(10,653)   $ (3,345)
                                       ===============================

      The MoPSC ordered in the 1998 general rate case, effective October 27, 1998, certain pension costs to be recovered on a payment basis up to a $314,000 allowance, with the difference between actual payments and the allowance to be deferred. The allowance was previously $313,000 effective September 1, 1996. Such deferrals terminated July 31, 1999. In the 1999 rate case, the Commission authorized amounts deferred pursuant to the September 1, 1996 and October 27, 1998 allowances to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. The MoPSC also ordered in the 1998 rate case that, beginning July 1, 1998, the return on plan assets be based on the market value of plan assets. Previously, such calculations were based on a market-related value of plan assets, which method recognized certain gains and losses in assets over a three-year period. Also, beginning July 1, 1998, the unrecognized net gain or loss balances subject to amortization are based upon the most recent five-year average of the unrecognized gain or loss balance. Such methodology was implemented prospectively. Net gains and losses subject to amortization are amortized over a five-year period, as ordered by the MoPSC. Other variances in net pension costs are primarily attributable to actuarial and investment experience.
      The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands of Dollars)                                 2000        1999
-----------------------------------------------------------------------
Benefit obligation at beginning of year            $205,174    $237,938
Service cost                                          9,281       9,909
Interest cost                                        14,714      14,355
Plan amendments                                       3,112           -
Actuarial gain                                       (9,224)    (26,932)
Settlements                                         (13,899)    (20,929)
Gross benefits paid                                  (8,695)     (9,167)
                                                   --------------------
Benefit obligation at end of year                  $200,463    $205,174
                                                   ====================

      The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Company's consolidated balance sheets at September 30:

(Thousands of Dollars)                              2000          1999
----------------------------------------------------------------------
Fair value of plan assets at beginning of year  $310,158      $309,288
Actual return on plan assets                      14,895        22,428
Employer contributions                             5,361         8,538
Settlements                                      (13,899)      (20,929)
Gross benefits paid                               (8,695)       (9,167)
                                                ----------------------
Fair value of plan assets at end of year         307,820       310,158
                                                ----------------------

Funded status at end of year                     107,357       104,984
Unrecognized net actuarial gain                  (34,629)      (44,925)

Unrecognized prior service cost                   15,897        13,810
Unrecognized net transition asset                 (1,572)       (2,377)
Fourth quarter contribution adjustment                56            56
                                                ----------------------
Net amount recognized at end of year              87,109        71,548
                                                ======================


Amounts recognized in the consolidated
     balance sheets consist of:
Prepaid pension cost                              97,229        80,994
Accrued benefit liability                        (10,368)       (9,895)
Intangible asset                                     248           324
Accumulated other comprehensive income                 -           125
                                                ----------------------
Net amount recognized at end of year            $ 87,109      $ 71,548
                                                ======================

      The projected benefit obligation, which is based on a June 30 measurement date, was determined using a weighted average discount rate of 8.00% for 2000 and 7.50% for 1999, and a weighted average rate of future compensation increase of 4.25% for both 2000 and 1999. The effect of the above changes in pension assumptions was to decrease the projected benefit obligation by $10,472,000. The expected long-term rate of return on plan assets was 8.50% for both 2000 and 1999.
      The aggregate projected benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets were $55,925,000 and $37,701,000, respectively, for fiscal 2000 and $56,881,000 and $39,163,000, respectively, for fiscal 1999. The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $42,044,000 and $37,701,000, respectively, for fiscal 2000, and $3,944,000 and $0, respectively, for fiscal 1999.
      Pursuant to the provisions of the Company's pension plans, pension obligations may be settled by lump-sum cash payments. Settlements in 2000, 1999 and 1998 resulted in pretax gains of approximately $2,248,000, $1,641,000 and $3,771,000, respectively.
      The cost of the Company's defined contribution plans, which cover substantially all employees, amounted to $2,648,000, $2,480,000 and $2,304,000 for the years 2000, 1999 and 1998, respectively.
      The Company also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.
      Missouri state law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. The Company established Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities. The unrecognized transition obligation is being amortized over 20 years.
      Postretirement benefit costs in 2000, 1999 and 1998 amounted to approximately $5,962,000, $3,856,000 and $4,265,000, respectively, including amounts charged to construction.

      Net periodic postretirement benefit costs consisted of the following components:

(Thousands of Dollars)                     2000       1999       1998
---------------------------------------------------------------------
Service cost - benefits earned
  during the period                      $1,973     $1,959     $1,354
Interest cost on accumulated
  postretirement benefit
  obligation                              2,814      2,478      2,327
Expected return on plan assets             (574)      (431)      (337)
Amortization of transition
  obligation                              1,267      1,267      1,267
Amortization of prior service cost          365        365        365
Amortization of actuarial (gain)/loss        64         52     (1,151)
Regulatory adjustment                        53     (1,834)       440
                                         ----------------------------
Net postretirement benefit cost          $5,962     $3,856     $4,265
                                         ============================

      The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands of Dollars)                             2000         1999
--------------------------------------------------------------------
Benefit obligation at beginning of year         $35,843      $36,813
Service cost                                      1,973        1,959
Interest cost                                     2,814        2,478

Actuarial (gain)/loss                               527       (1,986)
Gross benefits paid                              (4,034)      (3,421)
                                                --------------------
Benefit obligation at end of year               $37,123      $35,843
                                                ====================

      The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Company's consolidated balance sheets at September 30:

(Thousands of Dollars)                             2000         1999
--------------------------------------------------------------------
Fair value of plan assets at beginning of year  $ 6,222     $  4,305
Actual return on plan assets                        298          211
Employer contributions                            5,380        5,127
Gross benefits paid                              (4,034)      (3,421)
                                                --------------------
Fair value of plan assets at end of year          7,866        6,222
                                                --------------------

Funded status at end of year                    (29,257)     (29,620)
Unrecognized net actuarial gain                    (286)      (1,026)
Unrecognized prior service cost                   3,204        3,569
Unrecognized net transition asset                16,446       17,713
                                                --------------------
Net amount recognized at end of year
     as postretirement benefit cost             $(9,893)    $ (9,364)
                                                ====================

      Assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5% for both 2000 and 1999, and for future years. A one-percentage-point increase or (decrease) in the assumed health care cost trend rate for each future year would have increased or (decreased) the aggregate of the service and interest cost components of the 2000 net periodic postretirement benefit cost by approximately $280,000 or $(260,000) and would have increased or (decreased) the postretirement benefit obligation by $1,340,000 or $(1,280,000). The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 8.00% for 2000 and 7.50% for 1999, and a weighted average rate of future compensation increase of 4.25% for both 2000 and 1999. These changes in assumptions decreased the postretirement benefit obligation by $1,399,000. The weighted average rate for the expected return on medical plan assets was 7.75% for both 2000 and 1999 and the weighted average rate for the expected return on life insurance plan assets was 8.50% for both 2000 and 1999.
      The 1998 rate case settlement provided for the deferral, net of any applicable tax effects, of the difference between the costs funded by the Company and a $3,825,000 allowance of annualized OPEB costs included in rates effective October 27, 1998. The allowance was previously $4,265,000 effective September 1, 1996. In the 1999 rate case settlement, the Commission authorized previously deferred costs to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. Deferrals ceased September 30, 1999 and all OPEB costs are being charged to expense.


3.    Incentive Plan and Off System Sales

      The MoPSC extended the Company's Gas Supply Incentive Plan with specific modifications effective for fiscal 2000. Under the modified Plan, the Company continued to share with its customers certain gains and losses related to the acquisition of gas supply assets. Effective October 1, 1999, Laclede is also permitted to retain all income resulting from sales made outside of its traditional service area. Under the provisions of the Plan during fiscal 2000, the Company and its customers shared as follows:

      - releases of pipeline capacity, of which 70% to 90% of the revenues are allocated to Laclede's customers and the balance is allocated to its shareholders
      - savings from discounts off of maximum pipeline transportation rates, of which the excess over a predetermined baseline of $13 million is allocated 70% to Laclede's customers and the balance to its shareholders
      - gains and losses as measured against a benchmark level of gas cost, of which 50% to 90%, depending on the change from a predetermined cost, is allocated to Laclede's customers and the balance to its shareholders, and
      - increases or decreases in costs related to changes in the mix of pipeline services, of which 70% is allocated to Laclede's customers and the balance to its shareholders.
      Under the provisions of the Plan during fiscal 1999 and fiscal 1998, the Company and its customers shared as follows:
      - sales of gas outside of the Company's traditional service area, of which 70% of the income was allocated to Laclede's customers and the balance was allocated to its shareholders
      - releases of pipeline capacity, of which 70% to 90% of the revenues were allocated to Laclede's customers and the balance to its shareholders
      - savings from discounts off of maximum pipeline transportation rates, of which 80% to 90% of the savings was allocated to Laclede's customers and the balance to its shareholders, and
      - gains and losses as measured against a benchmark level of gas cost, of which 50% was allocated to Laclede's customers and the balance to its shareholders.

      Incentive plan and off system sales revenues are included in the utility operating revenues line in the Company's financial statements. Expenses related to the incentive plan and off system sales are included in the natural and propane gas expense line in the financial statements. Results of the Plan and off system sales activities are set forth below:

(Thousands of Dollars)                    2000           1999         1998
--------------------------------------------------------------------------
Net Benefits to Customers
    and Shareholders                   $28,909        $28,362      $31,028
--------------------------------------------------------------------------
Shareholder Benefits:
Off System and
    Incentive Plan Revenues            $40,136        $16,217      $29,851
Off System and
    Incentive Plan Gas Expense          30,493         10,806       23,482
                                       -----------------------------------
Company Share - Pretax Income          $ 9,643        $ 5,411      $ 6,369
                                       ===================================

      On June 8, 2000, the MoPSC issued an order approving a recommendation made by the Company, staff of the MoPSC and other parties to extend the Plan as modified for another year. As a result, the term of the Plan now runs through September 30, 2001. The parties who recommended an extension of the Gas Supply Incentive Plan also agreed to cooperate on the development of a mutually acceptable multi-year incentive plan that includes a fixed price mechanism for implementation once the current plan expires. As modified, total pretax income derived from all sharing provisions of the Plan, excluding income generated by sales outside the Company's service area, cannot exceed $9.0 million for fiscal 2001. Of that amount, pretax income derived from sharing gains and losses as measured against a benchmark level of gas costs cannot exceed $5.3 million. While previous results of the Plan and off system sales may not be representative of fiscal 2001 results due to modifications and the seasonal and volatile nature of such efforts, the Company believes that both the Company and its customers will continue to benefit.


4.    Common Stock and Paid-in Capital

      No additional common stock shares were issued in fiscal 2000. During 1999, the Company issued 1,250,000 shares of common stock through a public offering. The net proceeds of the offering, after deducting discount and expenses, were $24.1 million.
      Paid-in capital increased $9,000 in 2000 due to gains recorded on reacquired preferred stock. The $22,860,000 increase in paid-in capital in 1999 was due to the sale of common stock in the above-mentioned 1999 public offering.
      Total shares of common stock outstanding were 18,877,987 at September 30, 2000 and September 30, 1999.
      On March 14, 1996, the Company declared a dividend of one Common Share Purchase Right for each outstanding share of common stock as of May 1, 1996, each of which common share purchase rights gives the Rightholder the right to purchase one common share for a purchase price of $60, subject to adjustment. The rights expire on May 1, 2006, and may be redeemed by the Company for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock, until ten days after a person or group acquires or obtains the right to acquire 20% or more of the common stock, or commences or announces its intention to commence a tender or exchange offer for 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, at the purchase price, the number of shares equal to the purchase price (initially $60 per share) divided by one-half of the market price. Alternatively, the Company may exchange each Right for one share of Company common stock. A total of 18,877,987 rights were outstanding at September 30, 2000.

5.    Redeemable Preferred Stock

      The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Board of Directors. The redemption price is equal to par of $25.00 a share.
      During 2000, 5,808 shares of 5% Series B preferred stock and 3 shares of 4.56% Series C preferred stock were reacquired; in 1999, 70 shares of 5% Series B preferred stock were reacquired.
      Any default in a sinking fund payment must be cured before the Company may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the five years subsequent to September 30, 2000 are:
2001, $50,300; 2002-2005, $160,000 per year.


6.    Long-Term Debt

      Maturities or sinking fund requirements on long-term debt for the five fiscal years subsequent to September 30, 2000 are as follows: 2001-2002, none; 2003, $25 million; 2004, none; 2005, $25 million.
      On June 29, 2000, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 relative to the sale of up to $350 million of first mortgage bonds, debt securities and common stock. On August 10, 2000 the MoPSC provided authorization to issue debt and equity up to this amount.
      On September 21, 2000, the Company issued $30 million of first mortgage bonds under this authorization with an interest rate of 7.90%, at an overall cost to the Company of 7.987%. The bonds were dated September 15, 2000 and mature September 15, 2030. The proceeds were used to repay short-term debt. The amount, timing and type of financing remaining to be issued under this shelf registration will depend on cash requirements and market conditions.
      On April 8, 1999 the Company received approval from the MoPSC for a two-year extension, to April 21, 2001, of its previously granted authority to sell additional first mortgage bonds. The original authorization was for $100 million of first mortgage bonds of which $75 million had already been issued and sold. On June 2, 1999, the Company issued the remaining $25 million of first mortgage bonds with an interest rate of 7%, at an overall cost to the Company of 7.04%. The proceeds were used to repay short-term debt.
      On May 15, 1998, the Company redeemed, at its first opportunity, $25 million of 9-5/8% first mortgage bonds due May 15, 2013. The funds for this redemption were supplied by short-term borrowing agreements.
      Substantially all of the Company's utility plant is subject to the liens of its mortgage.
      The Company's mortgage contains provisions which restrict retained earnings from declaration or payment of cash dividends. As of September 30, 2000, all of the Company's consolidated retained earnings were free from such restrictions.

7.    Fair Value of Financial Instruments

      The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2000 and 1999 are as follows:

                                               Carrying            Fair
(Thousands of Dollars)                          Amount            Value
-----------------------------------------------------------------------
2000:
Cash and cash equivalents                     $  4,215         $  4,215
Short-term debt                                127,000          127,000
Long-term debt                                 234,408          233,676
Redeemable preferred stock                       1,813            1,640

1999:
Cash and cash equivalents                     $  9,352         $  9,352
Short-term debt                                 84,700           84,700
Long-term debt                                 204,323          201,659
Redeemable preferred stock                       1,958            1,812
Non-utility financial instruments                  131               86

      The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt and preferred stock is estimated based on market prices for similar issues. The fair value of non-utility financial instruments reflects trading prices at September 30, 1999.

8.    Income Taxes

      Net provisions for income taxes were charged during the years ended September 30, 2000, 1999 and 1998 as shown on the Schedule of Income Taxes. The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:


                                              2000       1999      1998
-----------------------------------------------------------------------
Federal income tax statutory rate             35.0%      35.0%     35.0%
State and local income taxes,
   net of federal income tax benefits          3.6        3.4       3.7
Certain expenses capitalized on books
   and deducted on tax return                 (2.5)      (3.2)     (2.0)
Taxes related to prior years                    .2         .5      (1.2)
Other items - net                             (1.1)       (.2)       .1
                                              -------------------------
Effective income tax rate                     35.2%      35.5%     35.6%
                                              =========================

      The significant items comprising the Company's net deferred tax liability recognized in the consolidated balance sheets as of September 30 are as follows:

(Thousands of Dollars)                           2000              1999
-----------------------------------------------------------------------
Deferred tax assets:
   Reserves not currently deductible         $ 18,100          $ 16,777
   Deferred gas cost                                -             3,679
   Unamortized investment tax credits           3,946             4,147

   Other                                        2,779             2,339
                                             --------------------------
     Total deferred tax assets                 24,825            26,942
                                             --------------------------

Deferred tax liabilities:
   Relating to utility property               107,604           102,870
   Pension                                     36,384            30,196
   Deferred gas costs                           4,598                 -
   Other                                        8,698             8,416
                                             --------------------------
     Total deferred tax liabilities           157,284           141,482
                                             --------------------------

Net deferred tax liability                    132,459           114,540
Net deferred tax asset - current                2,485            10,216
                                             --------------------------
Net deferred tax liability - non-current     $134,944          $124,756
                                             ==========================



9.    Notes Payable and Credit Agreements

      In January 2000, the Company renewed three lines of bank credit under which it may borrow up to an aggregate of $30 million prior to January 31, 2001, with repayment of any loans outstanding on that date permitted from April 30, 2001 to June 30, 2001. The borrowings may be repaid at any time without penalty. This, along with $160 million of supplemental lines of credit, provided the Company total lines of credit of up to $190 million for fiscal year 2000. At this writing, the Company has aggregate lines of credit totaling $210 million.
      Alternatively, the Company has an agreement for the issuance of commercial paper which is supported by the bank lines of credit. During fiscal year 2000, the Company's short-term borrowing requirements, which peaked at $158.2 million, were met by the sale of commercial paper. The Company had $127.0 million in commercial paper outstanding as of September 30, 2000 at a weighted average interest rate of 6.6%, and $84.7 million outstanding as of September 30, 1999 at a weighted average interest rate of 5.4%.


10.   Other Income and Income Deductions - Net

(Thousands of Dollars)                 2000           1999         1998
-----------------------------------------------------------------------
Investment Losses                    $    -        $(3,409)      $    -
Gains on Sale of Property                 -          2,275            -
Allowance for Funds
     Used During Construction           397            739          609
Other Income                          1,209          1,530        1,346
Other Income Deductions                (844)        (1,338)        (672)
                                     ----------------------------------
Other Income and
     Income Deductions - Net         $  762        $  (203)      $1,283
                                     ==================================

      In fiscal 1999, the Company recorded a $3.2 million pretax investment loss. This non-recurring loss resulted from the Company's minority participation in Clark Enterprises, an entity comprised of a group of civic-minded St. Louis firms that owned the St. Louis Blues Hockey team and also financed and operated the Kiel Center in downtown St. Louis, the sale of which was negotiated and completed during September 1999.
      A pretax gain of $1.9 million was recognized in fiscal 1999 by the Company's wholly-owned subsidiary, Laclede Development Company, on the November 1998 sale of property known as Centre Park 40. Laclede Development Company owned its interest in Centre Park 40 though a real estate partnership.


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


                                        All Other
(Thousands of Dollars)   Gas Utility (Non-Utility) Eliminations Consolidated
----------------------------------------------------------------------------
Fiscal 2000
Operating revenues          $531,152      $34,976      $      -     $566,128
Depreciation & amortization   24,774            -             -       24,774
Interest charges              24,326            -          (318)      24,008
Income tax expense            13,755          350             -       14,105
Net income                    25,474          491             -       25,965
Total assets                 928,298       18,324       (14,882)     931,740
Construction expenditures     51,635            -             -       51,635


Fiscal 1999
Operating revenues          $473,710      $17,608      $      -     $491,318
Depreciation & amortization   21,490            -             -       21,490
Interest charges              20,593            -             -       20,593
Income tax expense            13,670          691             -       14,361
Net income                    25,012        1,050             -       26,062
Total assets                 831,036       13,774        (7,146)     837,664
Construction expenditures     48,698            7             -       48,705

Fiscal 1998
Operating revenues          $548,192      $13,651      $      -     $561,843
Depreciation & amortization   25,310            -             -       25,310
Interest charges              21,270            -             -       21,270
Income tax expense            15,019          422             -       15,441
Net income                    27,201          691             -       27,892
Total assets                 774,167       10,298        (7,174)     777,291
Construction expenditures     47,254          185             -       47,439

12.   Commitments and Contingencies

      The Company estimates fiscal year 2001 utility construction expenditures at $40 million. The lease agreement covering the Company's general office space extends through February 2005 with options to renew for up to 15 additional years. The aggregate rental expense for fiscal years 2000, 1999 and 1998 was $821,000, $812,000 and $803,000, respectively. The annual minimum rental payment for fiscal year 2001 is anticipated to be approximately $830,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal 2005. The Company has other rental arrangements that provide for minimum rental payments that are relatively minor. The Company has entered into various contracts, which in the aggregate require it to pay approximately $76 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the Purchased Gas Adjustment Clause of the Company's tariff. The contracts have various expiration dates ranging from 2001 to 2005.
      A consolidated subsidiary is a general partner in an unconsolidated partnership, which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.6 million incurred in connection with various real estate ventures. The Company has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. The Company further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
      Laclede Pipeline Company, Laclede Gas Company's wholly-owned subsidiary, operates a propane pipeline that connects Laclede Gas Company's propane storage facilities in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. In June 1999, Laclede Pipeline Company purchased from Phillips Pipe Line Company for approximately $1.4 million a section of existing propane pipeline, which completed Laclede Gas Company's control of all facets of its propane peak shaving assets allowing greater access to supply markets. Laclede Gas Company vaporizes the propane to supplement its natural gas supply and meet the peak demands on the distribution system. Laclede Pipeline Company's previous contract arrangement with Phillips Petroleum Company, to provide transportation of propane on an annual basis and that expired on March 31, 1999, is no longer needed.
      The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.
      In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. With regard to the Company's former manufactured gas plant site located in Shrewsbury, Missouri, the Company and the state and federal environmental regulatory agencies have agreed upon the actions needed at this site. Those actions are nearing completion. In the course of recent site grading called for by the agreement, some site materials that proved to be manufactured gas wastes were released into an adjacent stream. The release was contained and appropriate authorities notified. The Company is dealing with this development as part of the remaining work being done at the site. The Company currently estimates the overall costs of these actions will be approximately $1,521,000. As of September 30, 2000, the Company has paid $1,000,000 and reserved $521,000 for these actions. If the regulatory agencies require any additional actions, Laclede will incur additional costs.
      The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri into the Missouri Voluntary Cleanup Program (VCP). Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. The Missouri Department of Natural Resources (MoDNR) accepted the Company's VCP application. Acceptance provides opportunities to minimize costs of remediation while maximizing possibilities for site development. The Company submitted a site characterization report (SCR) to MoDNR on June 25, 1999. The SCR was accepted subject to the Company's development of a Remedial Action Plan
(RAP) due MoDNR in early calendar year 2001. The RAP will include plans to continue to monitor groundwater. Surface water sampling and the performance of other remedial measures will likely occur during site redevelopment. The Company will continue to inform MoDNR of site development possibilities as well. The Company currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $528,000. Currently, the Company has paid $438,000 and reserved an additional $90,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed the Company to date for $150,000. The Company anticipates additional reimbursement from this party of approximately $39,000. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.
      While the scope of costs relative to the site in Shrewsbury will not be significant, the scope of costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers have agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage will not have any significant impact on the Company. With regard to the City of St. Louis site, since the scope of costs relative to this site are unknown and may be material, the denial of coverage may have a material impact on the Company.
      Previously, the MoPSC approved the Company's use of a cost deferral mechanism for these costs. Deferral of such costs terminated July 31, 1999. The Commission authorized previously deferred costs to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. Any subsequent costs are being charged to expense, the effects of which are offset, more or less, by a predetermined level of costs included in the new rates.
      On October 26, 2000, the Company announced its intention, subject to receipt of the necessary approvals, to reorganize its corporate structure to form a holding company known as The Laclede Group, Inc. As a result of the reorganization, The Laclede Group, Inc. would become a holding company under the Public Utility Holding Company Act of 1935 but would be exempt from all provisions of the Act except Section 9(a)(2) thereof. Laclede Gas is taking the necessary steps to obtain regulatory and shareholder approvals and filed a registration statement on Form S-4 with the Securities and Exchange Commission on October 27, 2000. Under the new structure, Laclede Gas Company as the regulated utility, and the subsidiaries it currently holds, would become subsidiaries of The Laclede Group, Inc. Even after forming a holding company, the profile of Laclede Gas' regulated distribution business is expected to remain substantially the same. At the January 25, 2001 annual meeting, shareholders of record on December 11, 2000 will vote on this proposal.
      In October 1999, the staff of the MoPSC recommended that the Company credit ratepayers with $2.5 million of pretax income the Company had realized in fiscal 1997 and fiscal 1998 in connection with its treatment of a gas supply contract under the operation of the Company's Gas Supply

Incentive Plan. On August 1, 2000, the MoPSC issued its report and order in which it rejected staff's proposal and determined that no adjustment should be made to the amounts retained by the Company under its Gas Supply Incentive Plan.
      On October 30, 1998, the MoPSC issued an order opening a docket addressing the adequacy of Laclede's copper service line replacement program. On February 18, 2000, the staff of the MoPSC, the office of Public Counsel in the State of Missouri and the Company filed a joint settlement setting forth a replacement schedule recommendation. Such settlement was approved by the MoPSC on May 18, 2000. The Company currently has completed one phase and continues to proceed in compliance with the approved program. Costs associated with the program are either being deferred through a deferral mechanism approved by the MoPSC or capitalized through the normal course of business. One lawsuit involving a claim for wrongful death and punitive damages has been settled, the effect of which is not significant and has been fully provided for in the current year.
      In January 2000, Laclede Energy Resources, Inc., (LER) finalized a multi-year arrangement with UtiliCorp United, Inc. (UtiliCorp) to provide a significant portion of the gas supply for a natural gas fired power plant currently under construction in Pleasant Hill, Missouri. The four-year agreement is scheduled to go into effect June 1, 2001. LER will provide UtiliCorp with up to 5 billion cubic feet of natural gas annually - the equivalent of about 5% of the annual sendout of Laclede Gas Company in a normal year - and will manage fluctuations in UtiliCorp's gas-purchase requirements on an as-needed basis to satisfy summer power needs.
      The Company is involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.


13.   Interim Financial Information (Unaudited)
      In the opinion of the Company, the quarterly information presented in the Schedule of Interim Financial Information for fiscal years 2000 and 1999 includes all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis reflect the seasonal nature of the Company's business.




Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure


There have been no disagreements on accounting and financial disclosure with the Company's outside auditors which are required to be disclosed.

                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

The information concerning directors required by this item is set forth on pages 14 through 16 in the Company's proxy statement dated December 15, 2000 and is incorporated herein by reference.

The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this item is set forth on pages 17 through 26 in the Company's proxy statement dated December 15, 2000 and is incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation", "Performance Graph", and "Audit Committee Report" on pages 21 through 25 of such proxy statement is expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth on page 16 in the Company's proxy statement dated December 15, 2000 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

There were no transactions required to be disclosed pursuant to this item.

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a) 1.  Consolidated Financial Statements:                   2000 10-K Page

        For Years Ended September 30, 2000, 1999, and 1998:
          Statements of Consolidated Income                        25
          Statements of Consolidated Retained Earnings             26
          Statements of Consolidated Comprehensive Income          26
          Statements of Consolidated Cash Flows                    30
          Schedule of Income Taxes                                 31
        As of September 30, 2000 & 1999:
          Consolidated Balance Sheets                           27-28
          Statements of Consolidated Capitalization                29
        For Years Ended 2000 & 1999:
          Schedule of Interim Financial Information                32
        Notes to Financial Statements                           33-48
        Independent Auditors' Report                               23
        Management Report                                          24

    2.  Supplemental Schedules

        II - Reserves                                              55

        Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.  Exhibits

        Incorporated herein by reference to Index to Exhibits, page 56.

Management contracts and compensatory plans or arrangements listed in the Index to Exhibits required to be filed as exhibits to this form pursuant to
Item 14(c) of this report:

Exhibit No.   Description

10.01     -   Incentive Compensation Plan of the Company, as
              amended.
10.01a    -   Amendment adopted by the Board of Directors on
              July 26, 1990 to the Incentive Compensation Plan.
10.01b    -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan.
10.01c    -   Amendments to Laclede Gas Company Incentive
              Compensation Plan, effective January 26, 1995.
10.02     -   Senior Officers' Life Insurance Program of the
              Company, as amended.
10.02a    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on June 27, 1991
              amending the Senior Officers' Life Insurance Program.
10.02b    -   Certified copy of resolutions of the Company's
              Board of Directors adopted on January 28, 1993
              amending the Senior Officers' Life Insurance Program.
10.03     -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990, as amended.

10.03a    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              by the Board of Directors on September 27, 1990.
10.03b    -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management
              Employees.
10.03c    -   Amendment to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              January 10, 1994.
10.03d    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              July 29, 1994.
10.03e    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              February 21, 1995.
10.03f    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              March 7, 1995.
10.03g    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              September 11, 1995.
10.03h    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees dated
              August 14, 1996.
10.03i    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              December 19, 1996.
10.03j    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              February 7, 1997.
10.03k    -   Amendments to the Employees' Retirement Plan of
              Laclede Gas Company - Management Employees adopted
              October 1, 2000.
10.04     -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25,
              1991.
10.05     -   Laclede Gas Company Salary Deferral Savings Plan,
              as amended through February 27, 1992.
10.05a    -   Amendment to the Company's Salary Deferral Savings
              Plan, effective January 31, 1992, adopted by the
              Board of Directors on August 27, 1992.
10.05b    -   Amendment to the Company's Salary Deferral Savings
              Plan dated January 10, 1994.
10.05c    -   Amendments to the Company's Salary Deferral
              Savings Plan, dated July 29, 1994.
10.05d    -   Amendments to the Company's Salary Deferral
              Savings Plan effective August 1, 1994 adopted by
              the Board of Directors on August 25, 1994.
10.05e    -   Amendments to the Company's Salary Deferral
              Savings Plan dated September 27, 1994.
10.05f    -   Amendments to the Company's Salary Deferral
              Savings Plan dated February 21, 1995.
10.05g    -   Amendments to the Company's Salary Deferral
              Savings Plan dated March 7, 1995.
10.05h    -   Amendments to the Company's Salary Deferral
              Savings Plan dated June 26, 1995.
10.05i    -   Amendments to the Company's Salary Deferral
              Savings Plan dated August 3, 1995.
10.05j    -   Amendments to the Company's Salary Deferral
              Savings Plan adopted April 21, 1997.

10.05k    -   Amendments to the Company's Salary Deferral
              Savings Plan adopted October 5, 1998.
10.05l    -   Amendments to the Company's Salary Deferral
              Savings Plan adopted with the following effective dates:
              October 1, 2000, November 1, 2000, February 3, 1997,
              August 1, 2000.
10.06     -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981.
10.06a    -   First Amendment to the Company's Deferred
              Compensation Plan for Non-Employee Directors,
              adopted by the Board of Directors on July 26,
              1990.
10.06b    -   Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the
              Board of Directors on August 27, 1992.
10.08     -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985.
10.08a    -   First Amendment to Retirement Plan for the
              Company's Non-Employee Directors, adopted by the
              Board of Directors on July 26, 1990.
10.08b    -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on
              January 23, 1992.
10.09     -   Salient Features of the Laclede Gas Company
              Deferred Income Plan for Directors and Selected
              Executives, including amendments adopted by the
              Board of Directors on July 26, 1990.
10.09a    -   Amendment to the Company's Deferred Income Plan
              for Directors and Selected Executives, adopted by
              the Board of Directors on August 27, 1992.
10.10     -   Form of Indemnification Agreement between the
              Company and its Directors and Officers.
10.11     -   Laclede Gas Company Management Continuity
              Protection Plan, as amended, effective at the
              close of business on January 27, 1994, by the
              Board of Directors.
10.12     -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990.
10.12a    -   Extension and amendment of the Laclede Gas Company
              Restricted Stock Plan for Non-Employee Directors
              adopted by the Board of Directors on November 17,
              1994.
10.12b    -   Amendment to the Laclede Gas Company Restricted Stock
              Plan for Non-Employee Directors adopted August 14,
              1998.
10.12c    -   Amendment to the Laclede Gas Company Restricted Stock
              Plan for Non-Employee Directors adopted December 16,
              1999.
10.14     -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives
              adopted by the Board of Directors on September 23, 1993.
10.21     -   Severance Benefits Agreement dated as of July 31, 2000
              between Laclede Gas Company and D.H. Yaeger.

(b) The Company filed three reports on Form 8-K during the last quarter of fiscal year 2000.

    On September 27, 2000 the Company filed an 8-K reporting the sale of $30 million principal amount of its first mortgage bonds, 7.90% Series due September 15, 2030 to A. G. Edwards & Sons, Inc., the underwriter. The bonds were issued under its mortgage and deed of trust, dated as of September 15, 2000. The bonds were registered under a universal shelf registration statement on Form S-3 (File No. 333-40362), which was filed on June 29, 2000 and declared effective on July 24, 2000. Copies of the underwriting agreement and the Twenty-Fifth Supplemental Indenture were filed as exhibits to the Form 8-K.

     On September 20, 2000, the Company reported on Form 8-K that some site materials were released into an adjacent stream in the course of site grading. The materials included concentrations of manufactured gas wastes.

     On September 14, 2000, the Company reported on Form 8-K the order of the Missouri Public Service Commission rejecting its Staff's recommendation that the Company credit ratepayers with $2.5 million of pretax income that it realized in fiscal 1997 and 1998 in connection with the treatment of a gas supply contract under its Gas Supply Incentive Plan. The Form 8-K also reported the MoPSC's approval of a joint settlement recommendation in the docket addressing the adequacy of the Company's copper gas service line replacement program and the Company's continued compliance with the approved program, the costs of which are either being deferred through a MoPSC approved deferral mechanism or capitalized. It reported that one lawsuit involving a claim for wrongful death and punitive damages relative to a copper gas service line remains pending. The report also indicated that the Company entered into a Stipulation and Agreement with the staff of the MoPSC and the Office of Public Council that would allow the Company to exercise its discretion as to the amount of coverage to obtain under its Price Stabilization Program, but would not result in increased funding. At that time, the MoPSC had not yet approved that agreement.


(c) Incorporated herein by reference to Index to Exhibits, page 56.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LACLEDE GAS COMPANY


December 13, 2000                      By    Gerald T. McNeive, Jr.
                                             Gerald T. McNeive, Jr.
                                             Senior Vice President - Finance
                                             and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                      Title

12/13/00          Douglas H. Yaeger           Chairman of the Board,
                  Douglas H. Yaeger           President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)

12/13/00          Gerald T. McNeive, Jr.      Senior Vice President -
                  Gerald T. McNeive, Jr.      Finance & General Counsel
                                              (Principal Financial and
                                              Accounting Officer)

12/13/00          Andrew B. Craig, III        Director
                  Andrew B. Craig, III

12/13/00          Henry Givens, Jr.           Director
                  Henry Givens, Jr.

12/13/00          C. Ray Holman               Director
                  C. Ray Holman

12/13/00          Robert C. Jaudes            Director
                  Robert C. Jaudes

12/13/00          Mary Ann Van Lokeren        Director
                  Mary Ann Van Lokeren

12/13/00          W. Stephen Maritz           Director
                  W. Stephen Maritz

12/13/00          William E. Nasser           Director
                  William E. Nasser

12/13/00          Robert P. Stupp             Director
                  Robert P. Stupp

12/13/00          H. Edwin Trusheim           Director
                  H. Edwin Trusheim

                                   SCHEDULE II
                    LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                                    RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

---------------------------------------------------------------------------
COLUMN A           COLUMN B       COLUMN C          COLUMN D       COLUMN E
                 BALANCE AT   ADDITIONS CHARGED   DEDUCTIONS        BALANCE
                  BEGINNING       TO    TO OTHER        FROM       AT CLOSE
DESCRIPTION       OF PERIOD   INCOME    ACCOUNTS    RESERVES      OF PERIOD
---------------------------------------------------------------------------
                                    (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 2000:
DOUBTFUL ACCOUNTS     $ 6,241   $4,493     $4,305 (a) $ 8,981 (b)  $ 6,058
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,700   $1,825     $    -     $ 2,211 (c)  $ 3,314
 Deferred compensation  9,184    1,292          -         862        9,614
                      ----------------------------------------------------
              TOTAL   $12,884   $3,117     $    -     $ 3,073      $12,928
                      ====================================================

YEAR ENDED
SEPTEMBER 30, 1999:
DOUBTFUL ACCOUNTS     $ 5,650   $6,062     $4,184 (a) $ 9,655 (b)  $ 6,241
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 3,366   $2,125     $    -     $ 1,791 (c)  $ 3,700
 Deferred compensation  8,924    1,242          -         982        9,184
                      ----------------------------------------------------
              TOTAL   $12,290   $3,367     $    -     $ 2,773      $12,884
                      ====================================================

YEAR ENDED
SEPTEMBER 30, 1998:
DOUBTFUL ACCOUNTS     $ 8,051   $5,312     $4,214 (a) $11,927 (b)  $ 5,650
                      ====================================================
MISCELLANEOUS:
 Injuries and
 property damage      $ 4,227   $  935     $    -     $ 1,796 (c)  $ 3,366
 Deferred compensation  8,475    1,290          -         841        8,924
                      ----------------------------------------------------
              TOTAL   $12,702   $2,225     $    -     $ 2,637      $12,290
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
4.01*     -   Mortgage and Deed of Trust, dated as of February 1,
              1945; filed as Exhibit 7-A to Registration Statement
              No. 2-5586.
4.02*     -   Fourteenth Supplemental Indenture, dated as of
              October 26, 1976; filed on June 26, 1979 as Exhibit b-4
              to Registration Statement No. 2-64857.
4.03*     -   Seventeenth Supplemental Indenture, dated as of May 15,
              1988; filed as Exhibit 28(a) to the Registration
              Statement No. 33-38413.
4.04*     -   Eighteenth Supplemental Indenture, dated as of
              November 15, 1989; filed as Exhibit 28(b) to the
              Registration Statement No. 33-38413.
4.05*     -   Nineteenth Supplemental Indenture, dated as of May 15, 1991;
              filed on May 16, 1991 as Exhibit 4.01 to the Company's Form
              8-K (File No. 1-1822).
4.06*     -   Twentieth Supplemental Indenture, dated as of November 1,1992;

              filed on November 4, 1992 as Exhibit 4.01 to the Company's
              Form 8-K (File No. 1-1822).
4.07*     -   Twenty-First Supplemental Indenture, dated as of May 1, 1993;
              filed on May 13, 1993 as Exhibit 4.01 to the Company's Form
              8-K (File No. 1-1822).
4.08*     -   Twenty-Second Supplemental Indenture dated as of
              November 15, 1995; filed on December 8, 1995 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.09*     -   Twenty-Third Supplemental Indenture dated as of
              October 15, 1997; filed on November 6, 1997 as Exhibit
              4.01 to the Company's Form 8-K (File No. 1-1822).
4.10*     -   Twenty-Fourth Supplemental Indenture dated as of June 1,1999, filed on June 4, 1999 as Exhibit 4.01 to the Company's Form
              8-K (File No. 1-1822).
4.11*     -   Laclede Gas Company Board of Directors' Resolution dated
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

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

4.12h*    -   Amendments to the Company's Wage Deferral Savings Plan
              adopted April 21, 1997; filed as Exhibit 4.2 to the
              Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
4.12i*    -   Amendments to the Company's Wage Deferral Savings Plan adopted
              October 5, 1998; filed as Exhibit 4 to the Company's 10-Q for the fiscal quarter ended December 31, 1998 (File No. 1-1822).
4.12j     -   Amendments to the Company's Wage Deferral Savings Plan with the following effective dates: August 1, 2000, November 1,
              2000, August 1, 1997.
4.13*     -   Missouri Natural Gas Division of the Laclede Gas Company
              Dual Savings Plan incorporating amendments through
              December 12, 1990; filed as Exhibit 4.01 to the
              Company's 10-Q for the fiscal quarter ended December 31,
              1990 (File No. 1-1822).
4.13a*    -   Amendment to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan effective
              April 11, 1993, adopted by the Board of Directors on
              August 26, 1993; filed as Exhibit 4.10a to the Company's
              10-K for the fiscal year ended September 30, 1993 (File
              No. 1-1822).
4.13b*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated July 29,
              1994; filed as Exhibit 4.10b to the Company's 10-K for
              the fiscal year ended September 30, 1994 (File No.
              1-1822).
4.13c*    -   Amendment dated October 27, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual Savings
              Plan; filed as Exhibit 4.1 to the Company's 10-Q for the
              fiscal quarter ended December 31, 1994 (File No. 1-1822).
4.13d*    -   Amendment dated November 21, 1994 to the Missouri
              Natural Gas Division of Laclede Gas Company Dual Savings
              Plan; filed as Exhibit 4.2 to the Company's 10-Q for the
              fiscal quarter ended December 31, 1994 (File No. 1-1822).
4.13e*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated February 21,
              1995; filed as Exhibit 4.3 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
4.13f*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated March 7,
              1995; filed as Exhibit 4.4 to the Company's 10-Q for the
              fiscal quarter ended March 31, 1995 (File No. 1-1822).
4.13g*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted by the
              Board of Directors on May 25, 1995; filed as Exhibit 4.2
              to the Company's 10-Q for the fiscal quarter ended
              June 30, 1995 (File No. 1-1822).
4.13h*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated June 26,
              1995; filed as Exhibit 4.3 to the Company's 10-Q for the fiscal quarter ended June 30, 1995 (File No. 1-1822).


   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

4.13i*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan dated August 3,
              1995; filed as Exhibit 4.10i to the Company's 10-K for
              the fiscal year ended September 30, 1995 (File No.
              1-1822).
4.13j*    -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted April 21,
              1997; filed as Exhibit 4.3 to the Company's 10-Q for the
              fiscal quarter ended June 30, 1997 (File No. 1-1822).
4.13k     -   Amendments to the Missouri Natural Gas Division of
              Laclede Gas Company Dual Savings Plan adopted November 1,
              2000.
4.14*     -   Rights Agreement dated as of April 3, 1996; filed on
              April 3, 1996 as Exhibit 1 to the Company's Form 8-A
              (File No. 1-1822).
10.01*    -   Incentive Compensation Plan of the Company, as amended;
              filed as Exhibit 10.03 to the Company's 10-K for the
              fiscal year ended September 30, 1989 (File No. 1-1822).
10.01a*   -   Amendment adopted by the Board of Directors on July 26,
              1990 to the Incentive Compensation Plan; filed as
              Exhibit 10.02a to the Company's 10-K for the fiscal
              year ended September 30, 1990 (File No. 1-1822).
10.01b*   -   Amendments adopted by the Board of Directors on
              August 23, 1990 to the Incentive Compensation Plan;
              filed as Exhibit 10.02b to the Company's 10-K for the
              fiscal year ended September 30, 1990 (File No. 1-1822).
10.01c*   -   Amendments to the Company's Incentive Compensation
              Plan, effective January 26, 1995; filed as Exhibit 10.3
              to the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
10.02*    -   Senior Officers' Life Insurance Program of the Company,
              as amended; filed as Exhibit 10.03 to the Company's 10-K
              for the fiscal year ended September 30, 1990 (File
              No. 1-1822).
10.02a*   -   Certified copy of resolutions of the Company's Board of
              Directors adopted on June 27, 1991 amending the Senior
              Officers' Life Insurance Program; filed as Exhibit 10.01
              to the Company's 10-Q for the fiscal quarter ended
              June 30, 1991 (File No. 1-1822).
10.02b*   -   Certified copy of resolutions of the Company's Board of
              Directors adopted on January 28, 1993 amending the
              Senior Officers' Life Insurance Program; filed as
              Exhibit 10.03 to the Company's 10-Q for the fiscal
              quarter ended March 31, 1993 (File No. 1-1822).
10.03*    -   Employees' Retirement Plan of Laclede Gas Company -
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

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.03j*   -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees adopted February 7,
              1997; filed as Exhibit 10.01 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1997 (File No.
              1-1822).
10.03k    -   Amendment to the Employees' Retirement Plan of Laclede
              Gas Company - Management Employees adopted October 1, 2000.
10.04*    -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25, 1991;
              filed as Exhibit 10.05 to the Company's 10-K for the
              fiscal year ended September 30, 1991 (File No. 1-1822).
10.04a*   -   Trust Agreement with Boatmen's Trust Company, dated
              September 4, 1990; filed as Exhibit 10.05c to the
              Company's 10-K for the fiscal year ended September 30,
              1990 (File No. 1-1822).
10.04b*   -   First Amendment to Laclede Gas Company Trust Agreement
              dated as of September 4, 1990, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit
              10.05b to the Company's 10-K for the fiscal year ended
              September 30, 1993 (File No. 1-1822).
10.04c*   -   Amendment (effective as of January 15, 1998) to Laclede
              Gas Company Trust Agreement (dated as of September 4,
              1990) relating to the Laclede Gas Company Supplemental
              Retirement Plan; filed as Exhibit 10.01 to the Company's
              10-Q for the fiscal quarter ended June 30, 1998 (File No.
              1-1822).
10.05*    -   Laclede Gas Company Salary Deferral Savings Plan, as
              amended through February 27, 1992; filed as Exhibit
              10.08 to the Company's 10-Q for the fiscal quarter ended
              March 31, 1992 (File No. 1-1822).
10.05a*   -   Amendment to the Company's Salary Deferral Savings Plan,
              effective January 31, 1992, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 10.08a to
              the Company's 10-K for the fiscal year ended
              September 30, 1992 (File No. 1-1822).
10.05b*   -   Amendment to the Company's Salary Deferral Savings Plan
              dated January 10, 1994; filed as Exhibit 10.02 to the
              Company's 10-Q for the fiscal quarter ended December 31,
              1993 (File No. 1-1822).
10.05c*   -   Amendments to the Company's Salary Deferral Savings
              Plan, dated July 29, 1994; filed as Exhibit 10.05c to
              the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.05d*   -   Amendments to the Company's Salary Deferral Savings Plan
              effective August 1, 1994 adopted by the Board of
              Directors on August 25, 1994; filed as Exhibit 10.05d
              to the Company's 10-K for the fiscal year ended
              September 30, 1994 (File No. 1-1822).
10.05e*   -   Amendments to the Company's Salary Deferral Savings Plan
              dated September 27, 1994; filed as Exhibit 10.05e to the Company's 10-K for the fiscal year ended September 30, 1994 (File No. 1-1822).

   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.05f*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated February 21, 1995; filed as Exhibit 10.1 to
              the Company's 10-Q for the fiscal quarter ended
              March 31, 1995 (File No. 1-1822).
10.05g*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated March 7, 1995; filed as Exhibit 10.2 to the
              Company's 10-Q for the fiscal quarter ended March 31,
              1995 (File No. 1-1822).
10.05h*   -   Amendments to the Company's Salary Deferral Savings Plan
              dated June 26, 1995; filed as Exhibit 10.1 to the
              Company's 10-Q for the fiscal quarter ended June 30, 1995
              (File No. 1-1822).
10.05i*   -   Amendments to the Company's Salary Deferral Savings
              Plan dated August 3, 1995; filed as Exhibit 10.05 to the
              Company's 10-K for the fiscal year ended September 30,
              1995 (File No. 1-1822).
10.05j*   -   Amendments to the Company's Salary Deferral Savings Plan
              adopted April 21, 1997; filed as Exhibit 4.1 to the
              Company's 10-Q for the fiscal quarter ended June 30,
              1997 (File No. 1-1822).
10.05k*   -   Amendments to the Company's Salary Deferral Savings Plan
              adopted October 5, 1998; filed as Exhibit 10 to the
              Company's 10-Q for the fiscal quarter ended December 31,
              1998 (File No. 1-1822).
10.05l    -   Amendments to the Company's Salary Deferral Savings Plan
              adopted with the following effective dates: October 1, 2000,
              November 1, 2000, February 3, 1997, August 1, 2000.
10.06*    -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981; filed as
              Exhibit 10.12 to the Company's 10-K for the fiscal year
              ended September 30, 1989 (File No. 1-1822).
10.06a*   -   First Amendment to the Company's Deferred Compensation
              Plan for Non-Employee Directors, adopted by the Board of
              Directors on July 26, 1990; filed as Exhibit 10.09a to
              the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.06b*   -   Amendment to the Company's Deferred Compensation Plan
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

                           INDEX TO EXHIBITS
                           -----------------
   Exhibit
     No.
   -------

10.12*    -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990; filed as Exhibit 10.03 to the Company's 10-Q for
              the fiscal quarter ended March 31, 1990 (File No.
              1-1822).
10.12a*   -   Extension and amendment of the Company's Restricted
              Stock Plan for Non-Employee Directors adopted by the
              Board of Directors on November 17, 1994; filed as
              Exhibit 10.1 to the Company's 10-Q for the quarter ended
              December 31, 1994 (File No. 1-1822).
10.12b*   -   Amendment to the Laclede Gas Company Restricted Stock
              Plan for Non-Employee Directors adopted August 14, 1998;
              filed as Exhibit 10.12b to the Company's 10-K for the year ended September 30, 1998 (File No. 1-1822).
10.12c*   -   Amendment to the Laclede Gas Company Restricted Stock
              Plan for Non-Employee Directors adopted December 16, 1999;
              filed as Exhibit 10.01 to the Company's 10-Q for the quarter ended June 30, 2000 (File No. 1-1822).
10.13*    -   Laclede Gas Company Trust Agreement with Boatmen's Trust
              Company, dated December 7, 1989; filed as Exhibit 10.16
              to the Company's 10-K for the fiscal year ended
              September 30, 1990 (File No. 1-1822).
10.13a*   -   First Amendment to the Company's Trust Agreement,
              adopted by the Board of Directors on July 26, 1990;
              filed as Exhibit 10.16a to the Company's 10-K for the
              fiscal year ended September 30, 1990 (File No. 1-1822).
10.13b*   -   Second Amendment to the Company's Trust Agreement
              dated as of December 7, 1989, adopted by the Board of
              Directors on September 23, 1993; filed as Exhibit 10.16b
              to the Company's 10-K for the fiscal year ended
              September 30, 1993 (File No. 1-1822).
10.13c*   -   Third Amendment to Laclede Gas Company Trust Agreement
              dated as of December 7, 1989 adopted by the Board of
              Directors on August 28, 1997; filed as exhibit 10.13c
              to the Company's 10-K for the fiscal year ended September
              30, 1997 (File No. 1-1822).
10.13d*   -   Amendment (effective as of January 15, 1998) to Laclede
              Gas Company Trust Agreement (dated as of December 7,
              1989); filed as Exhibit 10.02 to the Company's 10-Q for
              the fiscal quarter ended June 30, 1998 (File No. 1-1822).
10.14*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives
              adopted by the Board of Directors on September 23, 1993;
              filed as Exhibit 10.17 to the Company's 10-K for the
              fiscal year ended September 30, 1993 (File No. 1-1822).
10.15*    -   January 20, 2000 line of credit agreement with Bank of
              America, N.A.; filed as Exhibit 10.3 to the Company's 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-1822).
10.16*    -   January 24, 2000 line of credit agreement with Commerce
              Bank, N.A.; filed as Exhibit 10.2 to the Company's 10-Q for the fiscal quarter ended March 31, 2000 (File No.
              1-1822).

   * Incorporated herein by reference and made a part hereof.

                           INDEX TO EXHIBITS
                           -----------------

   Exhibit
     No.
   -------

10.17*    -   Supplemental line of credit agreement dated October 22,
              1999 among Firstar Bank, Bank of America, N.A. and Credit
              Suisse First Boston; filed as Exhibit No. 10.20 to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              September 30, 2000 (File No. 1-1822).
10.18     -   Lines of credit with UMB N.A. dated September 1, 2000.
10.19     -   Lines of credit with Bank of America dated September 1, 2000.
10.20     -   Lines of credit with Firstar Bank dated September 13, 2000.
10.21     -   Severance Benefits Agreement dated as of July 31, 2000 between
              Laclede Gas Company and D.H. Yaeger.
12        -   Ratio of Earnings to Fixed Charges.
21        -   Subsidiaries of the Registrant.
23        -   Consent of Independent Public Accountants.
27        -   Financial Data Schedule UT


   *Incorporated herein by reference and made a part hereof.