Form 10-Q
period 2000-12-31
LACLEDE GAS CO
filed 2001-01-29
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2000

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


18,877,987 shares, Common Stock, par value $1 per share at 1/26/01.

                  LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES











                                     PART I

                             FINANCIAL INFORMATION





The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 2000.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                   STATEMENTS OF CONSOLIDATED INCOME
                              (UNAUDITED)
                (In Thousands, Except Per Share Amounts)
                                                  Three Months Ended
                                                     December 31,
                                                   2000       1999
                                                   ----       ----
Operating Revenues:
  Utility operating revenues                    $323,814  $ 144,659
  Non-utility operating revenues                  21,211      6,695
                                                -------------------
    Total Operating Revenues                     345,025    151,354
                                                -------------------
Operating Expenses:
  Utility operating expenses
    Natural and propane gas                      233,332     81,596
    Other operation expenses                      27,038     22,653
    Maintenance                                    4,529      4,708
    Depreciation and amortization                  6,518      5,495
    Taxes, other than income taxes                17,296     10,372
                                                -------------------
      Total utility operating expenses           288,713    124,824
  Non-utility operating expenses                  20,565      6,589
                                                -------------------
      Total Operating Expenses                   309,278    131,413
                                                -------------------
Operating Income                                  35,747     19,941
Other Income and Income Deductions - Net             992        850
                                                -------------------
Income Before Interest and Income Taxes           36,739     20,791
                                                -------------------
Interest Charges:
  Interest on long-term debt                       4,377      3,784
  Other interest charges                           3,215      2,189
                                                -------------------
      Total Interest Charges                       7,592      5,973
                                                -------------------
Income Before Income Taxes                        29,147     14,818
Income Taxes (Note 3)                             10,630      5,237
                                                -------------------
Net Income                                        18,517      9,581
Dividends on Preferred Stock                          22         24
                                                -------------------
Earnings Applicable to Common Stock             $ 18,495   $  9,557
                                                ===================

Average Number of Common Shares Outstanding       18,878     18,878

Earnings Per Share of Common Stock                 $ .98      $ .51

Dividends Declared Per Share of Common Stock       $.335      $.335



See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET

                                                 Dec. 31    Sept. 30
                                                   2000       2000
                                                 -------    --------
                                               (Thousands of Dollars)
                                               (UNAUDITED)
                        ASSETS
Utility Plant                                  $  930,389  $  921,378
   Less:  Accumulated depreciation and
    amortization                                  375,856     372,545
                                               ----------------------
   Net Utility Plant                              554,533     548,833
                                               ----------------------
Other Property and Investments                     27,912      26,546
                                               ----------------------
Current Assets:
   Cash and cash equivalents                        7,101       4,215
   Accounts receivable - net                      237,845      55,207
   Materials, supplies, and merchandise
    at avg cost                                     6,062       5,491
   Natural gas stored underground for
    current use at LIFO cost                       61,937      94,787
   Propane gas for current use at FIFO cost         9,717      12,201
   Prepayments and other                            4,178       3,303
   Unamortized purchased gas adjustments           11,318      14,907
   Delayed customer billings                        6,208           -
   Deferred income taxes                            4,531       2,485
                                               ----------------------
      Total Current Assets                        348,897     192,596
                                               ----------------------
Deferred Charges:
   Prepaid pension cost                           100,714      97,229
   Regulatory assets                               66,566      64,336
   Other                                            2,970       2,200
                                               ----------------------
      Total deferred charges                      170,250     163,765
                                               ----------------------
Total Assets                                   $1,101,592  $  931,740
                                               ======================



             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)

                                                 Dec. 31     Sept. 30
                                                   2000        2000
                                                 -------     --------
                                                (Thousands of Dollars)
                                                (UNAUDITED)

                 CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (20,743,625 shares issued)     $   20,744 $    20,744
   Paid-in capital                                 85,837      85,835
   Retained earnings                              212,595     200,423
   Accumulated other comprehensive income               -           -
   Treasury stock, at cost (1,865,638 shares
    held)                                         (24,017)    (24,017)
                                               ----------------------
       Total common stock equity                  295,159     282,985
   Redeemable preferred stock                       1,763       1,763
   Long-term debt (less sinking fund
    requirements)                                 234,394     234,408
                                               ----------------------
       Total Capitalization                       531,316     519,156
                                               ----------------------
 Current Liabilities:
   Notes payable                                  198,800     127,000
   Accounts payable                               101,277      45,660
   Advance customer billings                            -      15,290
   Current portion of preferred stock                  21          50
   Taxes accrued                                   32,730      12,044
   Other                                           30,541      31,060
                                               ----------------------
       Total Current Liabilities                  363,369     231,104
                                               ----------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                          126,640     134,944
   Unamortized investment tax credits               6,187       6,267
   Pension and postretirement benefit costs        22,868      20,261
   Regulatory liabilities                          31,922       1,223
   Other                                           19,290      18,785
                                               ----------------------
      Total Deferred Credits and Other
       Liabilities                                206,907     181,480
                                               ----------------------
Total Capitalization and Liabilities           $1,101,592 $   931,740
                                               ======================



           See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (UNAUDITED)
                                                  Three Months Ended
                                                      December 31,
                                                   2000        1999
                                                   ----        ----
                                                (Thousands of Dollars)
Operating Activities:
 Net Income                                     $ 18,517     $ 9,581
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                   6,544       5,521
   Deferred income taxes and investment
    tax credits                                  (12,549)      5,000
   Other - net                                       (16)        127
   Changes in assets and liabilities:
    Accounts receivable - net                   (182,638)    (60,800)
    Unamortized purchased gas adjustments          3,589      (2,857)
    Deferred purchased gas costs                  30,512      (2,023)
    Advanced customer billings - net             (21,498)     (5,214)
    Accounts payable                              55,617       4,327
    Refunds due customers                           (246)       (234)
    Taxes accrued                                 20,686      (2,303)
    Natural gas stored underground                32,850       6,265
    Other assets and liabilities                    (357)    (10,562)
                                                --------------------
      Net cash used in operating activities     $(48,989)   $(53,172)
                                                --------------------
Investing Activities:
 Construction expenditures                       (11,584)    (13,401)
 Investments - non-utility                           (43)       (216)
 Employee benefit trusts                          (1,398)       (452)
 Other                                              (527)       (312)
                                                --------------------
      Net cash used in investing activities     $(13,552)   $(14,381)
                                                --------------------
Financing Activities:
 Issuance of short-term debt - net                71,800      68,000
 Dividends paid                                   (6,346)     (6,348)
 Preferred stock reacquired and other                (27)        (40)
                                                --------------------
  Net cash provided by financing activities     $ 65,427    $ 61,612
                                                --------------------
Net Increase (Decrease)in Cash and Cash
 Equivalents                                    $  2,886    $ (5,941)
Cash and Cash Equivalents at Beg of Period         4,215       9,352
                                                --------------------
Cash and Cash Equivalents at End of Period      $  7,101    $  3,411
                                                ====================

Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
  Interest                                      $ 11,227    $ 10,161
  Income taxes                                       (14)        (28)

             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, this interim report includes all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the results of the periods covered.

2. Laclede Gas Company is a natural gas distribution utility having a material seasonal cycle. As a result, this interim statement of consolidated income is not necessarily indicative of annual results nor representative of the succeeding quarters of the fiscal year. Due to the seasonal nature of the Company's business, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. Fiscal year earnings will likely be lower than earnings during the first six months of the fiscal year, reflecting typically lower summer sales volumes, partially offset by lower operating expenses.

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                        Three Months Ended
                                           December 31,
                                        ------------------
                                          2000        1999
                                          ----        ----
                                       (Thousands of Dollars)
       Federal
          Current                      $ 19,836   $    212
          Deferred                      (10,778)     4,201
       State and Local
          Current                         3,343         25
         Deferred                        (1,771)       799
                                       -------------------
            Total                      $ 10,630   $  5,237
                                       ===================


4. The Missouri Public Service Commission extended the Company's Gas Supply Incentive Plan with specific modifications through September 30, 2001. Under the modified plan, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets. Effective October 1, 1999, Laclede is permitted to retain all income resulting from sales made outside its traditional service area. As modified, total pretax income derived from the sharing provision of the Plan, excluding income derived from off system sales, cannot exceed $9.0 million for fiscal 2001. The Company, staff of the MoPSC and other parties have agreed to cooperate on the development of a mutually acceptable, multi-year incentive plan that includes a fixed price mechanism for implementation once the current plan expires. On November 17, 2000, the Company filed a proposal with the MoPSC to extend the incentive plan, add a fixed price component and make other modifications to the plan. A prehearing conference to discuss the Company's proposal was held January 19, 2001.

    Results of the Plan and off system sales activities are set forth below. These results may not be representative of results in future periods due to the volatile and seasonal nature of these efforts.

                                       Three Months Ended
                                          December 31,
                                     ----------------------
                                       2000          1999
                                       ----          ----
                                     (Thousands of Dollars)
    Net Benefits to Customers
      and Shareholders               $10,086        $ 8,870
    -------------------------------------------------------
    Shareholder Benefits
    Off system and Incentive
      Plan Revenues                  $ 8,529        $ 9,014
    Off system and Incentive
      Plan Expense                     5,512          6,502
                                     -------        -------
    Company Share -
         Pretax Income               $ 3,017        $ 2,512
                                     =======        =======




5. Laclede Gas Company is a public utility engaged in the retail distribution of natural gas. The Company has also made investments in some non-utility businesses as part of a diversification program, none of which are reportable segments. These non-regulated operations are primarily conducted through five wholly-owned subsidiaries. There are no material intersegment revenues.

                           Gas      All Other
    (Thousands of Dollars) Utility  (Non-Utility) Eliminations Consolidated
    -----------------------------------------------------------------------
    Three Months Ended
    December 31, 2000
    Operating revenues   $  323,814    $ 21,211    $       -   $  345,025
    Net income (loss)        18,076         441            -       18,517
    Total assets          1,090,125      24,874      (13,407)   1,101,592

    Three Months Ended
    December 31, 1999
    Operating revenues   $  144,659    $  6,775    $       -   $  151,434
    Net income (loss)         9,641         (60)           -        9,581
    Total assets            897,044      13,758      (13,581)     897,221




6. The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.

    In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. With regard to the Company's former manufactured gas plant site located in Shrewsbury, Missouri, the Company and the state and federal environmental regulatory agencies have in the past agreed upon the actions needed at this site. Those actions are nearing completion. The Company currently estimates the overall costs of these actions will be approximately $1,729,000. As of December 31, 2000, the Company has paid $1,335,000 and reserved $394,000 for these actions. In the course of recent site grading called for by the agreement, some site materials that proved to be manufactured gas wastes were released into an adjacent stream. The release was contained and appropriate authorities notified. The Company is dealing with this development as part of the remaining work being done at the site. If the regulatory agencies require any additional actions, Laclede will incur additional costs. The Missouri Department of Natural Resources (MoDNR), late in calendar year 2000, expressed a belief that a removal action at the Shrewsbury site had incurred natural resources damages to the forested riparian corridor of the stream adjacent to the site, for which Laclede could be held liable. Laclede believes that no such natural resource damages as alleged have occurred. However, should an appropriate natural resource damage assessment disclose such damages, Laclede may incur additional costs.

    The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri into the Missouri Voluntary Cleanup Program (VCP). Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. MoDNR accepted the Company's VCP application. Acceptance provides opportunities to minimize costs of remediation while maximizing possibilities for site development. The Company submitted a site characterization report (SCR) to MoDNR on June 25, 1999. The SCR was accepted subject to the Company's development of a Remedial Action Plan (RAP) due MoDNR in early calendar year 2001. Laclede intends to seek an adjustment of this filing date due to ongoing discussions with the City of St. Louis over possible site development. The RAP will include plans to continue to monitor groundwater. Surface water sampling and the performance of other remedial measures will likely occur during site redevelopment. The Company will continue to inform MoDNR of site development possibilities as well. The Company currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $585,000. Currently, the Company has paid $453,000 and reserved an additional $132,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed the Company to date for $150,000. The Company anticipates additional reimbursement from this party of approximately $54,000. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

    While the scope of costs relative to the site in Shrewsbury are currently not believed to be significant, the scope of costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers have agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage is not currently believed to have any significant impact on the Company. With regard to the City of St. Louis site, since the scope of costs relative to this site are unknown and may be material, the denial of coverage may have a material impact on the Company.

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

7. Certain prior-period amounts have been reclassified to conform to current-period presentation. These reclassifications did not affect consolidated net income for the periods presented.


8. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Fiscal 2000 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended December 31, 2000
-------------------------------

The quarter ended December 31, 2000, which is the first quarter of Laclede's fiscal year 2001, was the second coldest such quarter in the last 100 years with 28% colder than normal weather. In contrast, the same period last year was the fourth warmest comparable quarter for the century. As a result of this back-to-back extreme and opposite weather experience, the first quarter of fiscal 2001 was 56% colder than the comparable quarter last year, resulting in a substantial increase in the earnings level achieved this quarter as compared with the same quarter last year.

Earnings were $.98 per share for the quarter ended December 31, 2000 compared with $.51 per share for the quarter ended December 31, 1999. In addition to the favorable impact of higher sales levels resulting from colder weather, earnings also increased due to the benefit of the general rate increase effective December 27, 1999 and, to a lesser extent, slightly higher income related to the Company's Gas Supply Incentive Plan and off system sales. These factors were partially offset by a higher provision for uncollectible accounts reflecting a significant increase in accounts receivable balances due to higher revenues.

A dramatic and unprecedented rise across the nation in recent months in the wholesale cost of natural gas, coupled with the significantly higher sales levels arising from the colder weather, resulted in utility operating revenues for the quarter ended December 31, 2000 of $323.8 million compared with $144.7 million for the same quarter last year. Increases or decreases in the wholesale cost of natural gas are passed on to Laclede's customers in accordance with the Company's Purchased Gas Adjustment Clause. System therms sold and transported increased by 126.5 million therms, or 44.9%, above the quarter ended December 31, 1999.

Non-utility operating revenues for this quarter increased $14.5 million from those revenues for the same quarter last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary.

Utility operating expenses for the quarter ended December 31, 2000 were $288.7 million compared with $124.8 million for the same period last year - mainly the result of the extraordinary nationwide increase in the wholesale cost of natural gas and the colder weather. Natural and propane gas expense this quarter increased $151.7 million above last year's level primarily due to the higher rates charged by the Company's suppliers and increased volumes purchased for sendout mainly because of colder weather. Other operation and maintenance expenses increased $4.2 million, or 15.4%, principally due to a higher provision for uncollectible accounts, higher wage rates, lower net pension credits and higher group insurance charges. Depreciation and amortization expense increased $1.0 million due to additional depreciable property and an increased proportion of amortization related to shorter-lived property. Taxes, other than income taxes, increased $6.9 million primarily due to higher gross receipts taxes (reflecting the increased revenues).

Non-utility operating expenses increased $14.0 million this quarter mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

Other income and income deductions-net increased $.1 million above the same period last year due to minor variations in several areas.

The $1.6 million increase in interest expense is primarily due to increased short-term interest expense (reflecting higher average borrowings and increased rates) and to higher interest on long-term debt resulting from the issuance of $30 million of 7.90% first mortgage bonds in September 2000.

The increase in income taxes is mainly due to higher pre-tax income.




Updated Regulatory Matters
--------------------------

In June 2000, the Missouri Public Service Commission (MoPSC or Commission) approved an agreement Laclede had reached with the Commission staff to modify and extend the Company's Gas Supply Incentive Plan (GSIP) for an additional year, from October 1, 2000, through September 30, 2001. Under the GSIP, Laclede shares certain gains and losses related to the acquisition and management of its gas supply assets. Further, since October 1, 1999, the Company is permitted to retain all income resulting from sales made outside of its traditional service area. These activities continue to provide significant benefits to the Company's customers and its shareholders. During the quarter ended December 31, 2000, Laclede's efforts in this area resulted in cost savings of $7.1 million for its customers and $3.0 million in pretax income to its shareholders. In addition to the financial benefits of the program, the innovative structure under which the Company operates allows its customers to retain the reliability inherent in Laclede's long-standing supply relationships. On November 17, 2000, the Company filed a proposal with the MoPSC to extend the GSIP, add a fixed price component and make other modifications to the plan. A prehearing conference to discuss the Company's proposal was held January 19, 2001.

In July 2000, the Commission approved the Company's request for a waiver of the Purchased Gas Adjustment (PGA) provisions of the Company's tariff so that it could make an unscheduled, out-of-cycle PGA change effective July 15, 2000. Through the PGA clause in the Company's tariff, it flows through to customers the cost of purchased gas supplies. The clause provides for only two scheduled PGA filings each year, one for the summer months and another for the winter period, with one unscheduled filing during the winter if certain conditions are met. However, this past summer an additional PGA filing was necessitated by the significant and unforeseen increase in natural gas prices that occurred since the Company had made its scheduled summer PGA filing in early April 2000. Gas prices continued to climb throughout the fall and winter, and the Company was forced to seek higher rate adjustments in its November 2000 winter PGA filing and in a January 2001 unscheduled PGA filing to cover the increased cost of natural gas supplies for the current winter. The Company's January 2001 unscheduled PGA filing was approved by the Commission on January 25, 2001.

The MoPSC approved a Price Stabilization Program (PSP) for the fiscal 2000-2002 heating seasons that authorizes the Company to purchase certain financial instruments designed to protect the Company and its customers from unusually large increases in the cost of natural gas during the heating season. The provisions of the program also allow the Company to share in gains and cost reductions achieved under the program. However, the PSP, like the Company's gas costs, has been adversely affected by inflated natural gas prices because of the related increases in the cost of these financial instruments. In June 2000, the Company notified the MoPSC that it would not be participating this year in one of the program's provisions to share in gains achieved under the program. Also, in an effort to obtain more meaningful winter-time price protection for its customers, Laclede reached an agreement with the Commission staff and the Office of the Public Counsel in September 2000 to reduce the quantity of natural gas purchases that would be covered under the PSP. On September 28, 2000, the MoPSC approved this agreement. On December 22, 2000, the staff of the Commission filed a recommendation with the Commission that it terminate the third year of the PSP. Laclede filed a response in opposition to staff's recommendation on the grounds that significant financial benefits have been derived under the PSP as a result of the Company's management of its financial instruments portfolio.

On May 11, 2000, the Company appealed to the Circuit Court of Cole County, Missouri the MoPSC's decision on one of the contested issues in the Company's 1999 rate case relating to the calculation of the Company's depreciation rates. On December 1, 2000, the court remanded this decision to the MoPSC based on inadequate findings of fact. The Company believes that any decision on this appeal would not adversely impact the $11.24 million increase in rates, which became effective December 27, 1999, or the Company's earnings; however, a favorable decision, when recognized in the Company's rates, would be expected to benefit the Company's cash flow.

In response to recent price increases in the commodity cost of natural gas which have led to significant increases in the prices paid by customers of local distribution companies, on January 23, 2001 the MoPSC established a case to investigate the process for the recovery of natural gas commodity cost increases by such companies from their customers.




Accounting Pronouncements
-------------------------

On October 1, 2000, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 133 and 138. SFAS No. 133 "Accounting for
Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge accounting. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the fair value of a derivative be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends portions of SFAS No. 133. Among other things, SFAS No. 138 provides an exception for contracts intended for the normal purchase and normal sale of something other than a financial instrument or derivative instrument, for which physical delivery is probable. Some of the Company's gas supply and transportation contracts are derivative instruments as defined under SFAS No. 133; however, all of these contracts qualify for the normal purchases and normal sales exception provided by SFAS No. 138. The financial instruments purchased by Laclede under its Price Stabilization Program are derivative instruments under SFAS No. 133. These financial instruments are purchased as hedges against significant increases in the price of natural gas, as approved by the MoPSC, and are accounted for in accordance with the Company's Purchased Gas Adjustment Clause. The effect of the Company's adoption of these statements on October 1, 2000 did not have a significant impact on the Company's financial position and results of operations as of that date.

Liquidity and Capital Resources
-------------------------------

The Company's short-term borrowing requirements typically peak during colder months when the Company borrows money to cover the gap between when the Company purchases its natural gas and when the Company's customers pay for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. The Company currently has a primary line of credit totaling $150 million extending through November 29, 2001. The Company also has various supplemental lines of credit of $100 million that provide for aggregate credit lines of $250 million through March 31, 2001. During fiscal 2001 to date, the Company sold commercial paper aggregating to a maximum of $199.1 million at any one time, but did not borrow from the banks under the aforementioned lines of credit. Short-term borrowings amounted to $198.8 million at December 31, 2000.

Construction expenditures for utility purposes for the quarter were $11.6 million compared with $13.4 million for the same period last year.

Capitalization at December 31, 2000 increased $12.2 million since September 30, 2000 and consisted of 55.6% common stock equity, .3% preferred stock equity and 44.1% long-term debt.

The seasonal nature of the Company's sales affects the comparison of certain balance sheet items at December 31, 2000 and at September 30, 2000 such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance and Delayed Customer Billings.



Environmental Matters
---------------------

The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations.

In the past, the Company operated various manufactured gas plants which produced certain by-products and residuals. With regard to the Company's former manufactured gas plant site located in Shrewsbury, Missouri, the Company and the state and federal environmental regulatory agencies have in the past agreed upon the actions needed at this site. Those actions are nearing completion. The Company currently estimates the overall costs of these actions will be approximately $1,729,000. As of December 31, 2000, the Company has paid $1,335,000 and reserved $394,000 for these actions. In the course of recent site grading called for by the agreement, some site materials that proved to be manufactured gas wastes were released into an adjacent stream. The release was contained and appropriate authorities notified. The Company is dealing with this development as part of the remaining work being done at the site. If the regulatory agencies require any additional actions, Laclede will incur additional costs. The Missouri Department of Natural Resources (MoDNR), late in calendar year 2000, expressed a belief that a removal action at the Shrewsbury site had incurred natural resources damages to the forested riparian corridor of the stream adjacent to the site, for which Laclede could be held liable. Laclede believes that no such natural resource damages as alleged have occurred. However, should an appropriate natural resource damage assessment disclose such damages, Laclede may incur additional costs.

The Company also applied to place the site of a different former manufactured gas plant in the City of St. Louis, Missouri into the Missouri Voluntary Cleanup Program (VCP). Laclede ceased its operations at and sold this site in 1950. Subsequent owners of this site used it as a coke manufacturing facility. MoDNR accepted the Company's VCP application. Acceptance provides opportunities to minimize costs of remediation while maximizing possibilities for site development. The Company submitted a site characterization report (SCR) to MoDNR on June 25, 1999. The SCR was accepted subject to the Company's development of a Remedial Action Plan (RAP) due MoDNR in early calendar year 2001. Laclede intends to seek an adjustment of this filing date due to ongoing discussions with the City of St. Louis over possible site development. The RAP will include plans to continue to monitor groundwater. Surface water sampling and the performance of other remedial measures will likely occur during site redevelopment. The Company will continue to inform MoDNR of site development possibilities as well. The Company currently estimates that the cost of the site investigations, agency oversight and related legal and engineering consulting may be approximately $585,000. Currently, the Company has paid $453,000 and reserved an additional $132,000. The Company has requested that other former site owners and operators participate in the cost of any site investigation. One former owner and operator agreed to participate in these costs and has reimbursed the Company to date for $150,000. The Company anticipates additional reimbursement from this party of approximately $54,000. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties if practicable.

While the scope of costs relative to the site in Shrewsbury are currently not believed to be significant, the scope of costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites. None of the Company's insurers have agreed that its insurance covers the costs for which the Company intends to seek reimbursement. The majority of the insurers have sent Laclede letters reserving their rights with respect to the manufactured gas plant issues addressed in the Company's notices to them. While some of the insurers have denied coverage with respect to these issues, the Company continues to seek reimbursement from them. With regard to the Shrewsbury site, the denial of coverage is not currently believed to have any significant impact on the Company. With regard to the City of St. Louis site, since the scope of costs relative to this site are unknown and may be material, the denial of coverage may have a material impact on the Company.

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

Other Matters
-------------

On October 26, 2000, the Company announced its intention, subject to receipt of the necessary approvals, to reorganize its corporate structure to form a holding company known as The Laclede Group, Inc. As a result of the reorganization, The Laclede Group, Inc. would become a holding company under the Public Utility Holding Company Act of 1935 but would be exempt from all provisions of the Act except Section 9(a)(2) thereof. Laclede Gas is taking the necessary steps to obtain regulatory and shareholder approvals and filed a registration statement on Form S-4 with the Securities and Exchange Commission on October 27, 2000, which became effective on December 14, 2000. On December 12, 2000, the Company filed an application with the MoPSC requesting approval for the proposal to form a holding company and revise its corporate structure. The Commission issued an order directing that notice of the Company's application be given and establishing an intervention deadline of January 25, 2001. Under the new structure, Laclede Gas Company as the regulated utility, and the subsidiaries it currently holds, would become subsidiaries of The Laclede Group, Inc. Even after forming a holding company, the profile of Laclede Gas' regulated distribution business is expected to remain substantially the same. At the January 25, 2001 annual meeting, shareholders of record on December 11, 2000 voted and approved this proposal.





Forward-Looking Statements
--------------------------

Certain statements in this 10-Q are forward-looking statements made based upon the Company's expectations and beliefs concerning future developments and their potential effect on Laclede. These statements, however, do not include financial statements and other statements of historical fact. The forward-looking statements may be identified by the use of such terms as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek" and similar expressions. Future developments may not be in accordance with the Company's expectations or beliefs and the effect of future developments on Laclede may not be those anticipated. Among the factors that may cause actual results to differ materially from those contemplated in any forward-looking statements are:
    -  weather conditions and catastrophic events
    -  changes in transportation and gas supply costs or availability
    - regulatory actions and initiatives of federal and state regulatory agencies, some of which could be retroactive, including those affecting:

       --  financings
       --  allowed rates of return
       --  incentive regulation
       --  industry and rate structure
       --  purchased gas adjustment provisions
       --  franchise renewal
       --  environmental or safety requirements
    -  the effects of any industry or corporate restructuring
    -  the results of litigation
    -  conservation efforts of our customers
    -  collection of customer accounts receivable
    - economic factors such as changes in the conditions of capital markets, interest rates and rates of inflation
    -  inability to retain existing customers or to attract new customers
    - ability to obtain funds from operations or the sale of debt or equity to finance necessary capital expenditures and other investments
    -  employee workforce issues
    -  statutory or tax changes and
    -  changes in accounting standards

The Company does not, by including this statement, assume any obligation to review or revise any particular forward-looking statement referenced herein in light of future events.

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES









                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a description of the Company's environmental matters, see
         Note 6 to the unaudited Notes to Consolidated Financial Statements on page 8. For a description of the Company's pending regulatory matters, see "Updated Regulatory Matters" and "Other Matters" in the "Management's Discussion and Analysis" section on pages 12 and 16.

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index

         (b) Reports on Form 8-K

             The Company filed a Form 8-K during the quarter ended December 31, 2000.

          Item reported:

          On October 27, 2000, the Company filed an 8-K reporting its issuance of a news release announcing its financial results as of September 30, 2000 (attached as Exhibit 1 to Form 8-K) and of a press release announcing that the Company would seek authorization to form a holding company (attached as Exhibit 2 to Form 8-K).


          Date of Report (Date of Earliest Event Reported):
            October 26, 2000

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY



Date: January 26, 2001
                                                   G. T. MCNEIVE, JR.
                                             ------------------------------
                                                   G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                              (Authorized Signatory and
                                                Chief Financial Officer)

                          Index to Exhibits





                                                        Sequentially
Exhibit                                                   Numbered
Number            Exhibit                                   Page
-------           -------                               ------------


3.01(ii)     Bylaws of the Company
             adopted October 26, 2000                        22

10.01        Revolving Credit Facility with
             Firstar Bank N.A., Bank One, N.A.,
             The Fuji Bank, Ltd., Comerica
             Bank and Bank Hapoalim B.M.                     39

10.02        Credit Agreement with
             Firstar Bank N.A.                               81

27           Financial Data Schedule UT                      98