Form 10-Q
period 2001-03-31
LACLEDE GAS CO
filed 2001-04-27
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2001

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


18,877,987 shares, Common Stock, par value $1 per share at 4/27/01.

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
                (In Thousands, Except Per Share Amounts)

                                   Three Months Ended     Six Months Ended
                                        March 31,             March 31,
                                     2001       2000       2001       2000
                                     ----       ----       ----       ----
Operating Revenues:
  Utility operating revenues      $417,776   $229,995   $741,590   $374,654
  Non-utility operating revenues    24,966      8,316     46,177     15,011
                                  -------------------   -------------------
    Total Operating Revenues       442,742    238,311    787,767    389,665
                                  -------------------   -------------------
Operating Expenses:
  Utility operating expenses
    Natural and propane gas        310,824    141,790    544,156    223,386
    Other operation expenses        26,811     22,389     53,849     45,042
    Maintenance                      5,036      4,943      9,565      9,651
    Depreciation and amortization    6,595      6,455     13,113     11,950
    Taxes, other than income taxes  27,996     16,124     45,292     26,496
                                  -------------------   -------------------
      Total utility operating
        expenses                   377,262    191,701    665,975    316,525
  Non-utility operating expenses    24,508      8,172     45,073     14,761
                                  -------------------   -------------------
      Total Operating Expenses     401,770    199,873    711,048    331,286
                                  -------------------   -------------------
Operating Income                    40,972     38,438     76,719     58,379
Other Income and Income
   Deductions - Net                    564        (19)     1,556        831
                                  -------------------   -------------------
Income Before Interest and
   Income Taxes                     41,536     38,419     78,275     59,210
                                  -------------------   -------------------
Interest Charges:
  Interest on long-term debt         4,377      3,785      8,754      7,569
  Other interest charges             3,504      2,298      6,719      4,487
                                  -------------------   -------------------
      Total Interest Charges         7,881      6,083     15,473     12,056
                                  -------------------   -------------------
Income Before Income Taxes          33,655     32,336     62,802     47,154
Income Taxes (Note 3)               12,948     12,882     23,578     18,119
                                  -------------------   -------------------
Net Income                          20,707     19,454     39,224     29,035
Dividends on Preferred Stock            22         24         44         48
                                  -------------------   -------------------
Earnings Applicable to Common
   Stock                          $ 20,685   $ 19,430     39,180   $ 28,987
                                  ===================   ===================

Average Number of Common Shares
  Outstanding                       18,878     18,878     18,878     18,878

Earnings Per Share of Common Stock   $1.10      $1.03      $2.08      $1.54

Dividends Declared Per Share
  of Common Stock                    $.335      $.335       $.67       $.67


               See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET

                                                 Mar. 31    Sept. 30
                                                   2001       2000
                                                 -------    --------
                                               (Thousands of Dollars)
                                               (UNAUDITED)
                        ASSETS
Utility Plant                                   $ 935,641  $  921,378
   Less:  Accumulated depreciation and
    amortization                                  377,454     372,545
                                               ----------------------
   Net Utility Plant                              558,187     548,833
                                               ----------------------
Other Property and Investments                     27,935      26,546
                                               ----------------------
Current Assets:
   Cash and cash equivalents                        7,988       4,215
   Accounts receivable - net                      182,478      55,207
   Materials, supplies, and merchandise
    at avg cost                                     5,894       5,491
   Natural gas stored underground for
    current use at LIFO cost                       19,030      94,787
   Propane gas for current use at FIFO cost         9,621      12,201
   Prepayments and other                            4,581       3,303
   Unamortized purchased gas adjustments            4,223      14,907
   Delayed customer billings                       62,790           -
   Deferred income taxes                            5,768       2,485
                                               ----------------------
      Total Current Assets                        302,373     192,596
                                               ----------------------
Deferred Charges:
   Prepaid pension cost                           104,136      97,229
   Regulatory assets                               68,332      64,336
   Other                                            3,186       2,200
                                               ----------------------
      Total deferred charges                      175,654     163,765
                                               ----------------------
Total Assets                                   $1,064,149  $  931,740
                                               ======================



             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)

                                                 Mar. 31     Sept. 30
                                                   2001        2000
                                                 -------     --------
                                                (Thousands of Dollars)
                                                (UNAUDITED)

                 CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (20,743,625 shares issued)     $   20,744 $    20,744
   Paid-in capital                                 85,837      85,835
   Retained earnings                              226,955     200,423
   Accumulated other comprehensive income               -           -
   Treasury stock, at cost (1,865,638 shares
    held)                                         (24,017)    (24,017)
                                               ----------------------
       Total common stock equity                  309,519     282,985
   Redeemable preferred stock                       1,603       1,763
   Long-term debt (less sinking fund
    requirements)                                 234,416     234,408
                                               ----------------------
       Total Capitalization                       545,538     519,156
                                               ----------------------
 Current Liabilities:
   Notes payable                                  195,700     127,000
   Accounts payable                                56,206      45,660
   Advance customer billings                            -      15,290
   Current portion of preferred stock                 181          50
   Taxes accrued                                   29,270      12,044
   Other                                           32,703      31,060
                                               ----------------------
       Total Current Liabilities                  314,060     231,104
                                               ----------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                          136,019     134,944
   Unamortized investment tax credits               6,108       6,267
   Pension and postretirement benefit costs        24,534      20,261
   Regulatory liabilities                          18,597       1,223
   Other                                           19,293      18,785
                                               ----------------------
      Total Deferred Credits and Other
       Liabilities                                204,551     181,480
                                               ----------------------
Total Capitalization and Liabilities           $1,064,149 $   931,740
                                               ======================



           See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (UNAUDITED)
                                                   Six Months Ended
                                                       March 31,
                                                   2001        2000
                                                   ----        ----
                                                (Thousands of Dollars)
Operating Activities:
 Net Income                                     $ 39,224    $ 29,035
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                  13,148      11,986
   Deferred income taxes and investment
    tax credits                                   (5,825)      2,444
   Other - net                                       (50)        248
   Changes in assets and liabilities:
    Accounts receivable - net                   (127,271)    (48,994)
    Unamortized purchased gas adjustments         10,684      (5,871)
    Deferred purchased gas costs                  17,115      12,719
    Delayed customer billings - net              (78,080)    (27,674)
    Accounts payable                              10,546       2,795
    Refunds due customers                           (320)     (1,009)
    Taxes accrued                                 17,226      15,247
    Natural gas stored underground                75,757      41,378
    Other assets and liabilities                    (786)     (6,543)
                                                --------------------
      Net cash provided by/(used) in
         operating activities                   $(28,632)   $ 25,761
                                                --------------------
Investing Activities:
 Construction expenditures                       (21,214)    (24,549)
 Investments - non-utility                          (286)       (443)
 Employee benefit trusts                            (925)       (109)
 Other                                            (1,151)     (1,244)
                                                --------------------
      Net cash used in investing activities     $(23,576)   $(26,345)
                                                --------------------
Financing Activities:
 Issuance of short-term debt - net                68,700       8,400
 Dividends paid                                  (12,692)    (12,694)
 Preferred stock reacquired and other                (27)        (40)
                                                --------------------
  Net cash provided by/(used) in
     financing activities                       $ 55,981    $ (4,334)
                                                --------------------
Net Increase (Decrease)in Cash and Cash
 Equivalents                                    $  3,773    $ (4,918)
Cash and Cash Equivalents at Beg of Period         4,215       9,352
                                                --------------------
Cash and Cash Equivalents at End of Period      $  7,988    $  4,434
                                                ====================

Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
  Interest                                      $ 14,984    $ 11,465
  Income taxes                                    11,320      (3,277)

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                        Three Months Ended      Six Months Ended
                              March 31,             March 31,
                        ------------------     -----------------
                          2001        2000       2001      2000
                          ----        ----       ----      ----
                                  (Thousands of Dollars)
       Federal
          Current       $ 5,398   $13,257      $25,234   $13,469
          Deferred        5,710    (2,224)      (5,067)    1,977
       State and Local
          Current           826     2,180        4,169     2,206
          Deferred        1,014      (331)        (758)      467
                        -----------------      -----------------
            Total       $12,948   $12,882      $23,578   $18,119
                        =================      =================


4. The Missouri Public Service Commission extended the Company's Gas Supply Incentive Plan with specific modifications through September 30, 2001. Under the modified plan, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets, but Laclede retains all income from sales made outside its service area. Total pretax income derived from the sharing provision of the Plan, excluding income derived from off system sales, cannot exceed $9.0 million for fiscal 2001. On November 17, 2000, the Company filed a proposal with the MoPSC to extend, add a fixed price component and make other modifications to the Plan. Hearings are scheduled for June 2001.

    Results of the Plan and off system sales activities are set forth below. These results may not be representative of results in future periods due to the volatile and seasonal nature of these efforts.

                               Three Months Ended   Six Months Ended
                                    March 31,           March 31,
                               ------------------   -----------------
                                 2001     2000       2001      2000
                                 ----     ----       ----      ----
                                        (Thousands of Dollars)
    Net Benefits to Customers
      and Shareholders         $ 8,042  $ 8,615     $18,128   $17,485
    -----------------------------------------------------------------
    Shareholder Benefits
    Off system and Incentive
      Plan Revenues            $ 7,119  $20,428     $15,648   $29,442
    Off system and Incentive
      Plan Expense               5,549   17,714      11,061    24,216
                               -------  -------     -------   -------
    Company Share -
         Pretax Income         $ 1,570  $ 2,714     $ 4,587   $ 5,226
                               =======  =======     =======   =======




5. Laclede Gas Company is a public utility engaged in the retail distribution of natural gas. The Company has also made investments in some non-utility businesses as part of a diversification program, none of which are reportable segments. These non-regulated operations are primarily conducted through five wholly-owned subsidiaries. There are no material intersegment revenues.

                           Gas      All Other
    (Thousands of Dollars) Utility  (Non-Utility) Eliminations Consolidated
    -----------------------------------------------------------------------
    Three Months Ended
    March 31, 2001
    Operating revenues   $  417,776    $ 24,966    $       -   $  442,742
    Net income (loss)        20,378         329            -       20,707
    Total assets          1,054,533      22,986      (13,370)   1,064,149

    Six Months Ended
    March 31, 2001
    Operating revenues   $  741,590    $ 46,177    $       -   $  787,767
    Net income (loss)        38,454         770            -       39,224
    Total assets          1,054,533      22,986      (13,370)   1,064,149

    Three Months Ended
    March 31, 2000
    Operating revenues   $  229,995    $  8,316    $       -   $  238,311
    Net income (loss)        19,403          51            -       19,454
    Total assets            868,325      16,432      (13,605)     871,152

    Six Months Ended
    March 31, 2000
    Operating revenues   $  374,654    $ 15,011    $       -   $  389,665
    Net income (loss)        29,068         (33)           -       29,035
    Total assets            868,325      16,432      (13,605)     871,152

6. The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations. In the past, the Company operated various manufactured gas plants that produced certain by-products and residuals. Environmental efforts are underway at two of the sites.

    The actions relative to the site in Shrewsbury, Missouri with the state and federal environmental regulatory agencies are nearing completion.
    In the process of grading, some manufactured gas wastes were released into an adjacent stream, which the Company contained. The Company and the agencies have tentatively agreed on a work plan that will restore the integrity of the stream bank and prevent a recurrence of any such release. The current estimate for the overall costs of actions for this site is $1,729,000. As of March 31, 2001, the Company has paid $1,216,000 and reserved $513,000 for these actions.

    With regard to the site in the City of St. Louis, Missouri, the Company placed it in the Missouri Voluntary Cleanup Program, which provides opportunities to contain costs while maximizing possibilities for development. Laclede sold this site in 1950 and the subsequent owners operated a coke manufacturing facility on it. The Company submitted a site characterization report to the Missouri Department of Natural Resources that it accepted subject to the Company's development of a remedial action plan by the end of August 2001. The Company's current estimate of the cost of the site investigation, agency oversight and related legal and engineering consulting fees is $585,000. As of March 31, 2001, the Company has paid $461,000 and reserved an additional $124,000. The Company requested that other former site owners and operators share the costs of the investigation and any actions, and one former owner has reimbursed the Company for some of the costs. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties, if practicable.

    The costs relative to the Shrewsbury site are not believed to be significant, but the scope of costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites; none of the insurers have agreed that its insurance covers such costs and a majority have sent letters reserving their rights with respect to these issues. The denial of coverage relative to the Shrewsbury site is not expected to have a significant impact on the Company, but the denial of coverage relative to the City of St. Louis site, since the scope of those costs are unknown and may be material, may have a material impact on the Company.

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

8. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Fiscal 2000 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001
-------------------------------

Earnings were $1.10 per share for the quarter ended March 31, 2001 compared with $1.03 per share for the quarter ended March 31, 2000. The increase in earnings was attributable to the favorable impact of higher sales levels resulting from weather experienced this quarter that was 3% colder than normal and 24% colder than the same quarter last year. The impact of colder weather was partially offset by a higher provision for uncollectible accounts reflecting a significant increase in accounts receivable balances due to higher revenues compared with last year and other increases in the costs of doing business.

A dramatic and unprecedented rise across the nation this winter in the wholesale cost of natural gas, coupled with the significantly higher sales levels arising from the colder weather, resulted in utility operating revenues for the quarter ended March 31, 2001 of $417.8 million compared with $230.0 million for the same quarter last year. Increases or decreases in the wholesale cost of natural gas are passed on to Laclede's customers in accordance with the Company's Purchased Gas Adjustment Clause. System therms sold and transported increased by 53.2 million therms, or 13.1%, above the quarter ended March 31, 2000.

Non-utility operating revenues for this quarter increased $16.7 million from those revenues for the same quarter last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary.

Utility operating expenses for the quarter ended March 31, 2001 were $377.3 million compared with $191.7 million for the same period last year - mainly the result of the extraordinary nationwide increase in the wholesale cost of natural gas and the colder weather. Natural and propane gas expense this quarter increased $169.0 million above last year's level primarily due to the higher rates charged by the Company's suppliers and increased volumes purchased for sendout mainly because of colder weather. Other operation and maintenance expenses increased $4.5 million, or 16.5%, principally due to a higher provision for uncollectible accounts, higher wage rates, lower net pension credits, and reduced gains on lump sum pension settlements. Depreciation and amortization expense increased slightly. Taxes, other than income taxes, increased $11.9 million primarily due to higher gross receipts taxes (reflecting the increased revenues).

Non-utility operating expenses increased $16.3 million this quarter mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

The $1.8 million increase in interest expense is primarily due to increased short-term interest expense (reflecting higher average borrowings) and to higher interest on long-term debt resulting from the issuance of $30 million of 7.90% first mortgage bonds in September 2000.

The increase in income taxes is mainly due to higher pre-tax income.



Six Months Ended March 31, 2001
-------------------------------

Due to the seasonal nature of the Company's business, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. Fiscal year 2001 earnings will likely be lower than earnings during the first six months of this fiscal year, reflecting typically lower summer sales volumes. The six months ended March 31, 2001 was the ninth coldest such period in the last 100 years with 13% colder than normal weather. In contrast, the same period last year was the third warmest comparable period for the century. As a result of this extremely opposite weather experience, the six months ended March 31, 2001 was 37% colder than the comparable period last year, resulting in a substantial increase in the earnings level achieved this year as compared with the same period last year.

Earnings were $2.08 per share for the six months ended March 31, 2001 compared with $1.54 per share for the six-month period ended March 31, 2000. In addition to the favorable impact of higher sales levels resulting from colder weather, earnings also increased due to the benefit of the general rate increase effective December 27, 1999. These factors were partially offset by a higher provision for uncollectible accounts reflecting a significant increase in accounts receivable balances due to higher revenues compared with last year and higher costs of doing business.

The previously mentioned rise in the wholesale cost of natural gas, coupled with the significantly higher sales levels arising from the colder weather, resulted in utility operating revenues for the six months ended March 31, 2001 of $741.6 million compared with $374.7 million for the same period last year. Increases or decreases in the wholesale cost of natural gas are passed on to Laclede's customers in accordance with the Company's Purchased Gas Adjustment Clause. System therms sold and transported increased by 179.7 million therms, or 26.1%, above the six months ended March 31, 2000.

Non-utility operating revenues for this period increased $31.2 million from those revenues for the same period last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary.

Utility operating expenses for the six months ended March 31, 2001 were $666.0 million compared with $316.5 million for the same period last year - mainly the result of the increase in the wholesale cost of natural gas and the colder weather. Natural and propane gas expense increased $320.8 million above last year's level primarily due to the higher rates charged by the Company's suppliers and increased volumes purchased for sendout mainly because of colder weather. Other operation and maintenance expenses increased $8.7 million, or 15.9%, principally due to a higher provision for uncollectible accounts, higher wage rates, lower gains on lump sum pension settlements, lower net pension credits and higher group insurance charges.

Depreciation and amortization expense increased $1.2 million due to additional depreciable property and an increased proportion of amortization related to shorter-lived property. Taxes, other than income taxes, increased $18.8 million primarily due to higher gross receipts taxes (reflecting the increased revenues).

Non-utility operating expenses increased $30.3 million this period mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

The $3.4 million increase in interest expense is primarily due to increased short-term interest expense (reflecting higher average borrowings and increased rates) and to higher interest on long-term debt resulting from the issuance of $30 million of 7.90% first mortgage bonds in September 2000.

The increase in income taxes is mainly due to higher pre-tax income.


Updated Regulatory Matters
--------------------------

The Missouri Public Service Commission (MoPSC or Commission) previously approved an extension of the Company's Gas Supply Incentive Plan (GSIP) with modifications through September 30, 2001. Under the GSIP, Laclede shares certain gains and losses related to the acquisition and management of its gas supply assets, but the Company retains all income resulting from sales made outside of its traditional service area. During the quarter ended March 31, 2001, these activities (the GSIP and off system sales)produced savings of $6.5 million for Laclede customers and $1.6 million in pretax income to its shareholders. For the six months ended March 31, 2001, these activities produced savings of $13.5 million for Laclede customers and $4.6 million in pretax income to its shareholders. On November 17, 2000, the Company filed a proposal with the MoPSC to extend, add a fixed price component, and make other modifications to the GSIP. A hearing by the MoPSC is scheduled for June 2001.

The Company's Purchased Gas Adjustment (PGA) Clause, through which the Company flows through to customers the cost of purchased gas supplies, allows two scheduled PGA filings each year, one for the summer months and another for the winter period, plus one unscheduled winter filing if certain conditions are met. The significant, ongoing increase in natural gas prices from last spring through this winter necessitated an unscheduled filing that increased PGA rates in January 2001. However, the MoPSC approved an additional unscheduled filing in February 2001 which reduced PGA rates in response to declining wholesale gas prices and to flow through a portion of the gains made by the Company on its purchases and sales of financial instruments under the Company's Price Stabilization Program. The MoPSC has recently approved the Company's spring PGA filing, effective April 18, 2001, that further reduces PGA rates.

The Price Stabilization Program (PSP) authorizes the Company to purchase certain financial instruments in an effort to hedge against significant increases in the cost of natural gas. The cost of such financial instruments, however, like the cost of natural gas itself, increased significantly from last spring through this past winter. As a result, the MoPSC reduced the amount of natural gas purchases required to be covered by such financial instruments for this past heating season. In February of this year, the MoPSC approved modifications to the PSP, including that $4 million in supplemental funding be added to the PSP for the purchase of financial instruments for the next heating season. The Company relinquished a claim on $4 million arising from gains realized from the purchase and sale of such instruments during the recent heating season and has offered to utilize a similar amount to provide funding for such instruments in the 2002-2003 program year. The MoPSC has also approved modifications to the PSP to reduce the 2001-2002 percentage of gas requirements covered by the PSP.

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

In response to recent price increases in the commodity cost of natural gas that have led to significant increases in the prices paid by customers of local distribution companies, like Laclede, the MoPSC established a case and task force to investigate the process for the recovery of natural gas commodity cost increases by such companies from their customers. Meetings of the task force have been scheduled throughout this spring and summer in which Laclede intends to participate.

On April 20, 2001, the Company filed with the MoPSC a Weather Mitigation Plan (Plan) that would protect Laclede's customers from weather-related fluctuations in their bills and help stabilize the Company's annual revenues in that regard. The Plan, as filed, would mitigate the volatile effects of weather by basing a portion of customers' winter bills on usage associated with normal weather and adjusting to offset the impact of temperatures that are colder or warmer than normal. Currently, the Company's revenues increase or decrease depending on colder- or warmer-than-normal weather.
The weather adjustment, if approved by the Commission, would apply to the Company's distribution costs, that portion of a customer's bill that covers Laclede's costs of operating and maintaining its distribution system and storage facilities. It would not affect increases and decreases in wholesale gas costs that are passed on to customers in accordance with the Purchased Gas Adjustment Clause. By stabilizing the Company's weather-related revenues, the Plan would allow Laclede to cover what are primarily fixed costs that do not fluctuate with the weather while still providing the Company's shareholders with a fair return on investment.


Accounting Pronouncements
-------------------------

On October 1, 2000, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 133 and 138. SFAS No. 133 "Accounting for
Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge accounting. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the fair value of a derivative be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amends portions of SFAS No. 133. Among other things, SFAS No. 138 provides an exception for contracts intended for the normal purchase and normal sale of something other than a financial instrument or derivative instrument, for which physical delivery is probable. Some of the Company's gas supply and transportation contracts are derivative instruments as defined under SFAS No. 133; however, all of these contracts qualify for the normal purchases and normal sales exception provided by SFAS No. 138. The financial instruments purchased by Laclede under its Price Stabilization Program are derivative instruments under SFAS No. 133. These financial instruments are purchased as hedges against significant increases in the price of natural gas, as approved by the MoPSC, and are accounted for in accordance with the Company's Purchased Gas Adjustment Clause. The effect of the Company's adoption of these statements on October 1, 2000 has not had a significant impact on the Company's financial position and results of operations.



Liquidity and Capital Resources
-------------------------------

The Company's short-term borrowing requirements typically peak during colder months when the Company borrows money to cover the gap between when the Company purchases its natural gas and when the Company's customers pay for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. The Company currently has a primary line of credit totaling $150 million extending through November 29, 2001. At this time, the Company also has various supplemental lines of credit of $80 million that provide for aggregate credit lines of $230 million through April 30, 2001 at which time, aggregate credit lines will be reduced to $185 million through September 13, 2001. During fiscal 2001 to date, the Company sold commercial paper aggregating to a maximum of $234.8 million at any one time, but did not borrow from the banks under the aforementioned lines of credit. Short-term borrowings amounted to $195.7 million at March 31, 2001.

Construction expenditures for utility purposes for the six months ended March 31, 2001 were $21.2 million compared with $24.5 million for the same period last year.

Capitalization at March 31, 2001 increased $26.4 million since September 30, 2000 and consisted of 56.7% common stock equity, .3% preferred stock equity and 43.0% long-term debt.

The seasonal nature of the Company's sales affects the comparison of certain balance sheet items at March 31, 2001 and at September 30, 2000 such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance and Delayed Customer Billings.



Environmental Matters
---------------------

The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations. In the past, the Company operated various manufactured gas plants that produced certain by-products and residuals. Environmental efforts are underway at two of the sites.

The actions relative to the site in Shrewsbury, Missouri with the state and federal environmental regulatory agencies are nearing completion.
In the process of grading, some manufactured gas wastes were released into an adjacent stream, which the Company contained. The Company and the agencies have tentatively agreed on a work plan that will restore the integrity of the stream bank and prevent a recurrence of any such release. The current estimate for the overall costs of actions for this site is $1,729,000. As of March 31, 2001, the Company has paid $1,216,000 and reserved $513,000 for these actions.

With regard to the site in the City of St. Louis, Missouri, the Company placed it in the Missouri Voluntary Cleanup Program, which provides opportunities to contain costs while maximizing possibilities for development. Laclede sold this site in 1950 and the subsequent owners operated a coke manufacturing facility on it. The Company submitted a site characterization report to the Missouri Department of Natural Resources that it accepted subject to the Company's development of a remedial action plan by the end of August 2001. The Company's current estimate of the cost of the site investigation, agency oversight and related legal and engineering consulting fees is $585,000. As of March 31, 2001, the Company has paid $461,000 and reserved an additional $124,000. The Company requested that other former site owners and operators share the costs of the investigation and any actions, and one former owner has reimbursed the Company for some of the costs. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties, if practicable.

The costs relative to the Shrewsbury site are not believed to be significant, but the scope of costs relative to the City of St. Louis site are unknown and may be material. The Company has notified its insurers that it intends to seek reimbursement from them of its costs at both these sites; none of the insurers have agreed that its insurance covers such costs and a majority have sent letters reserving their rights with respect to these issues. The denial of coverage relative to the Shrewsbury site is not expected to have a significant impact on the Company, but the denial of coverage relative to the City of St. Louis site, since the scope of those costs are unknown and may be material, may have a material impact on the Company.




Other Matters
-------------

On October 26, 2000, the Company announced its intention, subject to receipt of the necessary approvals, to reorganize its corporate structure to form a holding company known as The Laclede Group, Inc. As a result of the reorganization, The Laclede Group, Inc. would become a holding company under the Public Utility Holding Company Act of 1935 but would be exempt from all provisions of the Act except Section 9(a)(2) thereof. At the January 25, 2001 annual meeting, Laclede Gas shareholders voted and approved the reorganization. In December 2000, the Company filed an application with the MoPSC requesting its approval of the proposal. A procedural schedule has been established with a hearing currently scheduled for mid-July 2001.

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

               LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES









                                Part II


                           OTHER INFORMATION

         LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES

Item 1.  Legal Proceedings

         For a description of the Company's environmental matters, see
         Note 6 to the unaudited Notes to Consolidated Financial Statements on page 9. For a description of the Company's pending regulatory matters, see "Updated Regulatory Matters" and "Other Matters" in the "Management's Discussion and Analysis" section on pages 12 and 15.

Item 4.  Submission of Matter to a Vote of Security Holders

         The Annual Meeting of Shareholders of Laclede Gas Company was held on January 25, 2001 for the purpose of electing three directors to the Board of Directors, ratifying the appointment of independent auditors and approving an agreement and plan of merger and reorganization dated as of October 26, 2000. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act of 1934.

         Management's three nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:


               Name of                  Shares
           Director Nominee            Voted For         Voted Withheld
         -------------------          -----------       ----------------
         Dr. Henry Givens, Jr.        16,980,819             324,354
         Mary Ann Krey VanLokeren     16,981,252             324,354
         Douglas H. Yaeger            15,848,849             324,354


         The proposal to ratify the appointment of Deloitte & Touche LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 2001 was passed upon the following vote:

           Shares Voted:
         ----------------
         For the proposal                        16,491,440
         Against the proposal                       265,195
         Abstain regarding the proposal             171,358

         The proposal to approve an agreement and plan of merger and reorganization dated as of October 26, 2000 was passed upon the following vote:

           Share Voted:
         ---------------
         For the proposal                        13,333,009
         Against the proposal                       773,523
         Abstain regarding the proposal             306,943
         Broker Non-Votes                         2,514,518

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index

         (b) Reports on Form 8-K

             The Company filed a Form 8-K during the quarter ended
         March 31, 2001.

         Item reported:

         On January 25, 2001, the Company filed an 8-K with the presentation materials, including the financial results as of December 31, 2000, for its annual meeting of shareholders held that same date.

         Date of Report (Date of Earliest Event Reported):
            January 25, 2001

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY



Date: April 27, 2001
                                                   G. T. MCNEIVE, JR.
                                             ------------------------------
                                                   G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                              (Authorized Signatory and
                                                Chief Financial Officer)

                          Index to Exhibits





                                                        Sequentially
Exhibit                                                   Numbered
Number            Exhibit                                   Page
-------           -------                               ------------


10.1         Line of Credit Agreement dated             22
             January 31, 2001 with Commerce
             Bank, N.A.

10.2         Line of Credit Agreements dated                 29
             January 16, 2001 with UMB
             Bank, N.A.

10.3         Line of Credit Agreement dated                  33
             January 31, 2001 with Bank
             of America, N.A.