Form 10-Q
period 2001-06-30
LACLEDE GAS CO
filed 2001-07-27
CIK 57183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2001

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


18,877,987 shares, Common Stock, par value $1 per share at 7/27/01.

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
                (In Thousands, Except Per Share Amounts)

                                    Three Months Ended     Nine Months Ended
                                         June 30,              June 30,
                                     2001       2000       2001       2000
                                     ----       ----       ----       ----
Operating Revenues:
  Utility operating revenues      $109,462   $ 86,134   $851,052   $460,788
  Non-utility operating revenues    13,439      9,159     59,616     24,170
                                  -------------------   -------------------
    Total Operating Revenues       122,901     95,293    910,668    484,958
                                  -------------------   -------------------
Operating Expenses:
  Utility operating expenses
    Natural and propane gas         62,737     40,274    606,893    263,660
    Other operation expenses        24,806     21,007     78,655     66,049
    Maintenance                      4,849      4,296     14,414     13,947
    Depreciation and amortization    6,597      6,390     19,710     18,340
    Taxes, other than income taxes  11,553      8,786     56,845     35,282
                                  -------------------   -------------------
      Total utility operating
        expenses                   110,542     80,753    776,517    397,278
  Non-utility operating expenses    13,109      8,921     58,182     23,682
                                  -------------------   -------------------
      Total Operating Expenses     123,651     89,674    834,699    420,960
                                  -------------------   -------------------
Operating Income (Loss)               (750)     5,619     75,969     63,998
Other Income and Income
   Deductions - Net                   (100)         8      1,456        839
                                  -------------------   -------------------
Income (Loss) Before Interest
   and Income Taxes                   (850)     5,627     77,425     64,837
                                  -------------------   -------------------
Interest Charges:
  Interest on long-term debt         4,414      3,784     13,168     11,353
  Other interest charges             2,361      1,878      9,080      6,365
                                  -------------------   -------------------
      Total Interest Charges         6,775      5,662     22,248     17,718
                                  -------------------   -------------------
Income (Loss) Before Income Taxes   (7,625)       (35)    55,177     47,119
Income Tax Expense
  (Benefit)(Note 3)                 (3,952)      (357)    19,626     17,762
                                  -------------------   -------------------
Net Income (Loss)                   (3,673)       322     35,551     29,357
Dividends on Preferred Stock            22         22         66         70
                                  -------------------   -------------------
Earnings (Loss) Applicable to
   Common Stock                   $ (3,695)  $    300     35,485   $ 29,287
                                  ===================   ===================

Average Number of Common Shares
  Outstanding                       18,878     18,878     18,878     18,878

Earnings (Loss) Per Share of
  Common Stock                       $(.20)      $.02      $1.88      $1.55

Dividends Declared Per Share
  of Common Stock                    $.335      $.335     $1.005     $1.005


               See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEET

                                                 June 30    Sept. 30
                                                   2001       2000
                                                 -------    --------
                                               (Thousands of Dollars)
                                               (UNAUDITED)
                        ASSETS
Utility Plant                                   $ 944,514  $  921,378
   Less:  Accumulated depreciation and
    amortization                                  379,276     372,545
                                               ----------------------
   Net Utility Plant                              565,238     548,833
                                               ----------------------
Other Property and Investments                     27,721      26,546
                                               ----------------------
Current Assets:
   Cash and cash equivalents                        2,518       4,215
   Accounts receivable - net                       93,672      55,207
   Materials, supplies, and merchandise
    at avg cost                                     5,736       5,491
   Natural gas stored underground for
    current use at LIFO cost                       35,021      94,787
   Propane gas for current use at FIFO cost        14,889      12,201
   Prepayments and other                            3,317       3,303
   Unamortized purchased gas adjustments                -      14,907
   Delayed customer billings                       25,207           -
   Deferred income taxes                            9,784       2,485
                                               ----------------------
      Total Current Assets                        190,144     192,596
                                               ----------------------
Deferred Charges:
   Prepaid pension cost                           108,044      97,229
   Regulatory assets                               71,555      64,336
   Other                                            4,033       2,200
                                               ----------------------
      Total deferred charges                      183,632     163,765
                                               ----------------------
Total Assets                                    $ 966,735  $  931,740
                                               ======================



             See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED BALANCE SHEET (Continued)

                                                 June 30     Sept. 30
                                                   2001        2000
                                                 -------     --------
                                                (Thousands of Dollars)
                                                (UNAUDITED)

                 CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (20,743,625 shares issued)     $   20,744 $    20,744
   Paid-in capital                                 85,846      85,835
   Retained earnings                              216,936     200,423
   Accumulated other comprehensive income               -           -
   Treasury stock, at cost (1,865,638 shares
    held)                                         (24,017)    (24,017)
                                               ----------------------
       Total common stock equity                  299,509     282,985
   Redeemable preferred stock                       1,435       1,763
   Long-term debt (less sinking fund
    requirements)                                 284,437     234,408
                                               ----------------------
       Total Capitalization                       585,381     519,156
                                               ----------------------
 Current Liabilities:
   Notes payable                                   90,200     127,000
   Accounts payable                                46,279      45,660
   Advance customer billings                            -      15,290
   Current portion of preferred stock                 232          50
   Taxes accrued                                   24,335      12,044
   Unamortized purchased gas adjustments              252           -
   Other                                           28,639      31,060
                                               ----------------------
       Total Current Liabilities                  189,937     231,104
                                               ----------------------
Deferred Credits and Other Liabilities:
   Deferred income taxes                          142,269     134,944
   Unamortized investment tax credits               6,028       6,267
   Pension and postretirement benefit costs        19,370      20,261
   Regulatory liabilities                           4,292       1,223
   Other                                           19,458      18,785
                                               ----------------------
      Total Deferred Credits and Other
       Liabilities                                191,417     181,480
                                               ----------------------
Total Capitalization and Liabilities           $  966,735 $   931,740
                                               ======================



           See notes to consolidated financial statements.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (UNAUDITED)
                                                   Nine Months Ended
                                                        June 30,
                                                   2001        2000
                                                   ----        ----
                                                (Thousands of Dollars)
Operating Activities:
 Net Income                                     $ 35,551    $ 29,357
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                  19,795      18,407
   Deferred income taxes and investment
    tax credits                                   (3,672)     11,117
   Other - net                                    (1,061)        488
   Changes in assets and liabilities:
    Accounts receivable - net                    (38,465)    (10,517)
    Unamortized purchased gas adjustments         15,159      (6,541)
    Deferred purchased gas costs                   2,826      (1,076)
    Delayed customer billings - net              (40,497)    (18,595)
    Accounts payable                                 619       4,820
    Refunds due customers                           (343)     (1,258)
    Taxes accrued                                 12,291       9,211
    Natural gas stored underground                59,766      24,820
    Other assets and liabilities                 (20,484)    (18,008)
                                                --------------------
      Net cash provided by
         operating activities                   $ 41,485    $ 42,225
                                                --------------------
Investing Activities:
 Construction expenditures                       (33,649)    (36,826)
 Investments - non-utility                          (318)       (485)
 Employee benefit trusts                          (1,242)        (43)
 Other                                            (2,000)     (2,155)
                                                --------------------
      Net cash used in investing activities     $(37,209)   $(39,509)
                                                --------------------
Financing Activities:
 Issuance of first mortgage bonds                 50,000           -
 Issuance (Repayment) of short-term debt - net   (36,800)     11,300
 Dividends paid                                  (19,038)    (19,040)
 Preferred stock reacquired and other               (135)       (130)
                                                --------------------
  Net cash used in
     financing activities                       $ (5,973)   $ (7,870)
                                                --------------------
Net Decrease in Cash and Cash
 Equivalents                                    $ (1,697)   $ (5,154)
Cash and Cash Equivalents at Beg of Period         4,215       9,352
                                                --------------------
Cash and Cash Equivalents at End of Period      $  2,518    $  4,198
                                                ====================

Supplemental Disclosure of Cash Paid/(Refunded)
 During the Period for:
  Interest                                      $ 24,242    $ 20,351
  Income taxes                                    11,857      (3,295)

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

3. Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                        Three Months Ended      Nine Months Ended
                              June 30,               June 30,
                        ------------------     -----------------
                          2001       2000        2001       2000
                          ----       ----        ----       ----
                                  (Thousands of Dollars)
       Federal
          Current       $(2,865)  $(7,964)     $22,369   $ 5,505
          Deferred         (591)    7,567       (5,658)    9,545
       State and Local
          Current          (433)   (1,065)       3,736     1,140
          Deferred          (63)    1,105         (821)    1,572
                        -----------------      -----------------
            Total       $(3,952)  $  (357)     $19,626   $17,762
                        =================      =================


4. The Missouri Public Service Commission extended the Company's Gas Supply Incentive Plan with specific modifications through September 30, 2001. Under the modified plan, the Company continues to share with its customers certain gains and losses related to the acquisition of its gas supply assets, but Laclede retains all income from sales made outside its service area. Total pretax income derived from the sharing provision of the Plan, excluding income derived from off system sales, cannot exceed $9.0 million for fiscal 2001. On November 17, 2000, the Company filed a proposal with the MoPSC to extend, add a fixed price component and make other modifications to the Plan. A hearing on the proposal was held in June 2001, but, as of the date of this filing, an order has not yet been issued.

    Results of the Plan and off system sales activities are set forth below. These results may not be representative of results in future periods due to the volatile and seasonal nature of these efforts.

                               Three Months Ended   Nine Months Ended
                                    June 30,            June 30,
                               ------------------   -----------------
                                 2001     2000       2001      2000
                                 ----     ----       ----      ----
                                        (Thousands of Dollars)
    Net Benefits to Customers
      and Shareholders         $11,124  $10,337     $29,252   $27,822
    -----------------------------------------------------------------
    Shareholder Benefits
    Off system and Incentive
      Plan Revenues            $ 8,660  $ 9,254     $24,308   $38,696
    Off system and Incentive
      Plan Expense               5,481    6,276      16,542    30,492
                               -------  -------     -------   -------
    Company Share -
         Pretax Income         $ 3,179  $ 2,978     $ 7,766   $ 8,204
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

                           Gas      All Other
    (Thousands of Dollars) Utility  (Non-Utility) Eliminations Consolidated
    -----------------------------------------------------------------------
    Three Months Ended
    June 30, 2001
    Operating revenues   $  109,462    $ 13,439    $        -   $  122,901
    Net income (loss)        (3,928)        255             -       (3,673)
    Total assets            962,462      22,838       (18,565)     966,735

    Nine Months Ended
    June 30, 2001
    Operating revenues   $  851,052    $ 59,616    $        -   $  910,668
    Net income (loss)        34,526       1,025             -       35,551
    Total assets            962,462      22,838       (18,565)     966,735

    Three Months Ended
    June 30, 2000
    Operating revenues   $   86,134    $  9,159    $        -   $   95,293
    Net income (loss)           190         132             -          322
    Total assets            852,487      17,173       (13,836)     855,824

    Nine Months Ended
    June 30, 2000
    Operating revenues   $  460,788    $ 24,170    $        -   $  484,958
    Net income (loss)        29,217         140             -       29,357
    Total assets            852,487      17,173       (13,836)     855,824

6. The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations. In the past, the Company operated various manufactured gas plants that produced certain by-products and residuals. Environmental efforts are underway at two of the sites.

    The actions relative to the site in Shrewsbury, Missouri with the state and federal environmental regulatory agencies are nearing completion.
    In the process of grading, some manufactured gas wastes were released into an adjacent stream, which the Company contained. The Company and the agencies have tentatively agreed on a work plan that will restore the integrity of the stream bank and prevent a recurrence of any such release. The current estimate for the overall costs of actions for this site is $1,844,000. As of June 30, 2001, the Company has paid $1,283,000 and reserved $561,000 for these actions.

    With regard to the site in the City of St. Louis, Missouri, the Company placed it in the Missouri Voluntary Cleanup Program, which provides opportunities to contain costs while maximizing possibilities for development. Laclede sold this site in 1950 and the subsequent owners operated a coke manufacturing facility on it. The Company submitted a site characterization report to the Missouri Department of Natural Resources that it accepted subject to the Company's development of a remedial action plan by the end of August 2001. The Company's current estimate of the cost of the site investigation, agency oversight and related legal and engineering consulting fees is $590,000. As of June 30, 2001, the Company has paid $476,000 and reserved an additional $114,000. The Company requested that other former site owners and operators share the costs of the investigation and any actions, and one former owner has reimbursed the Company for some of the costs. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties, if practicable.

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

8. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Fiscal 2000 Form 10-K.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended June 30, 2001
-------------------------------

Due to the seasonal nature of the Company's core gas distribution business, earnings are typically concentrated in the first six months of the fiscal year, the period that corresponds with the heating season. In the remaining warm spring and summer months, gas sales volumes are low, and revenues and earnings generally decline. During the quarter ended June 30, 2001, the Company experienced a loss of $.20 per share compared with a gain of $.02 per share for the quarter ended June 30, 2000. The decrease in earnings was primarily attributable to the negative impact of lower sales levels resulting from weather experienced this quarter that was 41% warmer than normal and 37% warmer than the same quarter last year. Earnings also decreased due to higher costs of doing business and increased interest expense.

Utility operating revenues for the quarter ended June 30, 2001 were $23.3 million, or 27.1%, above those for the same quarter last year. The increase was primarily due to higher wholesale gas costs that are passed on to Laclede's customers in accordance with the Company's Purchased Gas Adjustment Clause, partially offset by reduced sales volumes reflecting the warmer weather. System therms sold and transported decreased by 16.7 million therms, or 12.6%, below the quarter ended June 30, 2000.

Non-utility operating revenues for this quarter increased $4.3 million from those revenues for the same quarter last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary.

Utility operating expenses for the quarter ended June 30, 2001 increased $29.8 million or 36.9%, above those for the same period last year. Natural and propane gas expense this quarter increased $22.5 million above last year's level primarily due to higher rates charged by the Company's suppliers, partially offset by decreased volumes purchased for sendout mainly because of warmer weather. Other operation and maintenance expenses increased $4.4 million, or 17.2%, due to higher wage rates, lower net pension credits, reduced gains on lump sum pension settlements, and higher distribution and maintenance expenses. Depreciation and amortization expense increased slightly. Taxes, other than income taxes, increased $2.8 million primarily due to higher gross receipts taxes (reflecting the increased revenues)and higher real estate and personal property taxes.

Non-utility operating expenses increased $4.2 million this quarter mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

The $1.1 million increase in interest expense is due to increased short-term interest expense (primarily attributable to higher average borrowings) and to higher interest on long-term debt resulting mainly from the issuance of $30 million of 7.90% first mortgage bonds in September 2000.



Nine Months Ended June 30, 2001
-------------------------------

Temperatures for the nine months ended June 30, 2001 were 9% colder than normal. In contrast, the same period last year was the third warmest comparable period for the century. As a result, the nine months ended June 30, 2001 was 30% colder than the comparable period last year, resulting in a substantial increase in the earnings level achieved this year as compared with the same period last year.

Earnings were $1.88 per share for the nine months ended June 30, 2001 compared with $1.55 per share for the nine-month period ended June 30, 2000. In addition to the favorable impact of higher sales levels resulting from colder weather, earnings also increased due to the benefit of the general rate increase effective December 27, 1999. These factors were partially offset by a higher provision for uncollectible accounts reflecting a significant increase in accounts receivable balances due to higher revenues compared with last year, higher carrying costs on natural gas purchased in the wholesale market prior to receiving payment from customers, and higher costs of doing business.

A dramatic rise across the nation this past winter in the wholesale cost of natural gas, coupled with the significantly higher sales levels arising from the colder weather, resulted in utility operating revenues for the nine months ended June 30, 2001 of $851.1 million compared with $460.8 million for the same period last year. Increases or decreases in the wholesale cost of natural gas are passed on to Laclede's customers in accordance with the Company's Purchased Gas Adjustment Clause. System therms sold and transported increased by 163.0 million therms, or 19.9%, above the nine months ended June 30, 2000.

Non-utility operating revenues for this period increased $35.4 million from those revenues for the same period last year mainly due to increased gas marketing sales by Laclede Energy Resources, Inc., a wholly-owned non-utility subsidiary.

Utility operating expenses for the nine months ended June 30, 2001 were $776.5 million compared with $397.3 million for the same period last year - mainly the result of the increase in the wholesale cost of natural gas and the colder weather. Natural and propane gas expense increased $343.2 million above last year's level primarily due to the higher rates charged by the Company's suppliers and increased volumes purchased for sendout mainly because of colder weather. Other operation and maintenance expenses increased $13.1 million, or 16.3%, principally due to a higher provision for uncollectible accounts, higher wage rates, lower gains on lump sum pension settlements, lower net pension credits, higher distribution and maintenance expenses and higher group insurance charges. Depreciation and amortization expense increased $1.4 million due to additional depreciable property and an increased proportion of amortization related to shorter-lived property. Taxes, other than income taxes, increased $21.6 million primarily due to higher gross receipts taxes (reflecting the increased revenues), and to a lesser extent, increased real estate and personal property taxes.

Non-utility operating expenses increased $34.5 million this period mainly due to increased gas expense associated with gas marketing sales by Laclede Energy Resources, Inc.

Other Income and Income Deductions - Net increased $.6 million primarily due to higher interest income, partially offset by expenses related to the holding company formation and strategic planning initiatives.

The $4.5 million increase in interest expense is due to increased short-term interest expense (primarily attributable to higher average borrowings) and to higher interest on long-term debt resulting mainly from the issuance of $30 million of 7.90% first mortgage bonds in September 2000.

The increase in income taxes is mainly due to higher pre-tax income.


Updated Regulatory Matters
--------------------------

On May 18, 2001, Laclede filed a request with the Missouri Public Service Commission (MoPSC or Commission) for a general rate increase to recover costs related to the operation of its gas distribution system. Laclede does not anticipate higher rate levels during the current fiscal year. On June 7, 2001, the Commission issued an order suspending the general rate increase until it has reviewed and audited the filing, held hearings and reached its determination whether and to what extent the rate increase request should be granted. By statute, the MoPSC process may take no longer than eleven months. Laclede's request is for a rate adjustment that would increase its annual revenues by $39.8 million and increase a typical residential heating customer's bill by an average of about $4.90 a month. Historically, the MoPSC has not granted Laclede's rate increase requests in full.

The MoPSC previously approved an extension of the Company's Gas Supply Incentive Plan (GSIP) with modifications through September 30, 2001. Under the GSIP, Laclede shares certain gains and losses related to the acquisition and management of its gas supply assets, but the Company retains all income resulting from sales made outside of its traditional service area. During the quarter ended June 30, 2001, these activities (the GSIP and off system sales) produced savings of $7.9 million for Laclede customers and $3.2 million in pretax income to its shareholders. For the nine months ended June 30, 2001, these activities produced savings of $21.5 million for Laclede customers and $7.8 million in pretax income to its shareholders. On November 17, 2000, the Company filed a proposal with the MoPSC to extend, add a fixed price component, and make other modifications to the GSIP. The MoPSC held a hearing on the matter in June 2001, but as of the date of this filing, an order has not yet been issued.

The Company's Purchased Gas Adjustment (PGA) Clause, through which the Company flows through to customers the cost of purchased gas supplies, allows two scheduled PGA filings each year, one for the summer months and another for the winter period, plus one unscheduled winter filing if certain conditions are met. The significant increase in natural gas prices from last spring through this past winter necessitated an unscheduled filing that increased PGA rates in January 2001. However, the MoPSC approved an additional unscheduled filing in February 2001 which reduced PGA rates in response to declining wholesale gas prices and to flow through a portion of the gains made by the Company on its purchases and sales of financial instruments under the Company's Price Stabilization Program. The Company's spring PGA filing, effective April 18, 2001, further reduced PGA rates.

The Price Stabilization Program (PSP) authorizes the Company to purchase certain financial instruments in an effort to hedge against significant increases in the cost of natural gas. The cost of such financial instruments, however, like the cost of natural gas itself, increased significantly from last spring through this past winter. As a result, the MoPSC granted the Company's request to reduce the amount of natural gas purchases required to be covered by such financial instruments for this past heating season. In February of this year, the MoPSC approved modifications to the PSP, including that $4 million in supplemental funding be added to the PSP for the purchase of financial instruments for the next heating season. The Company relinquished a claim on $4 million arising from gains realized from the purchase and sale of such instruments during the recent heating season and has offered to utilize a similar amount to provide funding for such instruments in the 2002-2003 program year. The MoPSC has also approved modifications to the PSP to reduce the 2001-2002 percentage of gas requirements covered by the PSP. The Company is pursuing an extension of the PSP.

On May 11, 2000, the Company appealed to the Circuit Court of Cole County, Missouri the MoPSC's decision on one of the contested issues in the Company's 1999 rate case relating to the calculation of the Company's depreciation rates. On December 1, 2000, the court remanded this decision to the MoPSC based on inadequate findings of fact. On June 28, 2001, the MoPSC issued an Order that upheld its previous Order. This decision has no adverse impact on the $11.24 million increase in rates, which became effective December 27, 1999, or the Company's earnings. On July 6, 2001, the Company filed an Application for Rehearing of the Commission's second Order. The Company believes a favorable decision, when recognized in the Company's rates, would be expected to benefit the Company's cash flows.

In response to recent price increases in the commodity cost of natural gas that have led to significant increases in the prices paid by customers of local distribution companies, like Laclede, the MoPSC established a case and task force to investigate the process for the recovery of natural gas commodity cost increases by such companies from their customers. Meetings of the task force have been scheduled throughout this spring and summer in which Laclede has participated.

On April 20, 2001, the Company filed with the MoPSC a Weather Mitigation Plan (Plan) that would protect Laclede's customers from weather-related fluctuations in their bills and help stabilize the Company's annual revenues in that regard. The Plan, as filed, would mitigate the volatile effects of weather by basing a portion of customers' winter bills on usage associated with normal weather and adjusting to offset the impact of temperatures that are colder or warmer than normal. Currently, the Company's revenues increase or decrease depending on colder- or warmer-than-normal weather.
The weather adjustment, if approved by the Commission, would apply to the Company's distribution costs, that portion of a customer's bill that covers Laclede's costs of operating and maintaining its distribution system and storage facilities. It would not affect increases and decreases in wholesale gas costs that are passed on to customers in accordance with the Company's Purchased Gas Adjustment Clause. By stabilizing the Company's weather-related revenues, the Plan would allow Laclede to cover what are primarily fixed costs that do not fluctuate with the weather while still providing the Company's shareholders with a fair return on investment.
On July 12, 2001, the MoPSC suspended the Company's tariff filing in response to motions filed by the Commission's Staff and Public Counsel. A prehearing conference was held on July 23, 2001.

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



Liquidity and Capital Resources
-------------------------------

The Company's short-term borrowing requirements typically peak during colder months when the Company borrows money to cover the gap between when the Company purchases its natural gas and when the Company's customers pay for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. The Company currently has a primary line of credit totaling $150 million extending through November 29, 2001. The Company also had various supplemental lines of credit of up to $100 million that provided for aggregate credit lines of up to $250 million during various periods of the heating season. On April 30, 2001, the aggregate credit lines were reduced to $185 million through September 13, 2001. During fiscal 2001 to date, the Company sold commercial paper aggregating to a maximum of $234.8 million at any one time, but did not borrow from the banks under the aforementioned lines of credit. Short-term borrowings amounted to $90.2 million at June 30, 2001.

On June 26, 2001, the Company issued $50 million of first mortgage bonds with an interest rate of 6 5/8%, at an overall cost to the Company of 6.968%. The bonds were dated June 15, 2001 and mature June 15, 2016. The proceeds were used to repay short-term debt. These bonds were issued under the Company's registration statement on Form S-3 filed last year with the Securities and Exchange Commission relative to the sale of up to $350 million of first mortgage bonds, debt securities and common stock. $270 million of such securities remains registered with the SEC and authorized by the MoPSC for future issuance.

Construction expenditures for utility purposes for the nine months ended June 30, 2001 were $33.6 million compared with $36.8 million for the same period last year.
                                 Page 14

Capitalization at June 30, 2001 increased $66.2 million since September 30, 2000 and consisted of 51.2% common stock equity, .2% preferred stock equity and 48.6% long-term debt.

The seasonal nature of the Company's sales affects the comparison of certain balance sheet items at June 30, 2001 and at September 30, 2000 such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance and Delayed Customer Billings.



Environmental Matters
---------------------

The Company is subject to various environmental laws and regulations. To date they have not materially affected the Company's financial position and results of operations. In the past, the Company operated various manufactured gas plants that produced certain by-products and residuals. Environmental efforts are underway at two of the sites.

The actions relative to the site in Shrewsbury, Missouri with the state and federal environmental regulatory agencies are nearing completion.
In the process of grading, some manufactured gas wastes were released into an adjacent stream, which the Company contained. The Company and the agencies have tentatively agreed on a work plan that will restore the integrity of the stream bank and prevent a recurrence of any such release. The current estimate for the overall costs of actions for this site is $1,844,000. As of June 30, 2001, the Company has paid $1,283,000 and reserved $561,000 for these actions.

With regard to the site in the City of St. Louis, Missouri, the Company placed it in the Missouri Voluntary Cleanup Program, which provides opportunities to contain costs while maximizing possibilities for development. Laclede sold this site in 1950 and the subsequent owners operated a coke manufacturing facility on it. The Company submitted a site characterization report to the Missouri Department of Natural Resources that it accepted subject to the Company's development of a remedial action plan by the end of August 2001. The Company's current estimate of the cost of the site investigation, agency oversight and related legal and engineering consulting fees is $590,000. As of June 30, 2001, the Company has paid $476,000 and reserved an additional $114,000. The Company requested that other former site owners and operators share the costs of the investigation and any actions, and one former owner has reimbursed the Company for some of the costs. The Company plans to seek proportionate reimbursement of all costs relative to this site from any other potentially responsible parties, if practicable.

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

Other Matters
-------------

On October 26, 2000, the Company announced its intention, subject to receipt of the necessary approvals, to reorganize its corporate structure to form a holding company known as The Laclede Group, Inc. As a result of the reorganization, The Laclede Group, Inc. would become a holding company under the Public Utility Holding Company Act of 1935 but would be exempt from all provisions of the Act except Section 9(a)(2) thereof. At the January 25, 2001 annual meeting, Laclede Gas shareholders voted and approved the reorganization. In December 2000, the Company filed an application with the MoPSC requesting its approval of the proposal. On July 9, 2001, the parties to the case before the MoPSC filed a Unanimous Stipulation and Agreement recommending approval of the Company's application with certain conditions, but an order has not yet been issued as of the date of this filing.




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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) Reports on Form 8-K

             The Company filed four Form 8-K's during the quarter ended June 30, 2001.

         Items reported:

         On April 20, 2001, the Company filed an 8-K (with a report date of April 20, 2001) with the press release announcing the filing with the Missouri Public Service Commission seeking approval of a weather mitigation plan.

         On April 26, 2001, the Company filed an 8-K (with a report date of April 26, 2001) with its press release announcing its financial results for the quarter and six months ended March 31, 2001.

         On May 18, 2001, the Company filed an 8-K (with a report date of May 18, 2001) with its press release announcing its filing with the Missouri Public Service Commission for rate recovery of increases in its distribution costs.

         On June 22, 2001, the Company filed an 8-K (with a report date of June 21, 2001) reporting that it executed an underwriting agreement for the sale of $50 million principal amount of its first mortgage bonds, 6 5/8% series due June 15, 2016. It also incorporated by reference the consolidated audited financial statements of Ambac Assurance Corporation and subsidiaries as of December 31, 2000 and December 31, 1999 and for each of the three years in the period ended December 31, 2000 included in the current report on form 8-K of Ambac Financial Group, Inc. and the consolidated unaudited financial statements of Ambac Assurance and subsidiaries as of March 31, 2001 and for the periods ended March 31, 2001 and 2000, into the Company's June 22, 2001 Form 8-K, the Company's registration statement on Form S-3 (Registration Statement No. 333-40362) and the prospectus supplement dated June 21, 2001 relating to the bonds filed pursuant to Rule 424 (b) under the Securities Act. The consent of KPMG LLP, independent accountants for Ambac Assurance, insurer of the bonds, to the incorporation by reference of its report dated January 22, 2001 on the audited financial statements of Ambac Assurance and to the use of its name in the prospectus supplement, was filed as Exhibit 23.01 to the Company's June 22, 2001 8-K.

              LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LACLEDE GAS COMPANY



Date: July 27, 2001
                                                /s/ G. T. McNeive, Jr.
                                             ------------------------------
                                                   G. T. McNeive, Jr.
                                              Sr. Vice President - Finance
                                                  and General Counsel
                                              (Authorized Signatory and
                                                Chief Financial Officer)