Form 10-K
period 2002-09-30
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2002-12-05
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.


                                  FORM 10-K

                                ANNUAL REPORT




                For the Fiscal Year Ended September 30, 2002

                           THE LACLEDE GROUP, INC.

                             LACLEDE GAS COMPANY

                    720 Olive Street, St. Louis, MO 63101

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2002
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from           to
                               ---------    ---------



-------------------------------------------------------------------------------
Commission File    Exact Name of Registrant as     States of        I.R.S.
Number             Specified in its Charter and    Incorporation    Employer
                   Principal Office Address and                     ID
                   Telephone Number                                 Number
-------------------------------------------------------------------------------
1-16681                 The Laclede Group, Inc.    Missouri         74-2976504
                        720 Olive Street
                        St. Louis, MO  63101
                        314-342-0500
-------------------------------------------------------------------------------
1-1822                  Laclede Gas Company        Missouri         43-0368139
                        720 Olive Street
                        St. Louis, MO  63101
                        314-342-0500
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act (as of the date of this report)
-------------------------------------------------------------------------------
Name of Registrant            Title of Each           Name of Each Exchange
                              Class                    on which registered
-------------------------------------------------------------------------------
The Laclede Group, Inc.       Common Stock $1.00      New York Stock Exchange
                              par value
-------------------------------------------------------------------------------
The Laclede Group, Inc.       Preferred Share         New York Stock Exchange
                              Purchase Rights
-------------------------------------------------------------------------------
Laclede Gas Company           None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

         The Laclede Group, Inc.:             Yes  X            No
                                                   -----            -----

         Laclede Gas Company:                 Yes  X            No
                                                   -----            -----

and (2) has been subject to such filing requirements for the past 90 days:

         The Laclede Group, Inc.:             Yes  X            No
                                                   -----            -----

         Laclede Gas Company:                 Yes  X            No
                                                   -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $447,055,178 as of October 31, 2002.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:




                                                          Shares Outstanding At
Registrant                 Description of Common Stock       October 31, 2002
----------                 ---------------------------       ----------------

The Laclede Group, Inc.    Common Stock ($1.00 Par Value)       18,957,798

Laclede Gas Company        Common Stock ($1.00 Par Value)              100


Incorporated by Reference:                          Form 10-K Part III
         Proxy Statement dated December 24, 2002*
         Index to Exhibits is found on page 60.

*The information under the captions "Compensation Committee Report Regarding Executive Compensation", "Performance Graph", and "Audit Committee Report" on pages 12-16 of the Proxy Statement are NOT incorporated by reference.

                                   Part I

Item 1.  Business

The Laclede Group, Inc. (Laclede Group or the Company) is an exempt public holding company committed to providing reliable natural gas service through its regulated core utility operations while developing its presence in non-regulated activities that fit well and provide opportunities for sustainable growth. Its primary subsidiary--Laclede Gas Company (Laclede Gas or the Utility)--is the largest natural gas distribution utility in Missouri, serving more than 630,000 residential, commercial and industrial customers in St. Louis and surrounding counties of eastern Missouri. In January 2002, Laclede Group acquired SM&P Utility Resources, Inc. (SM&P), one of the nation's major underground locating and marking service businesses, performing more than 10 million locates annually. SM&P, headquartered in Carmel, Indiana, now is a wholly owned subsidiary of Laclede Group. Other non-regulated subsidiaries provide less than 10% of revenues.

The Consolidated Financial Statements included in this report present the consolidated financial position, results of operations and cash flows of Laclede Group after the October 1, 2001 restructuring, as well as the consolidated financial position, results of operations and cash flows of Laclede Gas prior to restructuring. The consolidated financial position, results of operations and cash flows of Laclede Gas Company immediately before the restructuring are essentially identical to the consolidated financial position, results of operations and cash flows of Laclede Group immediately after the restructuring.

The Consolidated Financial Statements for Laclede Gas present the consolidated financial position, results of operations and cash flows of Laclede Gas throughout the reported periods, as well as the consolidated financial position, results of operations and cash flows of Laclede Gas' former subsidiaries prior to the October 1, 2001 restructuring. These consolidated financial statements, notes to consolidated financial statements, and management's discussion and analysis are included in this report as Exhibit 99.1.


NATURAL GAS SUPPLY

The past year has been one of unprecedented turmoil for the large mid-market supply aggregators that recently have played a significant role nationally in natural gas trading and marketing. Laclede Gas did not participate in such activities and was able to avoid adverse financial impact during this difficult period. However, the changing marketplace caused us to significantly revamp our gas supply portfolio for the current heating season. Relationships are being re-established with large equity owners of natural gas in addition to smaller natural gas companies that, until recently, have used the large supply aggregators as intermediaries. Laclede's firm transportation access to a diverse number of strategic locations has facilitated the process of restructuring our gas supply portfolio.

Laclede Gas Company's fundamental gas supply strategy remains unchanged: to meet the two-fold objective of 1) ensuring that the gas supplies we acquire are dependable and will be delivered when needed and, 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring our natural gas supply portfolio, we continue to focus on natural gas assets that are strategically positioned to meet the gas company's primary objectives. We utilize both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions.

In fiscal 2002, Laclede Gas purchased natural gas from 25 different suppliers to meet current gas sales and storage injection requirements. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 59.2 billion cubic feet (Bcf). Our utility also holds firm transportation on several interstate pipeline systems that access our gas supplies upstream of MRT. An additional 10.9 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 10.2 Bcf on the Williams Gas Pipeline system. Some of our commercial and industrial customers also purchased their own gas and arranged for delivery to them of approximately
17.4 Bcf for transportation through our distribution system.

The fiscal 2002 peak day sendout of natural gas to our utility customers occurred on February 26, 2002, when the average temperature was 18 degrees Fahrenheit. On that day, our customers consumed 864,651 million Btu of natural gas. About two-thirds of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Williams transportation systems, and the other third was met from the Utility's on-system storage and peak shaving resources.

UNDERGROUND NATURAL GAS STORAGE

Laclede Gas has a contractual right to store approximately 23.1 Bcf of gas in MRT's storage system located in Unionville, Louisiana. MRT's tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15.

In addition, Laclede Gas supplements flowing pipeline gas with natural gas withdrawn from its underground storage field located in St. Louis and St. Charles Counties. The field is designed to provide 357,000 MMBtu of natural gas withdrawals on a peak day, and annual withdrawals of approximately 5,500,000 MMBtu of gas based on the inventory level that Laclede plans to maintain.


PROPANE SUPPLY

Laclede Pipeline Company, a wholly owned subsidiary, operates a propane pipeline that connects the propane storage facilities of Laclede Gas in St. Louis County, Missouri, to propane supply terminal facilities located at Wood River and Cahokia, Illinois. Laclede Gas vaporizes the propane to supplement its natural gas supply and meet the peak demands on the distribution system.


REGULATORY MATTERS

After regulatory review that occupied a good deal of calendar 2001, Laclede Gas obtained approval from the Missouri Public Service Commission to implement new rates, effective December 1, 2001, that were designed to increase annual utility base rates by about $15 million. The settlement reached in this case also permitted Laclede Gas to continue to retain all income earned from sales made outside of its traditional service area and further provided for retention of all revenues derived from the release of available pipeline capacity. However, the extreme warm weather of the 2001-2002 heating season eroded much of the fiscal 2002 impact of these new rates, and the settlement itself left important issues unresolved.

Therefore, on January 25, 2002, Laclede Gas filed a second request for a general rate increase that would have increased the Company's annual revenues by $36.1 million to recover costs related to the operation of its gas distribution system. As part of this rate increase filing, the utility also proposed a Weather Mitigation Plan that was designed to help stabilize annual revenues, which historically have been highly dependent on the weather. During August and September 2002, we entered into a series of stipulations and agreements with the Commission's Staff, the Office of the Public Counsel and other parties to settle the rate case in a manner designed to generate an additional $14 million in annual rate revenues. In addition, the settlement included the establishment of a new, less weather-sensitive rate design to ensure that the utility's relatively fixed distribution costs - costs that are required to serve our heating customers
- are primarily recovered from sales made to those customers in a manner that does not vary with the weather. In the settlement, we also were able to stabilize the regulatory treatment of pension expense, which previously tended to create significant year-to-year fluctuations in our utility operating expenses. By essentially locking in pension expense for the future, we have stabilized another volatile factor that previously had impacted results. Finally, the settlement imposed a moratorium on additional general rate increase filings by the Company until March 1, 2004. On October 3, 2002, the Commission approved the comprehensive rate case settlement, and the new rates went into effect November 9, 2002.

On February 19, 2002, Laclede Gas made a filing to revise its Purchased Gas Adjustment (PGA) Clause so that we would be permitted to adjust the gas cost component of our rates more frequently to recover our costs more closely to the time period in which they are incurred and to better reflect market prices during the high-volume winter months. The Commission approved such a plan, in which scheduled gas cost adjustments will be implemented in November, January, March, and June. As part of the same ruling, the Commission also clarified that costs and cost reductions associated with the utility's use of natural gas financial instruments, including carrying costs, are gas costs that are recoverable through the PGA mechanism.

On June 28, 2002, the Commission's Staff, in a proceeding established to review the utility's gas costs for fiscal 2001, recommended the disallowance of approximately $4.9 million in pre-tax gains achieved by the utility through its incentive-based Price Stabilization Program, which was discontinued beyond March 31, 2002. We believe that Staff's position lacks merit and intend to vigorously oppose the adjustment in a proceeding for which a hearing is scheduled to occur in February 2003.

On July 29, 2002, Laclede Gas made a tariff filing to implement an innovative "Catch-Up/Keep-Up" Program for eligible, low-income customers. The purpose of this unique, new program is to assist those who have fallen behind in their payments manage their energy bills in a manner that, over time, will eliminate their past due balances for natural gas service, ensure their continued access to gas service under manageable terms, and ultimately reduce the level of uncollectibles experienced by the utility to the benefit of all customers. After intensive discussions, on September 18, 2002, Laclede Gas withdrew its original filing in order to prepare a new filing, which we ultimately made on September 23, 2002, that reflected various revisions responsive to the comments of the Staff and the Office of the Public Counsel in connection with our original filing. An essential aspect of this program is that it is to be funded by savings we are able to achieve as a result of our ability to successfully negotiate discounts from the rates charged by our pipeline suppliers. A hearing is scheduled in early December, after which the Commission will determine whether to allow us to implement this important program.

As previously reported, in September 2001, the Commission ruled that our Gas Supply Incentive Plan (GSIP) should be allowed to expire on September 30, 2001. Under the GSIP, the utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. On February 19, 2002, the Commission denied our application for rehearing, whereupon we filed a petition for judicial review of the Commission's decision with the Cole County Circuit Court, together with a motion requesting that the Commission's decision be stayed. The request for stay was denied on May 13, 2002. The petition for judicial review is still pending.


OTHER PERTINENT MATTERS

At its January 25, 2001 annual meeting of shareholders, Laclede Gas shareholders approved, by a two-thirds majority, a proposal to reorganize its corporate structure to form a holding company, known as The Laclede Group, Inc. Laclede subsequently received the necessary approval for this restructuring from the MoPSC, and the corporate restructuring became effective on October 1, 2001. Under the new structure, Laclede Gas and its former subsidiaries operate as separate subsidiaries of The Laclede Group. The following charts illustrate the major organizational changes resulting from this restructuring.

                                             Organization Structure
                                            Prior to October 1, 2001

                                               -------------------
                                               Laclede Gas Company
                                               -------------------
                                                       |
                     --------------------------------------------------------------------
                     |                                 |                                |
           ----------------------         ---------------------------        ------------------------
           Laclede Investment LLC         Laclede Development Company        Laclede Pipeline Company
           ----------------------         ---------------------------        ------------------------
                     |                                 |
       ------------------------------        ---------------------
       Laclede Energy Resources, Inc.        Laclede Venture Corp.
       ------------------------------        ---------------------
                     |
      ---------------------------------
      Laclede Gas Family Services, Inc.
      ---------------------------------


                                             Organization Structure
                                            Effective October 1, 2001

                                             -----------------------
                                             The Laclede Group, Inc.
                                             -----------------------
                                                       |
         -------------------------------------------------------------------------------------------
         |                          |                                |                             |
-------------------       ----------------------        ---------------------------     ------------------------
Laclede Gas Company       Laclede Investment LLC        Laclede Development Company     Laclede Pipeline Company
-------------------       ----------------------        ---------------------------     ------------------------
                                    |                                |
                      ------------------------------       ---------------------
                      Laclede Energy Resources, Inc.       Laclede Venture Corp.
                      ------------------------------       ---------------------
                                    |
                     ---------------------------------
                     Laclede Gas Family Services, Inc.
                     ---------------------------------


Since the October 1, 2001 restructuring, stock certificates previously representing shares of Laclede Gas common stock have represented the same number of shares of The Laclede Group common stock. All serial preferred stock issued by Laclede Gas remains issued and outstanding as shares of Laclede Gas serial preferred stock. The dividend rate for the preferred stock has not changed and those dividends will continue to be paid by Laclede Gas. All outstanding indebtedness and other obligations of Laclede Gas prior to the restructuring remain outstanding as obligations of Laclede Gas.

On October 1, 2001, The Laclede Group had no outstanding securities other than common stock, but it could issue other securities in the future. The Laclede Group common stock is listed on the New York Stock Exchange and trades under the ticker symbol "LG".

The business of Laclede Gas is subject to a seasonal fluctuation with the peak period occurring in the winter season. The operations of SM&P tend to be counter-seasonal to those of Laclede Gas and are impacted by construction trends. SM&P's revenues are dependent on a limited number of customers, primarily in the utility and telecommunications sector, with contracts that may be terminated on as short as 30 days' notice.

                                    *****

As of September 30, 2002, Laclede Gas had 1,948 employees, which includes 16 part-time employees. SM&P had 2,005 employees, which includes 17 part-time employees.

                                    *****

Laclede Gas has a labor agreement with Locals 5-6 and 5-194 of the Paper, Allied-Industrial, Chemical & Energy Workers International Union (formerly known as the Oil, Chemical and Atomic Workers International Union), two locals which represent approximately 70% of Laclede's employees. On July 30, 2000, Laclede and Union representatives reached a new four-year labor agreement replacing the prior agreement which was to expire July 31, 2000. The new contract extends through July 31, 2004. The settlement resulted in wage increases of 2.75% in all four years, along with lump-sum payment provisions and other benefit improvements.

                                    *****

The business of Laclede Gas has monopoly characteristics in that it is the only distributor of natural gas within its (franchised) service area. The principal competition is the local electric company. Other competitors in Laclede's service area include suppliers of fuel oil, coal, liquefied petroleum gas in outlying areas, natural gas pipelines which can directly connect to large volume customers, and in a portion of downtown St. Louis, a district steam system. Gas for househeating, certain other household uses, and commercial and industrial space heating has historically been sold by Laclede at prices generally equal to or lower than are charged for other energies. Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage and vary widely in price throughout the year, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown area heating users.

Laclede Gas' residential, commercial, and small industrial markets, representing 83% of sales, remain committed to natural gas. Given the current adequate level of supply, Laclede Gas believes that the relationship between competitive equipment and operating costs will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas.

Laclede Gas' competitive exposure is presently limited to space and water heating applications in the new multi-family and commercial rental markets. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems has contained the growth of these alternatives. Several large customers use coal for boiler fuel. Environmental restrictions and their associated high capital costs for new equipment forestalls options toward further use of coal.

Laclede Gas offers gas transportation service to its large user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which Laclede Gas would have received under its regular sales rates. The availability of gas transportation service and favorable spot market prices for natural gas during certain times of the year may offer additional competitive advantages to Laclede Gas and new opportunities for distributed generation, cogeneration, and large tonnage air conditioning applications.

                                    *****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the company's financial position and results of operations. For a detailed discussion of environmental matters, see Note 14 in the Notes to the Consolidated Financial Statements on page 46.

                                    *****

Laclede Group issued 43,300 shares of its common stock during fiscal 2002 under its Dividend Reinvestment and Stock Purchase Plan. No additional common stock shares were issued in fiscal 2001.
Laclede Gas cancelled its treasury stock of 1,865,638 shares, in conjunction with the restructuring on October 1, 2001.

Customers and revenues contributed by each class of customers of Laclede Gas for the last three fiscal years are as follows:


     Regulated Gas Distribution Operating Revenues $(000)

                                                       2002                2001                2000
                                                       ----                ----                ----
Residential                                          $387,594            $619,090            $346,159
Commercial & Industrial                               142,259             250,741             123,578
Interruptible                                           1,769               3,063               1,922
Transportation                                         12,868              14,350              13,722
Off-System and Other Incentive                         43,443              30,218              40,163
Provision for Refunds and Other                         4,164               5,780               3,706
                                                     --------            --------            --------
     Total                                           $592,097            $923,242            $529,250
                                                     ========            ========            ========
Customers (End of Period)
                                                       2002                2001                2000
                                                       ----                ----                ----
Residential                                           588,630             584,269             586,783
Commercial & Industrial                                39,842              39,264              39,419
Interruptible                                              14                  15                  14
Transportation                                            152                 152                 154
                                                      -------             -------             -------
Total Customers                                       628,638             623,700             626,370
                                                      =======             =======             =======


Laclede Gas has franchises having initial terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas to lay pipes and other facilities in the community. The franchise in Florissant, Missouri expired in 1992 and since that time Laclede has continued to provide service in that community without a formal franchise. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas' current public utility business in the State of Missouri.

                                    *****
Non-Regulated Services:

On January 28, 2002, Laclede Group completed its acquisition from NiSource, Inc. of 100% of the stock of SM&P, one of the nation's major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, performs over 10 million locates annually. During fiscal 2002, its approximate 2,000 employees operated across 10 centrally located states - Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio, Oklahoma, Texas and Wisconsin. Locators mark the placement of underground facilities for providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. As a result of the acquisition, SM&P's earnings flow will not only diversify Laclede Group's earnings but also will be counter-seasonal to those of Laclede Gas. SM&P is a subsidiary of Laclede Group and will remain headquartered in Indiana. This acquisition was financed initially with conventional bank debt totaling $42.8 million.

                                    *****

Other Non-Regulated Subsidiaries include:

Laclede Investment LLC, a wholly owned subsidiary of The Laclede Group, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Investment LLC, is engaged in non-regulated efforts to market natural gas and related activities.

Laclede Gas Family Services, Inc., a wholly owned subsidiary of Laclede Energy Resources, Inc., is a registered insurance agency in the State of Missouri. It promotes the sale of insurance-related and other direct marketing products.

Laclede Development Company, a wholly owned subsidiary of The Laclede Group, participates in real estate development, primarily through joint ventures.

Laclede Venture Corp., a wholly owned subsidiary of Laclede Development Company, offers services for the compression of natural gas to third parties who desire to use or to sell compressed natural gas for use in vehicles. Laclede Venture Corp. also has a 28.5% interest in the LBP Partnership, a general partnership which previously engaged in research and development of light beam profiling technology. There is presently no book value and no effect on earnings is anticipated from this partnership investment.

Laclede Energy Services, Inc., a wholly owned subsidiary of The Laclede Group, Inc., was formed during fiscal 2002, and is engaged in providing energy management services. Effective May 1, 2002, Laclede Energy Services, Inc., began providing energy management services to Laclede Gas and Laclede Energy Resources, Inc.

The lines of business that constitute the other non-regulated activities of the corporate family are not considered separately reportable operating segments as defined by current accounting standards.


Item 2.  Properties

The principal utility properties of Laclede Gas consist of approximately 8,152 miles of gas main, related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas' utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights which are of indefinite duration and the general office building. The current lease on the general office building extends through February 2005 with options to renew for up to 15 additional years.

For information on SM&P's lease obligations, see Note 14 in the Notes to the Consolidated Financial Statements on page 46.

Other non-regulated properties of The Laclede Group do not constitute a significant portion of its properties.


Item 3.  Legal Proceedings

For a description of environmental matters, see Note 14 to the Consolidated Financial Statements on page 46. For a description of pending regulatory matters of Laclede Gas, see Part I, Item I, Business, Regulatory Matters on page 4.

In late August 2001, Laclede Gas was named a defendant in a lawsuit in the Circuit Court of the City of St. Louis, Missouri, Ronald J. Johnson vs. Laclede Gas Company, alleging that a class of persons residing in homes provided natural gas by Laclede Gas through direct buried copper service lines have, among other things, suffered diminution in property values and annoyance and discomfort due to residing in homes served by such allegedly corroded lines. The suit sought actual and punitive damages and an injunction requiring the repair and/or replacement of all such lines, which were alleged to number approximately 78,000. By letter dated September 21, 2001, its liability insurer advised Laclede Gas that the claims in the lawsuit, as pled, failed to qualify for any coverage under its excess general liability policy. Laclede Gas disagrees and continues to assert its right to coverage under the policy. The gas distribution business of Laclede Gas is regulated by the MoPSC, including as to safe and adequate service and rate matters. Under a current program, the Commission has provided for the monitoring and replacement of such lines. The costs of replacement, including carrying costs, have been included in rates established by the Commission. The MoPSC filed a Motion to Intervene and a Motion to Strike Plaintiff's Prayer for Injunctive Relief and to Stay Matters Within the Primary Jurisdiction of the MoPSC. The court subsequently granted the MoPSC's request for intervention. Laclede Gas filed a Motion to Dismiss which urged, among other things, the exclusive jurisdiction of the MoPSC as to gas safety matters generally and the direct buried copper service replacement program in particular. Laclede Gas filed a motion to dismiss the lawsuit that was granted by the Court on February 22, 2002. The plaintiff did not file an amended petition within the time granted by the Court but filed an appeal on April 3, 2002. On May 13, 2002, the plaintiff dismissed the appeal.

Laclede Group and its subsidiaries are involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.



EXECUTIVE OFFICERS OF REGISTRANT
Name, Age, and Position with Company                     Appointed (1)


D. H. Yaeger, Age 53
  The Laclede Group
  -----------------
  Chairman, President and Chief Executive Officer        October 2000

  Laclede Gas
  -----------
  Chairman, President and Chief Executive Officer        January 1999
  President and Chief Executive Officer                  January 1999
  President and Chief Operating Officer                  December 1997
  Executive Vice President - Operations and
    Marketing                                            September 1995

  SM&P
  ----
  Chief Executive Officer                                January 2002

K. J. Neises, Age 61
  Laclede Gas
  -----------
  Executive Vice President - Energy and
    Administrative Services                              January 2002
  Senior Vice President - Energy and
    Administrative Services                              March 1998
  Senior Vice President - Gas Supply and
    Regulatory Affairs                                   September 1995

J. Moten, Jr., Age 61
  Laclede Gas
  -----------
  Senior Vice President - Operations and Marketing       July 2001
  Vice President - Community Relations                   January 1994

R. E. Shively, Age 40
  Laclede Gas
  -----------
  Senior Vice President - Business and Services
    Development (3)                                      January 2001

  SM&P
  ----
  President                                              March 2002

B. C. Cooper, Age 43
  The Laclede Group
  -----------------
  Chief Financial Officer (2)                            September 2002

  Laclede Gas
  -----------
  Chief Financial Officer                                September 2002

C. R. Hoeferlin, Age 40
  Laclede Gas
  -----------
  Vice President - Operations                            July 2001
  Assistant Vice President - Operations                  January 2001
  (Superintendent of Operations)                         May 1999
  (Chief Engineer)                                       December 1996

P. J. Palumbo, Age 57
  Laclede Gas
  -----------
  Vice President - Industrial Relations                  September 1992

M. C. Pendergast, Age 46
  Laclede Gas
  -----------
  Vice President - Associate General Counsel             January 2002
  Assistant Vice President - Associate General Counsel   January 2000
  (Associate General Counsel)                            November 1997
  (Assistant General Counsel)                            November 1993

M. R. Spotanski, Age 42
  Laclede Gas
  -----------
  Vice President - Finance                               January 2001
  Assistant Vice President - Finance                     January 2000
  (Assistant to the President)                           March 1998
  (Manager, Gas Supply Planning)                         January 1996

J. A. Fallert, Age 47
  Laclede Gas
  -----------
  Controller                                             February 1998
  (Manager, Financial Services)                          February 1992

R. L. Krutzman, Age 56
  The Laclede Group
  -----------------
  Treasurer and Assistant Secretary                      October 2000

  Laclede Gas
  -----------
  Treasurer and Assistant Secretary                      February 1996

  SM&P
  ----
  Assistant Treasurer                                    January 2002

M. C. Kullman, Age 42
  The Laclede Group
  -----------------
  Corporate Secretary                                    October 2000

  Laclede Gas
  -----------
  Secretary and Associate General Counsel                February 2001
  Secretary and Associate Counsel                        February 1998
  (Associate Counsel)                                    August 1990

  SM&P
  ----
  Secretary                                              January 2002

P. B. Hunker, Jr., Age 63
  Laclede Gas
  -----------
  Assistant Vice President - Associate General Counsel   February 1997

S. F. Mathews, Age 44
  Laclede Gas
  -----------
  Assistant Vice President - Gas Supply                  February 2001
  (Director of Gas Supply)                               September 1995

R. L. Sherwin, Age 49
  Laclede Gas
  -----------
  Assistant Vice President - Regulatory Administration   February 1999
  Assistant Vice President - Human Resources             January 1997

R. A. Skau, Age 45
  Laclede Gas
  -----------
  Assistant Vice President - Human Resources             September 2001
  (Director, Labor Relations)                            February 1999
  (Manager, Labor Relations)                             February 1996

M. D. Waltermire, Age 44
  Laclede Gas
  -----------
  Assistant Vice President - Planning                    May 2001
  (Director - Internal Audit)                            January 1996

L. D. Rawlings, Age 49
  Laclede Gas
  -----------
  Assistant Treasurer (4)                                February 2000

( ) Indicates a non-officer position.
(1) Officers of Laclede Gas Company are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".
(2) Mr. Cooper served as Vice President of Finance at GenAmerica Corporation since 2000, and prior to that he was Vice President/Controller from 1999 through 2000 and Second Vice President/Associate Controller at GenAmerica Corporation from 1995 through 1999. Before joining GenAmerica Corporation, he was with KPMG Peat Marwick LLP.
(3) Prior to joining Laclede, Mr. Shively was a principal in the Atlanta office of Scott Madden & Associates since December 1994.
(4) Ms. Rawlings served as Vice President and Assistant Treasurer at Mercantile Bancorporation, which became Firstar Corp. in September 1999, from February 1996 to January 2000.

                                Part II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

At September 30, 2002, there were 7,458 holders of record of Laclede's common stock, which was listed on the New York Stock Exchange. As of October 1, 2001, the certificates for Laclede Gas common stock are deemed to represent the same number of shares of The Laclede Group common stock. The Laclede Group's stock is listed on the New York Stock Exchange and trades under the symbol "LG".


Common Stock Market and Dividend Information


                          Price Range          Dividends
Fiscal 2002             High       Low         Declared
--------------------------------------------------------

1st Quarter             25.300    22.600         $.335
2nd Quarter             24.900    22.000         $.335
3rd Quarter             24.880    22.000         $.335
4th Quarter             25.000    19.000         $.335


                          Price Range          Dividends
Fiscal 2001             High       Low         Declared
--------------------------------------------------------

1st Quarter             24.750    21.375         $.335
2nd Quarter             24.625    21.250         $.335
3rd Quarter             25.480    23.100         $.335
4th Quarter             25.400    21.750         $.335

Item 6.  Selected Financial Data


The Laclede Group, Inc.

                                                                           Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)                   2002            2001            2000             1999            1998
                                                        ----            ----            ----             ----            ----
Summary of Operations
Operating Revenues:
  Regulated
   Gas distribution                                  $  592,097      $  923,242      $  529,250       $  473,031      $  547,229
  Non-Regulated
   Services                                              94,116               -               -                -               -
   Other                                                 69,026          78,867          36,878           18,287          14,614
                                                     ----------      ----------      ----------       ----------      ----------
Total operating revenues                                755,239       1,002,109         566,128          491,318         561,843
                                                     ----------      ----------      ----------       ----------      ----------

Operating Expenses:
Regulated:
 Natural and propane gas                                340,045         640,006         294,717          246,294         311,759
 Other operation expenses                               106,027         101,915          86,970           83,661          86,128
 Maintenance                                             17,813          19,262          18,556           19,517          18,665
 Depreciation & amortization                             24,215          26,193          24,672           21,470          25,304
 Taxes, other than
  income taxes                                           48,342          65,062          42,788           41,660          43,773
                                                     ----------      ----------      ----------       ----------      ----------
Total regulated operating
  expenses                                              536,442         852,438         467,703          412,602         485,629
Non-Regulated
   Services                                              90,771               -               -                -               -
   Other                                                 68,264          77,346          35,082           17,497          12,894
                                                     ----------      ----------      ----------       ----------      ----------
Total operating expenses                                695,477         929,784         502,785          430,099         498,523
                                                     ----------      ----------      ----------       ----------      ----------
Operating Income                                         59,762          72,325          63,343           61,219          63,320

Allowance for Funds Used
 During Construction                                       (149)            749             397              739             609
Other Income and Income
 Deductions - Net                                           827             668             338             (942)            674
                                                     ----------      ----------      ----------       ----------      ----------
Income Before Interest
 and Income Taxes                                        60,440          73,742          64,078           61,016          64,603
                                                     ----------      ----------      ----------       ----------      ----------
Interest Charges:
 Interest on long-term debt                              20,820          18,372          15,164           13,966          14,797
 Other interest charges                                   4,989          10,067           8,844            6,627           6,473
                                                     ----------      ----------      ----------       ----------      ----------
    Total interest charges                               25,809          28,439          24,008           20,593          21,270
                                                     ----------      ----------      ----------       ----------      ----------
Income Before Income Taxes                               34,631          45,303          40,070           40,423          43,333
Income Taxes                                             12,247          14,831          14,105           14,361          15,441
Dividends on Redeemable Preferred
 Stock - Laclede Gas                                         68              87              93               97              97
                                                     ----------      ----------      ----------       ----------      ----------
Net Income Applicable to
 Common Stock                                        $   22,316      $   30,385      $   25,872       $   25,965      $   27,795
                                                     ==========      ==========      ==========       ==========      ==========
Earnings Per Share of
 Common Stock                                             $1.18           $1.61           $1.37            $1.43           $1.58
                                                     ==========      ==========      ==========       ==========      ==========

The Laclede Group, Inc.
                                                                           Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)                   2002            2001            2000             1999            1998
                                                        ----            ----            ----             ----            ----
Dividends Declared-
 Common Stock                                        $   25,311       $  25,296      $  25,297       $  24,459       $  23,229
Dividends Declared Per
 Share of Common Stock                                    $1.34           $1.34          $1.34           $1.34           $1.32

Utility Plant
 Gross Plant-End of Period                           $  988,747       $ 949,775      $ 915,998       $ 872,527       $ 833,685
 Net Plant-End of Period                                594,376         569,640        545,715         517,635         490,585
 Construction Expenditures                               48,765          46,952         51,635          48,698          47,254
 Property Retirements                                     9,769          13,141          6,663           8,190           6,205
Goodwill                                                 27,455               -              -               -
Other Property and Investments                           46,986          32,893         29,664          27,866          33,834
Total Assets                                         $1,081,873       $ 975,910      $ 931,740       $ 837,664       $ 777,291

Capitalization-
 End of Period
 Common Stock and Paid-In
   Capital                                           $   83,588       $ 106,590      $ 106,579       $ 106,570       $  82,460
 Retained Earnings                                      202,517         205,512        200,423         199,848         198,342
 Accumulated Other
   Comprehensive Income (Loss)                             (339)             -              -             (77)               -
 Treasury Stock                                               -         (24,017)       (24,017)        (24,017)        (24,017)
                                                    -----------      ----------     ----------     -----------      ----------
       Common stock equity                              285,766         288,085        282,985         282,324         256,785

 Redeemable Preferred Stock -
   Laclede Gas                                            1,266           1,588          1,763           1,923           1,960
 Long-Term Debt                                         259,545         284,459        234,408         204,323         179,238
                                                    -----------      ----------     ----------     -----------      ----------
      Total capitalization                           $  546,577       $ 574,132      $ 519,156       $ 488,570       $ 437,983
                                                    ===========      ==========     ==========     ===========      ==========

Shares of Common Stock
 Outstanding-End of Period                               18,921          18,878         18,878          18,878          17,628
Book Value Per Share                                     $15.10          $15.26         $14.99          $14.96          $14.57





Laclede Gas Company's Selected Financial Data is included in Exhibit 99.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE LACLEDE GROUP, INC.

INTRODUCTION

This management's discussion analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries, under the corporate organizational structure that was in place during the three fiscal years ended September 30, 2002. It includes management's view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year, and their effects on overall financial condition and liquidity. Effective October 1, 2001, the corporation reorganized, such that Laclede Gas Company (Laclede Gas or the Utility) and its subsidiaries became separate subsidiaries of Laclede Group, an exempt holding company under the Public Utility Holding Company Act of 1935. The consolidated results of Laclede Group for fiscal year 2002 are comparable to the consolidated results for Laclede Gas for fiscal years 2001 and 2000. Note 2 to the Consolidated Financial Statements discusses the new holding company structure.

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as "may," "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

o    weather conditions and catastrophic events;
o    economic, competitive, political and regulatory conditions;
o legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
     o   allowed rates of return
     o   incentive regulation
     o   industry and rate structures
     o   purchased gas adjustment provisions
     o   franchise renewals
     o   environmental or safety matters
     o   taxes
     o   accounting standards;
o    the results of litigation;
o retention, ability to attract, ability to collect from and conservation efforts of customers;
o capital and energy commodity market conditions including the ability to obtain funds for necessary capital expenditures and general operations and the terms and conditions imposed for obtaining sufficient gas supply; and
o    employee workforce issues.

Readers are urged to consider the risks, uncertainties and other factors that could affect our business as described in this report. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. We do not, by including this statement, assume any obligation to review or revise any particular forward-looking statement in light of future events.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the combined notes thereto.


RESULTS OF OPERATIONS

Earnings

Laclede Group's results are primarily impacted by the regulated activities of its largest subsidiary, Laclede Gas, Missouri's largest natural gas distribution company. Utility earnings are generated by the sale of heating energy, which historically have been heavily influenced by the weather. The seasonal effect of the Utility is tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a wholly owned underground locating and marking service business acquired on January 28, 2002, whose operations tend to be counter-seasonal to those of Laclede Gas.

Net income applicable to common stock for fiscal 2002 was $22.3 million, compared with $30.4 million for fiscal 2001, and $25.9 for fiscal 2000. Temperatures in the Laclede Gas service area during fiscal 2002, the fifth warmest on record, were 15% warmer than normal and 22% warmer than fiscal 2001. Temperatures during fiscal 2001 were 10% colder than normal and 30% colder than in fiscal 2000--which was the third warmest over the last 100 years.

Laclede Group's earnings were $1.18 per share for the twelve months ended September 30, 2002 compared with $1.61 per share for the same period last year. The $.43 per share decrease in earnings was primarily attributable to reduced earnings reported by Laclede Gas. The utility's earnings were adversely affected by (1) lower gas sales arising from temperatures in its service area that were significantly warmer than last year; and, (2) the Missouri Public Service Commission's decision not to extend the Utility's Gas Supply Incentive Plan (GSIP) beyond September 30, 2001. The GSIP produced significant benefits for customers and shareholders during the past five years during which the program was in effect. These factors were partially offset by (1) the benefit of the general rate increase effective on December 1, 2001; (2) nearly $4.9 million of pre-tax income from the Utility's Price Stabilization Program (PSP) recorded this year; and (3) higher income from off-system sales and capacity release revenues. The PSP is discussed further in the Regulatory Matters section below. Laclede Group's consolidated earnings were positively impacted by income recorded by SM&P since its acquisition on January 28, 2002, amounting to approximately $1.4 million, or $.08 per share.

As a result of the colder weather experienced during fiscal 2001 (compared with fiscal 2000), consolidated earnings, at $1.61 per share, were up nearly 18% over fiscal 2000 earnings of $1.37 per share. The $.24 per share increase in fiscal 2001 earnings versus fiscal 2000 was primarily due to the benefit of the colder weather experienced during 2001. This benefit was partially offset by higher expenses resulting from high wholesale natural gas prices during fiscal 2001. These included a higher provision for uncollectible accounts and higher carrying costs reflecting the interest and other costs incurred by Laclede Gas from the date it purchased gas in the wholesale market to the time it received payment from its customers. Laclede Gas does not benefit from higher wholesale natural gas prices, which are set in a competitive national market, but passes its actual purchased gas costs through to customers. In addition to the increased costs related to the high wholesale gas prices, fiscal 2001 expenses were higher, when compared with fiscal 2000, due to higher pension costs, expenses related to the formation of the holding company, and other increased costs of doing business.

Operating Revenues

Regulated operating revenues for fiscal year 2002 decreased $331.1 million, or 35.9%, below fiscal 2001, reflecting both the return to a more traditional level of wholesale gas prices and a weather-related reduction in natural gas sales. Wholesale natural gas prices are passed on to Utility customers, subject to prudence review, under the Purchased Gas Adjustment
(PGA) Clause. The decrease in operating revenues was primarily comprised of lower wholesale natural gas costs of $228.2 million and lower natural gas sales levels and other variations of $125.3 million. These factors were slightly offset by the benefit of the Utility's general rate increase, implemented December 1, 2001, amounting to $9.2 million, and higher off-system sales, capacity release and incentive revenues of $13.2 million.

Fiscal 2001 regulated operating revenues increased $394.0 million, or 74.4%, above fiscal 2000 primarily due to higher wholesale gas costs of $317.3 million (reflecting an unprecedented rise in market prices during the fiscal 2001 winter), higher gas sales volumes and other variations amounting to $83.0 million, and the remaining effect of the Laclede Gas 1999 general rate increase of $3.6 million. These factors were slightly offset by lower off-system sales and incentive revenues of $9.9 million.

Total therms sold and transported in 2002 were 1.06 billion compared with
1.12 billion in 2001 and 1.04 billion in 2000.

Laclede Group's non-regulated operating revenues increased $94.1 million in fiscal 2002 reflecting revenues recorded this year by its newly-acquired subsidiary, SM&P. Other non-regulated operating revenues decreased $9.8 million in fiscal 2002 (from fiscal 2001), and increased $42.0 million in fiscal 2001 (from fiscal 2000), primarily due to variations in gas marketing sales by Laclede Energy Resources, Inc.

Operating Expenses

Regulated operating expenses in fiscal 2002 decreased $316.0 million, or 37.1%, from fiscal 2001. Natural and propane gas expense decreased $300.0 million primarily due to decreased rates charged by suppliers and lower volumes purchased for sendout due to the warmer weather, partially offset by higher off-system gas expense. Other operation and maintenance expenses increased $2.7 million, or 2.2%, primarily due to higher group insurance charges, higher wage rates, increased insurance premiums, lower net pension credits, and costs to remove retired utility plant. These factors were partially offset by a lower provision for uncollectible accounts and reduced distribution and maintenance charges. Depreciation and amortization expense decreased $2.0 million primarily due to the effect of lower depreciation rates instituted December 1, 2001 and negative amortization of a portion of the depreciation reserve effective July 1, 2002, as authorized by the MoPSC (see Note 1 related to Utility Plant, Depreciation and Amortization). These effects were partially offset by increased depreciable property. Taxes, other than income, decreased $16.7 million, or 25.7%, primarily due to lower gross receipts taxes, reflecting the decreased revenues.

Regulated operating expenses in fiscal 2001 increased $384.7 million, or 82.3%, from fiscal 2000. Natural and propane gas expense increased $345.3 million in fiscal 2001 from fiscal 2000 primarily due to nationwide increases in natural gas rates charged by our suppliers and higher volumes purchased for sendout arising from the colder weather, the effects of which were slightly offset by lower off-system sales gas expense. Other operation and maintenance expenses in 2001 increased $15.7 million, or 14.8%, over 2000 primarily due to increased net pension costs, a higher provision for uncollectible accounts, increased distribution and maintenance costs, higher wage rates, and other increases in the costs of doing business. Depreciation and amortization expense in 2001 increased $1.5 million, or 6.2%, primarily due to additional depreciable property. Taxes, other than income taxes, increased $22.3 million in 2001 compared with 2000. The increase was principally attributable to higher gross receipts taxes, reflecting increased gas sales revenues.

Laclede Group's non-regulated operating expenses increased $90.8 million in fiscal 2002 due to the operating expenses of SM&P. Other non-regulated operating expenses decreased $9.1 million in fiscal 2002 (compared with 2001), and increased $42.3 million in fiscal 2001 (compared with 2000) primarily due to variations in expenses associated with gas marketing sales by Laclede Energy Resources, Inc.

Other Income and Income Deductions - Net

Other income and income deductions - net decreased $.7 million in fiscal 2002 (compared with fiscal 2001), and increased $.7 million in fiscal 2001 (compared with fiscal 2000). The variations for both periods primarily reflect higher interest income recorded in fiscal 2001, partially offset by expenses related to the holding company formation and strategic planning initiatives also recorded in that same year.

Interest Charges

Interest expense decreased $2.6 million, or 9.2%, in fiscal 2002 (compared with fiscal 2001) primarily due to decreased short-term interest expense (reflecting lower rates and reduced average borrowings), partially offset by higher interest on long-term debt resulting from the issuance of $50 million of 6 5/8% first mortgage bonds in June 2001 and interest charges related to the bank note used to finance the acquisition of SM&P.

Interest expense increased $4.4 million, or 18.5%, in fiscal 2001 (compared with fiscal 2000) primarily due to the issuance of $30 million of 7.90% first mortgage bonds in September 2000, the issuance of $50 million of 6 5/8% first mortgage bonds in June 2001, and increased short-term interest expense (reflecting the net effect of higher average borrowings and lower rates).

Income Taxes

The variations in income taxes for all periods reported are primarily due to changes in pre-tax income.

Labor Agreement

On July 30, 2000, Laclede Gas and Union representatives reached a new four-year labor agreement replacing the prior agreement that was to expire July 31, 2000. The new contract extends through July 31, 2004. The settlement resulted in wage increases of 2.75% in all four years, along with lump-sum payment provisions and other benefit improvements.

Recent Developments

In November 2002, SM&P was notified by two customers that, due to actions they have taken to address workforce management issues, they do not intend to continue to outsource certain functions at this time, which include locating services provided by SM&P after February and March 2003. Revenue from these customers totaled approximately $45 million, or approximately 48% of SM&P's revenues and 6% of Laclede Group's consolidated revenues, for fiscal 2002. Management is currently evaluating the impact of this development on the financial position and results of operations of the Company.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Laclede Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).



REGULATORY MATTERS

At the state level, there have been several important developments during the fiscal year affecting Laclede Gas, some of which are still pending.

On January 25, 2002, Laclede filed a request with the Missouri Public Service Commission (MoPSC or Commission) for a general rate increase of $36.1 million annually to recover costs related to the operation of its gas distribution system. As part of this rate increase filing, the Utility proposed a weather mitigation plan that would protect its customers from weather-related fluctuations in their bills and help stabilize its annual revenues in that regard. On October 3, 2002, the Commission approved a settlement reached among the parties to the case. The terms of the settlement include (1) an annual rate increase of $14 million effective on November 9, 2002; (2) a moratorium on additional rate filings until March 1, 2004; and (3) an innovative rate design that is expected to provide the Utility with the ability to recover its distribution costs, which are essentially fixed, in a manner that is significantly less sensitive to weather. The settlement also provided for, among other things, changes resulting in negative amortization of the depreciation reserve of $3.4 million annually effective from July 1, 2002 until the Utility's next rate case proceeding, minor changes in depreciation rates effective January 1, 2003, and changes in the regulatory treatment of pension costs primarily designed to stabilize such costs, effective during fiscal 2003. Also approved was an incentive program beginning in fiscal 2003 under which the Utility may achieve, under specific conditions, income related to management of its gas supply commodity costs.

On March 8, 2002, Laclede Gas filed an application requesting that the MoPSC issue an Accounting Authority Order (AAO) that would allow Laclede Gas to defer for future recovery consideration unrecovered costs due solely to the negative impact of the extraordinarily warm weather experienced in the Utility's service area during the winter of 2001-2002. Laclede Gas has filed to withdraw its application in conjunction with the 2002 rate case settlement.

On May 18, 2001, Laclede Gas filed a request with the Missouri Public Service Commission for a general rate increase of $39.8 million annually to recover costs related to the operation of its distribution system. This filing culminated in a settlement among the parties to the case, which was approved by the Commission on November 29, 2001. The settlement provided Laclede Gas an annual increase of about $12 million effective December 1, 2001. Additionally, effective on December 1, 2001 Laclede Gas was permitted to charge customers $36 to cover the cost of initiating service at a particular address. This new charge was anticipated to generate additional revenue of approximately $3 million annually. The settlement also provided for the continued deferral of certain costs related to the Laclede Gas pipe replacement program as well as recovery of costs previously deferred under that program. The cost of removing retired utility plant is treated as an expense pursuant to this settlement, rather than being included in depreciation rates. However, Laclede Gas will continue to pursue a reversal of the Commission's treatment of depreciation rates in the courts as discussed in greater detail below. As part of the settlement, Laclede Gas agreed to implement the terms of a rulemaking promulgated by the Commission on November 8, 2001 that relaxed the requirements for the fiscal 2002 heating season for reinstatement of certain customers who had been disconnected for nonpayment. The settlement provides for a recovery mechanism under which Laclede Gas will be reimbursed for any incremental costs associated with the new rule. Finally, under the terms of the agreement, Laclede Gas continues to be permitted to retain all income resulting from sales made outside its traditional service area, and is permitted to retain all income from releases of available pipeline capacity.

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous order and Laclede Gas appealed this second order to the Circuit Court. On April 29, 2002, the Court ruled that the MoPSC's second order was lawful and reasonable. On June 7, 2002, Laclede Gas appealed the Circuit Court's decision to the Missouri Western District Court of Appeals. All briefs to the Court of Appeals have been submitted and oral arguments have been scheduled for December 2002.

Under the GSIP of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. In fiscal 2001, the GSIP contributed $.29 per share to consolidated earnings. The provisions of the GSIP extended through September 30, 2001. In September 2001, the MoPSC ruled that the GSIP should be allowed to expire. On February 19, 2002, the MoPSC denied Laclede Gas' application for rehearing. Laclede Gas filed a petition for judicial review of the MoPSC's decision with the Cole County Circuit Court, together with a motion requesting that the MoPSC's decision be stayed. The request for stay was denied on May 13, 2002. The petition for judicial review is still pending. However, pursuant to the 2001 rate case settlement approved by the MoPSC in November 2001, and consistent with the 2002 rate case settlement, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001, which previously was shared with customers under the GSIP. Laclede Gas continues to retain all income resulting from sales outside of its traditional service area, as previously authorized by the MoPSC. However, Laclede Gas was not able to retain any of the savings it obtains relative to gas supply costs or any savings it obtains from pipeline discounts. Income related to releases of available pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions. See Note 5 for more information on the GSIP.

The Price Stabilization Program (PSP) authorized Laclede Gas to purchase certain financial instruments in an effort to hedge against significant increases in the cost of natural gas. The cost of such financial instruments, however, like the cost of natural gas itself, increased significantly during fiscal 2001. As a result, the MoPSC granted the request of Laclede Gas to reduce the amount of natural gas purchases required to be covered by such financial instruments for that heating season. In February 2001, the MoPSC approved modifications to the PSP, including a provision that $4 million in supplemental funding be added to the PSP for the purchase of financial instruments for the fiscal 2002 heating season. Concurrently, Laclede Gas relinquished a claim on $4 million arising from gains realized from the purchase and sale of such instruments during the fiscal 2001 heating season and offered to utilize a similar amount to provide for future funding for such instruments in the event the program was allowed to continue. The MoPSC also approved modifications to the PSP to reduce the fiscal 2002 percentage of gas requirements to be covered by the PSP. The PSP was allowed to expire at the end of the fiscal 2002 heating season, at which time the Utility recorded nearly $4.9 million of pre-tax income produced through the program.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow the approximately $4.9 million of pre-tax income achieved under the PSP. Laclede Gas believes that Staff's position lacks merit and continues to vigorously oppose the adjustment in a proceeding before the MoPSC, the hearing for which is currently scheduled to occur in February 2003. Regulatory proceeding results are uncertain, and to the extent that a final Commission decision sustains Staff's recommended disallowance, the outcome of the proceeding could have a material effect on the future financial position and results of operations of Laclede Gas. Missouri statutes provide an opportunity for court review of Commission decisions.

The PGA clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Previously, the Commission allowed two scheduled PGA filings each year, one for the summer months and another for the winter period, plus one unscheduled winter filing if certain conditions were met. The significant fluctuations in natural gas prices during fiscal 2001 necessitated additional unscheduled filings, which were approved by the MoPSC, to better match customer billings with market natural gas prices. In February 2002, the MoPSC approved Laclede Gas' proposal to revise its PGA clause to adjust the gas cost component of its rates more frequently to recover its costs. The new approved tariffs allow scheduled gas cost adjustments in November, January, March and June, thereby enabling Laclede Gas to more closely recover its costs of gas, especially during the high-volume winter months. As part of the same ruling, the MoPSC clarified that costs, cost reductions and carrying costs associated with the Utility's use of natural gas financial instruments (except as provided previously under the PSP) are gas costs recoverable through the PGA mechanism.

On March 15, 2002, the Staff of the MoPSC recommended in a proceeding to review Laclede Gas' gas costs for fiscal 2000 to disallow the recovery of approximately $2.6 million in gas costs. The alleged grounds were that Laclede Gas had slightly more transportation capacity than necessary to serve its customers. The Utility demonstrated to the Staff the appropriateness of the then-current level of transportation capacity. On May 9, 2002, the Staff revised its recommendation to withdraw the $2.6 million proposed disallowance.

On May 31, 2002, the Staff of the Commission filed a Motion to Investigate Laclede Gas Company's alleged transfer of its gas supply function to Laclede Energy Services, Inc. (LES), a subsidiary of Laclede Group, and such action's ramifications, including whether such alleged transfer required Commission approval or was otherwise lawful. On June 10, 2002 Laclede Gas responded, pointing out that it had not transferred its gas supply functions to LES but had instead delegated six employees to LES with responsibility for performing various gas supply administrative duties, many of which had been performed in prior years by an outside party. Laclede Gas remains primarily responsible for the gas supply function. Laclede Gas urged the Commission to deny Staff's Motion on this and other grounds. The Commission concluded that a case should be established to investigate the issues raised by the Staff. The Commission also ordered the Staff to file a status report regarding progress of the investigation and Laclede Gas to file any responses to the Staff's status report. Laclede Gas believes its actions comply with applicable law and intends to vigorously defend its position. The outcome of any regulatory proceeding is uncertain. However, Laclede Gas does not believe that the eventual outcome of the case will have a material effect on the financial results of Laclede Gas.

On July 29, 2002, Laclede Gas filed a proposed Catch-Up/Keep-Up Program with the MoPSC that would permit the Company to use a portion of the savings from its negotiated pipeline discounts to fund a low-income energy assistance program. Pursuant to, and among revisions to the Program filed by the Utility on September 23, 2002, the amount of discount savings that could be used for this purpose would be limited to $6 million per year. In response to certain objections filed by the MoPSC Staff and Missouri Office of the Public Counsel, the Commission has suspended the tariffs implementing the Program and scheduled a prehearing conference that occurred on October 23, 2002. Evidentiary hearings are scheduled for early December, 2002.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied at the beginning of fiscal 2003. The Company had adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142. The adoption of SFAS Nos. 141 and 142 did not have a material effect on the financial position and results of operations of Laclede Group.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for fiscal 2003. The provisions of the Statement provide for rate-regulated entities that meet the criteria for application of SFAS No. 71, such as Laclede Gas, to recognize regulatory assets or liabilities for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting pursuant to this Statement and rate-making purposes. The effect of the adoption of this Statement on October 1, 2002 did not have a material effect on the financial position and results of operations of Laclede Group.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to consolidate accounting guidance on various issues related to this matter. This Statement is effective for fiscal 2003. Adoption of this Statement is not expected to have a material effect on the financial position and results of operations of Laclede Group.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the financial position or results of operations of Laclede Group.

In October 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The consensus rescinded EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The consensus precludes mark-to-market accounting for all energy trading contracts not within the scope of SFAS No. 133, "Accounting for Derivative and Hedging Activities." The consensus to rescind EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002, except that energy trading contracts not within the scope of SFAS No. 133 purchased after October 25, 2002, but prior to the implementation of the consensus, are not permitted to apply mark-to-market accounting. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are purchased for trading purposes. Application of these consensuses is not expected to have a material effect on the financial position or results of operations of Laclede Group.


INFLATION

The accompanying consolidated financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the business of Laclede Gas, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which Laclede Gas is subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. While no plans exist to undertake replacements of plant in service other than normal replacements and those under existing replacement programs, Laclede Gas believes that any higher costs experienced upon replacement of existing facilities would be recovered through the normal regulatory process.

CREDIT RATINGS

As of September 30, 2002, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility                       S&P         Moody's         Fitch
------------------------------------------------------------------------
Laclede Group Corporate Rating          A+
Laclede Gas First Mortgage Bonds        A+           A3              A+
Laclede Gas Commercial Paper           A-1          P-2

On April 24, 2002, Standard & Poor's (S&P) downgraded the rating for Laclede Gas' First Mortgage Bonds from AA- to A+, and also downgraded the commercial paper rating from A-1+ to A-1. S&P cited bondholder protection parameters that have eroded due to several successive warmer-than-normal winters and increasing debt leverage as reasons for the downgrade. S&P ratings outlook is currently stable.

Moody's Investors Service (Moody's) downgraded Laclede Gas' First Mortgage Bonds from Aa3 to A1 on May 2, 2002. Moody's cited concerns regarding Laclede's weakened credit measures due to increased earnings pressure and near-term regulatory risk. On August 6, 2002, Moody's announced additional downgrades, as the Laclede Gas' First Mortgage Bonds were lowered from A1 to A3 and its commercial paper rating was lowered from P-1 to P-2. The outlook indication from Moody's is now stable. Moody's cited Laclede Gas' declining debt protection measures and the continuing sensitivity of its earnings and cash flow to weather fluctuations in the absence of regulatory relief for warmer-than-normal winters, as well as other pending regulatory matters. Moody's indicated that it would review the potential impact of pending regulatory decisions as they occur.

Ratings from Fitch Ratings remained unchanged from the past year. However, on October 8, 2002, Fitch Ratings revised the rating outlook from stable to negative, citing recent deterioration in consolidated credit measures.

Despite these recent downgrades, the Company's ratings remain investment grade, and the Company believes that it will have adequate access to the markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from the operations of Laclede Gas, net of dividend payments, has generally provided the principal liquidity to meet operating requirements and to fund the majority of its construction program. Any remaining funding requirements for construction or other needs have been provided by long-term and short-term financing. The issuance of long-term financing is dependent on management's evaluation of need, financial market conditions, and other factors. Short-term financing is used to meet seasonal cash requirements and/or to defer long-term financing until market conditions are favorable.

Short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.

During the fiscal year 2002 heating season, Laclede Gas had lines of credit in place of up to $170 million. Laclede Gas sold commercial paper aggregating to a maximum of $139.7 million at any one time during the fiscal year, but did not borrow from the banks under the aforementioned agreements. At this writing, Laclede Gas has aggregate lines of credit totaling $230 million. Short-term commercial paper borrowings outstanding at September 30, 2002 were $118.9 million at a weighted average interest rate of 1.9%. Based on short-term borrowings at September 30, 2002, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $1.2 million on an annual basis.

Most of Laclede Gas' lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On September 30, 2002, total debt was 60% of total capitalization.

On June 26, 2001, Laclede Gas issued $50 million of first mortgage bonds with an interest rate of 6 5/8% at an overall cost of 6.968%. The bonds were dated June 15, 2001 and mature June 15, 2016. The proceeds were used to repay short-term debt. The bonds were rated AAA by Standard & Poor's and Fitch Ratings and Aaa by Moody's in consideration of insurance issued by Ambac Assurance covering the timely payment of the principal of, and interest on, the bonds. These ratings apply only to these insured bonds, and not to the other outstanding uninsured bonds of Laclede Gas. These bonds were issued under Laclede Gas' shelf registration statement on Form S-3 and MoPSC authorization obtained in 2000. Of the $350 million of securities originally registered under this S-3, $270 million of debt securities remained registered and unissued as of September 30, 2002. The amount, timing and type of securities remaining to be issued under the shelf registration will depend on cash requirements and market conditions.

At September 30, 2002, Laclede Gas had fixed-rate long-term debt, including current portion, totaling $285 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Short-term cash requirements outside of Laclede Gas have been met thus far with internally-generated funds. However, Laclede Group has put into place a working capital line of credit for $20 million, expiring in June 2003, to meet short-term funding needs of its non-utility subsidiaries. While this line has not been used to date, it is expected to be used for seasonal needs of the various subsidiaries from time to time throughout the year. At September 30, 2002, Laclede Group had a bank note in the amount of $42.8 million related to the acquisition of SM&P. The weighted average interest rate during fiscal 2002 was 2.7%.

On April 22, 2002, Laclede Group filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) in connection with the sale of up to $500 million of equity securities, other than preferred stock, and debt securities. This registration statement became effective on May 6, 2002. The amount, timing and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Certain of the Company's credit facilities include rating triggers which would trigger default in the event that the Company's ratings fall below a specified level. These triggers apply specifically to the $42.8 million outstanding bank loan which was used to acquire SM&P and the $20 million working capital line of credit (none of such line of credit has been employed at this writing). Both the bank loan and the line of credit were obtained from U. S. Bank National Association, and include interest rates at the lower of a rate indexed to LIBOR, or Prime. The applicable rating triggers are a rating on Laclede Gas Company's senior secured debt of no lower than A3 (Moody's) or A- (S&P). Therefore, these triggers would take effect in the event of a downgrade of three notches from the current level by S&P or of one notch by Moody's.

Construction expenditures for utility purposes were $48.8 million in fiscal 2002 compared with $47.0 million in fiscal 2001 and $51.6 million in fiscal 2000. Laclede Gas expects fiscal 2003 utility construction expenditures to approximate $53 million. Non-regulated construction expenditures for fiscal 2002 were $4.2 million, and are estimated at approximately $.5 million in fiscal 2003.

SM&P has several operating leases, the aggregate annual cost of which is approximately $8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $15 million.

During fiscal 2002, Laclede Group issued guarantees totaling $9.0 million for performance and payment of certain gas supply purchases by Laclede Energy Resources, Inc. (its non-regulated marketing affiliate).

Consolidated capitalization at September 30, 2002 consisted of 52.3% common stock equity, .2% preferred stock and 47.5% long-term debt.

The ratio of earnings to fixed charges was 2.2 for 2002, 2.6 for 2001 and
2.6 for 2000.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.


MARKET RISK

The management of Laclede Gas has adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments (except as provided for previously under the PSP) are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any earnings impact as a result of the use of these financial instruments. At September 30, 2002, the Utility held approximately 15 million MmBtu of futures contracts at an average price of $3.83 per MmBtu. Additionally, approximately 12 million MmBtu of price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2003.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the sale of natural gas to customers. LER manages the price risk associated with these sales by closely matching the purchases of physical supplies at fixed prices to lock in margins. At September 30, 2002, LER's open positions were not material to Laclede Group's financial position or results of operations.

ENVIRONMENTAL MATTERS

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.3 million. As of September 30, 2002, Laclede Gas has paid or reserved for these actions. If regulators require additional actions, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in and is presently owned by the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan (RAP), for submission to the VCP, and a site development plan. Laclede Gas is presently meeting with the developer to determine what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $629,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is included in Laclede Gas' rates.

Laclede Gas has been advised that a third former manufactured gas plant site previously operated but no longer owned by Laclede Gas may contain gas plant waste that may require remediation. Laclede Gas is working to determine the nature and extent of such waste, if any, and its responsibility, if any, for any remediation costs.

While the scope of costs relative to the Shrewsbury site will not be significant , the scope of costs relative to the other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, since the scope of costs are unknown and they may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.






Laclede Gas Company's Management Discussion and Analysis of Financial Condition is included in Exhibit 99.1

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors and Shareholders of The Laclede Group, Inc.:

We have audited the consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and its subsidiaries ("the Company") as of September 30, 2002 and 2001, and the related statements of consolidated income, retained earnings, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and its subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 19, 2002 (December 2, 2002 as to the last paragraph of Note 13)

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



Douglas H. Yaeger
Chairman of the Board,
President and Chief Executive Officer



Barry C. Cooper
Chief Financial Officer

Item 8. Financial Statements and Supplementary Data

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousands, Except Per Share Amounts)
------------------------------------                               ----------        ----------        ----------
Years Ended September 30                                              2002              2001              2000
------------------------------------                               ----------        ----------        ----------

Operating Revenues:
  Regulated
   Gas distribution                                                $  592,097        $  923,242        $  529,250
  Non-Regulated
   Services                                                            94,116                 -                 -
   Other                                                               69,026            78,867            36,878
                                                                   ----------        ----------        ----------
      Total operating revenues                                        755,239         1,002,109           566,128
                                                                   ----------        ----------        ----------
Operating Expenses:
  Regulated
   Natural and propane gas                                            340,045           640,006           294,717
   Other operation expenses                                           106,027           101,915            86,970
   Maintenance                                                         17,813            19,262            18,556
   Depreciation and amortization                                       24,215            26,193            24,672
   Taxes, other than income taxes                                      48,342            65,062            42,788
                                                                   ----------        ----------        ----------
      Total regulated operating expenses                              536,442           852,438           467,703
  Non-Regulated
   Services                                                            90,771                 -                 -
   Other                                                               68,264            77,346            35,082
                                                                   ----------        ----------        ----------
      Total operating expenses                                        695,477           929,784           502,785
                                                                   ----------        ----------        ----------
Operating Income                                                       59,762            72,325            63,343

Other Income and Income Deductions - Net                                  678             1,417               735
                                                                   ----------        ----------        ----------
Income Before Interest and
  Income Taxes                                                         60,440            73,742            64,078
                                                                   ----------        ----------        ----------
Interest Charges:
  Interest on long-term debt                                           20,820            18,372            15,164
  Other interest charges                                                4,989            10,067             8,844
                                                                   ----------        ----------        ----------
      Total interest charges                                           25,809            28,439            24,008
                                                                   ----------        ----------        ----------
Income Before Income Taxes                                             34,631            45,303            40,070
Income Taxes                                                           12,247            14,831            14,105
Dividends on Redeemable Preferred Stock -
  Laclede Gas                                                              68                87                93
                                                                   ----------        ----------        ----------
Net Income Applicable to Common Stock                              $   22,316        $   30,385        $   25,872
                                                                   ==========        ==========        ==========
Average Shares of Common Stock
  Outstanding                                                          18,888            18,878            18,878
                                                                   ==========        ==========        ==========
Earnings Per Share of Common Stock                                      $1.18             $1.61             $1.37
                                                                   ==========        ==========        ==========

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

(Thousands, Except Per Share Amounts)
--------------------------------------                                 ----------        ----------        ----------
Years Ended September 30                                                  2002              2001              2000
--------------------------------------                                 ----------        ----------        ----------

Balance at Beginning of Year                                            $ 205,512         $ 200,423         $ 199,848
Add - Net Income                                                           22,316            30,385            25,872
Deduct - Cash Dividends Declared:
 Common stock, $1.34 per share in 2002,
   2001 and 2000                                                           25,311            25,296            25,297
                                                                       ----------        ----------        ----------
Balance at End of Year                                                  $ 202,517         $ 205,512         $ 200,423
                                                                       ==========        ==========        ==========



See the accompanying notes to consolidated financial statements.




THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME


(Thousands)
-----------------------------------------                              ----------        ----------        ----------
Years Ended September 30                                                  2002              2001              2000
-----------------------------------------                              ----------        ----------        ----------

Net Income                                                               $ 22,316          $ 30,385          $ 25,872
                                                                       ----------        ----------        ----------
Other Comprehensive Income (Loss):
   Minimum pension liability adjustment                                      (553)                -               125
   Income tax expense (benefit)                                              (214)                -                48
                                                                       ----------        ----------        ----------
Other Comprehensive Income (Loss)                                            (339)                -                77
                                                                       ----------        ----------        ----------
Comprehensive Income                                                     $ 21,977          $ 30,385          $ 25,949
                                                                       ==========        ==========        ==========



See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS


(Thousands)
-------------------------------------------                                   -----------         -----------
September 30                                                                      2002                2001
-------------------------------------------                                   -----------         -----------
Assets
  Utility Plant                                                                 $ 988,747           $ 949,775
    Less - Accumulated depreciation and amortization                              394,371             380,135
                                                                              -----------         -----------
                         Net utility plant                                        594,376             569,640
                                                                              -----------         -----------
  Goodwill                                                                         27,455                   -
                                                                              -----------         -----------
  Other Property and Investments
   (net of accumulated depreciation and amortization,
    2002, $5,265; 2001, $4,798)                                                    46,986              32,893
                                                                              -----------         -----------
  Current Assets:
    Cash and cash equivalents                                                      12,870               3,223
    Accounts receivable:
      Gas customers - Billed and unbilled                                          51,419              74,604
      Other                                                                        42,591              13,103
      Less - Allowances for doubtful accounts                                      (4,532)             (9,216)
    Inventories:
      Natural gas stored underground
        at LIFO cost                                                               77,121              76,661
      Propane gas at FIFO cost                                                     14,712              14,213
      Materials, supplies and merchandise at
        average cost                                                                4,364               5,393
    Deferred income taxes                                                          12,305               8,556
    Prepayments and other                                                          11,505               3,999
                                                                              -----------         -----------
                       Total current assets                                       222,355             190,536
                                                                              -----------         -----------
  Deferred Charges:
    Prepaid pension cost                                                          114,313             110,475
    Regulatory assets                                                              72,484              68,599
    Other                                                                           3,904               3,767
                                                                              -----------         -----------
                       Total deferred charges                                     190,701             182,841
                                                                              -----------         -----------
                       Total Assets                                            $1,081,873           $ 975,910
                                                                              ===========         ===========



See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)



(Thousands)
------------------------------------------------------                        -----------         -----------
September 30                                                                      2002                2001
------------------------------------------------------                        -----------         -----------
Capitalization and Liabilities
  Capitalization:
   Common stock equity                                                         $  285,766          $  288,085
   Redeemable preferred stock - Laclede Gas                                         1,266               1,588
   Long-term debt                                                                 259,545             284,459
                                                                              -----------         -----------
                     Total capitalization                                         546,577             574,132
                                                                              -----------         -----------
  Current Liabilities:
   Notes payable                                                                  161,670             117,050
   Accounts payable                                                                45,707              32,087
   Advance customer billings                                                       24,832              11,679
   Current portion of long-term debt and preferred stock                           25,000                  79
   Wages and compensation accrued                                                  16,729              11,785
   Dividends payable                                                                6,340               6,400
   Customer deposits                                                                4,226               4,404
   Interest accrued                                                                 7,832               7,963
   Taxes accrued                                                                    9,815              14,912
   Unamortized purchased gas adjustments                                           22,976               9,026
   Other                                                                           11,670               2,311
                                                                              -----------         -----------
                 Total current liabilities                                        336,797             217,696
                                                                              -----------         -----------
  Deferred Credits and Other Liabilities:
   Deferred income taxes                                                          157,378             142,515
   Unamortized investment tax credits                                               5,629               5,948
   Pension and postretirement benefit costs                                        14,658              15,847
   Other                                                                           20,834              19,772
                                                                              -----------         -----------
       Total deferred credits and other liabilities                               198,499             184,082
                                                                              -----------         -----------
  Commitments and Contingencies (Note 14)

       Total Capitalization and Liabilities                                    $1,081,873          $  975,910
                                                                              ===========         ===========



See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION


(Thousands)
------------------------------------------------------                                      -----------         -----------
September 30                                                                                    2002                2001
------------------------------------------------------                                      -----------         -----------
Common Stock Equity:
  Common stock, par value $1 per share:
    Authorized - 2002 and 2001, 50,000,000 shares
    Issued - 2002, 18,921,287 shares; and 2001, 20,743,625 shares                              $ 18,921            $ 20,744
  Paid-in capital                                                                                64,667              85,846
  Retained earnings                                                                             202,517             205,512
  Accumulated other comprehensive income (loss)                                                    (339)                  -
  Treasury stock, at cost - 2002, no shares; and 2001,
    1,865,638 shares                                                                                  -             (24,017)
                                                                                            -----------         -----------
                     Total common stock equity                                                  285,766             288,085
                                                                                            -----------         -----------

Redeemable Preferred Stock - Laclede Gas,
  par value $25 per share (1,480,000 shares authorized)
  Issued and outstanding:
    5% Series B - 2002, 44,749 shares; and 2001, 60,755 shares                                    1,118               1,440
    4.56% Series C - 2002 and 2001, 5,906 shares                                                    148                 148
                                                                                            -----------         -----------
                     Total redeemable preferred stock                                             1,266               1,588
                                                                                            -----------         -----------
Long-Term Debt:
  First mortgage bonds:
    6-1/4% Series, due May 1, 2003                                                                    -              25,000
    8-1/2% Series, due November 15, 2004                                                         25,000              25,000
    8-5/8% Series, due May 15, 2006                                                              40,000              40,000
    7-1/2% Series, due November 1, 2007                                                          40,000              40,000
    6-1/2% Series, due November 15, 2010                                                         25,000              25,000
    6-1/2% Series, due October 15, 2012                                                          25,000              25,000
    6-5/8% Series, due June 15, 2016                                                             50,000              50,000
    7% Series, due June 1, 2029                                                                  25,000              25,000
    7.90% Series, due September 15, 2030                                                         30,000              30,000
                                                                                            -----------         -----------
                     Total                                                                      260,000             285,000
  Unamortized discount, net of premium,
    on long-term debt                                                                              (455)               (541)
                                                                                            -----------         -----------
                     Total long-term debt                                                       259,545             284,459
                                                                                            -----------         -----------
                     Total                                                                     $546,577            $574,132
                                                                                            ===========         ===========



Long-term debt and preferred stock amounts are exclusive of current portion.

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS


(Thousands)
-----------------------------------------                                      -----------         -----------        -----------
Years Ended September 30                                                           2002               2001                2000
-----------------------------------------                                      -----------         -----------        -----------
Operating Activities:
 Net Income                                                                       $ 22,316           $ 30,385            $ 25,872
 Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                                                     26,223             26,425              24,875
  Deferred income taxes and investment
    tax credits                                                                      5,666             (3,454)             14,295
  Dividends on redeemable preferred stock - Laclede Gas                                 68                 87                  93
  Other - net                                                                          801             (1,745)                112
  Changes in assets and liabilities:
   Accounts receivable - net                                                         3,714            (23,284)            (13,179)
   Unamortized purchased gas adjustments                                            13,950             23,933             (23,863)
   Deferred purchased gas costs                                                        185             (3,332)              4,028
   Accounts payable                                                                 11,093            (13,572)             13,944
   Advance customer billings                                                        13,153             (3,611)               (375)
   Taxes accrued                                                                    (5,097)             2,868               6,240
   Natural gas stored underground                                                     (460)            18,126             (30,675)
   Other assets and liabilities                                                     (7,768)           (14,927)            (18,321)
                                                                               -----------        -----------         -----------
           Net cash provided by
             operating activities                                                   83,844             37,899               3,046
                                                                               -----------        -----------         -----------
Investing Activities:
 Construction expenditures                                                         (52,999)           (46,952)            (51,635)
 Employee benefit trusts                                                            (1,508)            (3,522)               (448)
 Acquisition of SM&P, net of cash and cash equivalents                             (38,044)                 -                   -
 Other investments                                                                  (1,515)            (2,948)             (2,877)
                                                                               -----------        -----------         -----------
           Net cash used in
             investing activities                                                  (94,066)           (53,422)            (54,960)
                                                                               -----------        -----------         -----------
Financing Activities:
 Issuance of first mortgage bonds                                                        -             50,000              30,000
 Issuance of short-term debt - net                                                  44,620             (9,950)             42,300
 Issuance of common stock                                                            1,009                  -                   -
 Dividends paid                                                                    (25,365)           (25,383)            (25,387)
 Redemption of preferred stock                                                        (395)              (136)               (136)
                                                                               -----------        -----------         -----------
           Net cash provided by
             financing activities                                                   19,869             14,531              46,777
                                                                               -----------        -----------         -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                                   9,647               (992)             (5,137)
Cash and Cash Equivalents at
  Beginning of Year                                                                  3,223              4,215               9,352
                                                                               -----------        -----------         -----------
Cash and Cash Equivalents at End of Year                                          $ 12,870           $  3,223            $  4,215
                                                                               ===========        ===========         ===========
Supplemental Disclosure of Cash Paid
  (Refunded) During the Year for:
 Interest                                                                         $ 23,125           $ 26,508            $ 23,631
 Income taxes                                                                       12,087             12,462              (6,721)

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
SCHEDULE OF INCOME TAXES


(Thousands)
---------------------------------------------                                  -----------         -----------        -----------
Years Ended September 30                                                           2002               2001                2000
--------------------------------------------                                   -----------         -----------        -----------
Included in Statements of
 Consolidated Income:
    Federal
      Current                                                                     $  5,510           $ 15,639            $    202
      Deferred                                                                       5,069             (2,778)             11,987
      Investment tax credit
         adjustments - net                                                            (319)              (319)               (319)
    State and local
      Current                                                                        1,071              2,646                (392)
      Deferred                                                                         916               (357)              2,627
                                                                               -----------        -----------         -----------
                                  Total                                           $ 12,247           $ 14,831            $ 14,105
                                                                               ===========        ===========         ===========




See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
SCHEDULE OF INTERIM FINANCIAL INFORMATION
(Unaudited)


(Thousands, Except Per Share Amounts)
----------------------------------                            ----------        ----------       ----------        ----------
THREE MONTHS ENDED                                             DEC. 31           MARCH 31          JUNE 30          SEPT. 30
----------------------------------                            ----------        ----------       ----------        ----------
2002
TOTAL OPERATING REVENUES                                       $194,644          $287,463         $147,281          $125,851
OPERATING INCOME (LOSS)                                          17,316            40,459            3,984            (1,997)
NET INCOME (LOSS)                                                 7,719            20,738             (910)           (5,231)
EARNINGS (LOSS) PER SHARE
 OF COMMON STOCK                                                  $ .41             $1.10            $(.05)            $(.28)




----------------------------------                            ----------        ----------       ----------        ----------
Three Months Ended                                              Dec. 31          March 31          June 30          Sept. 30
----------------------------------                            ----------        ----------       ----------        ----------
2001
Total Operating Revenues                                       $345,025          $442,742         $122,901          $ 91,441
Operating Income (Loss)                                          35,747            40,972             (750)           (3,644)
Net Income (Loss)                                                18,495            20,685           (3,695)           (5,100)
Earnings (Loss) Per Share
 of Common Stock                                                  $ .98             $1.10            $(.20)            $(.27)






See the accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

THE LACLEDE GROUP, INC.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiary companies under the corporate organizational structure that was in place during the three years ended September 30, 2002. Effective October 1, 2001, the corporation reorganized such that Laclede Gas Company (Laclede Gas or the Utility) and its subsidiaries became separate subsidiaries of Laclede Group, an exempt holding company under the Public Utility Holding Company Act of 1935. See Note 2 for a discussion of the holding company structure.
         Consolidated Financial Statements included in this report present the consolidated financial position, results of operations and cash flows of Laclede Group after the October 1, 2001 restructuring, as well as the consolidated financial position, results of operations and cash flows of Laclede Gas prior to restructuring. The consolidated financial position, results of operations and cash flows of Laclede Gas Company immediately before the restructuring are essentially identical to the consolidated financial position, results of operations and cash flows of Laclede Group immediately after the restructuring.
         All subsidiaries are wholly owned and material intercompany transactions have been eliminated. Laclede Gas and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group. In addition, all such significant transactions between Laclede Gas and its affiliates that occurred prior to the October 1, 2001 restructuring have similarly been eliminated from the consolidated financial statements of Laclede Gas.
         NATURE OF OPERATIONS - Laclede Group is an exempt holding company under the Public Utility Holding Company Act of 1935. Laclede Gas, Laclede Group's largest subsidiary and core business unit, is a public utility engaged in the retail distribution of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. As an adjunct to its gas distribution business, Laclede Gas operates underground natural gas storage fields. SM&P Utility Resources, Inc. (SM&P), acquired by Laclede Group on January 28, 2002, is one of the nation's major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, performs over 10 million locates annually. During fiscal 2002, its approximate 2,000 employees operated across 10 centrally located states. The activities of other wholly owned subsidiaries are described in Note 13, Information by Operating Segment.
         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         SYSTEM OF ACCOUNTS - The accounts of Laclede Gas are maintained in accordance with the uniform system of accounts prescribed by the Missouri Public Service Commission (MoPSC or Commission), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission.
         UTILITY PLANT, DEPRECIATION AND AMORTIZATION - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses. Effective December 1, 2001, the MoPSC ordered the cost of removing retired utility plant to be recovered as an expense when incurred rather than being included in depreciation rates. Prior to December 1, 2001, the Utility's removal costs, net of salvage, were charged to accumulated depreciation. As ordered by the MoPSC, Laclede Gas instituted lower depreciation rates effective December 1, 2001 and began expensing all removal costs, net of salvage, as incurred. These costs are included in the Other Operation Expenses line on the income statement. Effective July 1, 2002, the MoPSC ordered the negative amortization on a straight-line basis of a portion of the Utility's depreciation reserve, amounting to $3.4 million annually, until implementation of rates in the Utility's next rate case proceeding during which the parties have agreed to review the depreciation issue in light of Statement of Financial Accounting Standard (SFAS) No. 143 implementation.
         Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation and amortization in 2002, 2001 and 2000 averaged approximately 2.8%, 2.9% and 2.8%, respectively, of the original cost of depreciable and amortizable property.
         REGULATED OPERATIONS - Laclede Gas accounts for its regulated operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).
         The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands)                                                 2002                    2001
-------------------------------------------            --------------          --------------
Regulatory Assets:
Future income taxes due from customers                        $50,662                 $45,240
Pension and postretirement benefit costs                        6,167                   6,671
Purchased gas costs                                             2,212                   2,396
Compensated absences                                            6,390                   6,472
Other                                                           7,924                   9,133
                                                       --------------          --------------
Total Regulatory Assets                                       $73,355                 $69,912
                                                       ==============          ==============
Regulatory Liabilities:
Unamortized investment tax credits                            $ 5,629                 $ 5,948
Unamortized purchased gas adjustments                          22,976                   9,026
Other                                                             384                     304
                                                       --------------          --------------
Total Regulatory Liabilities                                  $28,989                 $15,278
                                                       ==============          ==============


         As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs, of $10.5 million and $2.1 million, are being recovered and amortized on a straight-line basis over fifteen-year and ten-year periods, respectively, without return on investment. Approximately $1.9 million and $.6 million has been amortized, respectively, from December 27, 1999 through September 30, 2002. The Commission also authorized previously deferred costs of $2.8 million to be recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective December 1, 2001. Approximately $230,000 has been amortized through September 30, 2002.
         GAS STORED UNDERGROUND - Inventory of Utility gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use at September 30, 2002 exceeded the LIFO cost by $10.0 million and at September 30, 2001 was less than the LIFO cost by $13.5 million. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.
         REGULATED GAS DISTRIBUTION REVENUES - Laclede Gas records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.
         PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT - The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Previously, the Commission allowed two scheduled PGA filings each year, one for the summer months and another for the winter period, plus one unscheduled winter filing if certain conditions were met. The significant fluctuations in natural gas prices during fiscal 2001 necessitated additional unscheduled filings, which were approved by the MoPSC, to better match customer billings with market natural gas prices. In February 2002, the MoPSC approved Laclede Gas' proposal to revise its PGA clause to adjust the gas cost component of its rates more frequently to recover its costs. The new approved tariffs allow scheduled gas cost adjustments in November, January, March and June, thereby enabling Laclede Gas to more closely recover its costs of gas, especially during the high-volume winter months. As part of the same ruling, the MoPSC clarified that costs, cost reductions and carrying costs associated with the Utility's use of natural gas financial instruments (except as provided previously under the PSP) are gas costs recoverable through the PGA mechanism. In order to better match customer billings with market natural gas prices, Laclede Gas also requested, and received approval, to implement additional special unscheduled PGA filings allowing Laclede Gas to change rates charged to its customers in response to significant fluctuations in market prices during fiscal years 2001 and 2000.
         The provisions of the PGA Clause also included operation of the Gas Supply Incentive Plan (GSIP or Plan), which extended through September 30, 2001. See Note 5 for additional information on the operation of the Plan.
         Operation of the Price Stabilization Program (PSP or Program) was also included in the provisions of the PGA Clause. Under those provisions, the MoPSC authorized Laclede Gas to purchase financial instruments to protect itself and its customers from unusually large winter period gas price increases. The costs of purchasing these instruments and financial gains derived from such activities were passed on to Laclede Gas customers through the operation of its PGA Clause. Laclede Gas had an opportunity to benefit from gains and cost reductions achieved under the Program. During fiscal 2000, Laclede Gas recorded approximately $27,000 of pre-tax income under the provisions of the Program. The cost of financial instruments for the fiscal 2001 heating season, however, like the cost of natural gas itself, increased significantly. As a result, the MoPSC granted a request made by Laclede Gas to reduce the amount of natural gas purchases required to be covered by such financial instruments for that particular heating season. In February 2001, the MoPSC approved modifications to the program for the fiscal 2002 heating season. The modifications allowed a total of $4.0 million in supplemental funding to be added to the program for the purchase of financial instruments for the fiscal 2002 heating season and that the percentage of gas requirements to be covered be reduced. Concurrently, Laclede Gas relinquished a claim on $4.0 million arising from gains realized from purchases and sales of financial instruments made during fiscal 2001 and offered to utilize a similar amount to provide for future funding for such instruments in the event the program was allowed to continue. The PSP was allowed to expire at the end of the fiscal 2002 heating season, at which time, the Utility recorded nearly $4.9 million in pre-tax income produced through the Program. See Note 14 for further discussion of the PSP.
         Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA, amounts due to or from customers related to the operation of the GSIP, and amounts related to the PSP are reflected as a deferred charge or credit until fiscal year end. At that time the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.
         INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. The provision for current income taxes reflects the tax treatment of these items. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies.
         Laclede Gas' investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.
         CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value.
         NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied at the beginning of fiscal 2003. The Company had adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142. The adoption of SFAS Nos. 141 and 142 did not have a material effect on the financial position and results of operations of Laclede Group.
         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for fiscal 2003. The provisions of the statement provide for rate-regulated entities that meet the criteria for application of SFAS No. 71, such as Laclede Gas, to recognize regulatory assets or liabilities for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting pursuant to this Statement and rate-making purposes. The effect of the adoption of this Statement on October 1, 2002 did not have a material effect on the financial position and results of operations of Laclede Group.
        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to consolidate accounting guidance on various issues related to this matter. This statement is effective for fiscal 2003. Adoption of this Statement is not expected to have a material effect on the financial position and results of operations of Laclede Group.
        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the financial position or results of operations of Laclede Group.
        In October 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The consensus rescinded EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The consensus precludes mark-to-market accounting for all energy trading contracts not within the scope of SFAS No. 133, "Accounting for Derivative and Hedging Activities." The consensus to rescind EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002, except that energy trading contracts not within the scope of SFAS No. 133 purchased after October 25, 2002, but prior to the implementation of the consensus, are not permitted to apply mark-to-market accounting. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are purchased for trading purposes. Application of these consensuses is not expected to have a material effect on the financial position or results of operations of Laclede Group.
         RECLASSIFICATION - Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.          CORPORATE RESTRUCTURING

     Effective October 1, 2001, Laclede Gas and its subsidiaries became subsidiaries of Laclede Group, an exempt holding company under the Public Utility Holding Company Act of 1935. Under the new structure, Laclede Gas and its former subsidiaries operate as separate subsidiaries of Laclede Group. The following charts illustrate the major organizational changes resulting from this restructuring.

                                             Organization Structure
                                            Prior to October 1, 2001

                                               -------------------
                                               Laclede Gas Company
                                               -------------------
                                                       |
                     --------------------------------------------------------------------
                     |                                 |                                |
           ----------------------         ---------------------------        ------------------------
           Laclede Investment LLC         Laclede Development Company        Laclede Pipeline Company
           ----------------------         ---------------------------        ------------------------
                     |                                 |
       ------------------------------        ---------------------
       Laclede Energy Resources, Inc.        Laclede Venture Corp.
       ------------------------------        ---------------------
                     |
      ---------------------------------
      Laclede Gas Family Services, Inc.
      ---------------------------------


                                             Organization Structure
                                            Effective October 1, 2001

                                             -----------------------
                                             The Laclede Group, Inc.
                                             -----------------------
                                                       |
         -------------------------------------------------------------------------------------------
         |                          |                                |                             |
-------------------       ----------------------        ---------------------------     ------------------------
Laclede Gas Company       Laclede Investment LLC        Laclede Development Company     Laclede Pipeline Company
-------------------       ----------------------        ---------------------------     ------------------------
                                    |                                |
                      ------------------------------       ---------------------
                      Laclede Energy Resources, Inc.       Laclede Venture Corp.
                      ------------------------------       ---------------------
                                    |
                     ---------------------------------
                     Laclede Gas Family Services, Inc.
                     ---------------------------------

         Since the October 1, 2001 restructuring, stock certificates previously representing shares of Laclede Gas common stock have represented the same number of shares of Laclede Group common stock. All serial preferred stock issued by Laclede Gas remains issued and outstanding as shares of Laclede Gas serial preferred stock. The dividend rate for the preferred stock has not changed and those dividends will continue to be paid by Laclede Gas. All outstanding indebtedness and other obligations of Laclede Gas prior to the restructuring remain outstanding as obligations of Laclede Gas.
         On October 1, 2001, Laclede Group had no outstanding securities other than common stock, however, it could issue other securities in the future. Laclede Group common stock is listed on the New York Stock Exchange and trades under the ticker symbol "LG".


3.    ACQUISITION OF SM&P UTILITY RESOURCES, INC.

         On January 28, 2002, Laclede Group completed its acquisition from NiSource, Inc. of 100% of the stock of SM&P, one of the nation's major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, performs over 10 million locates annually. During fiscal 2002, its approximate 2,000 employees operated across 10 centrally located states - Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio, Oklahoma, Texas and Wisconsin. Locators mark the placement of underground facilities for major providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. As a result of the acquisition, SM&P's earnings flow will not only diversify Laclede Group's earnings but also will be counter-seasonal to those of Laclede Gas. SM&P is a subsidiary of Laclede Group and will remain headquartered in Indiana. This acquisition was financed initially with conventional bank debt totaling $42.8 million.

         The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The goodwill recognized in this transaction is fully deductible for tax purposes. Acquired intangible assets of $484,000 were assigned to registered trademarks that are not subject to amortization. Net assets acquired includes cash and cash equivalents of $5.1 million.


     (Thousands)                                At January 28, 2002
---------------------------------------         -------------------
     Current assets                                   $20,578
     Property, plant, and equipment                     8,123
     Other assets                                         456
     Intangible assets                                    484
     Goodwill                                          27,455
                                                     --------
          Total assets acquired                        57,096
                                                     --------
     Current liabilities                               13,571
     Long-term liabilities                                404
                                                     --------
          Total liabilities assumed                    13,975
                                                     --------
          Net assets acquired                         $43,121
                                                     ========

         The results of SM&P's operations since January 28, 2002 have been included in Laclede Group's consolidated financial statements. SM&P's earnings are impacted by construction trends. SM&P's revenues are dependent on a limited number of customers, primarily in the utility and telecommunications sector, with contracts that may be terminated on as short as 30 days' notice.



4.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds. Pension credits in 2002, 2001 and 2000 amounted to $3.5 million, $5.2 million and $7.6 million, respectively, including amounts recorded in construction.

         The net periodic pension costs (credits) include the following components:

(Thousands)                                                            2002              2001               2000
--------------------------------------                              ----------        ----------         ----------
Service cost - benefits earned
   during the period                                                  $  9,441          $  9,575           $  9,281
Interest cost on projected
   benefit obligation                                                   14,653            15,331             14,714
Expected return on plan assets                                         (24,749)          (25,517)           (25,649)
Amortization of transition obligation                                     (602)             (662)              (716)
Amortization of prior service cost                                       1,127             1,174              1,024
Amortization of actuarial gain                                          (3,768)           (5,544)            (6,606)
Regulatory adjustment                                                      435               435                332
                                                                     ---------         ---------          ---------
Net pension cost (credit)                                             $ (3,463)         $ (5,208)          $ (7,620)
                                                                     =========         =========          =========

         Effective with the implementation of rates (from the 1999 rate case) on December 27, 1999, the Commission authorized amounts that were deferred pursuant to provisions in previous general rate cases, to be included in rates without return on investment and amortized over a fifteen-year period. Additionally, pursuant to MoPSC order, the return on plan assets is based on the market value of plan assets and the unrecognized net gain or loss balances subject to amortization are based upon the most recent five-year average of the unrecognized gain or loss balance. Net gains and losses subject to amortization are amortized over a five-year period, as ordered by the MoPSC. Other variances in net pension costs are primarily attributable to actuarial and investment experience.

         The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation recognized in the Consolidated Balance Sheets at September 30:

(Thousands)                                                                    2002               2001
--------------------------------------------                                ----------         ----------
Benefit obligation at beginning of year                                      $ 197,773          $ 200,463
Service cost                                                                     9,441              9,575
Interest cost                                                                   14,653             15,331
Plan amendments                                                                  4,897                162
Actuarial loss                                                                  24,401              1,684
Settlements                                                                          -            (20,652)
Gross benefits paid                                                            (23,075)            (8,790)
                                                                            ----------         ----------
Benefit obligation at end of year                                            $ 228,090          $ 197,773
                                                                            ==========         ==========



         The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:

(Thousands)                                                                              2002                   2001
------------------------------------------------                                    --------------         --------------
Fair value of plan assets at beginning of year                                            $299,437               $307,820
Actual return on plan assets                                                                (4,486)                 9,214
Employer contributions                                                                       1,354                 11,845
Settlements                                                                                      -                (20,652)
Gross benefits paid                                                                        (23,075)                (8,790)
                                                                                    --------------         --------------
Fair value of plan assets at end of year                                                  $273,230               $299,437
                                                                                    --------------         --------------

Funded status at end of year                                                              $ 45,140               $101,664
Unrecognized net actuarial (gain)/loss                                                      46,872                (10,532)
Unrecognized prior service cost                                                             18,655                 14,885
Unrecognized net transition asset                                                             (236)                  (838)
Fourth quarter contribution adjustment                                                         989                     56
                                                                                    --------------         --------------
Net amount recognized at end of year                                                      $111,420               $105,235
                                                                                    ==============         ==============

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid pension cost                                                                      $114,313               $110,475
Accrued benefit liability                                                                   (3,456)                (5,451)
Intangible asset                                                                                10                    211
Accumulated other comprehensive income                                                         553                      -
                                                                                    --------------         --------------
Net amount recognized at end of year                                                      $111,420               $105,235
                                                                                    ==============         ==============


         The pension benefit obligation and the fair value of plan assets are based on a June 30 measurement date. The projected benefit obligation was determined using a weighted average discount rate of 7.25% for 2002 and 7.75% for 2001, and a weighted average rate of future compensation increase of 4.00% for 2002 and 2001. The effect of the above changes in pension assumptions was to increase the projected benefit obligation by $16.9 million. The expected long-term rate of return on plan assets was 8.50% for both 2002 and 2001.
         The aggregate projected benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets were $5.2 million and $0, respectively, for fiscal 2002 and $54.2 million and $38.6 million, respectively, for fiscal 2001. The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $5.0 million and $0 respectively, for fiscal 2002 and $4.2 million and $0, respectively, for fiscal 2001.
         Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be settled by lump-sum cash payments. Settlements in 2002, 2001 and 2000 resulted in pre-tax gains of approximately $0, $.6 million, and $2.2 million, respectively. In 2001 and 2000, all such lump sum payments were recognized as settlements. Pursuant to MoPSC order in the 2001 rate case, effective for fiscal 2002, lump sum payments are recognized as settlements only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements in fiscal 2002.
         The cost of the defined contribution plans of Laclede Gas, which cover substantially all employees, amounted to $2.9 million, $3.0 million, and $2.6 million, respectively, for the years 2002, 2001 and 2000.

         Laclede Gas also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.
         Missouri state law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established the Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities. The unrecognized transition obligation is being amortized over 20 years. Postretirement benefit costs in 2002, 2001 and 2000 amounted to approximately $6.5 million, $6.2 million, and $6.0 million, respectively, including amounts charged to construction.
         Net periodic postretirement benefit costs consisted of the following components:

(Thousands)                                                            2002               2001               2000
--------------------------------------                             -----------        -----------        -----------
Service cost - benefits earned
  during the period                                                     $2,205             $2,063             $1,973
Interest cost on accumulated
  postretirement benefit obligation                                      3,266              3,055              2,814
Expected return on plan assets                                            (853)              (704)              (574)
Amortization of transition
  obligation                                                             1,267              1,267              1,267
Amortization of prior service cost                                         365                365                365
Amortization of actuarial loss                                             227                 66                 64
Regulatory adjustment                                                       69                 69                 53
                                                                   -----------        -----------        -----------
Net postretirement benefit cost                                         $6,546             $6,181             $5,962
                                                                   ===========        ===========        ===========


         The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:


(Thousands)                                                                    2002                 2001
-------------------------------------------                                ------------         ------------
Benefit obligation at beginning of year                                        $ 39,958             $ 37,123
Service cost                                                                      2,205                2,063
Interest cost                                                                     3,266                3,055
Plan amendments                                                                    (476)                   -
Actuarial loss                                                                    8,731                1,787
Gross benefits paid                                                              (3,657)              (4,070)
                                                                           ------------         ------------
Benefit obligation at end of year                                              $ 50,027             $ 39,958
                                                                           ============         ============


         The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:


(Thousands)                                                                         2002                 2001
------------------------------------------                                      ------------         ------------
Fair value of plan assets at beginning of year                                     $   9,715            $   7,866
Actual return on plan assets                                                             114                  310
Employer contributions                                                                 5,909                5,609
Gross benefits paid                                                                   (3,657)              (4,070)
                                                                                ------------         ------------
Fair value of plan assets at end of year                                           $  12,081            $   9,715
                                                                                ------------         ------------

Funded status at end of year                                                       $ (37,946)           $ (30,243)
Unrecognized net actuarial loss                                                       11,073                1,829
Unrecognized prior service cost                                                        1,997                2,839
Unrecognized net transition obligation                                                13,912               15,179
                                                                                ------------         ------------
Net amount recognized at end of year
  as postretirement benefit cost                                                   $ (10,964)           $ (10,396)
                                                                                ============         ============

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for 2002 was 8.00% in 2002, and gradually decreases each successive year until it reaches 5.00% in 2005 and future years. Such rate for 2001 was 5.00% in 2001 and future years. A one-percentage-point increase or (decrease) in the assumed health care cost trend rate for each future year would have increased or (decreased) the aggregate of the service and interest cost components of the 2002 net periodic postretirement benefit cost by approximately $.3 million or $(.3) million and would have increased or (decreased) the postretirement benefit obligation by $1.6 million or $(1.5) million. The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 7.25% for 2002 and 7.75% for 2001, and a weighted average rate of future compensation increase of 4.00% for both 2002 and 2001. These changes in assumptions increased the postretirement benefit obligation by $3.1 million. The weighted average rate for the expected return on medical plan assets was 7.75% for both 2002 and 2001 and the weighted average rate for the expected return on life insurance plan assets was 8.50% for both 2002 and 2001.
         In the 1999 rate case settlement, the Commission authorized previously deferred costs to be included in rates without return on investment and amortized over a fifteen-year period, effective with the implementation of new rates on December 27, 1999. Deferrals ceased September 30, 1999 and all OPEB costs are being charged to expense.
         SM&P maintains a defined benefit plan for selected employees. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan was $54,000 from the date of acquisition of SM&P through the end of fiscal 2002. The net liability recognized at September 30, 2002 was $289,000. The cost of the defined contribution plan of SM&P, which covers substantially all employees, was $663,000 from the date of acquisition through the end of fiscal 2002.


5.    GAS SUPPLY INCENTIVE PLAN AND OFF-SYSTEM SALES

         The provisions of the Utility's Gas Supply Incentive Plan (GSIP) extended through September 30, 2001. In September 2001, the MoPSC ruled that the GSIP should be allowed to expire. The Utility requested clarification and rehearing. On February 19, 2002, the MoPSC denied Laclede Gas' application for rehearing. Laclede Gas filed a petition for judicial review of the MoPSC's decision with the Cole County Circuit Court, together with a motion requesting that the MoPSC's decision be stayed. The request for stay was denied on May 13, 2002. The petition for judicial review is still pending. However, pursuant to the 2001 rate case settlement approved by the MoPSC in November 2001, and consistent with the 2002 rate case settlement, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001, which previously was shared with customers under the GSIP. Laclede Gas continues to retain all income resulting from sales outside of its traditional service area, as previously authorized by the MoPSC. However, Laclede Gas does not retain any of the savings it obtains relative to gas supply costs or any savings it obtains from pipeline discounts. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.
         As modified for fiscal 2001, total pre-tax income derived from all sharing provisions of GSIP, excluding income generated by sales outside of the Laclede Gas service area, could not exceed $9.0 million. Of that amount, pre-tax income derived from sharing gains and losses as measured against a benchmark level of gas costs could not exceed $5.3 million. Under the provisions of the Plan during fiscal 2001 and fiscal 2000, Laclede Gas and its customers shared as follows:
o releases of pipeline capacity, of which 70% to 90% of the revenues were allocated to its customers and the balance to its shareholders
o savings from discounts off of maximum pipeline transportation rates, of which the excess over a predetermined baseline of $13 million was allocated 70% to its customers and the balance to its shareholders
o gains and losses as measured against a benchmark level of gas cost, of which 50% to 90% (depending on the change from a predetermined cost) was allocated to its customers and the balance to its shareholders, and
o increases or decreases in costs related to changes in the mix of pipeline services, of which 70% was allocated to its customers and the balance to its shareholders.
         GSIP and off-system sales revenues are included in the gas distribution operating revenues line in the accompanying financial statements. Expenses related to the GSIP and off-system sales are included in the natural and propane gas expense line in the accompanying financial statements. Pre-tax income of the Plan, capacity release and off-system sales activities are set forth below.

(Thousands)                                                              2002                2001               2000
------------------------------------                                 -----------         -----------        -----------
GSIP (including Capacity Release)                                         $    -             $ 9,000             $7,166
Capacity Release (post-GSIP)                                               1,402                   -                  -
Off-System Sales                                                           3,718               1,035              2,477
                                                                     -----------         -----------        -----------
Total Pre-Tax Income                                                      $5,120             $10,035             $9,643
                                                                     ===========         ===========        ===========

6.    COMMON STOCK AND PAID-IN CAPITAL
         Total shares of common stock outstanding were 18.92 million and
18.88 million at September 30, 2002 and 2001, respectively.
         The Company issued 43,300 shares of its common stock during fiscal 2002 under its Dividend Reinvestment and Stock Purchase Plan. No additional common stock shares were issued in fiscal 2001.
         Paid-in capital decreased $21.2 million in 2002 primarily due to the cancellation of 1,865,638 shares of treasury stock totaling $22.2 million by Laclede Gas. This amount was partially offset by the effect of the issuance of common stock under the Dividend Reinvestment and Stock Purchase Plan. Paid-in capital increased slightly in 2001 due to gains recorded on reacquired preferred stock.
         On March 14, 1996, Laclede Gas declared a dividend of one common share purchase right for each outstanding share of common stock as of May 1, 1996. Each common share purchase right gave the Rightholder the right to purchase one common share for a purchase price of $60, subject to adjustment. The rights expired on May 1, 2006, and could be redeemed by Laclede for one cent each at any time before they became exercisable. The rights were not exercisable or transferable apart from the common stock, until ten days after (i) a person or group acquired or obtained the right to acquire 20% or more of the common stock, or (ii) commenced or announced its intention to commence a tender or exchange offer for 20% or more of the common stock. Following the former event, a right would entitle its holder to purchase, at the purchase price, the number of shares equal to the purchase price divided by one-half of the market price. Alternatively, Laclede Gas could exchange each right for one share of Laclede Gas common stock. A total of 18.88 million rights were outstanding at September 30, 2001. Concurrent with implementation of the holding company structure, ownership of these rights transferred to Laclede Group.
         On August 23, 2001, Laclede Group declared a dividend of one preferred share purchase right for each outstanding share of common stock as of October 1, 2001. Each preferred share purchase right entitles the registered holder to purchase from Laclede Group one one-hundredth of Series A junior participating preferred stock for a purchase price of $90, subject to adjustment. The value of one one-hundredth of a preferred share purchasable upon the exercise of each right should, because of the nature of the preferred shares' dividend, liquidation and voting rights, approximate the value of one common share. The rights expire on October 1, 2011 and may be redeemed by Laclede Group for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock until ten business days after (i) public announcement that a person or group has acquired beneficial ownership of 20% or more of the common stock, or (ii) commencement, or announcement of an intention to make, a tender offer or exchange for beneficial ownership of 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, for the purchase price, the number of shares equal to the purchase price divided by one-half of the market price. Alternatively, Laclede Group may exchange each right for one one-hundredth of a preferred share. A total of 18.92 million rights were outstanding on September 30, 2002.


7.    REDEEMABLE PREFERRED STOCK

         The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Laclede Gas Board of Directors. The redemption price is equal to par of $25.00 a share.
         During 2002, 16,006 shares of 5% Series B preferred stock were reacquired; in 2001, 5,257 shares of 5% Series B preferred stock and 601 shares of 4.56% Series C preferred stock were reacquired.
         Any default in a sinking fund payment must be cured before Laclede Gas may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the next five years subsequent to September 30, 2002 are $0 in 2003 and 2004 and $.2 million in 2005, 2006 and 2007.


8.    LONG-TERM DEBT

         Maturities on long-term debt, including current portion, for the five fiscal years subsequent to September 30, 2002 are as follows:

                  2003     $25 million
                  2004     -
                  2005     $25 million
                  2006     $40 million
                  2007     -

         On June 26, 2001, Laclede Gas issued $50 million of first mortgage bonds with an interest rate of 6 5/8%, at an overall cost of 6.968%. The bonds were dated June 15, 2001 and mature June 15, 2016. The proceeds were used to repay short-term debt. The bonds were rated AAA by Standard & Poor's and Fitch Ratings and Aaa by Moody's in consideration of insurance issued by Ambac Assurance covering the timely payment of the principal of and interest on the bonds. These ratings apply only to these insured bonds, and not to the other outstanding uninsured bonds of Laclede Gas. These bonds were issued under the Laclede Gas shelf registration Statement on Form S-3 and MoPSC authorization obtained in fiscal 2000, of which $270 million remained registered and unissued as of September 30, 2002.
         Substantially all of the utility plant of Laclede Gas is subject to the liens of its mortgage. Its mortgage contains provisions that restrict retained earnings from declaration or payment of cash dividends. As of September 30, 2002 and 2001, all of the consolidated retained earnings of Laclede Gas were free from such restrictions.

9.    NOTES PAYABLE AND CREDIT AGREEMENTS

         In September 2002, Laclede Gas renewed and increased its syndicated line of credit to $215 million for a period of 364 days. Laclede Gas also has supplemental 364-day lines totaling $15 million through January 2003. No seasonal lines were used during the fiscal year 2002.
         Laclede Gas has an arrangement for the issuance of commercial paper which is supported by the bank lines of credit. During fiscal year 2002, short-term borrowing requirements, which peaked at $139.7 million, were met by the sale of commercial paper. Laclede Gas had $118.9 million in commercial paper outstanding as of September 30, 2002, at a weighted average interest rate of 1.9%, and $117.1 million outstanding as of September 30, 2001, at a weighted average interest rate of 3.2%.
         At September 30, 2002, Laclede Group had a bank note in the amount of $42.8 million related to the acquisition of SM&P. The weighted average interest rate during fiscal 2002 was 2.7%.


10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and estimated fair values of financial instruments at September 30, 2002 and 2001 are as follows:

                                                                                    Carrying                   Fair
(Thousands)                                                                          Amount                   Value
----------------------------------------------                                   --------------          --------------
2002:
  CASH AND CASH EQUIVALENTS                                                            $ 12,870                $ 12,870
  SHORT-TERM DEBT                                                                       161,670                 161,670
  LONG-TERM DEBT, INCLUDING CURRENT PORTION                                             284,545                 315,178
  REDEEMABLE PREFERRED STOCK                                                              1,266                   1,266

2001:
  Cash and cash equivalents                                                            $  3,223                $  3,223
  Short-term debt                                                                       117,050                 117,050
  Long-term debt                                                                        284,459                 301,761
  Redeemable preferred stock, including current portion                                   1,667                   1,296


         The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt and preferred stock is estimated based on market prices for similar issues.


11.    INCOME TAXES

         Net provisions for income taxes were charged during the years ended September 30, 2002, 2001 and 2000 as shown on the Schedule of Income Taxes.
         The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

                                                                        2002               2001                2000
--------------------------------------                              -----------        -----------         -----------
Federal income tax statutory rate                                          35.0%              35.0%               35.0%
State and local income taxes,
   Net of federal income tax benefits                                       3.7                3.3                 3.6
Certain expenses capitalized on books
   And deducted on tax return                                              (4.4)              (2.5)               (2.5)
Taxes related to prior years                                                1.3                 .3                  .2
Other items - net                                                           (.2)              (3.3)               (1.1)
                                                                    -----------        -----------         -----------
Effective income tax rate                                                  35.4%              32.8%               35.2%
                                                                    ===========        ===========         ===========

         The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

(Thousands)                                                                2002                2001
--------------------------------------                                 -----------         -----------
Deferred tax assets:
   Reserves not currently deductible                                      $ 14,826            $ 16,278
   Deferred gas cost                                                         9,037               5,639
   Unamortized investment tax credits                                        3,544               3,745
   Other                                                                     3,175               1,885
                                                                       -----------         -----------
     Total deferred tax assets                                              30,582              27,547
                                                                       -----------         -----------

Deferred tax liabilities:
   Relating to utility property                                            123,862             111,057
   Pension                                                                  44,380              41,942
   Other                                                                     7,413               8,507
                                                                       -----------         -----------
     Total deferred tax liabilities                                        175,655             161,506
                                                                       -----------         -----------

Net deferred tax liability                                                 145,073             133,959
Net deferred tax asset - current                                            12,305               8,556
                                                                       -----------         -----------
Net deferred tax liability - non-current                                  $157,378            $142,515
                                                                       ===========         ===========



12.   OTHER INCOME AND INCOME DEDUCTIONS - NET

(Thousands)                                                            2002             2001              2000
--------------------------------------                              ----------       ----------        ----------
Allowance for Funds
     Used During Construction                                            $(149)         $   749           $   397
Other Income                                                               978            2,298             1,209
Other Income Deductions                                                   (151)          (1,630)             (871)
                                                                    ----------       ----------        ----------
Other Income and
     Income Deductions - Net                                             $ 678          $ 1,417           $   735
                                                                    ==========       ==========        ==========

13.    INFORMATION BY OPERATING SEGMENT

         The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in 10 Midwestern states, a wholly owned subsidiary of Laclede Group acquired on January 28, 2002. Non-Regulated Other includes the transportation of liquid propane, gas marketing, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven wholly owned subsidiaries, six of which became subsidiaries of Laclede Group as a result of the restructuring on October 1, 2001, plus Laclede Energy Services, Inc. (LES), a wholly owned subsidiary of Laclede Group that became operational on May 1, 2002. LES performs administrative gas supply and risk management services. The results of SM&P's operations since January 28, 2002 and the results of LES' operations since May 1, 2002 are included in Laclede Group's Consolidated Financial Statements. Accounting policies are as described in Note 1. There are no material intersegment revenues.

  (Thousands)                         Regulated
                                         Gas             Non-Regulated          Non-Regulated        Eliminations     Consolidated
                                     Distribution           Services                Other
                                    --------------     ------------------     -----------------      ------------     ------------
FISCAL 2002
OPERATING REVENUES                       $ 592,097               $ 94,116              $ 69,026         $       -       $  755,239
DEPRECIATION &
  AMORTIZATION                              24,215                      -*                    -**               -           24,215
INTEREST CHARGES                            25,105                    850                     -              (146)          25,809
INCOME TAX EXPENSE                          10,740                  1,077                   430                 -           12,247
NET INCOME                                  20,292                  1,434                   590                 -           22,316
TOTAL ASSETS                               984,374                 67,195                45,567           (15,263)       1,081,873
CONSTRUCTION EXPENDITURES                   48,765                  4,228                     6                 -           52,999

Fiscal 2001
Operating revenues                       $ 923,242               $      -              $ 78,867         $       -       $1,002,109
Depreciation &
  amortization                              26,193                      -                     -**               -           26,193
Interest charges                            28,792                      -                     -              (353)          28,439
Income tax expense                          14,170                      -                   661                 -           14,831
Net income                                  29,454                      -                   931                 -           30,385
Total assets                               963,676                      -                29,800           (17,566)         975,910
Construction expenditures                   46,952                      -                     -                 -           46,952

Fiscal 2000
Operating revenues                       $ 529,250               $      -              $ 36,878         $       -       $  566,128
Depreciation &
  amortization                              24,672                      -                     -**               -           24,672
Interest charges                            24,326                      -                     -              (318)          24,008
Income tax expense                          13,755                      -                   350                 -           14,105
Net income                                  25,408                      -                   464                 -           25,872
Total assets                               919,721                      -                26,901           (14,882)         931,740
Construction expenditures                   51,635                      -                     -                 -           51,635

* Depreciation & amortization for Non-Regulated Services totaling $1.9 million is included in Non-Regulated - Services Operating Expenses on the Statements of Consolidated Income.
** Depreciation & amortization for Non-Regulated Other is included in the Non-Regulated - Other Operating Expenses on the Statements of Consolidated Income (2002, $.2 million; 2001, $.1 million; 2000, $.1 million).

         In November 2002, SM&P was notified by two customers that, due to actions they have taken to address workforce management issues, they do not intend to continue to outsource certain functions at this time, which include locating services provided by SM&P after February and March 2003. Revenue from these customers totaled approximately $45 million for fiscal 2002. Management is currently evaluating the impact of this development on the financial position and results of operations of the Company.

14.    COMMITMENTS AND CONTINGENCIES

         Laclede Gas estimates fiscal year 2003 utility construction expenditures at approximately $53 million. The lease agreement covering the general office space of Laclede Gas extends through February 2005 with options to renew for up to 15 additional years. The aggregate rental expense for fiscal years 2002, 2001 and 2000 was $838,000, $830,000 and $821,000,
respectively. The annual minimum rental payment for fiscal year 2003 is anticipated to be approximately $847,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal 2005. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments. At the end of fiscal 2002, Laclede Gas entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be $456,000 in fiscal 2003 through 2005, $262,000 in fiscal 2006, and $52,000 in fiscal 2007. Laclede Gas has entered into various contracts, which in the aggregate require it to pay approximately $75 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the PGA Clause. The contracts have various expiration dates ranging from 2003 to 2011.
         SM&P has several operating leases, the aggregate annual cost of which is approximately $8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $15 million. SM&P also has lease agreements covering general office space extending through 2007 that resulted in rental expense of $801,000 during fiscal 2002. Payments will be $756,000 in fiscal 2003, $613,000 in fiscal 2004, $228,000 in fiscal 2005, $47,000 in fiscal
2006 and $20,000 in fiscal 2007.
         During fiscal 2002 Laclede Group issued guarantees totaling $9.0 million for performance and payment of certain gas supply purchases by Laclede Energy Resources, Inc. (the Company's non-utility marketing affiliate).
         A consolidated subsidiary is a general partner in an unconsolidated partnership, which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.8 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
         Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.
         With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.3 million. As of September 30, 2002, Laclede Gas has paid or reserved for these actions. If regulators require additional actions, Laclede Gas will incur additional costs.
         Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in and is presently owned by the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan
(RAP), for submission to the VCP, and a site development plan. Laclede Gas is presently meeting with the developer to determine what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $629,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.
         Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is included in Laclede Gas' rates.
         Laclede Gas has been advised that a third former manufactured gas plant site previously operated but no longer owned by Laclede Gas may contain gas plant waste that may require remediation. Laclede Gas is working to determine the nature and extent of such waste, if any, and its responsibility, if any, for any remediation costs.
         While the scope of costs relative to the Shrewsbury site will not be significant, the scope of costs relative to the other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, since the scope of costs are unknown and they may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.
         On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow the approximately $4.9 million of pre-tax income achieved under the PSP. Laclede Gas believes that Staff's position lacks merit and continues to vigorously oppose the adjustment in a proceeding before the MoPSC, the hearing for which is currently scheduled to occur in February 2003. Regulatory proceeding results are uncertain, and to the extent that a final Commission decision sustains Staff's recommended disallowance, the proceeding's outcome could have a material effect on the future financial position and results of operations of Laclede Gas. Missouri statutes provide an opportunity for court review of Commission decisions.
         In late August 2001, Laclede Gas was named a defendant in a lawsuit in the Circuit Court of the City of St. Louis, Missouri, Ronald J. Johnson vs. Laclede Gas Company, alleging that a class of persons residing in homes provided natural gas by Laclede Gas through direct buried copper service lines have, among other things, suffered diminution in property values and annoyance and discomfort due to residing in homes served by such allegedly corroded lines. The suit sought actual and punitive damages and an injunction requiring the repair and/or replacement of all such lines, which were alleged to number approximately 78,000. By letter dated September 21, 2001, its liability insurer advised Laclede Gas that the claims in the lawsuit, as pled, failed to qualify for any coverage under its excess general liability policy. Laclede Gas disagrees and continues to assert its right to coverage under the policy. The gas distribution business of Laclede Gas is regulated by the MoPSC, including as to safe and adequate service and rate matters. Under a current program, the Commission has provided for the monitoring and replacement of such lines. The costs of replacement, including carrying costs, have been included in rates established by the Commission. The MoPSC filed a Motion to Intervene and a Motion to Strike Plaintiff's Prayer for Injunctive Relief and to Stay Matters Within the Primary Jurisdiction of the MoPSC. The court subsequently granted the MoPSC's request for intervention. Laclede Gas filed a Motion to Dismiss which urged, among other things, the exclusive jurisdiction of the MoPSC as to gas safety matters generally and the direct buried copper service replacement program in particular. Laclede Gas filed a motion to dismiss the lawsuit that was granted by the Court on February 22, 2002. The plaintiff did not file an amended petition within the time granted by the Court but filed an appeal on April 3, 2002. On May 13, 2002, the plaintiff dismissed the appeal.
      Laclede Group and its subsidiaries are involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations reflected in the financial statements presented herein.


15.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

     In the opinion of Laclede Group, the quarterly information presented in the Schedule of Interim Financial Information for fiscal years 2002 and 2001 includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas. Since its acquisition on January 28, 2002, SM&P's seasonal operations (which are counter-seasonal to those of Laclede Gas) impacted the consolidated earnings per share presented by:

         Quarter Ended
         -------------
         March 31, 2002             $(.10)
         June 30, 2002              $.11
         September 30, 2002         $.07









Laclede Gas Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 99.1.

Item 9.  Changes in and Disagreements on Accounting and Financial
Disclosure

      There have been no disagreements on accounting and financial disclosure with Laclede's outside auditors that are required to be disclosed.


                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

      The information concerning directors required by this item is set forth on pages 5 through 8 in the Company's proxy statement dated December 24, 2002 and is incorporated herein by reference.
      The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

Item 11.  Executive Compensation

      The information required by this item is set forth on pages 9 through 20 in the Company's proxy statement dated December 24, 2002 and is incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation", "Performance Graph", and "Audit Committee Report" on pages 12 through 16 of such proxy statement is expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

      Information required by this item is set forth on page 8 in the Company's proxy statement dated December 24, 2002 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      There were no transactions required to be disclosed pursuant to this item.

Item 14.  Controls and Procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
      There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                 Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a) 1.  Consolidated Financial Statements:                   2002 10-K Page

        The Laclede Group, Inc.:
        For Years Ended September 30, 2002, 2001 and 2000:
          Statements of Consolidated Income                        26
          Statements of Consolidated Retained Earnings             27
          Statements of Consolidated Comprehensive Income          27
          Statements of Consolidated Cash Flows                    31
          Schedule of Income Taxes                                 32
        As of September 30, 2002 & 2001:
          Consolidated Balance Sheets                           28-29
          Statements of Consolidated Capitalization                30
        For Years Ended 2002 & 2001:
          Schedule of Interim Financial Information                33
        Notes to Financial Statements:
          The Laclede Group, Inc.                                  34
        Independent Auditors' Report                               24
        Management Report                                          25

        Laclede Gas Company:
        For Years Ended September 30, 2002, 2001 and 2000:
          Statements of Consolidated Income                  Ex. 99.1, p. 13
          Statements of Consolidated Retained Earnings       Ex. 99.1, p. 14
          Statements of Consolidated Comprehensive Income    Ex. 99.1, p. 14
          Statements of Consolidated Cash Flows              Ex. 99.1, p. 18
          Schedule of Income Taxes                           Ex. 99.1, p. 19
        As of September 30, 2002 & 2001:
          Consolidated Balance Sheets                        Ex. 99.1, p. 15-16
          Statements of Consolidated Capitalization          Ex. 99.1, p. 17
        For Years Ended 2002 & 2001:
          Schedule of Interim Financial Information          Ex. 99.1, p. 20
        Notes to Financial Statements:
          Laclede Gas Company                                Ex. 99.1, p. 21
        Independent Auditors' Report                         Ex. 99.1, p. 11
        Management Report                                    Ex. 99.1, p. 12

    2.  Supplemental Schedules

        II - Reserves - Laclede Group                              58
        II - Reserves - Laclede Gas                                59

        Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.  Exhibits

        Incorporated herein by reference to Index to Exhibits, page 60.

Management contracts and compensatory plans or arrangements listed in the Index to Exhibits required to be filed as exhibits to this form pursuant to
Item 15(a)(3) of this report:

Exhibit No.   Description

10.01     -   Laclede Incentive Compensation Plan, as
              amended.
10.01a    -   Amendment adopted by the Board of Directors on July 26, 1990 to the Incentive Compensation Plan.
10.01b    -   Amendments adopted by the Board of Directors on August 23,
              1990 to the Incentive Compensation Plan.
10.01c    -   Amendments to Laclede's Incentive Compensation
              Plan, effective January 26, 1995.
10.02     -   Senior Officers' Life Insurance Program of Laclede, as
              amended.
10.02a    -   Certified copy of resolutions of Laclede's Board of
              Directors adopted on June 27, 1991 amending the Senior
              Officers' Life Insurance Program.
10.02b    -   Certified copy of resolutions of Laclede's Board of
              Directors adopted on January 28, 1993 amending the Senior
              Officers' Life Insurance Program.
10.03     -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990, as
              amended.
10.03a    -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted by the Board of
              Directors on September 27, 1990.
10.03b    -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management Employees.
10.03c    -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated January 10, 1994.

Exhibit No.   Description

10.03d    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated July 29, 1994.
10.03e    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated February 21, 1995.
10.03f    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated March 7, 1995.
10.03g    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated September 11, 1995.
10.03h    -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated August 14, 1996.
10.03i    -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted by the Board of
              Directors on December 19, 1996.
10.03j    -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted February 7, 1997.
10.03k    -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted October 1, 2000.
10.04     -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25, 1991.
10.04a    -   Trust Agreement with Boatmen's Trust Company, dated
              September 4, 1990.
10.04b    -   First Amendment to Laclede Gas Company Trust Agreement dated as of September 4, 1990, adopted by the Board of Directors on
              September 23, 1993.
10.04c    -   Amendment (effective as of January 15, 1998) to Laclede Gas
              Company Trust Agreement (dated as of September 4, 1990)
              relating to the Laclede Gas Company Supplemental Retirement
              Plan.
10.05     -   Laclede Gas Company Salary Deferral Savings Plan, as
              amended through February 27, 1992.
10.05a    -   Amendment to Laclede's Salary Deferral Savings Plan,
              effective January 31, 1992, adopted by the Board of
              Directors on August 27, 1992.
10.05b    -   Amendment to Laclede's Salary Deferral Savings Plan dated
              January 10, 1994.
10.05c    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              July 29, 1994.
10.05d    -   Amendments to Laclede's Salary Deferral Savings Plan
              effective August 1, 1994 adopted by the Board of Directors on August 25, 1994.
10.05e    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              September 27, 1994.
10.05f    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              February 21, 1995.
10.05g    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              March 7, 1995.
10.05h    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              June 26, 1995.
10.05i    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              August 3, 1995.
10.05j    -   Amendments to Laclede's Salary Deferral Savings Plan, adopted
              April 21, 1997.
10.05k    -   Amendments to Laclede's Salary Deferral Savings Plan, adopted
              October 5, 1998.
10.05l    -   Amendments to Laclede's Salary Deferral Savings Plan, adopted with the following effective dates: October 1, 2000,
              November 1, 2000, February 3, 1997, August 1, 2000.
10.05m    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              September 18, 2001.
10.05n    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              September 25, 2002.
10.06     -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981.
10.06a    -   First Amendment to Laclede's Deferred Compensation Plan for
              Non-Employee Directors, adopted by the Board of Directors on
              July 26, 1990.
10.06b    -   Amendment to Laclede's Deferred Compensation Plan for
              Non-Employee Directors, adopted by the Board of Directors
              on August 27, 1992.
10.08     -   The Retirement Plan for Non-Employee Directors of Laclede
              Gas Company dated January 24, 1985.
10.08a    -   First Amendment to Retirement Plan for Laclede's
              Non-Employee Directors, adopted by the Board of Directors on
              July 26, 1990.
10.08b    -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on January 23,
              1992.
10.08c    -   Amendment and Restatement of Retirement Plan for Non-
              Employee Directors as of November 1, 2002.
10.09     -   Salient Features of the Laclede Gas Company Deferred
              Income Plan for Directors and Selected Executives,
              including amendments adopted by the Board of Directors
              on July 26, 1990.
10.09a    -   Amendment to Laclede's Deferred Income Plan for Directors
              and Selected Executives, adopted by the Board of Directors on August 27, 1992.
10.10     -   Form of Indemnification Agreement between Laclede
              and its Directors and Officers.
10.11     -   Laclede Gas Company Management Continuity Protection
              Plan, as amended, effective at the close of business on January 27, 1994, by the Board of Directors.

Exhibit No.   Description

10.12     -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990.
10.12a    -   Extension and amendment of Laclede's Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 17, 1994.
10.12b    -   Amendment to the Laclede Gas Company Restricted Stock Plan
              for Non-Employee Directors adopted August 14, 1998.
10.12c    -   Amendment to the Laclede Gas Company Restricted Stock Plan
              for Non-Employee Directors adopted December 16, 1999.
10.12d    -   2002 Restricted Stock Plan for Non-Employee Directors as of
              November 1, 2002.
10.14     -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives
              adopted by the Board of Directors on September 23, 1993.
10.18     -   Severance Benefits Agreement dated as of July 31, 2000
              between Laclede Gas Company and D.H. Yaeger.
10.20     -   The Laclede Group, Inc. Management Bonus Plan.
10.22     -   The Laclede Group, Inc. 2002 Equity Incentive Plan.




(b) Laclede and the Company filed one report on Form 8-K during the last quarter of fiscal year 2002.

    On July 25, 2002, Laclede and the Company submitted a Form 8-K reporting under Item 9 the issuance of a press release announcing third quarter earnings.

(c) Incorporated herein by reference to Index to Exhibits, page 60.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE LACLEDE GROUP, INC.


December 05, 2002                      By /s/ Barry C. Cooper
                                              Barry C. Cooper
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                      Title

 12/05/02     /s/ Douglas H. Yaeger           Chairman of the Board,
                  Douglas H. Yaeger           President and Chief
                                              Executive Officer
                                              (Principal Executive
                                              Officer)

 12/05/02     /s/ Barry C. Cooper             Chief Financial Officer
                  Barry C. Cooper             (Principal Financial and
                                              Accounting Officer)

 12/05/02     /s/ Andrew B. Craig, III        Director
                  Andrew B. Craig, III

 12/05/02     /s/ Henry Givens, Jr.           Director
                  Henry Givens, Jr.

 12/05/02     /s/ C. Ray Holman               Director
                  C. Ray Holman

 12/05/02     /s/ Robert C. Jaudes            Director
                  Robert C. Jaudes

 12/05/02     /s/ Mary Ann Van Lokeren        Director
                  Mary Ann Van Lokeren

 12/05/02     /s/ W. Stephen Maritz           Director
                  W. Stephen Maritz

 12/05/02     /s/ William E. Nasser           Director
                  William E. Nasser

 12/05/02     /s/ Robert P. Stupp             Director
                  Robert P. Stupp

                          CERTIFICATIONS
                          --------------

I, Douglas H. Yaeger, certify that:

1. I have reviewed this annual report on Form 10-K of The Laclede Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 5, 2002
      -------------------

                                       /s/ Douglas H. Yaeger
                                       --------------------------------------
                                       Douglas H. Yaeger
                                       Chairman of the Board,
                                       President and Chief Executive Officer

                               CERTIFICATIONS
                               --------------

I, Barry C. Cooper, certify that:

1. I have reviewed this annual report on Form 10-K of The Laclede Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 3, 2002
      -------------------

                                       /s/ Barry C. Cooper
                                       --------------------------------------
                                       Barry C. Cooper
                                       Chief Financial Officer

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LACLEDE GAS COMPANY


December 05, 2002                      By /s/ Barry C. Cooper
                                              Barry C. Cooper
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                Signature                      Title

 12/05/02    /s/ Douglas H. Yaeger       Chairman of the Board,
                 Douglas H. Yaeger       President and Chief Executive
                                         Officer
                                         (Principal Executive Officer)

 12/05/02    /s/ Barry C. Cooper         Director, Chief Financial Officer
                 Barry C. Cooper         (Principal Financial and
                                         Accounting Officer)

 12/05/02    /s/ John Moten, Jr.         Director, Senior Vice President
                 John Moten, Jr.         Operations & Marketing

 12/05/02    /s/ Kenneth J. Neises       Director, Executive Vice President
                 Kenneth J. Neises       Energy & Administrative
                                         Services

                               CERTIFICATIONS
                               --------------

I, Douglas H. Yaeger, certify that:

1. I have reviewed this annual report on Form 10-K of Laclede Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 5, 2002
      -------------------

                                       /s/ Douglas H. Yaeger
                                       --------------------------------------
                                       Douglas H. Yaeger
                                       Chairman of the Board,
                                       President and Chief Executive Officer

                               CERTIFICATIONS
                               --------------

I, Barry C. Cooper, certify that:

1. I have reviewed this annual report on Form 10-K of Laclede Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 3, 2002
      -------------------

                                       /s/ Barry C. Cooper
                                       --------------------------------------
                                       Barry C. Cooper
                                       Chief Financial Officer

                                                          SCHEDULE II
                                        THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
                                                            RESERVES
                                     FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------------------------
COLUMN A                                    COLUMN B                    COLUMN C                     COLUMN D         COLUMN E
                                           BALANCE AT         ADDITIONS           CHARGED           DEDUCTIONS         BALANCE
                                            BEGINNING            TO               TO OTHER             FROM           AT CLOSE
DESCRIPTION                                 OF PERIOD          INCOME             ACCOUNTS           RESERVES         OF PERIOD
-------------------------------------------------------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 2002:
DOUBTFUL ACCOUNTS                            $  9,216         $  6,640 (d)         $ 7,309 (a)       $ 18,633 (b)      $  4,532
                                             ==================================================================================
MISCELLANEOUS:
 Injuries and
   property damage                           $  3,423         $ 11,474 (d)         $     -           $  6,806 (c)      $  8,091
 Deferred compensation                         10,092            1,329                   -                992            10,429
                                             ----------------------------------------------------------------------------------
            TOTAL                            $ 13,515         $ 12,803             $     -           $  7,798          $ 18,520
                                             ==================================================================================

YEAR ENDED
SEPTEMBER 30, 2001:
DOUBTFUL ACCOUNTS                            $  6,058         $  8,602             $ 4,641 (a)       $ 10,085 (b)      $  9,216
                                             ==================================================================================
MISCELLANEOUS:
 Injuries and
   property damage                           $  3,314         $  1,825             $     -           $  1,716 (c)      $  3,423
 Deferred compensation                          9,614            1,415                   -                937            10,092
                                             ----------------------------------------------------------------------------------
            TOTAL                            $ 12,928         $  3,240             $     -           $  2,653          $ 13,515
                                             ==================================================================================

YEAR ENDED
SEPTEMBER 30, 2000:
DOUBTFUL ACCOUNTS                            $  6,241         $  4,493             $ 4,305 (a)       $  8,981 (b)      $  6,058
                                             ==================================================================================
MISCELLANEOUS:
 Injuries and
   property damage                           $  3,700         $  1,825             $     -           $  2,211          $  3,314
 Deferred compensation                          9,184            1,292                   -                862             9,614
                                             ----------------------------------------------------------------------------------
            TOTAL                            $ 12,884         $  3,117             $     -           $  3,073          $ 12,928
                                             ==================================================================================


(a)  Accounts reinstated, cash recoveries, etc.
(b)  Accounts written off.
(c)  Claims settled, less reimbursements from insurance companies.
(d)  Includes addition of SM&P's reserve balances at January 28, 2002.

                                                          SCHEDULE II
                                                      LACLEDE GAS COMPANY
                                                            RESERVES
                                     FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------------------------
COLUMN A                                    COLUMN B                    COLUMN C                     COLUMN D         COLUMN E
                                           BALANCE AT         ADDITIONS           CHARGED           DEDUCTIONS         BALANCE
                                            BEGINNING            TO               TO OTHER             FROM           AT CLOSE
DESCRIPTION                                 OF PERIOD          INCOME             ACCOUNTS           RESERVES         OF PERIOD
-------------------------------------------------------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)


YEAR ENDED
SEPTEMBER 30, 2002:
DOUBTFUL ACCOUNTS                            $  9,216         $  5,827 (d)         $ 7,309 (a)       $ 18,634 (b)      $  3,718
                                             ==================================================================================
MISCELLANEOUS:
 Injuries and
   property damage                           $  3,423         $  2,855             $     -           $  3,102 (c)      $  3,176
 Deferred compensation                         10,092            1,329                   -                992            10,429
                                             ----------------------------------------------------------------------------------
            TOTAL                            $ 13,515         $  4,184             $     -           $  4,094          $ 13,605
                                             ==================================================================================

YEAR ENDED
SEPTEMBER 30, 2001:
DOUBTFUL ACCOUNTS                            $  6,058         $  8,602             $ 4,641 (a)       $ 10,085 (b)      $  9,216
                                             ==================================================================================
MISCELLANEOUS:
 Injuries and
   property damage                           $  3,314         $  1,825             $     -           $  1,716 (c)      $  3,423
 Deferred compensation                          9,614            1,415                   -                937            10,092
                                             ----------------------------------------------------------------------------------
            TOTAL                            $ 12,928         $  3,240             $     -           $  2,653          $ 13,515
                                             ==================================================================================

YEAR ENDED
SEPTEMBER 30, 2000:
DOUBTFUL ACCOUNTS                            $  6,241         $  4,493             $ 4,305 (a)       $  8,981 (b)      $  6,058
                                             ==================================================================================
MISCELLANEOUS:
 Injuries and
   property damage                           $  3,700         $  1,825             $     -           $  2,211          $  3,314
 Deferred compensation                          9,184            1,292                   -                862             9,614
                                             ----------------------------------------------------------------------------------
            TOTAL                            $ 12,884         $  3,117             $     -           $  3,073          $ 12,928
                                             ==================================================================================


(a)  Accounts reinstated, cash recoveries, etc.
(b)  Accounts written off.
(c)  Claims settled, less reimbursements from insurance companies.
(d)  Includes elimination of subsidiary provision due to October 1, 2001 restructuring.

                           INDEX TO EXHIBITS
                           -----------------
Exhibit
  No.
-------

2.01*     -   Agreement and Plan of Merger and Reorganization, filed
              as Appendix A to proxy statement/prospectus contained in
              the Company's registration statement on Form S-4,
              No. 333-48794.
3.01(i)*  -   Laclede's Restated Articles of Incorporation, effective
              March 18, 2002; filed as Exhibit 3.3 to Form 8-K filed
              May 29, 2002.
3.01(ii)* -   Bylaws of Laclede effective January 18, 2002; filed as
              Exhibit 3.4 to Laclede's Form 8-K filed May 29, 2002.
3.02(i)*  -   The Company's Articles of Incorporation, filed as
              Appendix B to the proxy statement/prospectus contained
              in the Company's registration statement on Form S-4,
              No. 333-48794.
3.02(ii)* -   The Company's Bylaws as amended August 22, 2002, filed as
              Exhibit 1 to the Company's Form 8-K filed October 4, 2002.
4.01*     -   Mortgage and Deed of Trust, dated as of February 1,
              1945; filed as Exhibit 7-A to Registration Statement
              No. 2-5586.
4.02*     -   Fourteenth Supplemental Indenture, dated as of
              October 26, 1976; filed on June 26, 1979 as Exhibit b-4
              to Registration Statement No. 2-64857.
4.03*     -   Seventeenth Supplemental Indenture, dated as of May 15,
              1988; filed as Exhibit 28(a) to the Registration
              Statement No. 33-38413.
4.04*     -   Eighteenth Supplemental Indenture, dated as of
              November 15, 1989; filed as Exhibit 28(b) to the
              Registration Statement No. 33-38413.
4.05*     -   Nineteenth Supplemental Indenture, dated as of May 15,
              1991; filed on May 16, 1991 as Exhibit 4.01 to Laclede's
              Form 8-K.
4.06*     -   Twentieth Supplemental Indenture, dated as of
              November 1,1992; filed on November 4, 1992 as Exhibit 4.01 to Laclede's Form 8-K.
4.07*     -   Twenty-First Supplemental Indenture, dated as of May 1,
              1993; filed on May 13, 1993 as Exhibit 4.01 to Laclede's
              Form 8-K.
4.08*     -   Twenty-Second Supplemental Indenture dated as of
              November 15, 1995; filed on December 8, 1995 as Exhibit
              4.01 to Laclede's Form 8-K.
4.09*     -   Twenty-Third Supplemental Indenture dated as of
              October 15, 1997; filed on November 6, 1997 as Exhibit
              4.01 to Laclede's Form 8-K.
4.10*     -   Twenty-Fourth Supplemental Indenture dated as of June 1,
              1999, filed on June 4, 1999 as Exhibit 4.01 to Laclede's
              Form 8-K.
4.11*     -   Twenty-Fifth Supplemental Indenture dated as of September 15,
              2000, filed on September 27, 2000 as Exhibit 4.01 to Laclede's
              Form 8-K.
4.12*     -   Twenty-Sixth Supplemental Indenture dated as of June 15,
              2001, filed on July 6, 2001 as Exhibit 4.01 to Laclede's Form
              8-K.

* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

Exhibit
  No.
-------
4.13*     -   Laclede Gas Company Board of Directors' Resolution dated
              August 28, 1986 which generally provides that the Board
              may delegate its authority in the adoption of certain
              employee benefit plan amendments to certain designated
              Executive Officers; filed as Exhibit 4.12 to Laclede's
              1991 10-K.
4.13a*    -   Laclede Gas Company Board of Directors' Resolutions dated
              August 25, 1988, which generally provide for certain
              amendments to Laclede's Wage Deferral Savings Plan and Salary
              Deferral Savings Plan and that certain Officers are authorized to execute such amendments; filed as Exhibit 4.12g to
              Laclede's 1988 10-K.
4.14*     -   Rights Agreement dated as of April 3, 1996; filed on April 3,
              1996 as Exhibit 1 to Laclede's Form 8-A.
4.15*     -   Rights Agreement dated as of October 1, 2001; filed as
              Exhibit 4 to the Company's Form 8-A on September 6, 2001.
10.01*    -   Laclede Incentive Compensation Plan, as
              amended; filed as Exhibit 10.03 to Laclede's 1989 10-K.
10.01a*   -   Amendment adopted by the Board of Directors on July 26, 1990 to the Incentive Compensation Plan; filed as Exhibit 10.02a to
              Laclede's 1990 10-K.
10.01b*   -   Amendments adopted by the Board of Directors on August 23,
              1990 to the Incentive Compensation Plan; filed as Exhibit
              10.02b to Laclede's 1990 10-K.
10.01c*   -   Amendments to Laclede's Incentive Compensation
              Plan, effective January 26, 1995; filed as Exhibit 10.3
              to Laclede's 10-Q for the fiscal quarter ended
              March 31, 1995.
10.02*    -   Senior Officers' Life Insurance Program of Laclede, as
              amended; filed as Exhibit 10.03 to Laclede's 1990 10-K.
10.02a*   -   Certified copy of resolutions of Laclede's Board of
              Directors adopted on June 27, 1991 amending the Senior
              Officers' Life Insurance Program; filed as Exhibit 10.01 to
              Laclede's 10-Q for the fiscal quarter ended June 30, 1991.
10.02b*   -   Certified copy of resolutions of Laclede's Board of
              Directors adopted on January 28, 1993 amending the Senior
              Officers' Life Insurance Program; filed as Exhibit 10.03 to
              Laclede's 10-Q for the fiscal quarter ended March 31, 1993.
10.03*    -   Employees' Retirement Plan of Laclede Gas Company -
              Management Employees, effective as of July 1, 1990, as
              amended; filed as Exhibit 10.01 to the Laclede's 10-Q
              for the fiscal quarter ended June 30, 1990.
10.03a*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted by the Board of
              Directors on September 27, 1990; filed as Exhibit 10.04a to
              Laclede's 1990 10-K.
10.03b*   -   Amendments dated December 12, 1990 to the Employees'
              Retirement Plan of Laclede Gas Company - Management Employees;
              filed as Exhibit 10.04b to Laclede's 1990 10-K.
10.03c*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated January 10, 1994; filed as Exhibit 10.01 to Laclede's 10-Q for the fiscal quarter
              ended December 31, 1993.
10.03d*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated July 29, 1994; filed as
              Exhibit 10.3d to Laclede's 1994 10-K.
10.03e*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated February 21, 1995; filed as Exhibit 10.4 to Laclede's 10-Q for the fiscal quarter ended
              March 31, 1995.
10.03f*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated March 7, 1995; filed as
              Exhibit 10.5 to Laclede's 10-Q for the fiscal quarter ended
              March 31, 1995.


* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

Exhibit
  No.
-------

10.03g*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated September 11, 1995; filed as Exhibit 10.03g to Laclede's 1995 10-K.
10.03h*   -   Amendments to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees dated August 14, 1996; filed as
              Exhibit 10.03h to Laclede's 1996 10-K.
10.03i*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted by the Board of
              Directors on December 19, 1996; filed as Exhibit 10.01 to
              Laclede's 10-Q for the fiscal quarter ended December 31, 1996.
10.03j*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted February 7, 1997; filed as Exhibit 10.01 to Laclede's 10-Q for the fiscal quarter
              ended March 31, 1997.
10.03k*   -   Amendment to the Employees' Retirement Plan of Laclede Gas
              Company - Management Employees adopted October 1, 2000; filed as Exhibit 10.03k to Laclede's 2000 10-K.
10.04*    -   Laclede Gas Company Supplemental Retirement Benefit
              Plan, as amended and restated effective July 25, 1991;
              filed as Exhibit 10.05 to Laclede's 1991 10-K.
10.04a*   -   Trust Agreement with Boatmen's Trust Company, dated
              September 4, 1990; filed as Exhibit 10.05c to Laclede's
              1990 10-K.
10.04b*   -   First Amendment to Laclede Gas Company Trust Agreement dated as of September 4, 1990, adopted by the Board of Directors on
              September 23, 1993; filed as Exhibit 10.05b to Laclede's
              1993 10-K.
10.04c*   -   Amendment (effective as of January 15, 1998) to Laclede Gas
              Company Trust Agreement (dated as of September 4, 1990)
              relating to the Laclede Gas Company Supplemental Retirement
              Plan; filed as Exhibit 10.01 to Laclede's 10-Q for the fiscal quarter ended June 30, 1998.
10.05*    -   Laclede Gas Company Salary Deferral Savings Plan, as
              amended through February 27, 1992; filed as Exhibit 10.08 to
              Laclede's 10-Q for the fiscal quarter ended March 31, 1992.
10.05a*   -   Amendment to Laclede's Salary Deferral Savings Plan,
              effective January 31, 1992, adopted by the Board of
              Directors on August 27, 1992; filed as Exhibit 10.08a to
              Laclede's 1992 10-K.
10.05b*   -   Amendment to Laclede's Salary Deferral Savings Plan dated
              January 10, 1994; filed as Exhibit 10.02 to Laclede's 10-Q for the fiscal quarter ended December 31, 1993.
10.05c*   -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              July 29, 1994; filed as Exhibit 10.05c to Laclede's 1994 10-K.
10.05d*   -   Amendments to Laclede's Salary Deferral Savings Plan,
              effective August 1, 1994 adopted by the Board of Directors on August 25, 1994; filed as Exhibit 10.05d to Laclede's
              1994 10-K.
10.05e*   -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              September 27, 1994; filed as Exhibit 10.05e to Laclede's
              1994 10-K.
10.05f*   -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              February 21, 1995; filed as Exhibit 10.1 to Laclede's 10-Q for the fiscal quarter ended March 31, 1995.
10.05g*   -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              March 7, 1995; filed as Exhibit 10.2 to Laclede's 10-Q for the fiscal quarter ended March 31, 1995.
10.05h*   -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              June 26, 1995; filed as Exhibit 10.1 to Laclede's 10-Q for the fiscal quarter ended June 30, 1995.
10.05i*   -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              August 3, 1995; filed as Exhibit 10.05 to Laclede's 1995 10-K.
10.05j*   -   Amendments to Laclede's Salary Deferral Savings Plan, adopted
              April 21, 1997; filed as Exhibit 4.1 to Laclede's 10-Q for the fiscal quarter ended June 30, 1997.
10.05k*   -   Amendments to Laclede's Salary Deferral Savings Plan, adopted
              October 5, 1998; filed as Exhibit 10 to Laclede's 10-Q for the fiscal quarter ended December 31, 1998.
10.05l*   -   Amendments to Laclede's Salary Deferral Savings Plan, adopted with the following effective dates: October 1, 2000,
              November 1, 2000, February 3, 1997, August 1, 2000; filed as
              Exhibit 10.05l to Laclede's 2000 10-K.
10.05m*   -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              September 18, 2001; filed as Exhibit 10.05m to Laclede's
              2001 10-K.
10.05n    -   Amendments to Laclede's Salary Deferral Savings Plan, dated
              September 25, 2002.
10.06*    -   Laclede Gas Company Deferred Compensation Plan for
              Non-Employee Directors dated March 26, 1981; filed as
              Exhibit 10.12 to Laclede's 1989 10-K.
10.06a*   -   First Amendment to Laclede's Deferred Compensation Plan for
              Non-Employee Directors, adopted by the Board of Directors on
              July 26, 1990; filed as Exhibit 10.09a to Laclede's 1990 10-K.
10.06b*   -   Amendment to Laclede's Deferred Compensation Plan for
              Non-Employee Directors, adopted by the Board of Directors
              on August 27, 1992; filed as Exhibit 10.09b to Laclede's
              1992 10-K.
10.07*    -   Transportation Service Agreement For Rate Schedule FSS, Contract
              #3147 between Mississippi River Transmission Corporation ("MRT")
              and Laclede effective May 1, 2002; filed as exhibit 10.1 to
              Laclede's 10-Q for the fiscal quarter ended June 30, 2002.
10.07a*   -   Storage Service Agreement dated October 13, 1993 between
              Mississippi River Transmission Corporation and Laclede; filed as exhibit 10.07e to Laclede's 1997 10-K.
10.07b*   -   Transportation Service Agreement for Rate Schedule FTS,
              Contract #3310, between Laclede and MRT effective May 1, 2002;
              filed as Ex. 10.2 to Laclede's 10-Q for the fiscal quarter ended June 30, 2002.
10.07c*   -   Transportation Service Agreement for Rate Schedule FTS,
              Contract #3311, between Laclede and MRT effective May 1, 2002;
              filed as Ex. 10.3 to Laclede's 10-Q for the fiscal quarter ended June 30, 2002.
10.08*    -   The Retirement Plan for Non-Employee Directors of
              Laclede Gas Company dated January 24, 1985; filed as
              Exhibit 10.01 to Laclede's 10-Q for the fiscal quarter ended March 31, 1990.


* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

Exhibit
   No.
-------

10.08a*   -   First Amendment to Retirement Plan for Laclede's
              Non-Employee Directors, adopted by the Board of Directors on
              July 26, 1990; filed as Exhibit 10.11a to Laclede's 1990 10-K.
10.08b*   -   Amendments to the Retirement Plan for Non-Employee
              Directors, adopted by the Board of Directors on January 23,
              1992; filed as Exhibit 10.11 to Laclede's 10-Q for the fiscal quarter ended March 31, 1992.
10.08c    -   Amendment and Restatement of Retirement Plan for Non-
              Employee Directors as of November 1, 2002.
10.09*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan for Directors and Selected Executives,
              including amendments adopted by the Board of Directors
              on July 26, 1990; filed as Exhibit 10.12 to the Laclede's
              1991 10-K.
10.09a*   -   Amendment to Laclede's Deferred Income Plan for Directors
              and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to Laclede's
              1992 10-K.
10.10*    -   Form of Indemnification Agreement between Laclede
              and its Directors and Officers; filed as Exhibit 10.13
              to Laclede's 1990 10-K.
10.11*    -   Laclede Gas Company Management Continuity Protection
              Plan, as amended, effective at the close of business on
              January 27, 1994, by the Board of Directors; filed as
              Exhibit 10.1 to Laclede's 10-Q for the fiscal quarter
              ended March 31, 1994.
10.12*    -   Laclede Gas Company Restricted Stock Plan for
              Non-Employee Directors, effective as of January 25,
              1990; filed as Exhibit 10.03 to Laclede's 10-Q for
              the fiscal quarter ended March 31, 1990.
10.12a*   -   Extension and amendment of Laclede's Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 17, 1994; filed as Exhibit 10.1 to Laclede's 10-Q for the quarter ended December 31, 1994.
10.12b*   -   Amendment to the Laclede Gas Company Restricted Stock Plan
              for Non-Employee Directors adopted August 14, 1998; filed as
              Exhibit 10.12b to Laclede's 1998 10-K.
10.12c*   -   Amendment to the Laclede Gas Company Restricted Stock Plan
              for Non-Employee Directors adopted December 16, 1999; filed as
              Exhibit 10.01 to Laclede's 10-Q for the quarter ended June 30,
              2000.
10.12d    -   2002 Restricted Stock Plan for Non-Employee Directors as
              of November 1, 2002.
10.13*    -   Laclede Gas Company Trust Agreement with Boatmen's Trust
              Company, dated December 7, 1989; filed as Exhibit 10.16
              to Laclede's 1990 10-K.
10.13a*   -   First Amendment to Laclede's Trust Agreement, adopted by the
              Board of Directors on July 26, 1990; filed as Exhibit 10.16a to Laclede's 1990 10-K.
10.13b*   -   Second Amendment to Laclede's Trust Agreement dated as of
              December 7, 1989, adopted by the Board of Directors on
              September 23, 1993; filed as Exhibit 10.16b to Laclede's 1993
              10-K.
10.13c*   -   Third Amendment to Laclede Gas Company Trust Agreement dated as of December 7, 1989 adopted by the Board of Directors on
              August 28, 1997; filed as Exhibit 10.13c Laclede's 1997 10-K.
10.13d*   -   Amendment (effective as of January 15, 1998) to Laclede Gas
              Company Trust Agreement (dated as of December 7, 1989); filed as Exhibit 10.02 to Laclede's 10-Q for the fiscal quarter
              ended June 30, 1998.
10.14*    -   Salient Features of the Laclede Gas Company Deferred
              Income Plan II for Directors and Selected Executives adopted by the Board of Directors on September 23, 1993;
              filed as Exhibit 10.17 to Laclede's 1993 10-K.

* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

                           INDEX TO EXHIBITS
                           -----------------

Exhibit
  No.
-------
10.15*    -   Lines of Credit Agreements dated January 24, 2002
              with UMB Bank, N.A.; filed as Exhibits 10.1 and 10.2 to
              Laclede's 10-Q for the quarter ended March 31, 2002.
10.16*    -   Revolving Credit Agreement between the Company and U.S. Bank
              National Association dated June 13, 2002; filed as Ex. 10.4 to the Company's 10-Q for the quarter ended June 30, 2002.
10.17*    -   Loan Agreement between the Company and U.S. Bank National
              Association filed as Ex. 10.1 to the Company's Form 8-K filed
              May 29, 2002.
10.18*    -   Severance Benefits Agreement dated as of July 31, 2000
              between Laclede Gas Company and D.H. Yaeger; filed as
              Exhibit 10.21 to Laclede's 2000 Form 10-K.
10.19*    -   Loan Agreement dated September 16, 2002 for Laclede with U.S.
              Bank National Association as administrative agent for
              participating bank; Filed as Exhibit 2 to the Company's Form 8-K filed October 4, 2002.
10.20     -   The Laclede Group, Inc. Management Bonus Plan.
10.21     -   Stock Purchase Agreement between NiSource Inc. and The Laclede
              Group, Inc.
10.22     -   The Laclede Group, Inc. 2002 Equity Incentive Plan.
10.23     -   Lease between Laclede Gas Company, as Lessee and First National
              Bank in St. Louis, Trustee, as Lessor.
12        -   Ratios of Earnings to Fixed Charges.
21        -   Subsidiaries of the Registrant.
23        -   Consent of Independent Public Accountants.
99.1      -   Laclede Gas Company - Selected Financial Data, Management's
              Discussion and Analysis of Financial Condition and Results of
              Operations, Notes to Financial Statements, Independent Auditors'
              Report, and Management Report.
99.2      -   Certificate of compliance for The Laclede Group, Inc. under
              Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas H.
              Yaeger.
99.3      -   Certificate of compliance for The Laclede Group, Inc. under
              Section 906 of the Sarbanes-Oxley Act of 2002 for Barry C.
              Cooper.
99.4      -   Certificate of compliance for Laclede Gas Company under
              Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas H.
              Yaeger.
99.5      -   Certificate of compliance for Laclede Gas Company under
              Section 906 of the Sarbanes-Oxley Act of 2002 for Barry C.
              Cooper.



* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.