Form 10-Q
period 2002-12-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2003-01-31
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2002
OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     -------------------------------------------------------------------------------------------------------
     Commission File    Exact Name of Registrant as            States of             I.R.S.
     Number             Specified in its Charter and           Incorporation         Employer
                        Principal Office Address and                                 Identification Number
                        Telephone Number
     -------------------------------------------------------------------------------------------------------
     1-16681            The Laclede Group, Inc.                Missouri              74-2976504
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------
     1-1822             Laclede Gas Company                    Missouri              43-0368139
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

                  The Laclede Group, Inc.:          Yes  X            No
                                                         ----            ----
                  Laclede Gas Company:              Yes  X            No
                                                         ----            ----

and (2) has been subject to such filing requirements for the past 90 days:

                  The Laclede Group, Inc.:          Yes  X            No
                                                         ----            ----
                  Laclede Gas Company:              Yes  X            No
                                                         ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                  Shares Outstanding At
Registrant                 Description of Common Stock            January 31, 2003
----------                 ---------------------------            ----------------
The Laclede Group, Inc.    Common Stock ($1.00 Par Value)         18,999,126

Laclede Gas Company        Common Stock ($1.00 Par Value)                100 (100% owned by
                                                                             Laclede Group)

TABLE OF CONTENTS                                                               Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The Laclede Group, Inc.:
                  Statements of Consolidated Income                             4
                  Consolidated Balance Sheets                                   5-6
                  Statements of Consolidated Cash Flows                         7

         Laclede Gas Company:
                  Statements of Consolidated Income                             8
                  Consolidated Balance Sheets                                   9-10
                  Statements of Consolidated Cash Flows                         11

         Notes to Consolidated Financial Statements
         (The Laclede Group and Laclede Gas Company - Combined)                 12

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                         18

Item 4.  Controls and Procedures                                                25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      26

Item 6.  Exhibits and Other Reports on Form 8-K                                 26

SIGNATURES - The Laclede Group                                                  27

CERTIFICATIONS - The Laclede Group                                              28-29

SIGNATURES - Laclede Gas Company                                                30

CERTIFICATIONS - Laclede Gas Company                                            31-32

INDEX TO EXHIBITS                                                               33

Filing Format
-------------
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

Effective October 1, 2001, Laclede Gas and its subsidiaries became subsidiaries of The Laclede Group. At that time stock certificates previously representing shares of Laclede Gas common stock were deemed to represent the same number of shares of The Laclede Group common stock. All of the former subsidiaries of Laclede Gas (Laclede Investment LLC, Laclede Energy Resources, Inc., Laclede Gas Family Services, Inc., Laclede Development Company, Laclede Venture Corp. and Laclede Pipeline Company) are now subsidiaries of Laclede Group.

                                   PART I
                            FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes separate consolidated financial statements (i.e. balance sheets, statements of income and statements of cash flows) for Laclede Group and Laclede Gas.

A single set of Notes to the Consolidated Financial Statements begins on page 12 that applies equally to Laclede Group and Laclede Gas, except where otherwise noted.

This report includes a single Management's Discussion and Analysis of Financial Condition and Results of Operations for Laclede Group as well as Laclede Gas, due to the similarity of the operating results of the two entities.

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 2002.

Item 1. Financial Statements

                                    THE LACLEDE GROUP, INC.
                               STATEMENTS OF CONSOLIDATED INCOME
                                          (UNAUDITED)

(Thousands, Except Per Share Amounts)


                                                                          Three Months Ended
                                                                             December 31,
                                                                          2002          2001
                                                                        --------      --------
Operating Revenues:
  Regulated
    Gas distribution                                                    $217,165      $183,211
  Non-Regulated
    Services                                                              30,823             -
    Other                                                                 32,183        11,433
                                                                        ----------------------
      Total Operating Revenues                                           280,171       194,644
                                                                        ----------------------

Operating Expenses:
  Regulated
    Natural and propane gas                                              133,843       115,594
    Other operation expenses                                              31,324        26,276
    Maintenance                                                            4,444         4,314
    Depreciation and amortization                                          5,493         6,582
    Taxes, other than income taxes                                        14,128        12,899
                                                                        ----------------------
      Total regulated operating expenses                                 189,232       165,665
  Non-Regulated
    Services                                                              30,625             -
    Other                                                                 31,081        11,663
                                                                        ----------------------
      Total Operating Expenses                                           250,938       177,328
                                                                        ----------------------
Operating Income                                                          29,233        17,316
Other Income and Income Deductions - Net                                   1,048           924
                                                                        ----------------------
Income Before Interest and Income Taxes                                   30,281        18,240
                                                                        ----------------------

Interest Charges:
  Interest on long-term debt                                               5,205         5,205
  Preferred dividends and distributions of subsidiary trust                  144             -
  Other interest charges                                                   1,349         1,359
                                                                        ----------------------
      Total Interest Charges                                               6,698         6,564
                                                                        ----------------------
Income Before Income Taxes                                                23,583        11,676
Income Tax Expense                                                         8,472         3,936
Dividends on Redeemable Preferred Stock - Laclede Gas                         16            21
                                                                        ----------------------
Net Income Applicable to Common Stock                                   $ 15,095      $  7,719
                                                                        ======================



Average Number of Common Shares Outstanding                               18,961        18,878

Earnings Per Share of Common Stock                                          $.80          $.41

Dividends Declared Per Share of Common Stock                               $.335         $.335



See notes to consolidated financial statements.

                                        THE LACLEDE GROUP, INC.
                                      CONSOLIDATED BALANCE SHEETS


                                                                             Dec. 31          Sept. 30
                                                                               2002             2002
                                                                             -------          --------

                                                                                  (Thousands)

                                                                           (UNAUDITED)
                        ASSETS
Utility Plant                                                              $  998,768       $  988,747
  Less: Accumulated depreciation and amortization                             398,724          394,371
                                                                           ---------------------------
      Net Utility Plant                                                       600,044          594,376
                                                                           ---------------------------
Goodwill                                                                       27,462           27,455
                                                                           ---------------------------
Other Property and Investments                                                 46,535           46,986
                                                                           ---------------------------

Current Assets:
  Cash and cash equivalents                                                     8,842           12,870
  Accounts receivable                                                         173,575           94,010
    Less: Allowances for doubtful accounts                                     (4,677)          (4,532)
  Materials, supplies, and merchandise at avg. cost                             4,620            4,364
  Natural gas stored underground at LIFO cost                                  78,603           77,121
  Propane gas at FIFO cost                                                     14,698           14,712
  Deferred income taxes                                                        10,459           12,305
  Prepayments and other                                                        13,879           11,505
                                                                           ---------------------------
      Total Current Assets                                                    299,999          222,355
                                                                           ---------------------------

Deferred Charges:
  Prepaid pension cost                                                        113,095          114,313
  Regulatory assets                                                            73,076           72,484
  Other                                                                         5,887            3,904
                                                                           ---------------------------
      Total deferred charges                                                  192,058          190,701
                                                                           ---------------------------
Total Assets                                                               $1,166,098       $1,081,873
                                                                           ===========================


See notes to consolidated financial statements.








                                        THE LACLEDE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS (Continued)


                                                                             Dec. 31          Sept. 30
                                                                               2002             2002
                                                                             -------          --------

                                                                                  (Thousands)

                                                                           (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (Dec. 31, 2002, 18,962,906 and
     Sept. 30, 2002, 18,921,287 shares issued)                             $   18,963       $   18,921
  Paid-in capital                                                              65,612           64,667
  Retained earnings                                                           211,259          202,517
  Accumulated other comprehensive income (loss)                                  (339)            (339)
                                                                           ---------------------------
      Total common stock equity                                               295,495          285,766
  Redeemable preferred stock - Laclede Gas                                      1,266            1,266
  Obligated mandatorily redeemable preferred securities of
     subsidiary trust                                                          45,000                -
  Long-term debt (less sinking fund requirements) - Laclede Gas               259,566          259,545
                                                                           ---------------------------
      Total Capitalization                                                    601,327          546,577
                                                                           ---------------------------

Current Liabilities:
  Notes payable                                                               168,040          161,670
  Accounts payable                                                             84,177           45,707
  Advance customer billings                                                    11,359           24,832
  Current portion of long-term debt                                            25,000           25,000
  Taxes accrued                                                                12,618            9,815
  Unamortized purchased gas adjustment                                         16,879           22,976
  Other                                                                        41,974           46,797
                                                                           ---------------------------
      Total Current Liabilities                                               360,047          336,797
                                                                           ---------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       160,008          157,378
  Unamortized investment tax credits                                            5,551            5,629
  Pension and postretirement benefit costs                                     16,391           14,658
  Other                                                                        22,774           20,834
                                                                           ---------------------------
      Total Deferred Credits and Other Liabilities                            204,724          198,499
                                                                           ---------------------------
Total Capitalization and Liabilities                                       $1,166,098       $1,081,873
                                                                           ===========================


See notes to consolidated financial statements.

                                        THE LACLEDE GROUP, INC.
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)


                                                                                 Three Months Ended
                                                                                     December 31,
                                                                                 2002           2001
                                                                               --------       --------

                                                                                      (Thousands)
Operating Activities:
  Net Income                                                                   $ 15,095       $  7,719
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 6,357          6,642
    Deferred income taxes and investment
     tax credits                                                                  2,548        (22,927)
    Dividends on redeemable preferred stock - Laclede Gas                            16             21
    Other - net                                                                  (1,455)           252
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (79,420)       (47,547)
      Unamortized purchased gas adjustments                                      (6,097)          (676)
      Deferred purchased gas costs                                                3,286         32,992
      Advance customer billings - net                                           (13,473)         4,797
      Accounts payable                                                           38,470          9,481
      Taxes accrued                                                               2,803         16,741
      Natural gas stored underground                                             (1,482)         4,160
      Other assets and liabilities                                               (4,775)        (5,091)
                                                                               -----------------------
          Net cash provided by (used in) operating activities                  $(38,127)      $  6,564
                                                                               -----------------------

Investing Activities:
  Construction expenditures                                                     (11,570)       (11,327)
  Employee benefit trusts                                                          (530)          (361)
  Other investments                                                                 196         (1,739)
                                                                               -----------------------
          Net cash used in investing activities                                $(11,904)      $(13,427)
                                                                               -----------------------

Financing Activities:
  Issuance of short-term debt - net                                               6,370         16,770
  Dividends paid                                                                 (6,354)        (6,345)
  Issuance of common stock                                                          987              -
  Issuance of Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust                                                45,000              -
  Preferred stock reacquired and other                                                -           (395)
                                                                               -----------------------
          Net cash provided by financing activities                            $ 46,003       $ 10,030
                                                                               -----------------------

Net Increase/(Decrease) in Cash and Cash Equivalents                           $ (4,028)      $  3,167
Cash and Cash Equivalents at Beg of Period                                       12,870          3,223
                                                                               -----------------------
Cash and Cash Equivalents at End of Period                                     $  8,842       $  6,390
                                                                               =======================

Supplemental Disclosure of Cash Paid
 During the Period for:
   Interest                                                                    $  9,033       $  8,740
   Income taxes                                                                   4,320          2,404

See notes to consolidated financial statements.

                                          LACLEDE GAS COMPANY
                                   STATEMENTS OF CONSOLIDATED INCOME
                                              (UNAUDITED)

(Thousands, Except Per Share Amounts)

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                       2002          2001
                                                                                     --------      --------
Operating Revenues:
  Utility                                                                            $217,165      $183,211
  Other                                                                                   650           607
                                                                                     ----------------------
      Total Operating Revenues                                                        217,815       183,818
                                                                                     ----------------------

Operating Expenses:
  Utility
    Natural and propane gas                                                           133,843       115,594
    Other operation expenses                                                           31,324        26,276
    Maintenance                                                                         4,444         4,314
    Depreciation and amortization                                                       5,493         6,582
    Taxes, other than income taxes                                                     14,128        12,899
                                                                                     ----------------------
      Total utility operating expenses                                                189,232       165,665
  Other                                                                                   635           574
                                                                                     ----------------------
      Total Operating Expenses                                                        189,867       166,239
                                                                                     ----------------------
Operating Income                                                                       27,948        17,579
Other Income and Income Deductions - Net                                                1,043           924
                                                                                     ----------------------
Income Before Interest and Income Taxes                                                28,991        18,503
                                                                                     ----------------------

Interest Charges:
  Interest on long-term debt                                                            5,205         5,205
  Other interest charges                                                                1,124         1,407
                                                                                     ----------------------
      Total Interest Charges                                                            6,329         6,612
                                                                                     ----------------------
Income Before Income Taxes                                                             22,662        11,891
Income Tax Expense                                                                      8,064         4,011
                                                                                     ----------------------
Net Income                                                                             14,598         7,880
Dividends on Redeemable Preferred Stock                                                    16            21
                                                                                     ----------------------
Earnings Applicable to Common Stock                                                  $ 14,582      $  7,859
                                                                                     ======================


See notes to consolidated financial statements.

                                          LACLEDE GAS COMPANY
                                      CONSOLIDATED BALANCE SHEETS


                                                                              Dec. 31      Sept. 30
                                                                               2002          2002
                                                                            ----------    ---------

                                                                                   (Thousands)

                                                                            (UNAUDITED)
                        ASSETS
Utility Plant                                                               $  998,768    $ 988,747
  Less: Accumulated depreciation and amortization                              398,724      394,371
                                                                            -----------------------
      Net Utility Plant                                                        600,044      594,376
                                                                            -----------------------

Other Property and Investments                                                  27,380       27,132
                                                                            -----------------------

Current Assets:
  Cash and cash equivalents                                                      3,228        1,317
  Accounts receivable                                                          146,801       65,258
    Less: Allowances for doubtful accounts                                      (4,118)      (3,718)
  Materials, supplies, and merchandise at avg. cost                              4,582        4,326
  Natural gas stored underground at LIFO cost                                   78,578       77,087
  Propane gas at FIFO cost                                                      14,698       14,712
  Deferred income taxes                                                         10,459       12,305
  Prepayments and other                                                          7,627        2,515
                                                                            -----------------------
      Total Current Assets                                                     261,855      173,802
                                                                            -----------------------

Deferred Charges:
  Prepaid pension cost                                                         113,095      114,313
  Regulatory assets                                                             73,076       72,484
  Other                                                                          4,122        3,714
                                                                            -----------------------
      Total deferred charges                                                   190,293      190,511
                                                                            -----------------------
Total Assets                                                                $1,079,572    $ 985,821
                                                                            =======================



See notes to consolidated financial statements.






                                          LACLEDE GAS COMPANY
                                CONSOLIDATED BALANCE SHEETS (Continued)


                                                                              Dec. 31      Sept. 30
                                                                               2002          2002
                                                                            ----------    ---------

                                                                                   (Thousands)

                                                                            (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock and Paid-in capital (Dec. 31, 2002, and
     Sept. 30, 2002, 100 shares issued)                                     $   82,579    $  82,579
  Retained earnings                                                            188,949      180,719
  Accumulated other comprehensive income (loss)                                   (339)        (339)
                                                                            -----------------------
      Total common stock equity                                                271,189      262,959
  Redeemable preferred stock                                                     1,266        1,266
  Long-term debt (less sinking fund requirements)                              259,566      259,545
                                                                            -----------------------
      Total Capitalization                                                     532,021      523,770
                                                                            -----------------------

Current Liabilities:
  Notes payable                                                                181,041      118,870
  Accounts payable                                                              68,121       30,838
  Advance customer billings                                                     11,359       24,832
  Current portion of long-term debt                                             25,000       25,000
  Taxes accrued                                                                 11,914        9,495
  Unamortized purchased gas adjustment                                          16,879       22,976
  Other                                                                         29,626       32,597
                                                                            -----------------------
      Total Current Liabilities                                                343,940      264,608
                                                                            -----------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                        159,545      156,924
  Unamortized investment tax credits                                             5,551        5,629
  Pension and postretirement benefit costs                                      16,391       14,658
  Other                                                                         22,124       20,232
                                                                            -----------------------
      Total Deferred Credits and Other Liabilities                             203,611      197,443
                                                                            -----------------------
Total Capitalization and Liabilities                                        $1,079,572    $ 985,821
                                                                            =======================

See notes to consolidated financial statements.

                                          LACLEDE GAS COMPANY
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     December 31,
                                                                                 2002           2001
                                                                               --------       --------

                                                                                     (Thousands)
Operating Activities:
 Net Income                                                                    $ 14,598       $  7,880
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 5,477          6,582
    Deferred income taxes and investment
     tax credits                                                                  2,541        (22,927)
    Other - net                                                                     143            252
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (81,143)       (45,239)
      Unamortized purchased gas adjustments                                      (6,097)          (676)
      Deferred purchased gas costs                                                3,286         32,992
      Advance customer billings - net                                           (13,473)         4,797
      Accounts payable                                                           37,283          6,626
      Taxes accrued                                                               2,419         16,172
      Natural gas stored underground                                             (1,491)         4,171
      Other assets and liabilities                                               (5,757)        (7,590)
                                                                               -----------------------
          Net cash provided by (used in) operating activities                  $(42,214)      $  3,040
                                                                               -----------------------

Investing Activities:
  Construction expenditures                                                     (11,426)       (11,321)
  Employee benefit trusts                                                          (530)          (361)
  Other investments                                                                 264         (1,245)
                                                                               -----------------------
          Net cash used in investing activities                                $(11,692)      $(12,927)
                                                                               -----------------------

Financing Activities:
  Issuance of short-term debt - net                                              62,171         16,770
  Dividends paid                                                                 (6,354)        (6,345)
  Preferred stock reacquired and other                                                -           (395)
                                                                               -----------------------
          Net cash provided by financing activities                            $ 55,817       $ 10,030
                                                                               -----------------------

Net Increase in Cash and Cash Equivalents                                      $  1,911       $    143
Cash and Cash Equivalents at Beg of Period                                        1,317          3,223
                                                                               -----------------------
Cash and Cash Equivalents at End of Period                                     $  3,228       $  3,366
                                                                               =======================

Supplemental Disclosure of Cash Paid
 During the Period for:

  Interest                                                                     $  8,802       $  8,740
  Income taxes                                                                    4,371          2,404


See notes to consolidated financial statements.

               THE LACLEDE GROUP, INC. AND LACLEDE GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.) Effective October 1, 2001, Laclede Gas Company (Laclede Gas or the Utility) and its subsidiaries became subsidiaries of The Laclede Group, Inc. (Laclede Group or the Company), an exempt holding company under the Public Utility Holding Company Act of 1935. See the Company's Annual Report on Form 10-K for the year ended September 30, 2002 for additional details on this restructuring.

         These notes are an integral part of the accompanying consolidated financial statements of Laclede Group and its subsidiaries, including Laclede Gas. Except where otherwise noted, these Notes to Consolidated Financial Statements apply equally to Laclede Group and Laclede Gas. In the opinion of Laclede Group and Laclede Gas, this interim report includes all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in the Company's Fiscal 2002 Form 10-K.

2.) On December 16, 2002, Laclede Capital Trust I (Trust), a wholly owned Delaware Statutory trust of Laclede Group, issued $45 million of 7.70% Trust Preferred Securities with a liquidation value of $25 per share due December 1, 2032. These securities can be redeemed on or after December 16, 2007. All of the proceeds from the sale of the Trust Preferred Securities were invested by the Trust in debentures of Laclede Group with the same economic terms as the Trust Preferred Securities. Net proceeds of approximately $43.3 million from the sale of these debentures were used to repay the $42.8 million bank note obtained in January, 2002 to fund the acquisition of SM&P and for other general corporate purposes.

         The Trust Preferred Securities sold by the Trust represent preferred beneficial interests and 97% beneficial ownership in the assets held by the Trust. In exchange for the funds realized from the sale of the Trust Preferred Securities and Trust common securities representing 3% beneficial ownership interest in the assets held by the Trust, Laclede Group issued $46.4 million of junior subordinated debt instruments that constitute 100% of the assets of the Trust.

         The Trust Preferred Securities are rated A- (stable outlook) by Standard & Poor's Ratings Group (S&P), Baa3 (stable outlook) by Moody's Investors Service, Inc. and BBB+ (negative outlook) by Fitch Ratings. S&P, Moody's and Fitch will continue to monitor the ratings of the Trust Preferred Securities, as well as our other credit ratings, and will make future adjustments to the extent warranted.

3.) On October 3, 2002, the Missouri Public Service Commission (MoPSC or the Commission) approved a settlement reached among the parties to the 2002 rate case, filed by the Utility on January 25, 2002. The terms of the settlement included (1) an annual rate increase of $14 million effective on November 9, 2002; (2) a moratorium on additional rate filings until March 1, 2004; and (3) an innovative rate design that is expected to provide the Utility with the ability to recover its distribution costs, which are essentially fixed, in a manner that is significantly less sensitive to weather. The settlement also provided for, among other things, changes resulting in negative amortization of the depreciation reserve of $3.4 million annually effective from July 1, 2002 until the Utility's next rate case proceeding, minor changes in depreciation rates effective January 1, 2003, and changes in the regulatory treatment of pension costs primarily designed to stabilize such costs, effective during fiscal 2003. Also approved was an incentive program beginning in fiscal 2003 under which the Utility may achieve, under specific conditions, income related to management of its gas supply commodity costs. Previously deferred costs of $.3 million are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective with implementation of the new rates, in addition to certain amounts authorized previously.

4.) On January 28, 2002, Laclede Group completed its acquisition from NiSource, Inc. of 100% of the stock of SM&P Utility Resources, Inc. (SM&P), one of the nation's major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, operates in the midwestern states. Locators mark the placement of underground facilities for major providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. As a result of the acquisition, SM&P's earnings flow is expected to diversify Laclede Group's earnings and be counter-seasonal to those of Laclede Gas. SM&P is a subsidiary of Laclede Group and remains headquartered in Indiana. This acquisition was financed initially with conventional bank debt totaling $42.8 million, that was refinanced through the issuance of Laclede Capital Trust Preferred Securities on December 16, 2002.

         The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The goodwill recognized in this transaction is fully deductible for tax purposes. Acquired intangible assets of $498,000 were assigned to registered trademarks that are not subject to amortization. Net assets acquired includes cash and cash equivalents of $5.1 million.

                                                            At January 28, 2002
                                                            -------------------
                                                                (Thousands)
         Current assets                                            $20,578
         Property, plant, and equipment                              8,102
         Other assets                                                  456
         Intangible assets                                             498
         Goodwill                                                   27,462
                                                                   -------
              Total assets acquired                                $57,096
                                                                   -------

         Current liabilities                                       $13,571
         Long-term liabilities                                         404
                                                                   -------
              Total liabilities assumed                            $13,975
                                                                   -------

              Net assets acquired                                  $43,121
                                                                   =======

         SM&P's earnings are impacted by construction trends. SM&P's revenues are dependent on a limited number of customers, primarily in the utility and telecommunications sector, with contracts that may be terminated on as short as 30 days' notice.

5.) The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the consolidated financial position, results of operations and cash flows of Laclede Gas. Laclede Gas is a natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group and Laclede Gas are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the first six months of the fiscal year, which generally corresponds with the heating season. The Utility typically experiences losses over the last half of its fiscal year. This seasonal effect on Laclede Group is expected to be tempered somewhat by the addition of SM&P, whose operations tend to be counter-seasonal to those of Laclede Gas.

6.) Net provisions for income taxes were charged (credited) as follows during the periods set forth below:

                                                           Laclede Group            Laclede Gas
                                                        Three Months Ended       Three Months Ended
                                                           December 31,             December 31,
                                                       ---------------------    --------------------
                                                         2002         2001        2002        2001
                                                       --------     --------    --------    --------
                                                            (Thousands)              (Thousands)
         Federal
           Current                                     $  5,103     $ 22,988    $  4,764    $ 23,061
           Deferred                                       2,147      (19,658)      2,141     (19,666)
         State and Local
           Current                                          821        3,875         759       3,886
           Deferred                                         401       (3,269)        400      (3,270)
                                                       ---------------------    --------------------

              Total                                    $  8,472     $  3,936    $  8,064    $  4,011
                                                       =====================    ====================

7.) Under the Gas Supply Incentive Plan (GSIP) of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. The provisions of the GSIP extended through September 30, 2001. In September 2001, the MoPSC ruled that the GSIP should be allowed to expire. The Utility requested clarification and rehearing. On February 19, 2002, the MoPSC denied the Utility's application for rehearing. Laclede Gas filed a petition for judicial review of the MoPSC's decision with the Cole County Circuit Court, together with a motion requesting that the MoPSC's decision be stayed. The request for stay was denied on May 13, 2002. The petition for judicial review is still pending. However, pursuant to the 2001 rate case settlement, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001. Income from releases of pipeline capacity was previously shared with customers under the terms of the GSIP. Laclede Gas will continue to retain all income resulting from sales outside of its traditional service area, as previously authorized by the Commission. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.

                                                             Three Months Ended
                                                                December 31,
                                                             2002          2001
                                                           ------         ------
                                                                (Thousands)

         Pre-Tax Income - Capacity Release                 $  613         $  167
         Pre-Tax Income - Off System Sales                  1,630          1,151
                                                           ---------------------
         Total Pre-Tax Income                              $2,243         $1,318
                                                           =====================


8.) Laclede Gas and other subsidiaries of Laclede Group may engage in transactions with its affiliated companies during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group.

         In compliance with generally accepted accounting principles, transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas' balance sheet have not been eliminated from the Laclede Gas consolidated financial statements. These amounts are not disclosed on the face of the Laclede Gas consolidated financial statements, since they are not material.

         Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates and are reflected in accounts receivable on Laclede Gas' Consolidated Balance Sheet. Laclede Gas may also, on occasion, borrow funds from, or lend funds to, affiliated companies. At December 31, 2002, the Laclede Gas Consolidated Balance Sheet reflected a total of $7.0 million of intercompany receivables and $15.1 million of intercompany payables.

9.) The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in the midwestern states, a wholly owned subsidiary of Laclede Group acquired on January 28, 2002. Non-Regulated Other includes the transportation of liquid propane, gas marketing, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven wholly owned subsidiaries, six of which became subsidiaries of Laclede Group as a result of the restructuring on October 1, 2001, plus Laclede Energy Services, Inc. (LES), a wholly owned subsidiary of Laclede Group that became operational on May 1, 2002. LES performs administrative gas supply and risk management services. The results of SM&P's operations since January 28, 2002 and the results of LES' operations since May 1, 2002 are included in Laclede Group's Consolidated Financial Statements. There are no material intersegment revenues.

                                         Regulated
                                           Gas         Non-Regulated   Non-Regulated
         (Thousands)                   Distribution      Services          Other      Eliminations     Consolidated
         ----------------------------------------------------------------------------------------------------------
         Three Months Ended
         December 31, 2002
         -----------------
         Operating revenues             $  217,165        $30,823         $32,183       $      -        $  280,171
         Net income (loss)                  14,573           (162)            684              -            15,095
         Total assets                    1,078,028         64,095          63,183        (39,208)        1,166,098

         Three Months Ended
         December 31, 2001
         -----------------
         Operating revenues             $  183,211        $     -         $11,433       $      -        $  194,644
         Net income (loss)                   7,839              -            (120)             -             7,719
         Total assets                    1,021,627              -          32,637        (15,936)        1,038,328



         In November 2002, SM&P was notified by two customers that, due to actions they have taken to address workforce management issues, they do not intend to continue to outsource certain functions, which include locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it will continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $45 million for fiscal 2002 and is currently expected to total approximately $27 million for fiscal 2003. In connection with the anticipated reduction in work from these customers, SM&P will make reductions in the required levels of personnel, facilities and equipment resulting in an after-tax charge of approximately $1 million during the remainder of fiscal 2003.

10.) Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

         With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.3 million. As of December 31, 2002, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

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

         While the scope of costs relative to the Shrewsbury site will not be significant, the scope of costs relative to the other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

11.) On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season.
         Laclede Gas believes that Staff's position lacks merit and intends to vigorously oppose the adjustment in a proceeding before the MoPSC, which is currently scheduled to occur in February 2003. Regulatory proceeding results are, however, inherently uncertain, and to the extent that a final Commission decision sustains Staff's recommended disallowance, the proceeding's outcome could have a material effect on the future financial position and results of operations of Laclede Gas. Missouri statute provides an opportunity for court review of Commission decisions.

12.) In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. The Company had adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142. The complete adoption of SFAS Nos. 141 and 142 on October 1, 2002 did not have a material effect on the financial position and results of operations of Laclede Group.

         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of the Statement provide for rate-regulated entities that meet the criteria for application of SFAS No. 71, such as Laclede Gas, to recognize regulatory assets or liabilities for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting pursuant to this Statement and rate-making purposes. The adoption of this Statement on October 1, 2002 did not affect the financial position and results of operations of Laclede Group. There are legal obligations related to final abandonment of the Utility's gas distribution system. However, these obligations related to mass property and other distribution system assets generally are in perpetuity and can not be measured under SFAS No. 143 because of indeterminate settlement dates and cash flow estimates.

13.) SM&P has several operating leases, the aggregate annual cost of which is approximately $8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $15 million.

         Laclede Group has guarantees outstanding of $6.5 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (its non-regulated marketing affiliate), as of December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. It includes management's view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year, and their effects on overall financial condition and liquidity.

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

o  weather conditions and catastrophic events;
o  economic, competitive, political and regulatory conditions;
o legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
   o  allowed rates of return
   o  incentive regulation
   o  industry and rate structures
   o  purchased gas adjustment provisions
   o  franchise renewals
o  environmental or safety matters;
o  taxes;
o  accounting standards;
o  the results of litigation;
o retention, ability to attract, ability to collect from and conservation efforts of customers;
o capital and energy commodity market conditions including the ability to obtain funds for necessary capital expenditures and the terms and conditions imposed for obtaining sufficient gas supply; and
o  employee workforce issues.

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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Quarter Ended December 31, 2002

Laclede Group's earnings for the quarter ended December 31, 2002 were almost solely derived from the regulated activities of its largest subsidiary, Laclede Gas Company, Missouri's largest natural gas distribution company. Those utility earnings are generated by the sale of heating energy, which is influenced by the weather. Temperatures in Laclede Gas' service area during the first quarter of the current fiscal year were 32% colder than the same quarter last year, which was the third warmest such quarter on record.

Laclede Group's earnings were $.80 per share for the quarter ended December 31, 2002 compared with $.41 per share for the quarter ended December 31, 2001. In addition to the impact of higher gas sales resulting from colder weather, the earnings of Laclede Gas were also favorably affected by the general rate increases implemented December 1, 2001 and November 9, 2002. These benefits were partially offset by a higher provision for uncollectible accounts.

Regulated operating revenues for the quarter ended December 31, 2002 were $217.2 million, or $34.0 million more than the same period last year. The increase was primarily attributable to higher gas sales levels resulting from colder weather, increased off-system and capacity release revenues, and the general rate increases, partially offset by lower PGA rates which are passed on to Utility customers, subject to prudence review. System therms sold and transported increased by 56.5 million therms, or 20.8%, above the quarter ended December 31, 2001.

Laclede Group's non-regulated services operating revenues for this quarter were $30.8 million from SM&P Utility Resources, Inc. (SM&P), a wholly owned subsidiary acquired January 28, 2002. Other non-regulated operating revenues increased $20.8 million primarily due to increased gas marketing sales by Laclede Energy Resources, Inc.

Regulated operating expenses for the quarter ended December 31, 2002 increased $23.6 million from the same quarter last year. Natural and propane gas expense increased $18.3 million above last year's level primarily attributable to higher volumes purchased for sendout due to the colder weather and higher off-system gas expense, partially offset by lower rates charged by our suppliers. Other operation and maintenance expenses increased $5.2 million, or 16.9%, primarily due to a higher provision for uncollectible accounts, higher pension costs, higher group insurance charges and higher wage rates, partially offset by reduced distribution charges. Depreciation and amortization expense decreased $1.1 million primarily due to the effect of lower depreciation rates instituted December 1, 2001, and negative amortization of a portion of the depreciation reserve effective July 1, 2002, as authorized by the Missouri Public Service Commission (MoPSC). These effects were partially offset by increased depreciable property. Taxes, other than income, increased $1.2 million, or 9.5%, primarily due to higher gross receipts taxes (reflecting the increased revenues).

Laclede Group's non-regulated services operating expenses were $30.6 million this quarter due to the operating expenses of SM&P. Other non-regulated operating expenses increased $19.4 million mainly due to higher expenses associated with increased gas marketing sales by Laclede Energy Resources, Inc.

The $.3 million decrease in Laclede Gas' interest expense was primarily due to a reduction in short-term interest charges.

The increase in income taxes is primarily due to higher pre-tax income.

In November 2002, SM&P was notified by two customers that, due to actions they have taken to address workforce management issues, they do not intend to continue to outsource certain functions, which include locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it will continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $45 million for fiscal 2002 and is currently expected to total approximately $27 million for fiscal 2003. In connection with the anticipated reduction in work from these customers, SM&P will make reductions in the required levels of personnel, facilities and equipment resulting in an after-tax charge of approximately $1 million during the remainder of fiscal 2003.

Regulatory Matters
------------------

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous order and Laclede Gas appealed this second order to the Circuit Court. On April 29, 2002, the Court ruled that the MoPSC's second order was lawful and reasonable. On June 7, 2002, Laclede Gas appealed the Circuit Court's decision to the Missouri Western District Court of Appeals. All briefs to the Court of Appeals have been submitted and oral arguments were held in December 2002. The Utility is currently awaiting the Court's opinion.

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

On July 29, 2002, Laclede Gas filed a proposed Catch-Up/Keep-Up Program with the MoPSC that would permit the Company to use a portion of the savings from its negotiated pipeline discounts to fund a low-income energy assistance program. Pursuant to, and among revisions to the Program filed by the Utility on September 23, 2002, the amount of discount savings that could be used for this purpose would be limited to $6 million per year. In response to certain objections filed by the MoPSC Staff and Missouri Office of the Public Counsel, the Commission suspended the tariffs implementing the Program and scheduled a prehearing conference that occurred on October 23, 2002. Evidentiary hearings were held on December 2 through December 6, 2002. On January 16, 2003, the Commission, by a 3 to 2 vote, issued an order rejecting the proposed plan. On January 23, 2003, the Utility filed a Motion for Reconsideration seeking to identify whether the Commission would approve the Program at a reduced funding level of $3 million per year.

Critical Accounting Policies
----------------------------

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Accounting Pronouncements
-------------------------

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. The Company had adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142. The complete adoption of SFAS Nos. 141 and 142 on October 1, 2002 did not have a material effect on the financial position and results of operations of Laclede Group.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of the Statement provide for rate-regulated entities that meet the criteria for application of SFAS No. 71, such as Laclede Gas, to recognize regulatory assets or liabilities for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting pursuant to this Statement and rate-making purposes. The adoption of this Statement on October 1, 2002 did not affect the financial position and results of operations of Laclede Group. There are legal obligations related to final abandonment of the Utility's gas distribution system. However, these obligations related to mass property and other distribution system assets generally are in perpetuity and can not be measured under SFAS No. 143 because of indeterminate settlement dates and cash flow estimates.

Liquidity and Capital Resources
-------------------------------

The Company's short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.

Laclede Gas currently has a primary line of credit in place of up to $215 million, expiring September 15, 2003, and supplemental credit lines of $15 million that have been renewed through January 2004. During the quarter ending December 31, 2002, Laclede Gas sold commercial paper aggregating to a maximum of $168.6 million at any one time, but did not borrow from the banks under the aforementioned agreements. At this writing, Laclede Gas has aggregate lines of credit totaling $230 million. Short-term commercial paper borrowings outstanding at December 31, 2002 were $168.0 million at a weighted average interest rate of 1.66%. Based on short-term borrowings at December 31, 2002, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately
$1.7 million on an annual basis.

Most of Laclede Gas' lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On December 31, 2002, total debt was 63% of total capitalization.

Short-term cash requirements outside of Laclede Gas have been met thus far with internally-generated funds. However, Laclede Group has put into place a working capital line of credit for $20 million, expiring in June 2003, to meet short-term funding needs of its non-utility subsidiaries. While this line has not been used to date, it is expected to be used for seasonal needs of the various subsidiaries from time to time throughout the year. The Company's $20 million working capital line of credit includes rating triggers that would trigger default in the event that the Laclede Gas' ratings fall below a specified level. The line of credit was obtained from
U. S. Bank National Association, and includes interest rates at a rate indexed to either LIBOR or Prime. The applicable rating triggers are a rating on Laclede Gas Company's senior secured debt of no lower than A3 (Moody's) or A- (S&P). Therefore, these triggers would take effect in the event of a downgrade of three notches from the current level by S&P or of one notch by Moody's.

On December 16, 2002, Laclede Capital Trust I issued 1,800,000 trust preferred securities at a par value of $25.00 each and a distribution rate of 7.70%. These securities mature December 1, 2032, but may be redeemed at Laclede's option on or after December 16, 2007. The proceeds of this issuance were used to repay Laclede Group's short-term loan of $42.8 million from U. S. Bank, which had funded the acquisition in January 2002 of SM&P Utility Resources, Inc. These preferred securities were issued under Laclede Group's shelf registration on Form S-3, which became effective May 6, 2002, and allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this S-3, $408.6 million remain registered and unissued as of December 31, 2002. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

The Trust Preferred Securities are rated A- (stable outlook) by Standard & Poor's Ratings Group (S&P), Baa3 (stable outlook) by Moody's Investors Service, Inc. and BBB+ (negative outlook) by Fitch Ratings. S&P, Moody's and Fitch will continue to monitor the ratings of the Trust Preferred
Securities, as well as our other credit ratings, and will make future adjustments to the extent warranted.

SM&P has several operating leases, the aggregate annual cost of which is approximately $8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $15 million.

Laclede Group has guarantees outstanding of $6.5 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (its non-regulated marketing affiliate), as of December 31, 2002.

Utility construction expenditures were $11.4 million for the quarter ended December 31, 2002, compared with $11.3 million for the same period last year. Non-utility construction expenditures were $.2 million for the same period this year.

Consolidated capitalization at December 31, 2002, excluding current obligations of long-term debt, increased $54.8 million since September 30, 2002 and consisted of 49.1% Laclede Group common stock equity, .2% Laclede Gas preferred stock equity, 7.5% Laclede Capital Trust I preferred securities and 43.2% Laclede Gas long-term debt. The proportion of preferred securities in the consolidated capital structure increased with the December 16, 2002 issuance of trust preferred securities by Laclede Capital Trust I.

Laclede Gas' consolidated capitalization at December 31, 2002, excluding current obligations of long-term debt, consisted of 51.0% common stock equity, .2% preferred stock and 48.8% long-term debt.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at December 31, 2002 and at September 30, 2002, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance and Delayed Customer Billings.

Market Risk
-----------

The management of Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any earnings impact as a result of the use of these financial instruments. At December 31, 2002, the Utility held approximately 2.5 million MmBtu of futures contracts at an average price of $3.97 per MmBtu. Additionally, approximately 5 million MmBtu of price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2003.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the sale of natural gas to customers. LER manages the price risk associated with these sales by closely matching the purchases of physical supplies at fixed prices to lock in margins. At December 31, 2002, LER's open positions were not material to Laclede Group's financial position or results of operations.

Environmental Matters
---------------------

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.3 million. As of December 31, 2002, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

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

While the scope of costs relative to the Shrewsbury site will not be significant, the scope of costs relative to the other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites.
In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         For a description of environmental matters, see Note 10 to the Consolidated Financial Statements on page 15. For a description of pending regulatory matters of Laclede Gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations, page 20.

         Laclede Group and its subsidiaries are involved in litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations.


Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K

On October 4, 2002 the Company filed a Form 8-K reporting under Item 5 several events or developments that occurred since the filing of the June 30, 2002 quarterly report on Form 10-Q.

On November 12, 2002 the Company submitted a Form 8-K reporting under Item 9 the issuance of a press release announcing fiscal year 2002 results.

On December 10, 2002, the Company filed a Form 8-K reporting under Item 5 the execution of an underwriting agreement relating to the sale of 1,800,000 7.70% Trust Preferred Securities of Laclede Capital Trust I under a registration statement on Form S-3 (No. 333-86722).

On December 16, 2002 the Company filed a Form 8-K reporting under Item 5 that pursuant to the underwriting agreement discussed above, Laclede Capital Trust I subsequently sold to the underwriters named in schedule I to the agreement 1,800,000 of the Trust Preferred Securities. Copies of the definitive forms of the documents relative to the securities were filed as exhibits to the Form 8-K.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                The Laclede Group, Inc.



                                                By: /s/ Barry C. Cooper
                                                    -------------------------
Dated: January 31, 2003                             Barry C. Cooper
       ----------------                             Chief Financial Officer
                                                    (Authorized Signatory and
                                                    Chief Financial Officer)

CERTIFICATIONS
--------------

I, Douglas H. Yaeger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Laclede Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 29, 2003
      ----------------

                                       /s/ Douglas H. Yaeger
                                       -------------------------------------
                                       Douglas H. Yaeger
                                       Chairman of the Board,
                                       President and Chief Executive Officer

CERTIFICATIONS
--------------

I, Barry C. Cooper, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Laclede Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 29, 2003
      ----------------

                                       /s/ Barry C. Cooper
                                       -----------------------
                                       Barry C. Cooper
                                       Chief Financial Officer

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                              Laclede Gas Company



                                              By: /s/ Barry C. Cooper
                                                  -------------------------
Dated:   January 31, 2003                         Barry C. Cooper
         ----------------                         Chief Financial Officer
                                                  (Authorized Signatory and
                                                  Chief Financial Officer)

CERTIFICATIONS
--------------

I, Douglas H. Yaeger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Laclede Gas
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 29, 2003
      ----------------

                                       /s/ Douglas H. Yaeger
                                       -------------------------------------
                                       Douglas H. Yaeger
                                       Chairman of the Board,
                                       President and Chief Executive Officer

CERTIFICATIONS
--------------

I, Barry C. Cooper, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Laclede Gas
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 29, 2003
      ----------------

                                       /s/ Barry C. Cooper
                                       -----------------------
                                       Barry C. Cooper
                                       Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------
4.1* Certificate of Trust of Laclede Capital Trust I, dated April 4, 2002, filed as Exhibit 4.3 to the Company's registration statement on Form S-3 (No. 333-86722).

4.2* Declaration of Trust of Laclede Capital Trust I, dated April 4, 2002, filed as Exhibit 4.4 to the Company's registration statement on Form S-3 (No. 333-86722).

4.3* Amended and Restated Declaration of Trust dated December 16, 2002, filed as Exhibit 1 to Form 8-K dated December 16, 2002.

4.4* Common Securities Guarantee Agreement dated December 16, 2002, filed as Exhibit 2 to Form 8-K dated December 16, 2002.

4.5* Preferred Securities Guarantee Agreement dated December 16, 2002, filed as Exhibit 3 to Form 8-K dated December 16, 2002.

4.6* Indenture for Subordinated Debt Securities dated December 16, 2002, filed as Exhibit 4 to Form 8-K dated December 16, 2002.

4.7*     First Supplemental Indenture dated December 16, 2002, filed as
         Exhibit 5 to Form 8-K dated December 16, 2002.

99.1 -   Certificate of compliance for The Laclede Group, Inc. under
         Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas H. Yaeger

99.2 -   Certificate of compliance for The Laclede Group, Inc. under
         Section 906 of the Sarbanes-Oxley Act of 2002 for Barry C. Cooper.

99.3 - Certificate of compliance for Laclede Gas Company under Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas H. Yaeger.

99.4 - Certificate of compliance for Laclede Gas Company under Section 906 of the Sarbanes-Oxley Act of 2002 for Barry C. Cooper.

*Incorporated herein by reference, file no. 1-16681.