Form 10-Q
period 2003-03-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2003-04-25
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2003
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------------------------
     Commission        Exact Name of Registrant as        State of            I.R.S.
     File Number       Specified in its Charter and       Incorporation       Employer
                       Principal Office Address and                           Identification
                       Telephone Number                                       Number
     ----------------------------------------------------------------------------------------
     1-16681           The Laclede Group, Inc.            Missouri            74-2976504
                       720 Olive Street
                       St. Louis, MO 63101
                       314-342-0500
     ----------------------------------------------------------------------------------------
     1-1822            Laclede Gas Company                Missouri            43-0368139
                       720 Olive Street
                       St. Louis, MO 63101
                       314-342-0500
     ----------------------------------------------------------------------------------------


Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

         The Laclede Group, Inc.:                 Yes  X            No
                                                       ----             ----

         Laclede Gas Company:                     Yes  X            No
                                                       ----             ----

and (2) has been subject to such filing requirements for the past 90 days:

         The Laclede Group, Inc.:                 Yes  X            No
                                                       ----             ----

         Laclede Gas Company:                     Yes  X            No
                                                       ----             ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

         The Laclede Group, Inc.                  Yes  X            No
                                                       ----             ----

         Laclede Gas Company:                     Yes               No  X
                                                       ----             ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                     Shares Outstanding At
Registrant                      Description of Common Stock             April 25, 2003
----------                      ---------------------------             --------------
The Laclede Group, Inc.         Common Stock ($1.00 Par Value)            19,041,773
Laclede Gas Company             Common Stock ($1.00 Par Value)                   100  (100% owned by
                                                                                       Laclede Group)

TABLE OF CONTENTS                                                                   Page No.
                                                                                    --------
PART I. FINANCIAL INFORMATION

Item 1   Financial Statements

         The Laclede Group, Inc.:
                  Statements of Consolidated Income                                 4
                  Statements of Consolidated Comprehensive Income                   5
                  Consolidated Balance Sheets                                       6-7
                  Statements of Consolidated Cash Flows                             8
                  Notes to Consolidated Financial Statements                        9-15

         Laclede Gas Company:
                  Statements of Income                                          Ex. 99.1, p. 1
                  Balance Sheets                                                Ex. 99.1, p. 2-3
                  Statements of Cash Flows                                      Ex. 99.1, p. 4
                  Notes to Financial Statements                                 Ex. 99.1, p. 5-9


Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (The Laclede Group, Inc.)                   16-23
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Laclede Gas Company)                   Ex. 99.1, p. 10-17

Item 3   Quantitative and Qualitative Disclosures About Market Risk                 24

Item 4   Controls and Procedures                                                    24

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                          25

Item 4   Submission of Matters to a Vote of Security Holders                        25

Item 6   Exhibits and Other Reports on Form 8-K                                     25

SIGNATURES - The Laclede Group, Inc.                                                26

CERTIFICATIONS - The Laclede Group, Inc.                                            27-28

SIGNATURES - Laclede Gas Company                                                    29

CERTIFICATIONS - Laclede Gas Company                                                30-31

INDEX TO EXHIBITS                                                                   32

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

Item 1. Financial Statements

                                            THE LACLEDE GROUP, INC.
                                       STATEMENTS OF CONSOLIDATED INCOME
                                                  (UNAUDITED)

(Thousands, Except Per Share Amounts)

                                                            Three Months Ended            Six Months Ended
                                                                March 31,                    March 31,
                                                           2003           2002          2003           2002
                                                           ----           ----          ----           ----
Operating Revenues:
  Regulated
    Gas distribution                                     $357,456       $256,802      $574,621       $440,013
  Non-Regulated
    Services                                               17,315         15,274        48,138         15,274
    Other                                                  47,408         15,387        79,591         26,820
                                                   -----------------------------------------------------------
      Total Operating Revenues                            422,179        287,463       702,350        482,107
                                                   -----------------------------------------------------------

Operating Expenses:
  Regulated
    Natural and propane gas                               247,918        156,115       381,761        271,709
    Other operation expenses                               29,663         28,804        60,987         55,080
    Maintenance                                             4,950          4,318         9,394          8,632
    Depreciation and amortization                           5,596          6,053        11,089         12,635
    Taxes, other than income taxes                         22,579         18,437        36,707         31,336
                                                   -----------------------------------------------------------
      Total regulated operating expenses                  310,706        213,727       499,938        379,392
  Non-Regulated
    Services                                               22,735         18,180        53,360         18,180
    Other                                                  45,850         15,097        76,931         26,760
                                                   -----------------------------------------------------------
      Total Operating Expenses                            379,291        247,004       630,229        424,332
                                                   -----------------------------------------------------------
Operating Income                                           42,888         40,459        72,121         57,775
Other Income and Income Deductions - Net                     (591)          (175)          457            749
                                                   -----------------------------------------------------------
Income Before Interest and Income Taxes                    42,297         40,284        72,578         58,524
                                                   -----------------------------------------------------------

Interest Charges:
  Interest on long-term debt                                5,205          5,205        10,410         10,410
  Preferred dividends and distributions of
    subsidiary trust                                          867              -         1,011              -
  Other interest charges                                      953          1,380         2,302          2,739
                                                   -----------------------------------------------------------
      Total Interest Charges                                7,025          6,585        13,723         13,149
                                                   -----------------------------------------------------------
Income Before Income Taxes                                 35,272         33,699        58,855         45,375
Income Tax Expense                                         13,687         12,946        22,159         16,882
Dividends on Redeemable Preferred Stock -
  Laclede Gas                                                  15             15            31             36
                                                   -----------------------------------------------------------
Net Income Applicable to Common Stock                    $ 21,570       $ 20,738      $ 36,665       $ 28,457
                                                   ===========================================================

Average Number of Common Shares
  Outstanding                                              19,002         18,878        18,981         18,878

Basic and Diluted Earnings Per Share of
  Common Stock                                              $1.14          $1.10         $1.93          $1.51

Dividends Declared Per Share of Common
  Stock                                                     $.335          $.335          $.67           $.67

See notes to consolidated financial statements.

                                         THE LACLEDE GROUP, INC.
                             STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                               (UNAUDITED)

(Thousands)

                                                        Three Months Ended           Six Months Ended
                                                            March 31,                    March 31,
                                                        2003         2002            2003         2002
                                                        ----         ----            ----         ----
Net Income                                            $ 21,570     $ 20,738        $ 36,665     $ 28,457
                                                ---------------------------------------------------------
Other Comprehensive Income:
  Net gains on cash flow hedging
    derivative instruments:
    Net hedging gains arising
      during the period                                    260            -             260            -
                                                ---------------------------------------------------------
Other Comprehensive Income,
  Before Tax                                               260            -             260            -
Income Tax Expense Related to
  Items of Other Comprehensive
    Income                                                 101            -             101            -
                                                ---------------------------------------------------------
Other Comprehensive Income, Net of Tax                     159            -             159            -
                                                ---------------------------------------------------------
Comprehensive Income                                  $ 21,729     $ 20,738        $ 36,824     $ 28,457
                                                =========================================================

                                        THE LACLEDE GROUP, INC.
                                      CONSOLIDATED BALANCE SHEETS


                                                                            Mar. 31           Sept. 30
                                                                              2003              2002
                                                                              ----              ----
                                                                                   (Thousands)

                                                                           (UNAUDITED)
                        ASSETS
Utility Plant                                                              $1,007,958       $  988,747
  Less: Accumulated depreciation and amortization                             402,357          394,371
                                                                        ------------------------------
      Net Utility Plant                                                       605,601          594,376
                                                                        ------------------------------
Goodwill                                                                       28,124           27,455
                                                                        ------------------------------
Other Property and Investments                                                 44,859           46,986
                                                                        ------------------------------

Current Assets:
  Cash and cash equivalents                                                    34,527           12,870
  Accounts receivable                                                         162,233           94,010
    Less: Allowances for doubtful accounts                                     (5,728)          (4,532)
  Materials, supplies, and merchandise at avg. cost                             4,263            4,364
  Natural gas stored underground at LIFO cost                                  24,469           77,121
  Propane gas at FIFO cost                                                     10,128           14,712
  Delayed customer billings                                                    33,682                -
  Deferred income taxes                                                         8,417           12,305
  Prepayments and other                                                        11,601           11,505
                                                                        ------------------------------
      Total Current Assets                                                    283,592          222,355
                                                                        ------------------------------

Deferred Charges:
  Prepaid pension cost                                                        111,879          114,313
  Regulatory assets                                                            74,929           72,484
  Other                                                                         5,649            3,904
                                                                        ------------------------------
      Total deferred charges                                                  192,457          190,701
                                                                        ------------------------------
Total Assets                                                               $1,154,633       $1,081,873
                                                                        ==============================



See notes to consolidated financial statements.

                                         THE LACLEDE GROUP, INC.
                                 CONSOLIDATED BALANCE SHEETS (Continued)

                                                                            Mar. 31           Sept. 30
                                                                              2003              2002
                                                                              ----              ----
                                                                        (Thousands, except share amounts)

                                                                           (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (50,000,000 shares authorized, 19,003,633 and
    18,921,289 shares issued, respectively)                                $   19,004      $   18,921
  Paid-in capital                                                              66,558          64,667
  Retained earnings                                                           226,463         202,517
  Accumulated other comprehensive loss                                           (180)           (339)
                                                                         -----------------------------
    Total common stock equity                                                 311,845         285,766
  Redeemable preferred stock - Laclede Gas                                      1,258           1,266
  Obligated mandatorily redeemable preferred securities
    of subsidiary trust                                                        45,000               -
  Long-term debt (less sinking fund requirements) - Laclede Gas               259,588         259,545
                                                                         -----------------------------
    Total Capitalization                                                      617,691         546,577
                                                                         -----------------------------

Current Liabilities:
  Notes payable                                                               122,390         161,670
  Accounts payable                                                             98,934          45,707
  Advance customer billings                                                         -          24,832
  Current portion of long-term debt                                            25,000          25,000
  Taxes accrued                                                                25,667           9,815
  Unamortized purchased gas adjustment                                          9,524          22,976
  Other                                                                        46,509          46,797
                                                                         -----------------------------
    Total Current Liabilities                                                 328,024         336,797
                                                                         -----------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       159,148         157,378
  Unamortized investment tax credits                                            5,472           5,629
  Pension and postretirement benefit costs                                     18,511          14,658
  Other                                                                        25,787          20,834
                                                                         -----------------------------
    Total Deferred Credits and Other Liabilities                              208,918         198,499
                                                                         -----------------------------
Total Capitalization and Liabilities                                       $1,154,633      $1,081,873
                                                                         =============================

See notes to consolidated financial statements.

                                        THE LACLEDE GROUP, INC.
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)


                                                                                Six Months Ended
                                                                                    March 31,
                                                                               2003          2002
                                                                               ----          ----
                                                                                   (Thousands)
Operating Activities:
  Net Income Applicable to Common Stock                                      $ 36,665     $ 28,457
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                              12,788       13,153
    Deferred income taxes and investment
     tax credits                                                                2,783      (14,341)
    Dividends on redeemable preferred stock - Laclede Gas                          31           36
    Other - net                                                                (1,322)         393
    Changes in assets and liabilities:
      Accounts receivable - net                                               (67,027)     (35,681)
      Unamortized purchased gas adjustments                                   (13,452)      (6,305)
      Deferred purchased gas costs                                              5,992       48,197
      Advance customer billings - net                                         (58,514)     (24,481)
      Accounts payable                                                         53,227        4,832
      Taxes accrued                                                            15,852       15,040
      Natural gas stored underground                                           52,652       56,452
      Other assets and liabilities                                              9,981          318
                                                                          -------------------------
          Net cash provided by operating activities                          $ 49,656     $ 86,070
                                                                          -------------------------

Investing Activities:
  Construction expenditures                                                   (22,859)     (22,727)
  Employee benefit trusts                                                        (507)         125
  Acquisition of SM&P, net of cash and cash equivalents                             -      (38,044)
  Other investments                                                               403       (1,329)
                                                                          -------------------------
          Net cash used in investing activities                              $(22,963)    $(61,975)
                                                                          -------------------------

Financing Activities:
  Issuance (repayment) of short-term debt - net                               (39,280)       1,350
  Dividends paid                                                              (12,722)     (12,685)
  Issuance of common stock                                                      1,974            -
  Issuance of obligated mandatorily redeemable preferred
   securities of subsidiary trust                                              45,000            -
  Preferred stock reacquired and other                                             (8)        (395)
                                                                          -------------------------
          Net cash used in financing activities                              $ (5,036)    $(11,730)
                                                                          -------------------------

Net Increase in Cash and Cash Equivalents                                    $ 21,657     $ 12,365
Cash and Cash Equivalents at Beg of Period                                     12,870        3,223
                                                                          -------------------------
Cash and Cash Equivalents at End of Period                                   $ 34,527     $ 15,588
                                                                          =========================

Supplemental Disclosure of Cash Paid
 During the Period for:
    Interest                                                                 $ 13,766     $ 10,863
    Income taxes                                                                  246       12,634

See notes to consolidated financial statements.

                           THE LACLEDE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.) These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in the Company's Fiscal 2002 Form 10-K.

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

3.) On October 3, 2002, the Missouri Public Service Commission (MoPSC or the Commission) approved a settlement reached among the parties to the 2002 rate case, filed by Laclede Gas Company (Laclede Gas or the Utility) on January 25, 2002. The terms of the settlement included (1) an annual rate increase of $14 million effective on November 9, 2002; (2) a moratorium on additional rate filings until March 1, 2004; and (3) an innovative rate design that is expected to provide the Utility with the ability to recover its distribution costs, which are essentially fixed, in a manner that is significantly less sensitive to weather. The settlement also provided for, among other things, changes resulting in negative amortization of the depreciation reserve of $3.4 million annually effective from July 1, 2002 until the Utility's next rate case proceeding, minor changes in depreciation rates effective January 1, 2003, and changes in the regulatory treatment of pension costs primarily designed to stabilize such costs, effective during fiscal 2003. Also approved was an incentive program beginning in fiscal 2003 under which the Utility may achieve, under specific conditions, income related to management of its gas supply commodity costs. Previously deferred costs of $.3 million are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective with implementation of the new rates, in addition to certain amounts authorized previously.

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

                                                             At January 28, 2002
                                                             -------------------
                                                                 (Thousands)
         Current assets                                            $20,578
         Property, plant, and equipment                              7,457
         Other assets                                                  456
         Intangible assets                                             498
         Goodwill                                                   28,124
                                                                   -------
              Total assets acquired                                $57,113
                                                                   -------

         Current liabilities                                       $13,571
         Long-term liabilities                                         404
                                                                   -------
              Total liabilities assumed                            $13,975
                                                                   -------

              Net assets acquired                                  $43,138
                                                                   =======

         The fair values of assets acquired and liabilities assumed at the date of acquisition were adjusted to final valuation amounts during the quarter ended March 31, 2003, resulting in an increase to goodwill amounting to $662,000.

         SM&P's earnings are impacted by construction trends. SM&P's revenues are dependent on a limited number of customers, primarily in the utility and telecommunications sector, with contracts that may be terminated on as short as 30 days' notice. For more information, see Note 10 on page 13.

5.) The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the consolidated financial position, results of operations and cash flows of Laclede Gas. Laclede Gas is a natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. This seasonal effect on Laclede Group is expected to be tempered somewhat by the impact of the weather mitigation rate design implemented in November 2002 and the addition of SM&P, whose operations tend to be counter-seasonal to those of Laclede Gas.

6.) Net provision (benefit) for income taxes was as follows during the periods set forth below:

                                 Three Months Ended      Six Months Ended
                                      March 31,             March 31,
                                 ------------------      ----------------
                                  2003        2002        2003       2002
                                  ----        ----        ----       ----
                                                (Thousands)
        Federal
          Current               $11,462     $ 3,623     $16,565    $ 26,611
          Deferred                  161       7,311       2,308     (12,347)
        State and Local
          Current                 1,990         736       2,811       4,611
          Deferred                   74       1,276         475      (1,993)
                             -----------------------------------------------
              Total             $13,687     $12,946     $22,159    $ 16,882
                             ===============================================

7.) Under the Gas Supply Incentive Plan (GSIP) of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. The provisions of the GSIP extended through September 30, 2001. In September 2001, the MoPSC ruled that the GSIP should be allowed to expire. The Utility requested clarification and rehearing. On February 19, 2002, the MoPSC denied the Utility's application for rehearing. Laclede Gas filed a petition for judicial review of the

         MoPSC's decision with the Cole County Circuit Court, together with a motion requesting that the MoPSC's decision be stayed. The request for stay was denied on May 13, 2002. On April 3, 2003, the Cole County Circuit Court issued its Order and Judgment affirming the MoPSC's decision to terminate the GSIP. The Company is currently reviewing whether to seek further judicial review of the MoPSC's decision. However, pursuant to the 2001 rate case settlement, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001. Income from releases of pipeline capacity was previously shared with customers under the terms of the GSIP. Laclede Gas will continue to retain all income resulting from sales outside of its traditional service area, as previously authorized by the Commission. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.

                                                           Three Months Ended           Six Months Ended
                                                                March 31,                   March 31,
                                                          -------------------          ------------------
                                                            2003        2002            2003        2002
                                                            ----        ----            ----        ----
                                                                           (Thousands)
         Pre-Tax Income - Capacity Release                 $  702      $  411          $1,315      $  580
         Pre-Tax Income - Off System Sales                  5,085       1,954           6,715       3,103
                                                          -----------------------------------------------
         Total Pre-Tax Income                              $5,787      $2,365          $8,030      $3,683
                                                          ===============================================

8.) In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the sale of natural gas to customers. LER manages the price risk associated with these sales by either closely matching the purchases of physical supplies at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2003, LER's open positions were not material to Laclede Group's financial position or results of operations. At that same date, LER had settled futures contracts covering .4 million MmBtu of natural gas for April 2003, and long (purchased) futures contracts covering .4 million MmBtu of natural gas at an average price of $4.97 per MmBtu, extending through March 2004. These futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Other Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is estimated that $.2 million of the net unrealized gains on cash flow hedging derivative instruments at March 31, 2003 will be reclassified into the Consolidated Statement of Income during fiscal 2003. The ineffective portions of these hedge instruments were immaterial for the periods presented, and such amounts are charged to Non-Regulated Other Operating Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.


9.) The Laclede Group Equity Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Plan is to provide a more competitive compensation program and to attract and retain those executive and other key employees essential to achieve the Company's strategic objectives. To accomplish this purpose, the compensation committee may grant awards under the Equity Plan that may be earned by achieving performance objectives and/or other criteria as determined by the compensation committee. Under the terms of the Equity Plan, key employees of the Company and its subsidiaries, as determined in the sole discretion of the administrator, will be eligible to receive
         (a) restricted shares of common stock, (b) performance awards, (c) stock options exercisable into shares of common stock, (d) stock appreciation rights, and (e) stock units, as well as any other stock-based awards not inconsistent with the Equity Plan. Each award under the Equity Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Plan may not exceed 1,250,000.

         During the quarter ended March 31, 2003, the Company granted 221,500 non-qualified stock options to employees at an exercise price of $23.27 per share. No option can be exercised before February 6, 2004. The stock options vest one-fourth each year for four years after the date of the grant and expire on the tenth anniversary of the grant date. The Company accounts for the Equity Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No compensation expense has been recognized in net income, as all options granted under the Equity Plan had an exercise price equal to the market value of the Company's stock on the date of the grant.

                                                                             Weighted Average
                                                          Shares              Exercise Price
                                                        ----------          ------------------
         Outstanding at December 31, 2002                       -

         Granted                                          221,500                   $23.27
         Exercised                                              -
         Forfeited                                              -

         Outstanding at March 31, 2003                    221,500                   $23.27

         Exercisable at March 31, 2003                          -

         The closing price of the Company's common stock was $23.20 at March 31, 2003.

         If compensation expense had been determined based on the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during 2003 is $4.33 per option. The estimated fair value of options is amortized to expense over the options' vesting period.

                                                            Three Months Ended             Six Months Ended
                                                                 March 31,                     March 31,
                                                         -----------------------        ----------------------
                                                           2003            2002           2003           2002
                                                           ----            ----           ----           ----
                                                                              (Thousands)
         Net income, as reported                         $21,570         $20,738        $36,665        $28,457

         Deduct: Total stock-based employee
           compensation expense determined
           under the fair value based method
           for all awards, net of tax effects                (25)              -            (25)             -
                                                    -----------------------------------------------------------

         Pro forma net income                            $21,545         $20,738        $36,640        $28,457
                                                    ===========================================================

         Earnings per share:
         Basic and Diluted - as reported                   $1.14           $1.10          $1.93          $1.51
         Basic and Diluted - pro forma                     $1.13           $1.10          $1.93          $1.51


         The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                   2003          2002
                                                         ------------------------------------
         Risk free interest rate                                    4.00%   Not Applicable
         Expected dividend yield of stock                           5.70%   Not Applicable
         Expected volatility of stock                              25.00%   Not Applicable
         Expected life of option                                96 months   Not Applicable

10.) The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in the midwestern states, a wholly owned subsidiary of Laclede Group acquired on January 28, 2002. Non-Regulated Other includes the transportation of liquid propane, gas marketing, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through seven wholly owned subsidiaries, six of which became subsidiaries of Laclede Group as a result of the restructuring on October 1, 2001, plus Laclede Energy Services, Inc. (LES), a wholly owned subsidiary of Laclede Group that became operational on May 1, 2002. LES performs administrative gas supply and risk management services. The results of SM&P's operations since January 28, 2002 and the results of LES' operations since May 1, 2002 are included in Laclede Group's Consolidated Financial Statements. There are no material intersegment revenues.

                                         Regulated
                                            Gas        Non-Regulated   Non-Regulated
         (Thousands)                   Distribution      Services          Other       Eliminations    Consolidated
         ----------------------------------------------------------------------------------------------------------
         Three Months Ended
         March 31, 2003
         --------------
         Operating revenues             $  357,456       $ 17,315        $ 47,408        $      -       $  422,179
         Net income (loss)                  24,874         (4,271)            967               -           21,570
         Total assets                    1,057,345         54,200          61,900         (18,812)       1,154,633

         Six Months Ended
         March 31, 2003
         --------------
         Operating revenues             $  574,621       $ 48,138        $ 79,591        $      -       $  702,350
         Net income (loss)                  39,447         (4,433)          1,651               -           36,665
         Total assets                    1,057,345         54,200          61,900         (18,812)       1,154,633

         Three Months Ended
         March 31, 2002
         --------------
         Operating revenues             $  256,802       $ 15,274        $ 15,387        $      -       $  287,463
         Net income (loss)                  22,572         (2,033)            199               -           20,738
         Total assets                      973,795         53,537          32,985         (11,160)       1,049,157

         Six Months Ended
         March 31, 2002
         --------------
         Operating revenues             $  440,013       $ 15,274        $ 26,820        $      -       $  482,107
         Net income (loss)                  30,410         (2,033)             80               -           28,457
         Total assets                      973,795         53,537          32,985         (11,160)       1,049,157

         In November 2002, two customers notified SM&P that, due to actions they have taken to address workforce management issues, they did not intend to continue to outsource certain functions, which include locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it will continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $45 million for fiscal 2002 and is currently expected to total approximately $27 million for fiscal 2003. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment. Management continues to estimate that the total cost of these reductions will result in an after-tax charge of approximately $1 million, all of which was expensed during the quarter ended March 31, 2003.

11.) Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

         With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.3 million. As of March 31, 2003, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

         Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in and is presently owned by the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan (RAP), for submission to the VCP, and a site development plan. Laclede Gas continues to explore with the developer what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $629,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

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

12.) On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas believes that Staff's position lacks merit and has vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Final briefs relating to this matter were filed with the Commission in April 2003. Regulatory proceeding results are, however, inherently uncertain, and to the extent that a final Commission decision sustains Staff's recommended disallowance, the proceeding's outcome could have a material effect on the future financial position and results of operations of Laclede Gas. Missouri statutes provide an opportunity for court review of Commission decisions.

13.) In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. The Company adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142. The complete adoption of SFAS Nos. 141 and 142 on October 1, 2002 did not have a material effect on the financial position and results of operations of Laclede Group.

         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of the Statement provide for rate-regulated entities that meet the criteria for application of SFAS No. 71, such as Laclede Gas, to recognize regulatory assets or liabilities for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting pursuant to this Statement and rate-making purposes. The adoption of this Statement on October 1, 2002 did not affect the financial position and results of operations of Laclede Group. There are legal obligations related to final abandonment of the Utility's gas distribution system. However, these obligations related to mass property and other distribution system assets generally are in perpetuity and can not be measured under SFAS No. 143 because of indeterminate settlement dates and cash flow estimates.

         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The required disclosures are included in this report.

         FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This requirement is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation also requires disclosures in interim and annual financial statements about obligations under certain guarantees that the entity has issued. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The required disclosures are included in this report.

14.) SM&P has several operating leases, the aggregate annual cost of which is approximately $6 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $11 million.

         Laclede Group has guarantees outstanding of $6.5 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (its non-regulated marketing affiliate), as of March 31, 2003.







         Laclede Gas Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 99.1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE LACLEDE GROUP, INC.
-----------------------

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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2003

Laclede Group's earnings for the quarter ended March 31, 2003 were primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company, Missouri's largest natural gas distribution company. Those utility earnings are generated by the sale of heating energy, which has historically been heavily influenced by the weather. Temperatures in Laclede Gas' service area during the second quarter of the current fiscal year were essentially normal, but 17% colder than the same quarter last year. While this colder weather produced higher earnings year-to-year, the effect of weather on earnings for the quarter ended March 31, 2003, was mitigated by the implementation of a new rate design on November 9, 2002. This new rate design lessens the impact of weather on the Utility's earnings and recovers fixed costs more evenly during the heating season. This resulting shift in the interim margin revenue pattern resulted in lower margin revenue for the quarter ended March 31, 2003 compared with the same period last year.

Laclede Group's earnings were $1.14 per share for the quarter ended March 31, 2003 compared with $1.10 per share for the quarter ended March 31, 2002. In addition to the impact of higher gas sales resulting from colder weather, the earnings of Laclede Gas were also favorably affected by the general rate increase implemented November 9, 2002 and higher income from off system sales. These benefits were partially offset by the shift in the quarterly margin revenue associated with the new rate design, the effect of income recorded in the same quarter last year produced by the Utility's Price Stabilization Program, and approximately $1 million of after-tax rightsizing costs recorded this quarter by SM&P, a wholly owned subsidiary.

Regulated operating revenues for the quarter ended March 31, 2003 were $357.5 million, or $100.7 million more than the same period last year. The increase was primarily attributable to higher Purchased Gas Adjustment (PGA) Clause rates that are passed on to Utility customers, subject to prudence review, higher gas sales levels resulting from colder weather, increased off-system and capacity release revenues, and the general rate increase. System therms sold and transported increased by 54.5 million therms, or 12.9%, above the quarter ended March 31, 2002.

Laclede Group's non-regulated services operating revenues for this quarter increased $2.0 million due primarily to the full three-month effect of revenues this year recorded by SM&P Utility Resources, Inc. (SM&P), a wholly owned subsidiary acquired January 28, 2002. Other non-regulated operating revenues increased $32.0 million primarily due to increased gas marketing sales by Laclede Energy Resources, Inc.

Regulated operating expenses for the quarter ended March 31, 2003 increased $97.0 million from the same quarter last year. Natural and propane gas expense increased $91.8 million above last year's level primarily attributable to higher rates charged by our suppliers, higher volumes purchased for sendout due to the colder weather and higher off-system gas expense. Other operation and maintenance expenses increased $1.5 million, or 4.5%, primarily due to higher pension costs, higher group insurance charges, increased insurance premiums and higher wage rates, partially offset by a lower provision for uncollectible accounts and reduced distribution charges. Depreciation and amortization expense decreased $.4 million primarily due to the effect of negative amortization of a portion of the depreciation reserve effective July 1, 2002, as authorized by the Missouri Public Service Commission (MoPSC). This effect was partially offset by increased depreciable property. Taxes, other than income, increased $4.1 million, or 22.5%, primarily due to higher gross receipts taxes (reflecting the increased revenues).

Laclede Group's non-regulated services operating expenses increased $4.6 million this quarter primarily due to the full three-month effect this year and rightsizing costs recorded by SM&P related to the recent loss of two customers. Other non-regulated operating expenses increased $30.8 million mainly due to higher expenses associated with increased gas marketing sales by Laclede Energy Resources, Inc.

The $.4 million increase in interest charges is primarily due to the issuance of trust preferred securities in December 2002, partially offset by a reduction in short-term interest charges (reflecting reduced rates).

The increase in income taxes is primarily due to higher pre-tax income.

In November 2002, two customers notified SM&P that, due to actions they have taken to address workforce management issues, they did not intend to continue to outsource certain functions, which include locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it will continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $45 million for fiscal 2002 and is currently expected to total approximately $27 million for fiscal 2003. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment. Management continues to estimate that the total cost of these reductions will result in an after-tax charge of approximately $1 million, all of which was expensed during the quarter ended March 31, 2003.


Six Months Ended March 31, 2003
-------------------------------

Due to the seasonal nature of Laclede Gas' business, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. This seasonal effect on Laclede Group is expected to be tempered somewhat by the impact of the weather mitigation rate design implemented in November 2002 and the acquisition of SM&P on January 28, 2002, whose operations tend to be counter-seasonal to those of Laclede Gas.

Laclede Group's earnings were $1.93 per share for the six months ended March 31, 2003 compared with $1.51 per share for the same period last year. Earnings were primarily comprised of those of Laclede Gas, which were favorably affected by higher gas sales arising from temperatures in its service area that were colder than last year, the benefit of the general rate increases put into effect by Laclede Gas on December 1, 2001 and November 9, 2002 and higher income from off system sales. Temperatures for the six-month period ended March 31, 2003 were 2% colder than normal and 23% colder than the same period last year. These benefits were partially offset by the factors mentioned previously related to the quarter ended March 31, 2003.

Regulated operating revenues for the six months ended March 31, 2003 were $574.6 million, or $134.6 million more than the same period last year. The increase was primarily attributable to higher gas sales levels resulting from colder weather, higher PGA rates that are passed on to Utility customers, subject to prudence review, increased off-system and capacity release revenues, and the general rate increases. System therms sold and transported increased by 111.0 million therms, or 16.0%, above the six months ended March 31, 2002.

Laclede Group's non-regulated services operating revenues for this period increased $32.9 million from those revenues for the same period last year attributable to the six-month effect of revenues recorded this year by SM&P, acquired on January 28, 2002. Other non-regulated operating revenues increased $52.8 million primarily due to increased gas marketing sales by Laclede Energy Resources, Inc.

Regulated operating expenses for the six months ended March 31, 2003 increased $120.5 million from the same period last year. Natural and propane gas expense increased $110.0 million above last year's level primarily attributable to higher volumes purchased for sendout due to the colder weather, higher rates charged by our suppliers and higher off system gas expense. Other operation and maintenance expenses increased $6.7 million, or 10.5%, primarily due to higher pension costs, higher wage rates, higher group insurance charges, increased insurance premiums, and a higher provision for uncollectible accounts, partially offset by reduced distribution charges. Depreciation and amortization expense decreased $1.6 million primarily due to the effect of negative amortization of a portion of the depreciation reserve effective July 1, 2002, as authorized by the Missouri Public Service Commission (MoPSC). This effect was partially offset by increased depreciable property. Taxes, other than income, increased $5.4 million, or 17.1%, primarily due to higher gross receipts taxes (reflecting the increased revenues).

Laclede Group's non-regulated services operating expenses increased $35.2 million for the six months ended March 31, 2003 due to the six-month effect of operating expenses recorded this year by SM&P. Other non-regulated operating expenses increased $50.2 million mainly due to higher expenses associated with increased gas marketing sales by Laclede Energy Resources, Inc.

The $.6 million increase in interest expense was primarily due to the issuance of trust preferred securities in December 2002 partially offset by a reduction in short-term interest charges (reflecting reduced rates).

The increase in income taxes is mainly due to higher pre-tax income.

Regulatory Matters
------------------

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous order and Laclede Gas appealed this second order to the Circuit Court. Last year, the Circuit Court ruled that the MoPSC's second order was lawful and reasonable, and Laclede Gas appealed the Circuit Court's decision to the Missouri Western District Court of Appeals. On March 4, 2003 the Court of Appeals issued an opinion remanding the decision to the MoPSC based on the MoPSC's failure to support and explain its decision with adequate findings of fact. The MoPSC has asked that the Court reconsider its opinion or transfer this matter to the Missouri Supreme Court.

On May 31, 2002, the Staff of the Commission filed a Motion to Investigate Laclede Gas Company's alleged transfer of its gas supply function to Laclede Energy Services, Inc. (LES), a subsidiary of Laclede Group, and such action's ramifications, including whether such alleged transfer required Commission approval or was otherwise lawful. On June 10, 2002 Laclede Gas responded, pointing out that it had not transferred its gas supply functions to LES but had instead delegated five employees to LES with responsibility for performing various gas supply administrative duties, many of which had been performed in prior years by an outside party. Laclede Gas remained primarily responsible for the gas supply function. Laclede Gas urged the Commission to deny Staff's Motion on this and other grounds. The Commission concluded that a case should be established to investigate the issues raised by the Staff. The Commission also ordered the Staff to file a status report regarding progress of the investigation and Laclede Gas to file any responses to the Staff's status report. On March 28, 2003, Laclede Gas filed a Motion with the Commission indicating that LES would be dissolved and that in light of such action the parties had agreed that the investigation could be terminated and the case closed. On April 14, 2003, LES ceased to exist as a corporation. On April 22, 2003, the Commission ordered that the investigation be dismissed and the case closed.

On July 29, 2002, Laclede Gas filed a proposed Catch-Up/Keep-Up Program with the MoPSC that would permit the Company to use a portion of the savings from its negotiated pipeline discounts to fund a low-income energy assistance program. Pursuant to, and among revisions to the Program filed by the Utility on September 23, 2002, the amount of discount savings that could be used for this purpose would be limited to $6 million per year. In response to certain objections filed by the MoPSC Staff and Missouri Office of the Public Counsel, the Commission suspended the tariffs implementing the Program and scheduled a prehearing conference that occurred on October 23, 2002. On January 16, 2003, the Commission, by a 3 to 2 vote, issued an order rejecting the proposed plan. On January 23, 2003, the Utility filed a Motion for Reconsideration seeking to identify whether the Commission would approve the Program at a reduced funding level of $3 million per year. On February 13, 2003 the Commission convened a hearing for oral argument. On March 6, 2003 the Commission denied the Company's Motion for Reconsideration.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas believes that Staff's position lacks merit and has vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Final briefs relating to this matter were filed with the Commission in April 2003. Regulatory proceeding results are, however, inherently uncertain, and to the extent that a final Commission decision sustains Staff's recommended disallowance, the proceeding's outcome could have a material effect on the future financial position and results of operations of Laclede Gas. Missouri statutes provide an opportunity for court review of Commission decisions.


Critical Accounting Policies
----------------------------

Our Discussion and Analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our consolidated financial statements:

         Allowances for doubtful accounts - Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors.

         Employee benefits and postretirement obligations - Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. The amount of expense recognized by the Utility is dependent on the regulatory treatment provided for such costs. Certain liabilities related to group medical benefits and workers' compensation claims, portions of which are self-insured and/or contain stop/loss coverage with third-party insurers to limit exposure, are established based on historical trends.

         Goodwill valuation - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill related to the acquisition of SM&P is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced which would adversely impact earnings.

Laclede Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory process. We believe the following represent the more significant items recorded through the application of SFAS No. 71:

         The Utility's Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and associated carrying costs associated with the Utility's use of natural gas financial instruments. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and liabilities that are recovered or refunded in a subsequent period.

For further discussion of significant accounting policies, see the Notes to the Consolidated Financial Statements included in the Company's 10-K for the year ended September 30, 2002.


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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The required disclosures are included in this report.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This requirement is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation also requires disclosures in interim and annual financial statements about obligations under certain guarantees that the entity has issued. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The required disclosures are included in this report.


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

Laclede Gas currently has a primary line of credit in place of up to $215 million, expiring September 15, 2003, and supplemental credit lines of $15 million expiring January 31, 2004. During the quarter ending March 31, 2003, Laclede Gas sold commercial paper aggregating to a maximum of $174.2 million at any one time, but did not borrow from the banks under the aforementioned agreements. At this writing, Laclede Gas has aggregate lines of credit totaling $230 million. Short-term commercial paper borrowings outstanding at March 31, 2003 were $122.4 million at a weighted average interest rate of 1.38%. Based on short-term borrowings at March 31, 2003, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $1.2 million on an annual basis.

Most of Laclede Gas' lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On March 31, 2003, total debt was 58% of total capitalization.

Laclede Gas has filed a shelf registration on Form S-3. Of the $350 million of securities originally registered under this S-3, $270 million of debt securities remained registered and unissued as of March 31, 2003. The MoPSC authorization for issuing securities registered on Form S-3 expires in September 2003. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have been met thus far with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit obtained from U.S. Bank National Association, expiring in June 2003, with interest rates indexed to LIBOR or Prime, to meet short-term liquidity needs of its non-utility subsidiaries. As of April 2003, the ratings triggers in this line of credit have been replaced by a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the utility's total capitalization (as noted above, this ratio stood at 58% on March 31, 2003.) While this line has not been used to date, it may be used for seasonal funding needs of the various subsidiaries from time to time throughout the year or to provide letters of credit.

On December 16, 2002, Laclede Capital Trust I issued 1,800,000 trust preferred securities at a par value of $25.00 each and a distribution rate of 7.70%. These securities mature December 1, 2032, but may be redeemed at Laclede's option on or after December 16, 2007. The proceeds of this issuance were used to repay Laclede Group's short-term loan of $42.8 million from U. S. Bank, which had funded the acquisition in January 2002 of SM&P Utility Resources, Inc. and for other general corporate purposes. These preferred securities were issued under Laclede Group's shelf registration on Form S-3, which became effective May 6, 2002, and allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this S-3, $408.6 million remain registered and unissued as of March 31, 2003. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

The Trust Preferred Securities are rated A- (stable outlook) by Standard & Poor's Ratings Group (S&P), Baa3 (stable outlook) by Moody's Investors Service, Inc. and BBB+ (negative outlook) by Fitch Ratings. S&P, Moody's and Fitch will continue to monitor the ratings of the Trust Preferred
Securities, as well as our other credit ratings, and will make future adjustments to the extent warranted.

SM&P has several operating leases, the aggregate annual cost of which is approximately $6 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $11 million.

Laclede Group has guarantees outstanding of $6.5 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (its non-regulated marketing affiliate), as of March 31, 2003.

Utility construction expenditures were $22.7 million for the six months ended March 31, 2003, compared with $22.3 million for the same period last year. Non-utility construction expenditures were $.2 million for the six months ended March 31, 2003, compared with $.4 for the same period last year.

Consolidated capitalization at March 31, 2003, excluding current obligations of long-term debt, increased $71.1 million since September 30, 2002 and consisted of 50.5% Laclede Group common stock equity, .2% Laclede Gas preferred stock equity, 7.3% Laclede Capital Trust I preferred securities and 42.0% Laclede Gas long-term debt. The proportion of preferred securities in the consolidated capital structure increased with the December 16, 2002 issuance of trust preferred securities by Laclede Capital Trust I.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at March 31, 2003 and at September 30, 2002, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance and Delayed Customer Billings.


Market Risk
-----------

The management of Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any earnings impact as a result of the use of these financial instruments. At March 31, 2003, the Utility held approximately 5.9 million MmBtu of futures contracts at an average price of $5.17 per MmBtu. Additionally, approximately 25.0 million MmBtu of price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2004.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the sale of natural gas to customers. LER manages the price risk associated with these sales by either closely matching the purchases of physical supplies at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2003, LER's open positions were not material to Laclede Group's financial position or results of operations.


Environmental Matters
---------------------

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.3 million. As of March 31, 2003, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in and is presently owned by the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan (RAP), for submission to the VCP, and a site development plan. Laclede Gas continues to explore with the developer what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $629,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

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





Laclede Gas Company's Management Discussion and Analysis of Financial Condition is included in Exhibit 99.1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Management's Discussion and Analysis of Financial Condition and Results of Operations, page 22.


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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For a description of environmental matters, see Note 11 to the Consolidated Financial Statements on page 13. For a description of pending regulatory matters of Laclede Gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations, page 19.

         Laclede Group and its subsidiaries are involved in other litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes the final outcome will not have a material adverse effect on the consolidated financial position and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders:

         The annual meeting of shareholders of The Laclede Group was held on January 30, 2003, for the purpose of electing three directors to the board of directors, approving the restricted stock plan for non-employee directors, approving The Laclede Group Equity Plan, and ratifying the appointment of independent auditors. Management's three nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

                  DIRECTOR NOMINEE             FOR             WITHHELD
                  ----------------             ---             --------
                  Arnold W. Donald          14,652,783         953,022
                  C. Ray Holman             14,698,942         906,863
                  William E. Nasser         14,732,778         873,027

         The proposal to approve the restricted stock plan for non-employee directors was approved upon the following vote:

                   FOR          AGAINST      ABSTAIN     BROKER NON-VOTES
                   ---          -------      -------     ----------------
                 9,771,664     1,730,965     285,156         3,818,020

         The proposal to approve The Laclede Group Equity Incentive Plan was approved upon the following vote:

                   FOR          AGAINST      ABSTAIN     BROKER NON-VOTES
                   ---          -------      -------     ----------------
                10,271,006     1,227,895     288,882         3,818,022

         The proposal to ratify the appointment of Deloitte & Touche LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 2003 was passed upon the following vote:

                  FOR           AGAINST      ABSTAIN
                  ---           -------      -------
               15,243,416       231,770      130,618


Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K


During the quarter, Laclede Group had two reports on Form 8-K:

1. Form 8-K dated January 30, 2003 furnishing under Item 9 the presentation of the Company's officers at the annual meeting of shareholders on that same date.

2. Form 8-K dated January 30, 2003 furnishing under Item 9 the Company's first quarter earnings release.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                The Laclede Group, Inc.





                                                By: /s/ Barry C. Cooper
                                                    ---------------------
Dated:   April 24, 2003                             Barry C. Cooper
         ----------------                           Chief Financial Officer
                                                    (Authorized Signatory and
                                                    Chief Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: April 22, 2003
      --------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: April 22, 2003
      --------------

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

                                               Laclede Gas Company



                                               By: /s/ Barry C. Cooper
                                                   ---------------------
Dated:   April 24, 2003                            Barry C. Cooper
         ----------------                          Chief Financial Officer
                                                   (Authorized Signatory and
                                                   Chief Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: April 22, 2003
      --------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: April 22, 2003
      --------------

                                       /s/ Barry C. Cooper
                                       --------------------------------------
                                       Barry C. Cooper
                                       Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

10.01 - Amendment to Laclede Gas Company Salary Deferral Savings Plan effective March 1, 2003.

10.02 - Form of Non-Qualified Stock Option Award Agreement under The Laclede Group Equity Incentive Plan.

99.1 - Laclede Gas Company - Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Notes to Financial Statements.

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