Form 10-Q
period 2003-06-30
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2003-07-25
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2003
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     -------------------------------------------------------------------------------------------------------
     Commission File    Exact Name of Registrant as            State of              I.R.S.
     Number             Specified in its Charter and           Incorporation         Employer
                        Principal Office Address and                                 Identification
                        Telephone Number                                             Number
     -------------------------------------------------------------------------------------------------------
     1-16681            The Laclede Group, Inc.                Missouri              74-2976504
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------
     1-1822             Laclede Gas Company                    Missouri              43-0368139
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------


Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

          The Laclede Group, Inc.:                    Yes  X            No
                                                          ---              ---

          Laclede Gas Company:                        Yes  X            No
                                                          ---              ---

and (2) has been subject to such filing requirements for the past 90 days:

          The Laclede Group, Inc.:                    Yes  X            No
                                                          ---              ---

          Laclede Gas Company:                        Yes  X            No
                                                          ---              ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

          The Laclede Group, Inc.                     Yes  X            No
                                                          ---              ---
          Laclede Gas Company:                        Yes               No  X
                                                          ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                         Shares Outstanding At
Registrant                    Description of Common Stock                    July 25, 2003
----------                    ---------------------------                    -------------
The Laclede Group, Inc.       Common Stock ($1.00 Par Value)                 19,078,853
Laclede Gas Company           Common Stock ($1.00 Par Value)                        100   (100% owned by
                                                                                           Laclede Group)


TABLE OF CONTENTS                                                                       Page No.
                                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1   Financial Statements

         The Laclede Group, Inc.:
                  Statements of Consolidated Income                                         4
                  Statements of Consolidated Comprehensive Income                           5
                  Consolidated Balance Sheets                                               6-7
                  Statements of Consolidated Cash Flows                                     8
                  Notes to Consolidated Financial Statements                                9-17

         Laclede Gas Company:
                  Statements of Income                                                 Ex. 99.1, p. 1
                  Balance Sheets                                                       Ex. 99.1, p. 2-3
                  Statements of Cash Flows                                             Ex. 99.1, p. 4
                  Notes to Financial Statements                                        Ex. 99.1, p. 5-10


Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (The Laclede Group, Inc.)                          18-26
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Laclede Gas Company)                          Ex. 99.1, p. 11-19

Item 3   Quantitative and Qualitative Disclosures About Market Risk                        27

Item 4   Controls and Procedures                                                           27

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                                 28

Item 6   Exhibits and Other Reports on Form 8-K                                            28

SIGNATURES - The Laclede Group, Inc.                                                       29

SIGNATURES - Laclede Gas Company                                                           30

INDEX TO EXHIBITS                                                                          31

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

Item 1. Financial Statements

                                           THE LACLEDE GROUP, INC.
                                      STATEMENTS OF CONSOLIDATED INCOME
                                                 (UNAUDITED)
(Thousands, Except Per Share Amounts)
                                                            Three Months Ended           Nine Months Ended
                                                                June 30,                     June 30,
                                                           2003           2002          2003           2002
                                                           ----           ----          ----           ----
Operating Revenues:
  Regulated
     Gas distribution                                    $114,207       $ 87,284      $688,828       $527,297
  Non-Regulated
     Services                                              27,276         39,482        75,414         54,756
     Gas marketing                                         41,762         19,650       118,903         44,029
     Other                                                  3,350            844         5,800          3,285
                                                   -----------------------------------------------------------
      Total Operating Revenues                            186,595        147,260       888,945        629,367
                                                   -----------------------------------------------------------
Operating Expenses:
  Regulated
    Natural and propane gas                                60,293         41,565       442,054        313,274
    Other operation expenses                               27,097         25,497        88,084         80,577
    Maintenance                                             4,583          4,547        13,977         13,179
    Depreciation and amortization                           5,579          6,106        16,668         18,741
    Taxes, other than income taxes                         11,553          9,752        48,260         41,088
                                                   -----------------------------------------------------------
      Total regulated operating expenses                  109,105         87,467       609,043        466,859
  Non-Regulated
    Services                                               24,801         35,874        78,161         54,054
    Gas marketing                                          40,381         19,058       115,228         43,594
    Other                                                   3,185            898         5,269          3,122
                                                   -----------------------------------------------------------
      Total Operating Expenses                            177,472        143,297       807,701        567,629
                                                   -----------------------------------------------------------
Operating Income                                            9,123          3,963        81,244         61,738
Other Income and (Income Deductions) - Net                     12            (55)          469            694
                                                   -----------------------------------------------------------
Income Before Interest and Income Taxes                     9,135          3,908        81,713         62,432
                                                   -----------------------------------------------------------
Interest Charges:
  Interest on long-term debt                                4,945          5,205        15,355         15,615
  Preferred dividends and subsidiary trust
   distributions                                              866              -         1,877              -
  Other interest charges                                      810          1,129         3,112          3,868
                                                   -----------------------------------------------------------
      Total Interest Charges                                6,621          6,334        20,344         19,483
                                                   -----------------------------------------------------------
Income (Loss) Before Income Taxes                           2,514         (2,426)       61,369         42,949
Income Tax Expense (Benefit)                                  476         (1,532)       22,635         15,350
                                                   -----------------------------------------------------------
Net Income (Loss)                                           2,038           (894)       38,734         27,599
Dividends on Redeemable Preferred Stock -
 Laclede Gas                                                   16             16            47             52
                                                   -----------------------------------------------------------
Net Income (Loss) Applicable to Common Stock             $  2,022       $   (910)     $ 38,687       $ 27,547
                                                   ===========================================================

Average Number of Common Shares Outstanding                19,044         18,878        19,002         18,878

Basic Earnings (Loss) Per Share of Common Stock              $.11          $(.05)        $2.04          $1.46

Diluted Earnings (Loss) Per Share of Common Stock            $.11          $(.05)        $2.04          $1.46

Dividends Declared Per Share of Common Stock                $.335          $.335        $1.005         $1.005
See notes to consolidated financial statements.

                                            THE LACLEDE GROUP, INC.
                                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                  (UNAUDITED)


(Thousands)

                                                       Three Months Ended           Nine Months Ended
                                                            June 30,                     June 30,
                                                        2003        2002           2003           2002
                                                        ----        ----           ----           ----

Net Income                                             $2,022       $(910)        $38,687       $27,547
                                                --------------------------------------------------------
Other Comprehensive Income:
  Net gains on cash flow hedging
   derivative instruments:
     Net hedging gain arising during period               259           -             519             -
     Less: Reclassification adjustment for
      gains included in net income                        229           -             229             -
                                                --------------------------------------------------------
     Net unrealized gains on cash flow
      hedging derivative instruments                       30           -             290             -
                                                --------------------------------------------------------
Other Comprehensive Income, Before Tax                     30           -             290             -
Income Tax Expense Related to
 Items of Other Comprehensive Income                       11           -             112             -
                                                --------------------------------------------------------
Other Comprehensive Income, Net of Tax                     19           -             178             -
                                                --------------------------------------------------------
Comprehensive Income                                   $2,041       $(910)        $38,865       $27,547
                                                ========================================================

                                        THE LACLEDE GROUP, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                            June 30          Sept. 30
                                                                             2003              2002
                                                                            -------          --------

                                                                                     (Thousands)

                                                                           (UNAUDITED)
                        ASSETS
Utility Plant                                                              $1,018,482       $  988,747
  Less: Accumulated depreciation and amortization                             406,482          394,371
                                                                        ------------------------------
      Net Utility Plant                                                       612,000          594,376
                                                                        ------------------------------
Goodwill                                                                       28,124           27,455
                                                                        ------------------------------
Other Property and Investments                                                 44,291           46,986
                                                                        ------------------------------

Current Assets:
  Cash and cash equivalents                                                     7,274           12,870
  Accounts receivable                                                         109,845           94,010
  Allowances for doubtful accounts                                             (5,415)          (4,532)
  Materials, supplies, and merchandise at avg. cost                             4,342            4,364
  Natural gas stored underground at LIFO cost                                  51,870           77,121
  Propane gas at FIFO cost                                                     12,473           14,712
  Delayed customer billings                                                    16,778                -
  Deferred income taxes                                                         6,332           12,305
  Prepayments and other                                                         8,869           11,505
                                                                        ------------------------------
      Total Current Assets                                                    212,368          222,355
                                                                        ------------------------------

Deferred Charges:
  Prepaid pension cost                                                        110,662          114,313
  Regulatory assets                                                            72,266           72,484
  Other                                                                         6,052            3,904
                                                                        ------------------------------
      Total deferred charges                                                  188,980          190,701
                                                                        ------------------------------
Total Assets                                                               $1,085,763       $1,081,873
                                                                        ==============================

See notes to consolidated financial statements.





                                          THE LACLEDE GROUP, INC.
                                  CONSOLIDATED BALANCE SHEETS (Continued)

                                                                             June 30        Sept. 30
                                                                               2003          2002
                                                                             -------        --------

                                                                       (Thousands, except share amounts)

                                                                           (UNAUDITED)
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (50,000,000 shares authorized, 19,046,235 and
   18,921,287 shares issued, respectively)                                 $   19,046      $   18,921
  Paid-in capital                                                              67,521          64,667
  Retained earnings                                                           222,105         202,517
  Accumulated other comprehensive loss                                           (161)           (339)
                                                                         -----------------------------
      Total common stock equity                                               308,511         285,766
  Redeemable preferred stock - Laclede Gas                                      1,258           1,266
  Obligated mandatorily redeemable preferred securities of
   subsidiary trust                                                            45,000               -
  Long-term debt (less sinking fund requirements) - Laclede Gas               259,607         259,545
                                                                         -----------------------------
      Total Capitalization                                                    614,376         546,577
                                                                         -----------------------------

Current Liabilities:
  Notes payable                                                               128,860         161,670
  Accounts payable                                                             63,226          45,707
  Advance customer billings                                                         -          24,832
  Current portion of long-term debt                                                 -          25,000
  Taxes accrued                                                                25,110           9,815
  Unamortized purchased gas adjustment                                          1,898          22,976
  Other                                                                        43,866          46,797
                                                                         -----------------------------
      Total Current Liabilities                                               262,960         336,797
                                                                         -----------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       155,481         157,378
  Unamortized investment tax credits                                            5,394           5,629
  Pension and postretirement benefit costs                                     20,489          14,658
  Other                                                                        27,063          20,834
                                                                         -----------------------------
      Total Deferred Credits and Other Liabilities                            208,427         198,499
                                                                         -----------------------------
Total Capitalization and Liabilities                                       $1,085,763      $1,081,873
                                                                         =============================

See notes to consolidated financial statements.

                                        THE LACLEDE GROUP, INC.
                                STATEMENTS OF CONSOLIDATED CASH FLOWS
                                             (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                                 2003           2002
                                                                                 ----           ----

                                                                                     (Thousands)
Operating Activities:
  Net Income                                                                   $ 38,734       $ 27,599
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                18,901         19,963
    Deferred income taxes and investment
     tax credits                                                                  4,899         (7,834)
    Other - net                                                                     450            685
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (14,952)         3,192
      Unamortized purchased gas adjustments                                     (21,078)        (7,306)
      Deferred purchased gas costs                                                6,257         24,244
      Delayed customer billings - net                                           (41,610)        (8,496)
      Accounts payable                                                           17,519          7,563
      Taxes accrued                                                              15,295          8,674
      Natural gas stored underground                                             25,251         44,660
      Other assets and liabilities                                                9,100         (2,230)
                                                                          -----------------------------
          Net cash provided by operating activities                            $ 58,766       $110,714
                                                                          -----------------------------

Investing Activities:
  Construction expenditures                                                     (35,824)       (37,109)
  Employee benefit trusts                                                          (151)            32
  Acquisition of SM&P, net of cash and cash equivalents                               -        (38,044)
  Other investments                                                                 556         (1,056)
                                                                          -----------------------------
          Net cash used in investing activities                                $(35,419)      $(76,177)
                                                                          -----------------------------

Financing Activities:
  Maturity of first mortgage bonds                                              (25,000)             -
  Repayment of short-term debt - net                                            (32,810)        (3,740)
  Dividends paid                                                                (19,104)       (19,024)
  Issuance of common stock                                                        2,979              -
  Issuance of obligated mandatorily redeemable preferred
   Securities of subsidiary trust                                                45,000              -
  Preferred stock reacquired                                                         (8)          (395)
                                                                          -----------------------------
          Net cash used in financing activities                                $(28,943)      $(23,159)
                                                                          -----------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                           $ (5,596)      $ 11,378
Cash and Cash Equivalents at Beg of Period                                       12,870          3,223
                                                                          -----------------------------
Cash and Cash Equivalents at End of Period                                     $  7,274       $ 14,601
                                                                          =============================

Supplemental Disclosure of Cash Paid
 During the Period for:
    Interest                                                                   $ 22,120       $ 19,565
    Income taxes                                                                    473         10,777

See notes to consolidated financial statements.

                           THE LACLEDE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.) These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in the Company's Fiscal Year 2002 Form 10-K.

2.) On December 16, 2002, Laclede Capital Trust I (Trust), a wholly owned Delaware Statutory trust of Laclede Group, issued $45 million of 7.70% Trust Preferred Securities with a liquidation value of $25 per share due December 1, 2032. These securities can be redeemed on or after December 16, 2007. All of the proceeds from the sale of the Trust Preferred Securities were invested by the Trust in debentures of Laclede Group with the same economic terms as the Trust Preferred Securities. Net proceeds of approximately $43.3 million from the sale of these debentures were used to repay the $42.8 million bank note obtained in January 2002 to fund the acquisition of SM&P, and for other general corporate purposes.

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

         The Trust Preferred Securities are rated A- (stable outlook) by Standard & Poor's Ratings Group (S&P), Baa3 (stable outlook) by Moody's Investors Service, Inc. and BBB+ (negative outlook) by Fitch Ratings. These ratings remain subject to review and change by the rating agencies.

3.) On October 3, 2002, the Missouri Public Service Commission (MoPSC or the Commission) approved a settlement reached among the parties to the 2002 rate case, filed by Laclede Gas Company (Laclede Gas or the Utility) on January 25, 2002. The terms of the settlement included (1) an annual rate increase of $14 million effective on November 9, 2002; (2) a moratorium on additional rate filings until March 1, 2004; and (3) an innovative rate design that is expected to provide the Utility with the ability to recover its distribution costs, which are essentially fixed, in a manner that is significantly less sensitive to weather. The settlement also provided for, among other things, changes resulting in negative amortization of the depreciation reserve of $3.4 million annually effective from July 1, 2002 until the Utility's next rate case proceeding, minor changes in depreciation rates effective January
         1, 2003, and changes in the regulatory treatment of pension costs primarily designed to stabilize such costs, effective beginning fiscal 2003. Also approved was an incentive program beginning in fiscal 2003 under which the Utility may achieve, under specific conditions, income related to management of its gas supply commodity costs. Previously deferred costs of $.3 million are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective with implementation of the new rates, in addition to certain amounts authorized previously.

4.) On January 28, 2002, Laclede Group completed its acquisition from NiSource, Inc. of 100% of the stock of SM&P Utility Resources, Inc. (SM&P), one of the nation's major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, operates in the midwestern states. Locators mark the placement of underground facilities for major providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. As a result of the acquisition, SM&P's earnings flow is expected to diversify Laclede Group's earnings and be counter-seasonal to those of Laclede Gas. SM&P is a subsidiary of Laclede Group and remains headquartered in Indiana. This acquisition was financed initially with conventional bank debt totaling $42.8 million, that was refinanced through the issuance of Laclede Capital Trust I Preferred Securities on December 16, 2002.

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
                                                                   =======

         The fair values of assets acquired and liabilities assumed at the date of acquisition were adjusted to final valuation amounts during the quarter ended March 31, 2003, resulting in an increase to goodwill amounting to approximately $662,000.

         SM&P's earnings are impacted by construction trends. SM&P's revenues are dependent on a limited number of customers, primarily in the utility and telecommunications sector, with contracts that may be terminated on as short as 30 days' notice. For more information, see Note 11 on page 13.

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

6.) Net provision (benefit) for income taxes was as follows during the periods set forth below:

                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                 -------------------     -------------------
                                   2003        2002       2003         2002
                                   ----        ----       ----         ----
                                                 (Thousands)
         Federal
           Current               $(1,774)    $(6,793)    $14,790     $19,819
           Deferred                1,782       5,554       4,090      (6,793)
         State and Local
           Current                   135      (1,277)      2,946       3,334
           Deferred                  333         984         809      (1,010)
                              -----------------------------------------------
               Total             $   476     $(1,532)    $22,635     $15,350
                              ===============================================

         In the quarter ended June 30, 2003, Laclede Gas filed an election with the Internal Revenue Service to change its income tax method of accounting for the net costs of removal for certain straight-line vintage property, effective with fiscal year 2002. The Utility changed its method of accounting for tax purposes to expense such costs of removal, and take any related salvage proceeds into income; instead of charging removal costs, net of salvage proceeds, to the depreciation reserve. Deductible cost of removal resulting from this change in method of accounting decreased income tax expense by approximately $.3 million for the quarter ended June 30, 2003.

7.) Under the Gas Supply Incentive Plan (GSIP) of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. The provisions of the GSIP extended through September 30, 2001. In September 2001, the MoPSC ruled that the GSIP should be allowed to expire. The Utility requested clarification and rehearing, which were denied. The Utility then sought a stay of the decision, which was denied, and then sought a judicial review of the MoPSC's decision. On April 3, 2003, the Cole County Circuit Court issued its Order and Judgment affirming the MoPSC's decision to terminate the GSIP. The Company has determined that it will not seek further judicial review of the MoPSC's decision. However, in the 2002 rate case, the Commission approved a new Gas Supply Incentive Plan applicable only to the Company's gas supply commodity costs. In addition, pursuant to the 2001 rate case settlement, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001. Income from releases of pipeline capacity was previously shared with customers under the terms of the GSIP. Laclede Gas will continue to retain all income resulting from sales outside of its traditional service area, as previously authorized by the Commission. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.

                                                           Three Months Ended           Nine Months Ended
                                                                 June 30,                    June 30,
                                                            2003         2002           2003         2002
                                                            ----         ----           ----         ----
                                                                             (Thousands)
         Pre-Tax Income - Capacity Release                 $1,523        $428          $2,838       $1,008
         Pre-Tax Income - Off System Sales                    408         512           7,123        3,615
                                                      ------------------------    -------------------------
         Total Pre-Tax Income                              $1,931        $940          $9,961       $4,623
                                                      ========================    =========================

8.) In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the sale of natural gas to customers. LER manages the price risk associated with these sales by either closely matching the purchases of physical supplies at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2003, LER's open positions were not material to Laclede Group's financial position or results of operations. At that same date, LER had settled futures positions of .6 million MmBtu of natural gas for July 2003 and open long positions of .56 million MmBtu for March 2004 at an average price of $5.19 per MmBtu. Also, LER had open short futures positions of .05 million MmBtu for August 2003, .01 million MmBtu for September 2003 and .75 million MmBtu for November 2003 at average prices of $6.41 per MmBtu, $6.27 per MmBtu and $5.82 per MmBtu, respectively. These futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $.2 million of the net unrealized gains on cash flow hedging derivative instruments at June 30, 2003 will be reclassified into the Consolidated Statement of Income during fiscal 2004. The ineffective portions of these hedge instruments were immaterial for the periods presented, and such amounts are charged to Non-Regulated Gas Marketing Operating
         Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

9.) The Laclede Group Equity Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Plan is to provide a more competitive compensation program and to attract and retain those executive and other key employees essential to achieve the Company's strategic objectives. To accomplish this purpose, the compensation committee may grant awards under the Equity Plan that may be earned by achieving performance objectives and/or other criteria as determined by the compensation committee. Under the terms of the Equity Plan, key employees of the Company and its subsidiaries, as determined by the sole discretion of the administrator, will be eligible to receive (a) restricted shares of common stock, (b) performance awards, (c) stock options exercisable into shares of common stock,

         (d) stock appreciation rights, and (e) stock units, as well as any other stock-based awards not inconsistent with the Equity Plan. Each award under the Equity Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Plan may not exceed 1,250,000.

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

                                                               Weighted Average
                                                  Shares        Exercise Price
                                                  ------       ----------------

         Outstanding at March 31, 2003            221,500           $23.27

         Granted                                        -                -
         Exercised                                      -                -
         Forfeited                                (12,500)          $23.27

         Outstanding at June 30, 2003             209,000           $23.27

         Exercisable at June 30, 2003                   -

         The closing price of the Company's common stock was $26.80 at June 30, 2003.

         If compensation expense had been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during 2003 is $4.33 per option. The estimated fair value of options would be amortized to expense over the options' vesting period.

                                                            Three Months Ended             Nine Months Ended
                                                                 June 30,                      June 30,
                                                            ------------------             ----------------
                                                           2003            2002           2003           2002
                                                           ----            ----           ----           ----
                                                                 (Thousands, Except Per Share Amounts)
         Net income (loss) applicable to
          common stock, as reported                       $2,022          $(910)        $38,687        $27,547

         Deduct: Total stock-based employee
          compensation expense determined
          under the fair value based method
          for all awards, net of tax effects                  33              -              58              -
                                                    -----------------------------------------------------------

         Pro forma net income (loss) applicable
          to common stock                                 $1,989          $(910)        $38,629        $27,547
                                                    ===========================================================

         Earnings (loss) per share:
         Basic - as reported                                $.11          $(.05)          $2.04          $1.46
         Diluted - as reported                              $.11          $(.05)          $2.04          $1.46
         Basic - pro forma                                  $.10          $(.05)          $2.03          $1.46
         Diluted - pro forma                                $.10          $(.05)          $2.03          $1.46

         The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       2003          2002
                                                 ------------------------------
         Risk free interest rate                        4.00%   Not Applicable
         Expected dividend yield of stock               5.70%   Not Applicable
         Expected volatility of stock                  25.00%   Not Applicable
         Expected life of option                    96 months   Not Applicable


10.) SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company's stock-based compensation plan at the beginning of each respective period.

                                                                  Three Months Ended         Nine Months Ended
                                                                       June 30                    June 30
         (Thousands, Except Per Share Amounts)                     2003        2002           2003        2002
                                                              -----------------------    -----------------------

         Basic EPS:
         Net Income Applicable to Common Stock                   $ 2,022     $  (910)       $38,687     $27,547
         Weighted-Average Shares Outstanding                      19,044      18,878         19,002      18,878
         Earnings (Loss) Per Share of Common Stock                  $.11       $(.05)         $2.04       $1.46


         Diluted EPS:
         Net Income Applicable to Common Stock                   $ 2,022     $  (910)       $38,687     $27,547

         Weighted-Average Shares Outstanding                      19,044      18,878         19,002      18,878
         Dilutive Effect of Employee Stock Options                    10           -              3           -
                                                              -----------------------    -----------------------
         Weighted-Average Diluted Shares                          19,054      18,878         19,005      18,878

         Earnings (Loss) Per Share of Common Stock                  $.11       $(.05)         $2.04       $1.46


11.) The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in the midwestern states, a wholly owned subsidiary of Laclede Group acquired on January 28, 2002. The Non-Regulated Gas Marketing segment includes the results of Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Group as a result of the October 1, 2001 restructuring. Previously, LER's operations did not meet the quantitative thresholds to produce a reportable segment. Its operations are included as a reportable segment in the current period, and prior-period segment information has been reclassified. Non-Regulated Other includes the transportation of liquid propane, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through six wholly owned subsidiaries, five of which became subsidiaries of Laclede Group as a result of the restructuring on October 1, 2001, plus Laclede Energy Services, Inc. (LES), a wholly owned subsidiary of Laclede Group that became operational on May 1, 2002 and was dissolved on April 14, 2003. LES performed administrative gas supply and risk management services. The dissolution of LES had no material effect on the financial position or results of operations of Laclede Group. The results of SM&P's operations since January 28, 2002 and the results of LES' operations since May 1, 2002 are included in Laclede Group's Consolidated Financial Statements. There are no material intersegment revenues.

                                      Regulated                  Non-Regulated
                                         Gas       Non-Regulated      Gas        Non-Regulated
         (Thousands)                 Distribution    Services      Marketing         Other      Eliminations   Consolidated
         ------------------------------------------------------------------------------------------------------------------
         Three Months Ended
         June 30, 2003
         -------------
         Operating revenues           $  114,207      $27,276      $ 41,762         $ 3,339       $     11      $  186,595
         Net income
          applicable to
          common stock                        23          995           888             116              -           2,022
         Total assets                  1,004,537       57,720        32,841          28,822        (38,157)      1,085,763

         Nine Months Ended
         June 30, 2003
         -------------
         Operating revenues           $  688,828      $75,414      $118,903         $ 5,879       $    (79)     $  888,945
         Net income
          applicable to
          common stock                    39,470       (3,438)        2,221             434              -          38,687
         Total assets                  1,004,537       57,720        32,841          28,822        (38,157)      1,085,763

         Three Months Ended
         June 30, 2002
         -------------
         Operating revenues           $   87,284      $39,482      $ 19,650             844       $      -      $  147,260
         Net income
          applicable to
          common stock                    (3,376)       2,096           367               3              -            (910)
         Total assets                    926,018       60,478        16,460          31,002        (15,943)      1,018,015

         Nine Months Ended
         June 30, 2002
         -------------
         Operating revenues           $  527,297      $54,756      $ 44,029         $ 3,285       $      -      $  629,367
         Net income
          applicable to
          common stock                    27,034           63           288             162              -          27,547
         Total assets                    926,018       60,478        16,460          31,002        (15,943)      1,018,015

         In November 2002, two customers notified SM&P that, due to actions they have taken to address workforce management issues, they did not intend to continue to outsource certain functions, which include locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it will continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $45 million for fiscal 2002 and is currently expected to total approximately $28 million for fiscal 2003. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment. Management continues to estimate that the total cost of these reductions will result in an after-tax charge of approximately $1 million, all of which was expensed during the quarter ended March 31, 2003.

12.) Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

         With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.3 million. As of June 30, 2003, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

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

         Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates.

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

13.) On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas believes that Staff's position lacks merit and has vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its ratepayers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. Laclede Gas continues to believe in the merit of its position and intends to vigorously pursue its appeal. To the extent that a final decision in the Courts sustains the Commission's disallowance, the proceeding's outcome could have a material effect on the future financial position and results of operations of Laclede Gas.

14.) In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The
         FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. The Company adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142. The complete adoption of SFAS Nos. 141 and 142 on October 1, 2002 did not have a material effect on the financial position and results of operations of Laclede Group.

         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of the Statement provide for rate-regulated entities that meet the criteria for application of SFAS No. 71, such as Laclede Gas, to recognize regulatory assets or liabilities for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting pursuant to this Statement and rate-making purposes. The adoption of this Statement on October 1, 2002 did not affect the financial position and results of operations of Laclede Group. There are legal obligations related to final abandonment of the Utility's gas distribution system. However, these obligations related to mass property and other distribution system assets generally continue in perpetuity and can not be measured under SFAS No. 143 because of indeterminate settlement dates and cash flow estimates.

         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The required disclosures are included in Note 9, page 11.

         SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for all hedging relationships designated after June 30, 2003. Laclede Group does not expect a material effect on its financial position and results of operations.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently reviewing the classification of its obligated mandatorily redeemable preferred securities of subsidiary trust and redeemable preferred stock on the Consolidated Balance Sheets. These items are currently classified between equity and liabilities. Laclede Group does not expect any material effect on its financial position and results of operations.

         FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This requirement is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation also requires disclosures in interim and annual financial statements about obligations under certain guarantees that the entity has issued. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The required disclosures are included in Note 15, page 17.

         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", addresses consolidation of business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. The Company is currently evaluating the effect of this pronouncement on the consolidation of its obligated mandatorily redeemable preferred securities of subsidiary trust, but does not expect a material effect on the financial position and results of operations of Laclede Group.

15.) SM&P has several operating leases, the aggregate annual cost of which is approximately $5 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $8 million.

         Laclede Group had guarantees outstanding of $5.0 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (its non-regulated marketing affiliate), as of June 30, 2003. Laclede Group issued an additional $1.0 million guarantee of performance commencing in July 2003.




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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Laclede Group's earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company, Missouri's largest natural gas distribution company. Those utility earnings are generated by the sale of heating energy, which has historically been heavily influenced by the weather. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. This seasonal effect on Laclede Group was tempered somewhat by the impact of the weather mitigation rate design implemented in November 2002, and the addition of SM&P Utility Resources, Inc. (SM&P), a wholly owned subsidiary acquired January 28, 2002 whose operations tend to be counter-seasonal to those of Laclede Gas.


Quarter Ended June 30, 2003
---------------------------

Laclede Group's basic earnings per share were $.11 for the quarter ended June 30, 2003 compared with a loss of $.05 per share for the quarter ended June 30, 2002. The year-to-year improvement in consolidated results was primarily due to lower seasonal losses experienced by the Utility and, to a lesser extent, higher earnings reported by Laclede Energy Resources, Inc.
(LER). Temperatures in Laclede Gas' service area during the quarter were 11% warmer than normal and 4% warmer than the same quarter last year. Seasonal losses typically experienced by Laclede Gas were mitigated this year by the implementation of a new rate design that lessens the impact of weather on the Utility's earnings and recovers fixed costs more evenly during the heating season. This resulting shift in the interim margin revenue pattern resulted in higher margin revenue for the quarter ended June 30, 2003 compared with the same period last year. This effect of higher margin revenue combined with a general rate increase effective November 9, 2002 and higher income from capacity release at the Utility, was partially offset by higher costs of doing business. These improved results were partially offset by lower earnings reported by SM&P during the quarter ended June 30, 2003 compared with the same period last year.

Regulated operating revenues for the quarter ended June 30, 2003 were $114.2 million, or $26.9 million more than the same period last year. The increase was primarily attributable to higher Purchased Gas Adjustment (PGA) Clause rates that are passed on to Utility customers (subject to prudence review), and to a lesser extent, the effect of the general rate increase. These factors were partially offset by lower off-system sales revenues. System therms sold and transported were essentially the same as the quarter ended June 30, 2002.

Laclede Group's non-regulated services operating revenues for this quarter decreased $12.2 million primarily due to the loss of two customers by SM&P. Non-regulated gas marketing operating revenues increased $22.1 million primarily due to increased gas marketing sales by Laclede Energy Resources, Inc. Other non-regulated operating revenues increased $2.5 million primarily due to higher revenues recorded by Laclede Pipeline Company (LPC), a wholly owned subsidiary that transports liquid propane.

Regulated operating expenses for the quarter ended June 30, 2003 increased $21.6 million from the same quarter last year. Natural and propane gas expense increased $18.7 million above last year's level primarily attributable to higher rates charged by our suppliers, partially offset by lower off-system gas expense. Other operation and maintenance expenses increased $1.6 million, or 5.4%, primarily due to higher pension costs and higher group insurance charges, partially offset by a lower provision for uncollectible accounts and reduced distribution charges. Depreciation and amortization expense decreased $.5 million primarily due to the effect of negative amortization of a portion of the depreciation reserve effective July 1, 2002, as authorized by the Missouri Public Service Commission (MoPSC). This effect was partially offset by increased depreciable property. Taxes, other than income, increased $1.8 million, or 18.5%, primarily due to higher gross receipts taxes (reflecting the increased revenues).

All variations in non-regulated operating expenses are primarily associated with changes in sales levels.

The $.3 million increase in interest charges is primarily due to the issuance of trust preferred securities in December 2002, partially offset by a reduction in short-term interest charges (reflecting reduced rates) and lower interest on long-term debt due to the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds.

The increase in income taxes is primarily due to higher pre-tax income.

Nine Months Ended June 30, 2003
-------------------------------

Laclede Group's basic earnings per share were $2.04 for the nine months ended June 30, 2003 compared with $1.46 per share for the same period last year. Earnings were primarily comprised of those of Laclede Gas, which were favorably affected by higher gas sales arising from temperatures in its service area that were colder than last year, the benefit of the general rate increases put into effect by Laclede Gas on December 1, 2001 and November 9, 2002 and higher income from off-system sales and capacity release. Temperatures for the nine-month period ended June 30, 2003 were 1% colder than normal and 20% colder than the same period last year. These benefits were partially offset by the effect of income recorded in the same period last year produced by the Utility's Price Stabilization Program and higher costs of doing business. The increased Utility earnings, coupled with higher earnings reported by LER, were partially offset by losses recorded by SM&P (acquired January 28, 2002) mainly reflecting the full fiscal-year-to-date effect of seasonal losses this year and right-sizing costs related to the loss of two customers (discussed below).

Regulated operating revenues for the nine months ended June 30, 2003 were $688.8 million, or $161.5 million more than the same period last year. The increase was primarily attributable to higher gas sales levels resulting from colder weather, higher PGA rates that are passed on to Utility customers (subject to prudence review), increased off-system and capacity release revenues, and the general rate increases. System therms sold and transported increased by 111.0 million therms, or 13.4%, above the nine months ended June 30, 2002.

Laclede Group's non-regulated services operating revenues for this period increased $20.7 million from those revenues for the same period last year primarily attributable to the nine-month effect of revenues recorded this year by SM&P (acquired January 28, 2002), partially offset by the loss of revenue related to two customers. Non-regulated gas marketing revenues increased $74.9 million primarily due to increased gas marketing sales by Laclede Energy Resources, Inc. Other non-regulated operating revenues increased $2.5 million primarily due to higher revenues recorded by Laclede Pipeline Company.

Regulated operating expenses for the nine months ended June 30, 2003 increased $142.2 million from the same period last year. Natural and propane gas expense increased $128.8 million above last year's level primarily attributable to higher volumes purchased for sendout due to the colder weather, higher rates charged by our suppliers and higher off system gas expense. Other operation and maintenance expenses increased $8.3 million, or 8.9%, primarily due to increased pension costs, higher wage rates, higher group insurance charges, increased insurance premiums, and a higher provision for uncollectible accounts. These factors were partially offset by reduced distribution charges. Depreciation and amortization expense decreased $2.1 million primarily due to the effect of negative amortization of a portion of the depreciation reserve effective July 1, 2002, as authorized by the MoPSC. This effect was partially offset by increased depreciable property. Taxes, other than income, increased $7.2 million, or 17.5%, primarily due to higher gross receipts taxes (reflecting the increased revenues).

Laclede Group's non-regulated services operating expenses increased
$24.1 million for the nine months ended June 30, 2003 due to the nine-month effect of operating expenses recorded this year by SM&P and right-sizing costs expensed this year related to the aforementioned customer loss. Non-regulated gas marketing operating expenses increased $71.6 million and other non-regulated operating expenses increased $2.1 million mainly due to higher expenses associated with increased sales levels.

The $.9 million increase in interest expense was primarily due to the issuance of trust preferred securities in December 2002, partially offset by a reduction in short-term interest charges (reflecting reduced rates) and lower interest on long-term debt due to the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds.

The increase in income taxes is mainly due to higher pre-tax income.

In November 2002, two customers notified SM&P that, due to actions they have taken to address workforce management issues, they did not intend to continue to outsource certain functions, which include locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it will continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $45 million for fiscal 2002 and is currently expected to total approximately $28 million for fiscal 2003. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment. Management continues to estimate that the total cost of these reductions will result in an after-tax charge of approximately $1 million, all of which was expensed during the quarter ended March 31, 2003.

Regulatory Matters
------------------

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous order and Laclede Gas appealed this second order to the Circuit Court. In 2002, the Circuit Court ruled that the MoPSC's second order was lawful and reasonable, and Laclede Gas appealed the Circuit Court's decision to the Missouri Western District Court of Appeals. On
March 4, 2003 the Court of Appeals issued an opinion remanding the decision to the MoPSC based on the MoPSC's failure to support and explain its decision with adequate findings of fact. In May 2003, the Court of Appeals rejected the MoPSC's request that the Court reconsider its opinion or transfer this matter to the Missouri Supreme Court.

On May 31, 2002, the Staff of the Commission filed a Motion to Investigate Laclede Gas Company's alleged transfer of its gas supply function to Laclede Energy Services, Inc. (LES), a subsidiary of Laclede Group, and such action's ramifications, including whether such alleged transfer required Commission approval or was otherwise lawful. On June 10, 2002 Laclede Gas responded, pointing out that it had not transferred its gas supply functions to LES but had instead delegated five employees to LES with responsibility for performing various gas supply administrative duties, many of which had been performed in prior years by an outside party. Laclede Gas remained primarily responsible for the gas supply function. Laclede Gas urged the Commission to deny Staff's Motion on this and other grounds. The Commission concluded that a case should be established to investigate the issues raised by the Staff. The Commission also ordered the Staff to file a status report regarding progress of the investigation and Laclede Gas to file any responses to the Staff's status report. On March 28, 2003, Laclede Gas filed a Motion with the Commission indicating that LES would be dissolved and that in light of such action the parties had agreed that the investigation could be terminated and the case closed. On April 14, 2003, LES ceased to exist as a corporation. On April 22, 2003, the Commission ordered that the investigation be dismissed and the case closed. The dissolution of LES had no material effect on the financial position and results of operations of Laclede Group.

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

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001.
In its recommendation, the Staff proposed to disallow approximately
$4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas believes that Staff's position lacks merit and has vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its ratepayers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. Laclede Gas continues to believe in the merit of its position and intends to vigorously pursue its appeal. To the extent that a final decision in the Courts sustains the Commission's disallowance, the proceeding's outcome could have a material effect on the future financial position and results of operations of Laclede Gas.

On July 10, 2003, a bill was signed into Missouri law that, among other things, allows gas utilities to adjust their rates twice a year to recover the depreciation, property taxes, and rate of return on facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. This bill is expected to become effective late this summer. The Utility does not expect any impact during fiscal year 2003 due to the new law, and is currently evaluating the impact it may have on future periods.

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

         The Utility's Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Utility's use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and liabilities that are recovered or refunded in a subsequent period.

         The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies. Also, pursuant to the direction of the MoPSC, Laclede Gas' provision for income tax expense for financial reporting purposes reflects an open-ended method of tax depreciation. This method is consistent with the regulatory treatment prescribed by the MoPSC to depreciate the Utility's assets.

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

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of the Statement provide for rate-regulated entities that meet the criteria for application of SFAS No. 71, such as Laclede Gas, to recognize regulatory assets or liabilities for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting pursuant to this Statement and rate-making purposes. The adoption of this Statement on October 1, 2002 did not affect the financial position and results of operations of Laclede Group. There are legal obligations related to final abandonment of the Utility's gas distribution system. However, these obligations related to mass property and other distribution system assets generally continue in perpetuity and can not be measured under SFAS No. 143 because of indeterminate settlement dates and cash flow estimates.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The required disclosures are included in Note 9, page 11.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for all hedging relationships designated after June 30, 2003. Laclede Group does not expect a material effect on its financial position and results of operations.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently reviewing the classification of its obligated mandatorily redeemable preferred securities of subsidiary trust and redeemable preferred stock on the Consolidated Balance Sheets. These items are currently classified between equity and liabilities. Laclede Group does not expect any material effect on its financial position and results of operations.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This requirement is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation also requires disclosures in interim and annual financial statements about obligations under certain guarantees that the entity has issued. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The required disclosures are included in Note 15, page 17.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", addresses consolidation of business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. The Company is currently evaluating the effect of this pronouncement on the consolidation of its obligated mandatorily redeemable preferred securities of subsidiary trust, but does not expect a material effect on the financial position and results of operations of Laclede Group.

Credit Ratings
--------------

As of June 30, 2003, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility                       S&P          Moody's         Fitch
---------------------------------------------------------------------------
Laclede Group Corporate Rating          A
Laclede Gas First Mortgage Bonds        A             A3              A+
Laclede Gas Commercial Paper           A-1            P-2
Trust Preferred Securities              A-           Baa3            BBB+

On May 5, 2003, Standard & Poor's (S&P) downgraded the long-term corporate credit rating for Laclede Group and Laclede Gas' First Mortgage Bonds from A+ to A. S&P cited bondholder protection parameters that have eroded due to several successive warmer-than-normal winters and increasing debt leverage as reasons for the downgrade. S&P ratings outlook is currently stable.

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

Laclede Gas currently has a primary line of credit in place of up to $215 million, expiring September 15, 2003, and supplemental credit lines of $15 million expiring January 31, 2004. During the quarter ending June 30, 2003, Laclede Gas sold commercial paper aggregating to a maximum of $148.1 million at any one time, but did not borrow from the banks under the aforementioned agreements. At this writing, Laclede Gas has aggregate lines of credit totaling $230 million. Short-term commercial paper borrowings outstanding at June 30, 2003 were $128.9 million at a weighted average interest rate of 1.22%. Based on short-term borrowings at June 30, 2003, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $1.3 million on an annual basis.

Most of Laclede Gas' lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On June 30, 2003, total debt was 59% of total capitalization.

Laclede Gas has filed a shelf registration on Form S-3. Of the $350 million of securities originally registered under this S-3, $270 million of debt securities remained registered and unissued as of June 30, 2003. The MoPSC authorization for issuing securities registered on Form S-3 expires in September 2003. On July 9, 2003, the Utility filed a request with the MoPSC to extend their authorization through September 1, 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit obtained from U.S. Bank National Association, expiring in June 2004, with interest rates indexed to LIBOR or Prime, to meet short-term liquidity needs of its non-utility subsidiaries. In April 2003, the ratings triggers in this line of credit were replaced by a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the utility's total capitalization (as noted above, this ratio stood at 59% on June 30, 2003.) While this line has not been drawn on to date, it may be used for seasonal funding needs of the various subsidiaries from time to time throughout the year or to provide letters of credit.

On December 16, 2002, Laclede Capital Trust I issued 1,800,000 trust preferred securities at a par value of $25.00 each and a distribution rate of 7.70%. These securities mature December 1, 2032, but may be redeemed at Laclede's option on or after December 16, 2007. The proceeds of this issuance were used to repay Laclede Group's short-term loan of $42.8 million from U. S. Bank, which had funded the acquisition in January 2002 of SM&P Utility Resources, Inc., and for other general corporate purposes. These trust preferred securities were issued under Laclede Group's shelf registration on Form S-3, which became effective May 6, 2002, and allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this S-3, $408.6 million remain registered and unissued as of June 30, 2003. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

The Trust Preferred Securities are rated A- (stable outlook) by Standard & Poor's Ratings Group (S&P), Baa3 (stable outlook) by Moody's Investors Service, Inc. and BBB+ (negative outlook) by Fitch Ratings. These ratings remain subject to review and change by the rating agencies.

On May 1, 2003, $25 million of 6 1/4% Series First Mortgage Bonds matured and was funded with the sale of commercial paper.

SM&P has several operating leases, the aggregate annual cost of which is approximately $5 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $8 million.

Laclede Group had guarantees outstanding of $5.0 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (its non-regulated marketing affiliate), as of June 30, 2003. Laclede Group issued an additional $1.0 million guarantee of performance commencing in July 2003.

Utility construction expenditures were $34.7 million for the nine months ended June 30, 2003, compared with $33.9 million for the same period last year. Non-utility construction expenditures were $1.1 million for the nine months ended June 30, 2003, compared with $3.2 for the same period last year.

Consolidated capitalization at June 30, 2003, excluding current obligations of long-term debt, increased $67.8 million since September 30, 2002 and consisted of 50.2% Laclede Group common stock equity, .2% Laclede Gas preferred stock equity, 7.3% Laclede Capital Trust I preferred securities and 42.3% Laclede Gas long-term debt. The proportion of preferred securities in the consolidated capital structure increased with the December 16, 2002 issuance of trust preferred securities by Laclede Capital Trust I.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at June 30, 2003 and at September 30, 2002, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance and Delayed Customer Billings.


Market Risk
-----------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At June 30, 2003, the Utility held approximately 8.7 million MmBtu of futures contracts at an average price of $5.94 per

MmBtu. Additionally, approximately 23.4 million MmBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through September 2004.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the sale of natural gas to customers. LER manages the price risk associated with these sales by either closely matching the purchases of physical supplies at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2003, LER's open positions were not material to Laclede Group's financial position or results of operations.


Environmental Matters
---------------------

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.3 million. As of June 30, 2003, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

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

Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates.

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


Laclede Gas Company's Management Discussion and Analysis of Financial Condition is included in Exhibit 99.1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Management's Discussion and Analysis of Financial Condition and Results of Operations, page 25.


Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal control over financial reporting or in other factors which could, or could be reasonable likely to, significantly affect internal control over financial reporting subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For a description of environmental matters, see Note 12 to the Consolidated Financial Statements on page 14. For a description of pending regulatory matters of Laclede Gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations, page 21.

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


Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K


During the quarter, Laclede Group had two reports on Form 8-K:

1. Form 8-K dated April 24, 2003 furnishing under Items 9 and 12 the Company's earnings press release.

2. Form 8-K dated May 2, 2003 furnishing under Item 9 the Company's press release regarding appeal of Missouri Public Service Commission's decision.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                             The Laclede Group, Inc.





                                             By: /s/ Barry C. Cooper
                                                ----------------------------
Dated: July 24, 2003                            Barry C. Cooper
       -------------                            Chief Financial Officer
                                                (Authorized Signatory and
                                                Chief Financial Officer)

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                             Laclede Gas Company





                                             By: /s/ Barry C. Cooper
                                                ----------------------------
Dated: July 24, 2003                            Barry C. Cooper
       -------------                            Chief Financial Officer
                                                (Authorized Signatory and
                                                Chief Financial Officer)

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

10.1   -   Amendments to Employees Retirement Plan of Laclede Gas Company as
           adopted by the Board of Directors on April 24, 2003.

10.2   -   Amendments to Employees Retirement Plan of Laclede Gas Company as
           adopted by delegation on July 2, 2003.

10.3   -   Amendments to Laclede Gas Company Salary Deferral Savings Plan
           adopted by delegation on July 2, 2003.

10.4   -   April 16, 2003 First Amendment to Revolving Credit Agreement
           between The Laclede Group, Inc. and U. S. Bank.

10.5   -   June 12, 2003 Second Amendment to Revolving Credit Agreement
           between The Laclede Group, Inc. and U. S. Bank.

99.1   -   Laclede Gas Company - Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Financial Statements and Notes to Financial Statements.

99.2   -   Section 302 certifications for The Laclede Group, Inc. for Douglas
           H. Yaeger and Barry C. Cooper.

99.3   -   Section 906 certificates for The Laclede Group, Inc. for Douglas
           H. Yaeger and Barry C. Cooper.

99.4   -   Section 302 certifications for Laclede Gas Company for Douglas H.
           Yaeger and Barry C. Cooper.

99.5   -   Section 906 certificates for Laclede Gas Company for Douglas H.
           Yaeger and Barry C. Cooper.