Form 10-K
period 2003-09-30
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2003-11-21
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.

                                  FORM 10-K

                                ANNUAL REPORT

                For the Fiscal Year Ended September 30, 2003

                           THE LACLEDE GROUP, INC.

                             LACLEDE GAS COMPANY

                    720 Olive Street, St. Louis, MO 63101

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2003
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
                              ------------  -------------

    ------------------------------------------------------------------------------------------------------
    Commission File         Exact Name of Registrant as       States of              I.R.S.
    Number                  Specified in its Charter and      Incorporation          Employer
                            Principal Office Address and                             ID
                            Telephone Number                                         Number
    ------------------------------------------------------------------------------------------------------
    1-16681                 The Laclede Group, Inc.           Missouri               74-2976504
                            720 Olive Street
                            St. Louis, MO 63101
                            314-342-0500
    ------------------------------------------------------------------------------------------------------
    1-1822                  Laclede Gas Company               Missouri               43-0368139
                            720 Olive Street
                            St. Louis, MO 63101
                            314-342-0500
    ------------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act (as of the date of this report)

    ------------------------------------------------------------------------------------------------------
    Name of Registrant                    Title of Each               Name of Each Exchange
                                          Class                       On Which Registered
    ------------------------------------------------------------------------------------------------------
    The Laclede Group, Inc.               Common Stock $1.00 par      New York Stock Exchange
                                          value
    ------------------------------------------------------------------------------------------------------
                                          Preferred Share Purchase
    The Laclede Group, Inc.               Rights                      New York Stock Exchange
    ------------------------------------------------------------------------------------------------------
    Laclede Gas Company                   None

    ------------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

         The Laclede Group, Inc.:             Yes   X            No
                                                   ---              ---

         Laclede Gas Company:                Yes    X            No
                                                   ---              ---

(2) has been subject to such filing requirements for the past 90 days,

         The Laclede Group, Inc.:             Yes   X            No
                                                   ---              ---

         Laclede Gas Company:                 Yes   X            No
                                                   ---              ---
and (3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

         The Laclede Group, Inc.:             Yes   X            No
                                                   ---              ---

         Laclede Gas Company:                 Yes                No  X
                                                   ---              ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of The Laclede Group, Inc. amounted to $440,529,233 as of March 31, 2003.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                                   Shares Outstanding At
Registrant                                   Description of Common Stock             October 31, 2003
----------                                   ---------------------------             ----------------

The Laclede Group, Inc.                     Common Stock ($1.00 Par Value)              19,114,458

Laclede Gas Company                         Common Stock ($1.00 Par Value)                     100 (100% owned by The
                                                                                                    Laclede Group, Inc.)

Incorporated by Reference:                        Form 10-K Part III
  Proxy Statement dated December 22, 2003*
  Index to Exhibits is found on page 64.

*The information under the captions "Compensation Committee Report Regarding Executive Compensation," "Performance Graph" and "Audit Committee Report" of the Proxy Statement are NOT incorporated by reference.

                                   Part I

Item 1.  Business

The Laclede Group, Inc. (Laclede Group or the Company) is an exempt public utility holding company committed to providing reliable natural gas service through its regulated core utility operations while developing a presence in non-regulated activities that provide opportunities for sustainable growth. Its primary subsidiary--Laclede Gas Company (Laclede Gas or the Utility)--is the largest natural gas distribution utility in Missouri, serving more than 630,000 residential, commercial, and industrial customers in St. Louis and surrounding counties of eastern Missouri. In January 2002, Laclede Group acquired SM&P Utility Resources, Inc. (SM&P), one of the nation's major underground locating and marking service businesses. SM&P, headquartered in Carmel, Indiana, is a wholly owned subsidiary of Laclede Group. Laclede Energy Resources, Inc. (LER) a wholly owned subsidiary, is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of revenues.

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

The information we file or furnish to the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and their amendments, are available on our website, www.thelacledegroup.com, in the investor services portion under SEC filings as soon as reasonably practical after the information is filed or furnished to the SEC.

NATURAL GAS SUPPLY

During the past year, our Utility's gas supply portfolio has undergone a complete transformation. Few of the large mid-market supply aggregators that had, until recently, played a significant supply role nationally and in the portfolio of Laclede Gas still exist, or they exist in a much smaller role. Laclede Gas replaced them with large equity owners of natural gas and smaller natural gas suppliers that, until recently, had used the large supply aggregators as intermediaries. Although there remain fewer options today, Laclede Gas anticipates that most, if not all, of the supplier relationships newly established or expanded during the previous winter season will continue for years to come. In addition, our firm transportation access to a diverse number of strategic locations will continue to facilitate the process of structuring our gas supply portfolio.

Laclede Gas Company's fundamental gas supply strategy remains unchanged to meet the two-fold objective of: 1) ensuring that the gas supplies we acquire are dependable and will be delivered when needed and, 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring our utility's natural gas supply portfolio, we continue to focus on natural gas assets that are strategically positioned to meet the gas company's primary objectives. We utilize both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions.

In fiscal 2003, Laclede Gas purchased natural gas from 18 different suppliers to meet current gas sales and storage injection requirements. Natural gas purchased by Laclede Gas for delivery to our Utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 72.2 billion cubic feet (Bcf). Our Utility also holds firm transportation on several interstate pipeline systems that access our gas supplies upstream of MRT. An additional 10.4 Bcf of gas was purchased on the Southern Star Pipeline system (formerly Williams Gas Pipeline Central) and
8.0 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system. Some of our commercial and industrial customers continue to purchase their own gas and, this year, delivered to us approximately 19.6 Bcf for transportation to them through our distribution system.

The fiscal 2003 peak day sendout of natural gas to our Utility customers occurred on January 23, 2003, when the average temperature was 4 degrees Fahrenheit. On that day, our customers consumed 1.029 Bcf of natural gas. About three-fourths of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the remaining fourth was met from the Utility's on-system storage and peak-shaving resources.

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

REGULATORY MATTERS

On April 3, 2003, the Cole County Circuit Court affirmed the Missouri Public Service Commission's September 2001 ruling to terminate a Gas Supply Incentive Plan that had operated for five years. Although this Incentive Plan had been a mutually beneficial arrangement between Laclede Gas and its customers, we determined not to seek further judicial review.

However, in the settlement of the most recent Laclede Gas rate case, which went into effect in November 2002, the Commission approved a different program, one in which Laclede Gas could achieve, under specific conditions, income related to the management of its gas supply commodity costs. Due largely to our gas supply risk management activities, we realized approximately $35 million in savings under this plan during fiscal 2003, of which about $3.5 million was retained by the Company with the remaining $31.5 million being used to lower customer bills.

On April 29, 2003, the Commission decided by a 3-2 vote to disallow our retention of approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program, and directed us to flow through that amount to customers. On June 19, 2003, Laclede Gas appealed the Commission's decision to the Cole County Circuit Court. On October 10, 2003 the Court granted the Company's request for a stay of the Commission's April 29th order, and on November 5, 2003, the Court vacated the Commission's order on the grounds that its decision was unlawful and not supported by competent and substantial evidence on the record.

In July 2002, Laclede Gas filed a proposed "Catch-Up/Keep-Up" Program with the Commission that would permit the Company to use a portion of the savings from its negotiated pipeline discounts to provide a significant level of funding to assist those who have fallen behind in their payments to manage their energy bills in a manner that, over time, would eliminate past-due balances. On January 16, 2003, the Commission, by a 3 to 2 vote, issued an order rejecting the proposed plan.

On July 10, 2003, Missouri Governor Bob Holden signed a bill into law that, among other things, allows natural gas utilities to adjust their rates twice a year to recover the depreciation, property taxes, and rate of return on facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. Laclede Gas played an active role in the passage of this legislation. The Commission rules to implement such legislation are not yet in place, but this legislation is extremely important because, prior to its enactment, utilities were unable to recover such costs until its next rate case. Now, the timing of the recovery of these costs will be more closely linked with their expenditure.

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

On October 1, 2001, The Laclede Group had no outstanding securities other than common stock. The Laclede Group common stock is listed on the New York Stock Exchange and trades under the ticker symbol "LG".

                                    *****

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

                                    *****

As of September 30, 2003, Laclede Gas had 1,944 employees, which includes 6 part-time employees. SM&P had 1,174 employees, which includes 16 part-time employees.

                                    *****

Laclede Gas has a labor agreement with Locals 5-6 and 5-194 of the Paper, Allied-Industrial, Chemical & Energy Workers International Union (formerly known as the Oil, Chemical and Atomic Workers International Union), two locals which represent approximately 70% of Laclede Gas' employees. On July 30, 2000, Laclede Gas and Union representatives reached a new four-year labor agreement replacing the prior agreement, which was to expire July 31, 2000. The new contract extends through July 31, 2004. The settlement resulted in wage increases of 2.75% in all four years, along with lump-sum payment provisions and other benefit improvements.

                                    *****

The business of Laclede Gas has monopoly characteristics in that it is the only distributor of natural gas within its (franchised) service area. The principal competition is the local electric company. Other competitors in Laclede Gas' service area include suppliers of fuel oil, coal, liquefied petroleum gas in outlying areas, natural gas pipelines which can directly connect to large volume customers, and in a portion of downtown St. Louis, a district steam system. Laclede Gas has historically sold gas for househeating, certain other household uses, and commercial and industrial space heating at prices generally equal to or lower than are charged for other energies. Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage and vary widely in price throughout the year, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown area heating users.

Laclede Gas' residential, commercial, and small industrial markets, representing approximately 90% of the Utility's revenue, remain committed to natural gas. Given the current adequate level of supply, Laclede Gas believes that the relationship between competitive equipment and operating costs will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas.

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

                                    *****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the company's financial position and results of operations. For a detailed discussion of environmental matters, see Note 17 in the Notes to the Consolidated Financial Statements on page 53.

                                    *****

Under its Dividend Reinvestment and Stock Purchase Plan, Laclede Group issued 161,115 and 43,300 shares of its common stock during fiscal 2003 and fiscal 2002, respectively. Laclede Gas cancelled its treasury stock of 1,865,638 shares, in conjunction with the restructuring on October 1, 2001.

                                    *****

Customers and revenues contributed by each class of customers of Laclede Gas for the last three fiscal years are as follows:

      Regulated Gas Distribution Operating Revenues $(000)

                                                              2003                 2002                 2001
                                                 ------------------------------------------------------------
      Residential                                         $502,071             $387,594             $619,090
      Commercial & Industrial                              188,688              142,259              250,741
      Interruptible                                          2,744                1,769                3,063
      Transportation                                        15,503               12,868               14,350
      Off-System and Other Incentive                        60,609               43,443               30,218
      Provision for Refunds and Other                        5,157                4,164                5,780
                                                 ------------------------------------------------------------
         Total                                            $774,772             $592,097             $923,242
                                                 ============================================================

      Customers (End of Period)

                                                              2003                 2002                 2001
                                                 ------------------------------------------------------------
      Residential                                          590,785              588,630              584,269
      Commercial & Industrial                               40,166               39,842               39,264
      Interruptible                                             16                   14                   15
      Transportation                                           154                  152                  152
                                                 ------------------------------------------------------------
         Total Customers                                   631,121              628,638              623,700
                                                 ============================================================

Laclede Gas has franchises having initial terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas to lay pipes and other facilities in the community. The franchise in Florissant, Missouri expired in 1992 and since that time Laclede Gas has continued to provide service in that community without a formal franchise. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas' current public utility business in the State of Missouri.

                                    *****

Non-Regulated Services:

On January 28, 2002, Laclede Group completed its acquisition from NiSource, Inc. of 100% of the stock of SM&P, one of the nation's major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, operates across the midwestern states. Locators mark the placement of underground facilities for providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. As a result of the acquisition, SM&P's earnings flow not only diversifies Laclede Group's earnings but also is counter-seasonal to those of Laclede Gas.

                                    *****

Non-Regulated Gas Marketing

Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Investment LLC, is engaged in non-regulated efforts to market natural gas and related activities.

                                    *****

Non-Regulated Other Subsidiaries include:

Laclede Pipeline Company, a wholly owned subsidiary of The Laclede Group, operates a propane pipeline that connects the propane storage facilities of Laclede Gas in St. Louis County, Missouri, to propane supply terminal facilities at Wood River and Cahokia, Illinois.

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

Laclede Energy Services, Inc., a wholly owned subsidiary of The Laclede Group, Inc., became operational on May 1, 2002, and was engaged in providing energy management services. On April 14, 2003, Laclede Energy Services, Inc. was dissolved. The dissolution of LES had no material effect on the financial position or results of operation of Laclede Group, Inc.

The lines of business that constitute the Non-Regulated Other activities of the corporate family are not considered separately reportable operating segments as defined by current accounting standards.

Item 2.  Properties

The principal utility properties of Laclede Gas consist of approximately 8,224 miles of gas main, related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas' utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration and the general office building. The current lease on the general office building extends through February 2005 with options to renew for up to 15 additional years.

For information on SM&P's lease obligations, see Note 17 in the Notes to the Consolidated Financial Statements on page 53.

Other non-regulated properties of The Laclede Group do not constitute a significant portion of its properties.

Item 3.  Legal Proceedings

For a description of environmental matters, see Note 17 to the Consolidated Financial Statements on page 53. For a description of pending regulatory matters of Laclede Gas, see Part I, Item I, Business, Regulatory Matters on page 5.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

EXECUTIVE OFFICERS OF REGISTRANT - Listed below are executive officers of Laclede Group and Laclede Gas as defined by the Securities and Exchange Commission.

Name, Age, and Position with Company *                        Appointed (1)

D. H. Yaeger, Age 54
  The Laclede Group
  -----------------
  Chairman, President and Chief Executive Officer             October 2000

  Laclede Gas
  -----------
  Chairman, President and Chief Executive Officer             January 1999
  President and Chief Executive Officer                       January 1999
  President and Chief Operating Officer                       December 1997

  SM&P
  ----
  Chief Executive Officer                                     January 2002

  LER
  ---
  President                                                   January 1999
  Vice President                                              December 1995

K. J. Neises, Age 62
  Laclede Gas
  -----------
  Executive Vice President - Energy and
    Administrative Services                                   January 2002
  Senior Vice President - Energy and
    Administrative Services                                   March 1998

  LER
  ---
  Vice President                                              February 2002

R. E. Shively, Age 41
  Laclede Gas
  -----------
  Senior Vice President - Business and Services
    Development (2)                                           January 2001

  SM&P
  ----
  President                                                   March 2002

B. C. Cooper, Age 44
  The Laclede Group
  -----------------
  Chief Financial Officer (3)                                 September 2002

  Laclede Gas
  -----------
  Chief Financial Officer                                     September 2002

  LER
  ---
  Vice President                                              October 2002

M. C. Pendergast, Age 47
  Laclede Gas
  -----------
  Vice President - Associate General Counsel                  January 2002
    Assistant Vice President - Associate General Counsel      January 2000
    (Associate General Counsel)                               November 1997

M. R. Spotanski, Age 43
  Laclede Gas
  -----------
  Vice President - Finance                                    January 2001
    Assistant Vice President - Finance                        January 2000
    (Assistant to the President)                              March 1998

M. D. Waltermire, Age 45
  Laclede Gas
  -----------
  Vice President - Operations & Marketing                     April 2003
    Vice President - Operations & Marketing Planning          February 2003
    Assistant Vice President - Planning                       May 2001
    (Director - Internal Audit)                               January 1996

J. A. Fallert, Age 48
  Laclede Gas
  -----------
  Controller                                                  February 1998

R. L. Krutzman, Age 57
  The Laclede Group
  -----------------
  Treasurer and Assistant Secretary                           October 2000

  Laclede Gas
  -----------
  Treasurer and Assistant Secretary                           February 1996

  SM&P
  ----
  Assistant Treasurer                                         January 2002

  LER
  ---
  Treasurer and Assistant Secretary                           February 1996

M. C. Kullman, Age 43
  The Laclede Group
  -----------------
  Corporate Secretary                                         October 2000

  Laclede Gas
  -----------
  Secretary and Associate General Counsel                     February 2001
  Secretary and Associate Counsel                             February 1998

  SM&P
  ----
  Secretary                                                   January 2002

  LER
  ---
  Secretary                                                   February 1998

R. A. Skau, Age 46
  Laclede Gas
  -----------
  Assistant Vice President - Human Resources                  September 2001
  (Director, Labor Relations)                                 February 1999
  (Manager, Labor Relations)                                  February 1996


*The information provided relates to the principal subsidiaries of the Company. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

( ) Indicates a non-officer position.

(1) Officers of Laclede are normally reappointed at the Annual Meeting of the Board of Directors in January of each year "to serve for the ensuing year and until their successors are elected and qualify".

(2) Prior to joining Laclede, Mr. Shively was a principal in the Atlanta office of Scott Madden & Associates since December 1994.

(3) Mr. Cooper served as Vice President of Finance at GenAmerica Corporation since 2000, and prior to that he was Vice President/Controller from 1999 through 2000 and Second Vice President/Associate Controller at GenAmerica Corporation from 1995 through 1999. Before joining GenAmerica Corporation, he was with KPMG Peat Marwick LLP.

                                   Part II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

The Laclede Group's common stock trades on the New York Stock Exchange
(NYSE) under the symbol "LG". The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

                                           Fiscal 2003                        Fiscal 2002
                                      High              Low              High              Low
------------------------------------------------------------------------------------------------------
1st Quarter                           24.84            21.79            25.30             22.60
2nd Quarter                           24.90            21.85            24.90             22.00
3rd Quarter                           27.75            23.10            24.88             22.00
4th Quarter                           28.70            24.85            25.00             19.00

The number of holders of record as of September 30, 2003 was 7,099.

Dividends declared on the common stock for the two most recent fiscal years were:

                                      Fiscal 2003             Fiscal 2002
------------------------------------------------------------------------------
1st Quarter                              $.335                   $.335
2nd Quarter                              $.335                   $.335
3rd Quarter                              $.335                   $.335
4th Quarter                              $.335                   $.335

For disclosures relating to securities authorized for issuance under equity compensation plans, please see Item 12, page 57.

Item 6.  Selected Financial Data

The Laclede Group, Inc.

                                                                 Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)               2003         2002        2001         2000        1999
                                                 --------------------------------------------------------------
Summary of Operations
Operating Revenues:
 Regulated
 Gas distribution                                 $  774,772    $592,097   $  923,242    $529,250     $473,031
 Non-Regulated
  Services                                           100,168      94,116            -           -            -
  Gas marketing                                      163,861      64,798       69,455      31,331       14,118
  Other                                               11,529       4,228        9,412       5,547        4,169
                                                 --------------------------------------------------------------
     Total Operating Revenues                      1,050,330     755,239    1,002,109     566,128      491,318
                                                 --------------------------------------------------------------

Operating Expenses:
 Regulated:
  Natural and propane gas                            483,742     340,045      640,006     294,717      246,294
  Other operation expenses                           118,550     106,027      101,915      86,970       83,661
  Maintenance                                         18,759      17,813       19,262      18,556       19,517
  Depreciation & amortization                         22,229      24,215       26,193      24,672       21,470
  Taxes, other than income taxes                      56,102      48,342       65,062      42,788       41,660
                                                 --------------------------------------------------------------
      Total regulated operating
       expenses                                      699,382     536,442      852,438     467,703      412,602
 Non-regulated
  Services                                           101,586      90,771            -           -            -
  Gas marketing                                      159,105      64,042       68,338      30,831       14,033
  Other                                               10,615       4,222        9,008       4,251        3,464
                                                 --------------------------------------------------------------
      Total Operating Expenses                       970,688     695,477      929,784     502,785      430,099
                                                 --------------------------------------------------------------
Operating Income                                      79,642      59,762       72,325      63,343       61,219
Allowance for Funds Used During
 Construction                                           (107)       (149)         749         397          739
Other Income and Income
 Deductions - Net                                        650         827          668         338         (942)
                                                 --------------------------------------------------------------

Income Before Interest
 and Income Taxes                                     80,185      60,440       73,742      64,078       61,016
                                                 --------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                           20,169      20,820       18,372      15,164       13,966
 Preferred dividends and subsidiary
  trust distributions                                  2,743           -            -           -            -
 Other interest charges                                3,974       4,989       10,067       8,844        6,627
                                                 --------------------------------------------------------------
      Total Interest Charges                          26,886      25,809       28,439      24,008       20,593
                                                 --------------------------------------------------------------
Income Before Income Taxes                            53,299      34,631       45,303      40,070       40,423
Income Tax Expense                                    18,652      12,247       14,831      14,105       14,361
                                                 --------------------------------------------------------------
Net Income                                            34,647      22,384       30,472      25,965       26,062
Dividends on Redeemable Preferred
 Stock - Laclede Gas                                      62          68           87          93           97
                                                 --------------------------------------------------------------
Net Income Applicable to
 Common Stock                                     $   34,585    $ 22,316   $   30,385    $ 25,872     $ 25,965
                                                 ==============================================================

Basic Earnings Per Share of Common Stock               $1.82       $1.18        $1.61       $1.37        $1.43
                                                 ==============================================================

Diluted Earnings Per Share of Common Stock             $1.82       $1.18        $1.61       $1.37        $1.43
                                                 ==============================================================

The Laclede Group, Inc.

                                                               Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)              2003         2002        2001        2000        1999
                                                ------------------------------------------------------------

Dividends Declared -
 Common Stock                                    $   25,492  $   25,311    $ 25,296    $ 25,297    $ 24,459
Dividends Declared Per
 Share of Common Stock                                $1.34       $1.34       $1.34       $1.34       $1.34

Utility Plant
 Gross Plant - End of Period                     $1,030,665    $988,747    $949,775    $915,998    $872,527
 Net Plant - End of Period                          621,247     594,376     569,640     545,715     517,635
 Construction Expenditures                           49,926      48,765      46,952      51,635      48,698
 Property Retirements                                 8,007       9,769      13,141       6,663       8,190
Goodwill                                             28,124      27,455           -           -           -
Other Property and Investments                       44,598      46,986      32,893      29,664      27,866
Total Assets                                     $1,201,398  $1,090,990    $975,910    $931,740    $837,664

Capitalization -
 End of Period
 Common Stock and Paid-In
  Capital                                        $   87,542  $   83,588    $106,590    $106,579    $106,570
 Retained Earnings                                  211,610     202,517     205,512     200,423     199,848
 Accumulated Other Comprehensive
   Income / (Loss)                                      (80)       (339)          -           -         (77)
 Treasury Stock                                           -           -     (24,017)    (24,017)    (24,017)
                                                ------------------------------------------------------------
       Common Stock Equity                          299,072     285,766     288,085     282,985     282,324
 Redeemable Preferred Stock -
  Laclede Gas                                         1,258       1,266       1,588       1,763       1,923
 Obligated mandatorily redeemable
  preferred securities of subsidiary
  trust                                              45,000           -           -           -           -
 Long-Term Debt                                     259,625     259,545     284,459     234,408     204,323
                                                ------------------------------------------------------------
      Total Capitalization                       $  604,955  $  546,577    $574,132    $519,156    $488,570
                                                ============================================================

Shares of Common Stock
 Outstanding - End of Period                         19,082      18,921      18,878      18,878      18,878
Book Value Per Share                                 $15.67      $15.10      $15.26      $14.99      $14.96



Laclede Gas Company's Selected Financial Data is included in Exhibit 99.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE LACLEDE GROUP, INC.

INTRODUCTION

This management's discussion analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries, under the corporate organizational structure that was in place during the three fiscal years ended September 30, 2003. It includes management's view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year, and their effects on overall financial condition and liquidity. Effective October 1, 2001, the corporation reorganized, such that Laclede Gas Company (Laclede Gas or the Utility) and its subsidiaries became separate subsidiaries of Laclede Group, an exempt holding company under the Public Utility Holding Company Act of 1935. The consolidated results of Laclede Group for fiscal years 2003 and 2002 are comparable to the consolidated results for Laclede Gas for fiscal year 2001. Note 2 to the Consolidated Financial Statements discusses the holding company structure.

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

RESULTS OF OPERATIONS

Earnings

Laclede Group's results are primarily impacted by the regulated activities of its largest subsidiary, Laclede Gas, Missouri's largest natural gas distribution company. Utility earnings are generated by the sale of heating energy, which historically have been heavily influenced by the weather. During fiscal 2002, earnings from this segment suffered from a significant weather-related reduction in natural gas sales, primarily as a result of a heating season that was the fifth warmest on record and 15% warmer than normal. In sharp contrast, natural gas sales returned to near-normal levels for fiscal 2003 as the heating season was just 1% colder than normal, but 21% colder than fiscal 2002. The significantly warmer temperatures experienced in fiscal 2002 were 22% warmer than in fiscal 2001.

As part of the 2002 rate case settlement, the Utility initiated, effective November 9, 2002, an innovative weather mitigation rate design that lessens the impact of weather volatility on Laclede Gas customers during cold winters and is expected to stabilize the Utility's earnings for the future.

Laclede Group's net income applicable to common stock for fiscal 2003 was $34.6 million, compared with $22.3 million for fiscal 2002, and $30.4 million for fiscal 2001. Laclede Group's basic and diluted earnings per share were $1.82 for the twelve months ended September 30, 2003 compared with $1.18 per share for the same period last year. The $.64 per share increase in earnings was primarily attributable to increased earnings reported by Laclede Gas. In addition to the favorable effect of higher gas sales arising from the colder weather, earnings also improved due to the impacts of rate changes put into effect by Laclede Gas on December 1, 2001 and November 9, 2002, higher income from off-system sales and capacity release, and benefits resulting from the Utility's management of its annual gas supply costs. These factors were partially offset by the effect of income recorded in fiscal 2002 produced by the Utility's Price Stabilization Program and higher costs of doing business. The increased Utility earnings, coupled with higher earnings reported by Laclede Group's non-regulated gas marketing subsidiary, Laclede Energy Resources, Inc. (LER), were partially offset by decreased results this year by SM&P Utility Resources, Inc. (SM&P), a non-regulated subsidiary acquired January 28, 2002. SM&P's results mainly reflect the full fiscal year effect of seasonal losses this year, right-sizing costs related to the loss of revenue related to two customers (discussed below), and additional start up costs related to SM&P's expansion into new markets and the addition of new customers.

Laclede Group's basic earnings per share were $1.18 for the twelve months ended September 30, 2002 compared with $1.61 per share for the twelve month period ending September 30, 2001. The $.43 per share decrease in earnings was primarily attributable to reduced earnings reported by Laclede Gas. The utility's earnings were adversely affected by (1) lower gas sales arising from temperatures in its service area that were significantly warmer than the prior year; and, (2) the Missouri Public Service Commission's decision not to extend the Utility's Gas Supply Incentive Plan (GSIP) beyond September 30, 2001. The GSIP produced significant benefits for customers and shareholders during the preceding five years during which the program was in effect. These factors were partially offset by (1) the benefit of the general rate increase effective on December 1, 2001; (2) nearly $4.9 million of pre-tax income from the Utility's Price Stabilization Program (PSP) recorded in 2002; and (3) higher income from off-system sales and capacity release revenues. The PSP is discussed further in the Regulatory Matters section below. Laclede Group's consolidated earnings were positively impacted by income recorded by SM&P since its acquisition on January 28, 2002, amounting to approximately $1.4 million, or $.08 per share.

Operating Revenues

Regulated operating revenues for fiscal year 2003 increased $182.7 million, or 30.9%, above fiscal 2002. The increase in operating revenues was primarily comprised of higher natural gas sales levels resulting from colder weather and other variations amounting to $61.8 million, higher PGA rates that are passed on to Utility customers (subject to prudence review) of $87.2 million, increased off-system and capacity release revenues of $18.5 million, and the general rate increases amounting to $15.2 million.

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

Laclede Gas sold and transported 1.13 billion therms in 2003 compared with
1.06 billion and 1.12 billion in 2002 and 2001, respectively.

Laclede Group's non-regulated services operating revenues for fiscal year 2003 increased $6.1 million from those revenues for last fiscal year primarily attributable to the twelve-month effect of revenues recorded this year by SM&P (acquired January 28, 2002), partially offset by the partial loss of revenue related to two customers. Non-regulated services operating revenues increased $94.1 million in fiscal year 2002 (from fiscal year 2001) due to the increased revenues from the SM&P acquisition during fiscal year 2002.

Non-regulated gas marketing revenues increased $99.1 million from those revenues for fiscal year 2002 primarily due to increased gas marketing sales by Laclede Energy Resources, Inc. Non-regulated gas marketing revenues decreased $4.7 in fiscal year 2002 (from fiscal year 2001) primarily due to decreased gas marketing sales by Laclede Energy Resources, Inc.

Non-regulated other operating revenues increased $7.3 million in fiscal year 2003 from fiscal year 2002, and decreased $5.2 million in fiscal year 2002 from fiscal year 2001. These variations were primarily due to changes in sales levels recorded by Laclede Pipeline Company.

Operating Expenses

Regulated operating expenses in fiscal 2003 increased $162.9 million, or 30.4%, from fiscal 2002. Natural and propane gas expense increased $143.7 million primarily attributable to higher volumes purchased for sendout arising from the colder weather, higher rates charged by our suppliers, and higher off system gas expense. Other operation and maintenance expenses increased $13.4 million, or 10.9%, primarily due to increased pension expense, a higher provision for uncollectible accounts, increased group insurance charges, higher wage rates, and increased insurance premiums. These factors were partially offset by reduced distribution charges. Depreciation and amortization expense decreased $2.0 million primarily due to the effect of negative amortization of a portion of the depreciation reserve effective July 1, 2002, as authorized by the MoPSC (see Note 1 related to Utility Plant, Depreciation and Amortization). This effect was partially offset by increased depreciable property. Taxes, other than income, increased $7.8 million, or 16.1%, primarily due to higher gross receipts taxes, reflecting the increased revenues.

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

Laclede Group's non-regulated services operating expenses in fiscal year 2003 increased $10.8 million due to the twelve-month effect of operating expenses recorded this year by SM&P (compared with fiscal year 2002), right-sizing costs expensed this year related to the aforementioned customer loss, and additional start up costs related to adding customers in new markets. Non-regulated services operating expenses increased $90.8 million in fiscal year 2002 (from fiscal year 2001) due to the acquisition of SM&P during fiscal year 2002.

Non-regulated gas marketing operating expenses increased $95.1 million and other non-regulated operating expenses increased $6.4 million in fiscal year 2003 mainly due to higher expenses associated with increased sales levels. Non-regulated gas marketing operating expenses decreased $4.3 million and other non-regulated operating expenses decreased $4.8 million in fiscal year 2002, compared with fiscal year 2001 primarily due to lower expenses associated with decreased sales levels.

Interest Charges

Interest expense increased $1.1 million, or 4.2%, in fiscal 2003 (compared with fiscal 2002) primarily due to the issuance of trust preferred securities in December 2002, partially offset by lower interest on long-term debt (due to the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds) and reduced short-term interest expense (primarily due to lower rates).

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

Other Matters

In November 2002, two customers notified SM&P that, due to actions they have taken to address workforce management issues, they did not intend to continue to outsource certain functions, which include locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it would continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $29 million and $45 million for fiscal 2003 and 2002, respectively. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment, for which the Company recorded an after-tax charge of approximately $1 million, all of which was expensed during the quarter ended March 31, 2003.

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

         Goodwill valuation - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced which would adversely impact earnings.

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

         The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies. Also, pursuant to the direction of the MoPSC, Laclede Gas' provision for income tax expense for financial reporting purposes reflects an open-ended method of tax depreciation. This method is consistent with the regulatory treatment prescribed by the MoPSC to depreciate the Utility's assets.

For further discussion of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in this report on Form 10-K on page 39.

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

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas believes that Staff's position lacks merit and has vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede will instead pay the $4.9 million into the Court's registry pending a final judicial determination of Laclede's entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. The Court's Order and Judgment becomes final 30 days after the date it was issued, at which time it will be subject to appeal.

On July 29, 2002, Laclede Gas filed a proposed Catch-Up/Keep-Up Program with the MoPSC that would permit the Company to use a portion of the savings from its negotiated pipeline discounts to fund a low-income energy assistance program. Pursuant to, and among revisions to the Program filed by the Utility on September 23, 2002, the amount of discount savings that could be used for this purpose would be limited to $6 million per year. In response to certain objections filed by the MoPSC Staff and Missouri Office of the Public Counsel, the Commission suspended the tariffs implementing the Program and scheduled a prehearing conference that occurred on October 23, 2002. Formal hearings were held on December 2 and 3, 2002. On January 16, 2003, the Commission, by a 3 to 2 vote, issued an order rejecting the proposed plan. On January 23, 2003, the Utility filed a Motion for Reconsideration seeking to identify whether the Commission would approve the Program at a reduced funding level of $3 million per year. On February 13, 2003 the Commission convened a hearing for oral argument. On March 6, 2003 the Commission denied the Company's Motion for Reconsideration.

On October 3, 2002, the MoPSC approved a settlement reached among the parties to the 2002 rate case, filed by Laclede Gas on January 25, 2002. The terms of the settlement included (1) an annual rate increase of $14 million effective on November 9, 2002; (2) a moratorium on additional rate filings until March 1, 2004; and (3) an innovative rate design that is expected to provide the Utility with the ability to recover its distribution costs, which are essentially fixed, in a manner that is significantly less sensitive to weather. The settlement also provided for, among other things, changes resulting in negative amortization of the depreciation reserve of $3.4 million annually effective from July 1, 2002 until the Utility's next rate case proceeding, minor changes in depreciation rates effective January 1, 2003, and changes in the regulatory treatment of pension costs primarily designed to stabilize such costs, effective beginning fiscal 2003. Also approved was an incentive program beginning in fiscal 2003 under which the Utility may achieve, under specific conditions, income related to management of its gas supply commodity costs. Previously deferred costs of $.3 million are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective with implementation of the new rates, in addition to certain amounts authorized previously.

On July 10, 2003, a bill was signed into Missouri law that, among other things, allows gas utilities to adjust their rates twice a year to recover the depreciation, property taxes, and rate of return on facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. This bill was signed into law and became effective on August 28, 2003. The bill did not have any impact on Laclede during fiscal year 2003, and the Utility is currently evaluating the impact it may have on future periods. The Utility anticipates that the bill will have a generally favorable impact on cash flows and earnings.

On October 9, 2003, the MoPSC issued an order conditionally granting the Utility's request for a three year extension, through October 31, 2006, of its authorization to issue securities pursuant to its Universal Shelf Registration. The extension authorizes the Utility to issue securities in an amount not to exceed $270 million, which represented the unused portion of the $350 million Shelf Registration amount previously authorized in 2000.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. The Company had adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142. The complete adoption of SFAS Nos. 141 and 142 on October 1, 2002 did not have a material effect on the financial position or results of operations of Laclede Group.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of the Statement provide for rate-regulated entities that meet the criteria for application of SFAS No. 71, such as Laclede Gas, to recognize regulatory assets or liabilities for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting pursuant to this Statement and rate-making purposes. The adoption of this Statement on October 1, 2002 did not affect the financial position or results of operations of Laclede Group. There are legal obligations related to final abandonment of the Utility's gas distribution system. However, these obligations related to mass property and other distribution system assets generally continue in perpetuity and can not be measured under SFAS No. 143 because of indeterminate settlement dates and cash flow estimates.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to consolidate accounting guidance on various issues related to this matter. Adoption of this Statement in fiscal 2003 did not have a material effect on the financial position or results of operations of Laclede Group.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the financial position or results of operations of Laclede Group.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The required disclosures are included in Note 1, page 38.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for all hedging relationships designated after June 30, 2003. There was no effect on the financial position or results of operations of Laclede Group.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's obligated mandatorily redeemable preferred securities of subsidiary trust and redeemable preferred stock are liabilities under the provision of SFAS No. 150 and are presented within the Capitalization section on the Consolidated Balance Sheets. There was not a material effect on the financial position or results of operations of Laclede Group.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This requirement is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation also requires disclosures in interim and annual financial statements about obligations under certain guarantees that the entity has issued. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The required disclosures are included in Note 17, page 53.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", addresses consolidation of business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. The Company is currently evaluating the effect of this pronouncement on the consolidation of its obligated mandatorily redeemable preferred securities of subsidiary trust, but does not expect a material effect on the financial position or results of operations of Laclede Group.

In October 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The consensus rescinded EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The consensus precludes mark-to-market accounting for all energy trading contracts not within the scope of SFAS No. 133, "Accounting for Derivative and Hedging Activities." The consensus to rescind EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002, except that energy trading contracts not within the scope of SFAS No. 133 purchased after October 25, 2002, but prior to the implementation of the consensus, are not permitted to apply mark-to-market accounting. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are purchased for trading purposes. Application of these consensuses did not have a material effect on the financial position or results of operations of Laclede Group.

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

CREDIT RATINGS

As of September 30, 2003, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility                                 S&P           Moody's           Fitch
--------------------------------------------------------------------------------------------
Laclede Group Corporate Rating                    A
Laclede Gas First Mortgage Bonds                  A              A3               A+
Laclede Gas Commercial Paper                     A-1            P-2
Trust Preferred Securities                       A-             Baa3             BBB+

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

During the fiscal year 2003 heating season, Laclede Gas had lines of credit in place of up to $230 million. Laclede Gas sold commercial paper aggregating to a maximum of $220.7 million at any one time during the fiscal year, but did not borrow from the banks under the aforementioned agreements. At this writing, Laclede Gas has aggregate lines of credit totaling $290 million, including a seasonal credit line of $25 million expiring February 13, 2004. Short-term commercial paper borrowings outstanding at September 30, 2003 were $218.2 million at a weighted average interest rate of 1.16%. Based on short-term borrowings at September 30, 2003, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $2.2 million on an annual basis.

Most of Laclede Gas' lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On September 30, 2003, total debt was 64% of total capitalization.

Laclede Gas has filed a shelf registration on Form S-3. Of the $350 million of securities originally registered under this S-3, $270 million of debt securities remained registered and unissued as of September 30, 2003. The original MoPSC authorization for issuing securities registered on this Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC has extended this authorization through October 31, 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

On May 1, 2003, $25 million of 6 1/4% Series First Mortgage Bonds matured and were funded with the sale of commercial paper. At September 30, 2003, Laclede Gas had fixed-rate long-term debt totaling $260 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Short-term cash requirements outside of Laclede Gas have been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit obtained from U.S. Bank National Association, expiring in June 2004, with interest rates indexed to LIBOR or Prime, to meet short-term liquidity needs of its subsidiaries. In April 2003, the ratings triggers in this line of credit were replaced by a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the utility's total capitalization (as noted above, this ratio stood at 64% on September 30, 2003.) This line has been used to provide a letter of credit of $0.5 million on behalf of SM&P. The letter of credit has not been drawn, nor have there been other uses of this credit line to date. It may, however, be used for seasonal funding needs of the various subsidiaries from time to time throughout the year.

On December 16, 2002, Laclede Capital Trust I issued 1,800,000 trust preferred securities at a par value of $25.00 each and a distribution rate of 7.70%. These securities mature December 1, 2032, but may be redeemed at Laclede's option on or after December 16, 2007. The proceeds of this issuance were used to repay Laclede Group's short-term loan of $42.8 million from U. S. Bank, which had funded the acquisition in January 2002 of SM&P Utility Resources, Inc., and for other general corporate purposes. These trust preferred securities were issued under Laclede Group's shelf registration on Form S-3, which became effective May 6, 2002, and allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this S-3, $408.6 million remain registered and unissued as of September 30, 2003. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

SM&P has several operating leases, the aggregate annual cost of which is approximately $5 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees related to existing leases will not exceed $12 million.

Laclede Group had guarantees outstanding totaling $1.0 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (LER) (its non-regulated marketing affiliate), as of September 30, 2003. Laclede Group issued an additional $1.0 million guarantee in November 2003 on behalf of LER.

Utility construction expenditures were $49.9 million in fiscal 2003 compared with $48.8 million in fiscal 2002 and $47.0 million in fiscal 2001. Laclede Gas expects fiscal 2004 utility construction expenditures to approximate $57 million. Non-regulated construction expenditures for fiscal 2003 were $1.2 million compared with $4.2 million in fiscal 2002, and are estimated at approximately $1.8 million in fiscal 2004.

Consolidated capitalization at September 30, 2003, excluding current obligations of long-term debt, consisted of 49.5% Laclede Group common stock equity, .2% Laclede Gas preferred stock, 7.4% Laclede Capital Trust I preferred securities and 42.9% Laclede Gas long-term debt. The portion of preferred securities in the consolidated capital structure increased with the December 16, 2002 issuance of trust preferred securities by Laclede Capital Trust I.

The ratio of earnings to fixed charges was 2.8 for 2003, 2.2 for 2002 and
2.6 for 2001.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

MARKET RISK

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At September 30, 2003, the Utility held approximately 13.8 million MmBtu of futures contracts at an average price of $5.82 per MmBtu. Additionally, approximately 15.2 million MmBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through September 2004.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the sale of natural gas to customers. LER manages the price risk associated with these sales by either closely matching the purchases of physical supplies at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2003, LER's open positions were not material to Laclede Group's financial position or results of operations.

ENVIRONMENTAL MATTERS

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of September 30, 2003, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in and is presently owned by the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan (RAP), for submission to the VCP, and a site development plan. Laclede Gas is engaged in ongoing meetings with the developer to determine what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates.

Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not and for many years has not owned this site. At this time it is not clear whether Laclede Gas will incur any costs in connection with environmental investigations or remediation at the site, and if it does incur any costs, what the amount of those costs would be.

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

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company's Management Discussion and Analysis of Financial Condition is included in Exhibit 99.1

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Management's Discussion and Analysis of Financial Condition and Results of Operations, page 25.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors and Shareholders of The Laclede Group, Inc.:

We have audited the consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and its subsidiaries ("the Company") as of September 30, 2003 and 2002, and the related statements of consolidated income, common shareholder' equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and its subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 18, 2003

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

The Audit Committee of the Board of Directors, which consists of four outside directors, meets periodically with management, the internal auditor, and the independent auditors to review the manner in which they are performing their responsibilities. Both the internal auditor and the independent auditors periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Douglas H. Yaeger
Chairman of the Board,
President and Chief Executive Officer

Barry C. Cooper
Chief Financial Officer

Item 8. Financial Statements and Supplementary Data

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousands, Except Per Share Amounts)
-------------------------------------------------------         -------------     -----------    ------------
Years Ended September 30                                             2003            2002            2001
-------------------------------------------------------         -------------     -----------    ------------

Operating Revenues:
 Regulated
   Gas distribution                                               $  774,772        $592,097      $  923,242
 Non-Regulated
   Services                                                          100,168          94,116               -
     Gas marketing                                                   163,861          64,798          69,455
     Other                                                            11,529           4,228           9,412
                                                                -------------     -----------    ------------
       Total Operating Revenues                                    1,050,330         755,239       1,002,109
                                                                -------------     -----------    ------------
Operating Expenses:
  Regulated
    Natural and propane gas                                          483,742         340,045         640,006
    Other operation expenses                                         118,550         106,027         101,915
    Maintenance                                                       18,759          17,813          19,262
    Depreciation and amortization                                     22,229          24,215          26,193
    Taxes, other than income taxes                                    56,102          48,342          65,062
                                                                -------------     -----------    ------------
       Total regulated operating expenses                            699,382         536,442         852,438
  Non-Regulated
    Services                                                         101,586          90,771               -
    Gas marketing                                                    159,105          64,042          68,338
    Other                                                             10,615           4,222           9,008
                                                                -------------     -----------    ------------
      Total Operating Expenses                                       970,688         695,477         929,784
                                                                -------------     -----------    ------------
Operating Income                                                      79,642          59,762          72,325
Other Income and (Income Deductions) - Net                               543             678           1,417
                                                                -------------     -----------    ------------
Income Before Interest and Income Taxes                               80,185          60,440          73,742
                                                                -------------     -----------    ------------
Interest Charges:
  Interest on long-term debt                                          20,169          20,820          18,372
  Preferred dividends and subsidiary trust
   distributions                                                       2,743               -               -
  Other interest charges                                               3,974           4,989          10,067
                                                                -------------     -----------    ------------
      Total Interest Charges                                          26,886          25,809          28,439
                                                                -------------     -----------    ------------
Income Before Income Taxes                                            53,299          34,631          45,303
Income Tax Expense                                                    18,652          12,247          14,831
                                                                -------------     -----------    ------------
Net Income                                                            34,647          22,384          30,472
Dividends on Redeemable Preferred Stock -
  Laclede Gas                                                             62              68              87
                                                                -------------     -----------    ------------
Net Income Applicable to Common Stock                             $   34,585        $ 22,316      $   30,385
                                                                =============     ===========    ============

Average Number of Common Shares
  Outstanding                                                         19,022          18,888          18,878

Basic Earnings Per Share of Common Stock                               $1.82           $1.18           $1.61

Diluted Earnings Per Share of Common Stock                             $1.82           $1.18           $1.61

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands)
----------------------------------------------------------    -----------    -----------     ----------
Years Ended September 30                                          2003           2002           2001
----------------------------------------------------------    -----------    -----------     ----------
Net Income Applicable to Common Stock                            $34,585        $22,316        $30,385
                                                              -----------    -----------     ----------
Other Comprehensive Income:
 Net gains on cash flow hedging derivative
   instruments:
     Net hedging gain arising during the period                    1,184              -              -
     Less: Reclassification adjustment for
       gains included in net income                                  366              -              -
                                                              -----------    -----------     ----------
     Net unrealized gains on cash flow
       hedging derivative instruments                                818              -              -
 Minimum pension liability adjustment                               (396)          (553)             -
                                                              -----------    -----------     ----------
Other Comprehensive Income (Loss) before tax                         422           (553)             -
Income tax expense (benefit)related to items
  of other comprehensive income (loss)                               163           (214)             -
                                                              -----------    -----------     ----------
Other Comprehensive Income (Loss), net of tax                        259           (339)             -
                                                              -----------    -----------     ----------
Comprehensive Income                                             $34,844        $21,977        $30,385
                                                              ===========    ===========     ==========

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Thousands)
-------------------------------------------------------------     -------------    ------------
September 30                                                           2003            2002
-------------------------------------------------------------     -------------    ------------

Assets
 Utility Plant                                                      $1,030,665      $  988,747
   Less - Accumulated depreciation and amortization                    409,418         394,371
                                                                  -------------    ------------
                         Net utility plant                             621,247         594,376
                                                                  -------------    ------------
 Goodwill                                                               28,124          27,455
                                                                  -------------    ------------

 Other Property and Investments (net of accumulated
   Depreciation and amortization, 2003, $9,486;
   2002, $5,265)                                                        44,598          46,986
                                                                  -------------    ------------

 Current Assets:
   Cash and cash equivalents                                             7,291          12,870
   Accounts receivable:
     Gas customers - billed and unbilled                                70,217          51,419
     Other                                                              41,298          42,591
     Less - Allowances for doubtful accounts                            (7,181)         (4,532)
   Inventories:
     Natural gas stored underground at LIFO cost                       117,231          77,121
     Propane gas at FIFO cost                                           17,132          14,712
     Materials, supplies and merchandise at average
       cost                                                              4,071           4,364
   Derivative instrument assets                                         12,643          11,329
   Deferred income taxes                                                 7,631          12,305
   Prepayments and other                                                17,557          11,505
                                                                  -------------    ------------
                         Total current assets                          287,890         233,684
                                                                  -------------    ------------

 Deferred Charges:
   Prepaid pension cost                                                109,445         114,313
   Regulatory assets                                                   103,807          70,272
   Other                                                                 6,287           3,904
                                                                  -------------    ------------
                         Total deferred charges                        219,539         188,489
                                                                  -------------    ------------

                         Total Assets                               $1,201,398      $1,090,990
                                                                  =============    ============

See the accompanying notes to consolidated financial statements.





THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands)
------------------------------------------------------------------------   ------------    ------------
September 30                                                                   2003            2002
------------------------------------------------------------------------   ------------    ------------
Capitalization and Liabilities
  Capitalization:
  Common stock equity                                                       $  299,072      $  285,766
  Redeemable preferred stock - Laclede Gas                                       1,258           1,266
  Obligated mandatorily redeemable preferred securities
    of subsidiary trust                                                         45,000               -
  Long-term debt (less sinking fund requirements) -
    Laclede Gas                                                                259,625         259,545
                                                                           ------------    ------------
              Total Capitalization                                             604,955         546,577
                                                                           ------------    ------------

Current Liabilities:
  Notes payable                                                                218,200         161,670
  Accounts payable                                                              66,001          45,707
  Advance customer billings                                                     15,361          24,832
  Current portion of long-term debt                                                  -          25,000
  Wages and compensation accrued                                                15,859          16,729
  Dividends payable                                                              6,461           6,340
  Customer deposits                                                              5,044           4,226
  Interest accrued                                                               7,363           7,832
  Taxes accrued                                                                 13,211           9,815
  Unamortized purchased gas adjustment                                           5,865          22,976
  Other                                                                         12,911          11,670
                                                                           ------------    ------------
             Total Current Liabilities                                         366,276         336,797
                                                                           ------------    ------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                        180,598         157,378
  Unamortized investment tax credits                                             5,316           5,629
  Pension and postretirement benefit costs                                      20,973          14,658
  Regulatory liabilities                                                           582           9,501
  Other                                                                         22,698          20,450
                                                                           ------------    ------------
             Total Deferred Credits and Other Liabilities                      230,167         207,616
                                                                           ------------    ------------
Commitments and Contingencies (Note 17)
                                                                           ------------    ------------
             Total Capitalization and Liabilities                           $1,201,398      $1,090,990
                                                                           ============    ============

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION

(Thousands, Except Per Share Amounts)
------------------------------------------------------------------------    -----------    -----------
September 30                                                                   2003           2002
------------------------------------------------------------------------    -----------    -----------

Common Stock Equity:
  Common stock, par value $1 per share:
    Authorized - 2003 and 2002, 50,000,000 shares
    Issued - 2003, 19,082,402 shares; and
      2002, 18,921,287 shares                                                 $ 19,082       $ 18,921
  Paid-in capital                                                               68,460         64,667
  Retained earnings                                                            211,610        202,517
Accumulated other comprehensive income (loss)                                      (80)          (339)
                                                                            -----------    -----------
                  Total common stock equity                                    299,072        285,766
                                                                            -----------    -----------

Redeemable Preferred Stock - Laclede Gas, par value $25 per share
  (1,480,000 shares authorized) Issued and outstanding:
    5% Series B - 2003, 44,413 shares; and
      2002, 44,749 shares                                                        1,110          1,118
    4.56% Series C - 2003 and 2002, 5,906 shares                                   148            148
                                                                            -----------    -----------
                  Total redeemable preferred stock                               1,258          1,266
                                                                            -----------    -----------

Obligated Mandatorily Redeemable Preferred Securities of
  Subsidiary Trust                                                              45,000              -
                                                                            -----------    -----------

Long-Term Debt:
  First mortgage bonds:
    8-1/2% Series, due November 15, 2004                                        25,000         25,000
    8-5/8% Series, due May 15, 2006                                             40,000         40,000
    7-1/2% Series, due November 1, 2007                                         40,000         40,000
    6-1/2% Series, due November 15, 2010                                        25,000         25,000
    6-1/2% Series, due October 15, 2012                                         25,000         25,000
    6-5/8% Series, due June 15, 2016                                            50,000         50,000
    7% Series, due June 1, 2029                                                 25,000         25,000
    7.90% Series, due September 15, 2030                                        30,000         30,000
                                                                            -----------    -----------
                  Total                                                        260,000        260,000

  Unamortized discount, net of premium,
    on long-term debt                                                             (375)          (455)
                                                                            -----------    -----------
                  Total long-term debt                                         259,625        259,545
                                                                            -----------    -----------
                  Total                                                       $604,955       $546,577
                                                                            ===========    ===========

Long-term debt and preferred stock amounts are exclusive of current portion.

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                  Common Stock Issued
                                                  -------------------    Paid-in  Retained     Accum. Other Treasury
(Thousands, Except for Shares)                    Shares      Amount     Capital  Earnings     Comp. Income  Stock       Total
                                                  ------      ------     -------  --------     ------------ --------     -----
                                             -------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2000                      20,743,625    $20,744   $ 85,835  $200,423         $   -    $(24,017)   $282,985
                                             -------------------------------------------------------------------------------------
  Net Income Applicable to Common
    Stock                                                -          -          -    30,385             -           -      30,385
  Dividends declared:
    Common stock ($1.34 per share)                       -          -          -   (25,296)            -           -     (25,296)
  Other                                                  -          -         11         -             -           -          11
                                             -------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2001                      20,743,625    $20,744   $ 85,846  $205,512         $   -    $(24,017)   $288,085
                                             -------------------------------------------------------------------------------------
  Net Income Applicable to Common
    Stock                                                -          -          -    22,316             -           -      22,316
  Cancel treasury stock                         (1,865,638)    (1,866)   (22,151)        -             -      24,017           -
  Dividend reinvestment plan                        43,300         43        966         -             -           -       1,009
  Dividends declared:
    Common stock ($1.34 per share)                       -          -          -   (25,311)            -           -     (25,311)
  Other comprehensive loss                               -          -          -         -          (339)          -        (339)
  Other                                                  -          -          6         -             -           -           6
                                             -------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2002                      18,921,287     $18,921   $ 64,667 $202,517         $(339)   $      -    $285,766
                                             -------------------------------------------------------------------------------------
  Net Income Applicable to Common
    Stock                                                -          -          -    34,585             -           -      34,585
  Dividend reinvestment plan                       161,115        161      3,793         -             -           -       3,954
  Dividends declared:
    Common stock ($1.34 per share)                       -          -          -   (25,492)            -           -     (25,492)
  Other comprehensive loss                               -          -          -         -           259           -         259
                                             -------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2003                      19,082,402    $19,082   $ 68,460  $211,610         $ (80)   $      -    $299,072
                                             =====================================================================================

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands)
---------------------------------------------------------------------------------------------------------------
Years Ended September 30                                                      2003         2002         2001
---------------------------------------------------------------------------------------------------------------

Operating Activities:
  Net Income                                                                $ 34,647     $ 22,384     $ 30,472
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                             25,615       26,223       26,425
    Deferred income taxes and investment
     tax credits                                                              15,412        5,666       (3,454)
    Other - net                                                                  502          801       (1,745)
    Changes in assets and liabilities:
      Accounts receivable - net                                              (14,856)       3,714      (23,284)
      Unamortized purchased gas adjustments                                  (17,111)      13,950       23,933
      Deferred purchased gas costs                                           (21,461)         185       (3,332)
      Accounts payable                                                        20,294       11,093      (13,572)
      Advance customer billings                                               (9,471)      13,153       (3,611)
      Taxes accrued                                                            3,396       (5,097)       2,868
      Natural gas stored underground                                         (40,110)        (460)      18,126
      Other assets and liabilities                                            (5,886)      (7,768)     (14,927)
                                                                        ---------------------------------------
         Net cash provided by (used in)
           operating activities                                               (9,029)      83,844       37,899

Investing Activities:
  Construction expenditures                                                  (51,112)     (52,999)     (46,952)
  Employee benefit trusts                                                     (1,099)      (1,508)      (3,522)
  Acquisition of SM&P, net of cash and cash equivalents                            -      (38,044)           -
  Other investments                                                              685       (1,515)      (2,948)
                                                                        ---------------------------------------
         Net cash used in
           investing activities                                              (51,526)     (94,066)     (53,422)

Financing Activities:
  Issuance (Maturity) of First Mortgage Bonds                                (25,000)           -       50,000
  Issuance (repayment)of short-term debt - net                                56,530       44,620       (9,950)
  Issuance of common stock                                                     3,954        1,009            -
  Dividends paid                                                             (25,500)     (25,365)     (25,383)
  Issuance of obligated mandatorily redeemable preferred
    securities of subsidiary trust                                            45,000            -            -
  Redemption of preferred stock                                                   (8)        (395)        (136)
                                                                        ---------------------------------------
         Net cash provided by
           financing activities                                               54,976       19,869       14,531
                                                                        ---------------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                                             (5,579)       9,647         (992)
Cash and Cash Equivalents at
 Beginning of Year                                                            12,870        3,223        4,215
                                                                        ---------------------------------------
Cash and Cash Equivalents at End of Year                                    $  7,291     $ 12,870     $  3,223
                                                                        =======================================

Supplemental Disclosure of Cash Paid
 During the Year for:
 Interest                                                                   $ 26,183     $ 23,125     $ 26,508
 Income taxes                                                                    156       12,087       12,462

See the accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

THE LACLEDE GROUP, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiary companies under the corporate organizational structure that was in place during the three years ended September 30, 2003. Effective October 1, 2001, the corporation reorganized such that Laclede Gas Company (Laclede Gas or the Utility) and its subsidiaries became separate subsidiaries of Laclede Group, an exempt holding company under the Public Utility Holding Company Act of 1935. See Note 2 for a discussion of the holding company structure.

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

     All subsidiaries are wholly owned. Laclede Gas and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In addition, all such significant transactions between Laclede Gas and its affiliates that occurred prior to the October 1, 2001 restructuring have similarly been eliminated from the consolidated financial statements of Laclede Gas.

     NATURE OF OPERATIONS - Laclede Group is an exempt holding company under the Public Utility Holding Company Act of 1935. Laclede Gas, Laclede Group's largest subsidiary and core business unit, is a public utility engaged in the retail distribution of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. As an adjunct to its gas distribution business, Laclede Gas operates underground natural gas storage fields. SM&P Utility Resources, Inc. (SM&P), acquired by Laclede Group on January 28, 2002, is one of the nation's major underground locating and marking service businesses. SM&P is headquartered in Carmel, Indiana and operates in the midwestern states. Laclede Energy Resources, Inc. (LER) is a wholly-owned subsidiary engaged in non-regulated efforts to market natural gas and related activities. The activities of other wholly-owned subsidiaries are described in Note 16, Information by Operating Segment.

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

     UTILITY PLANT, DEPRECIATION AND AMORTIZATION - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses. Effective December 1, 2001, the MoPSC ordered the cost of removing retired utility plant to be recovered as an expense when incurred rather than being included in depreciation rates. Prior to December 1, 2001, the Utility's removal costs, net of salvage, were charged to accumulated depreciation. As ordered by the MoPSC, Laclede Gas instituted lower depreciation rates effective December 1, 2001 and began expensing all removal costs, net of salvage, as incurred. These costs are included in the Other Operation Expenses line on the income statement. Effective July 1, 2002, the MoPSC ordered the negative amortization on a straight-line basis of a portion of the Utility's depreciation reserve, amounting to $3.4 million annually, until implementation of rates in the Utility's next rate case proceeding during which the parties have agreed to review the depreciation issue in light of Statement of Financial Accounting Standard (SFAS) No. 143 implementation. Minor changes in depreciation rates were implemented January 1, 2003, as authorized by the MoPSC.

     Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation and amortization in 2003, 2002 and 2001 averaged approximately 2.7%, 2.8% and 2.9%, respectively, of the original cost of depreciable and amortizable property.

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

     The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

           (Thousands)                                                           2003        2002
           -----------------------------------------------------------------------------------------

           Regulatory Assets:
           Future income taxes due from customers                              $ 62,633     $50,662
           Pension and postretirement benefit costs                              14,358       6,167
           Purchased gas costs                                                   13,749           -
           Compensated absences                                                   6,511       6,390
           Other                                                                  6,984       7,924
                                                                             -----------------------
           Total Regulatory Assets                                             $104,235     $71,143
                                                                             =======================
           Regulatory Liabilities:
           Unamortized investment tax credits                                  $  5,316     $ 5,629
           Unamortized purchased gas adjustments                                  5,865      22,976
           Purchased Gas Costs                                                        -       9,117
           Other                                                                    582         384
                                                                             -----------------------
           Total Regulatory Liabilities                                        $ 11,763     $38,106
                                                                             =======================

     As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs, of $10.5 million and $2.1 million, are being recovered and amortized on a straight-line basis over fifteen-year and ten-year periods, respectively, without return on investment. Approximately $2.6 million and $.8 million has been amortized, respectively, from December 27, 1999 through September 30, 2003. The Commission also authorized previously deferred costs of $2.8 million and $.3 million to be recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective December 1, 2001 and November 9, 2002, respectively. Approximately $.5 million and $29,000 has been amortized through September 30, 2003.

     GAS STORED UNDERGROUND - Inventory of Utility gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of gas stored underground for current use at September 30, 2003 exceeded the LIFO cost by $19.6 million and at September 30, 2002 exceeded the LIFO cost by $10.0 million. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.

     REGULATED GAS DISTRIBUTION REVENUES - Laclede Gas records revenues from gas sales and transportation service on the accrual basis which includes estimated amounts for gas delivered, where applicable, but not yet billed.

     PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT - The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Currently, the MoPSC allows Laclede Gas to adjust the gas cost component of its rates in order to better match customer billings with market natural gas prices. Currently, the tariffs allow scheduled gas cost adjustments in November, January, March and June. Effective February 2002, the MoPSC clarified that costs, cost reductions and carrying costs associated with the Utility's use of natural gas financial instruments (except as provided previously under the PSP) are gas costs recoverable through the PGA mechanism.

     The provisions of the PGA Clause also included operation of the Gas Supply Incentive Plan (GSIP or Plan), that extended through September 30, 2001. See Note 5 for additional information on the operation of the Plan.

     Operation of the Price Stabilization Program (PSP or Program) was also included in the provisions of the PGA Clause. Under those provisions, the MoPSC authorized Laclede Gas to purchase financial instruments to protect itself and its customers from unusually large winter period gas price increases. The costs of purchasing these instruments and financial gains derived from such activities were passed on to Laclede Gas customers through the operation of its PGA Clause. Laclede Gas had an opportunity to benefit from gains and cost reductions achieved under the Program. The cost of financial instruments for the fiscal 2001 heating season, however, like the cost of natural gas itself, increased significantly. As a result, the MoPSC granted a request made by Laclede Gas to reduce the amount of natural gas purchases required to be covered by such financial instruments for that particular heating season. In February 2001, the MoPSC approved modifications to the program for the fiscal 2002 heating season. The modifications allowed a total of

$4.0 million in supplemental funding to be added to the program for the purchase of financial instruments for the fiscal 2002 heating season and that the percentage of gas requirements to be covered be reduced. Concurrently, Laclede Gas relinquished a claim on $4.0 million arising from gains realized from purchases and sales of financial instruments made during fiscal 2001 and offered to utilize a similar amount to provide for future funding for such instruments in the event the program was allowed to continue. The PSP was allowed to expire at the end of the fiscal 2002 heating season, at which time, the Utility recorded nearly $4.9 million in pre-tax income produced through the Program. See Note 17 for further discussion of the PSP.

     Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs, cost reductions, and carrying costs associated with the use of financial instruments), and amounts due to or from customers related to the operation of the GSIP and PSP are reflected as a deferred charge or credit until fiscal year end. At that time the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.

     INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. The provision for current income taxes reflects the tax treatment of these items. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies.

     Laclede Gas' investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.

     CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value.

     EARNINGS PER COMMON SHARE - Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company had outstanding at September 30, 2003 are stock options. The diluted weighted average shares outstanding, as shown in Note 8, reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per share.

     STOCK-BASED COMPENSATION - The Laclede Group Equity Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Plan is to provide a more competitive compensation program and to attract and retain those executive and other key employees essential to achieve the Company's strategic objectives. To accomplish this purpose, the compensation committee may grant awards under the Equity Plan that may be earned by achieving performance objectives and/or other criteria as determined by the compensation committee. Under the terms of the Equity Plan, key employees of the Company and its subsidiaries, as determined by the sole discretion of the administrator, will be eligible to receive (a) restricted shares of common stock, (b) performance awards,
(c) stock options exercisable into shares of common stock, (d) stock appreciation rights, and (e) stock units, as well as any other stock-based awards not inconsistent with the Equity Plan. Each award under the Equity Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Plan may not exceed 1,250,000.

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

                                                                                  Weighted Average
                                                            Shares                 Exercise Price
                                                         -----------            --------------------
          Outstanding at September 30, 2002                      -                         -

          Granted                                          221,500                    $23.27
          Exercised                                              -                         -
          Forfeited                                        (12,500)                   $23.27
          Outstanding at September 30, 2003                209,000                    $23.27
          Exercisable at September 30, 2003                      -

The closing price of the Company's common stock was $27.01 at September 30, 2003.

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

          (Thousands, Except Per Share Amounts)           2003        2002        2001
          -----------------------------------------------------------------------------
          Net income (loss) applicable to
            common stock, as reported                   $34,585     $22,316     $30,385

          Deduct:  Total stock-based
           employee compensation expense
           determined under the fair value
           based method for all awards,
           net of tax effects                                93           -           -
                                                     -----------------------------------

          Pro forma net income (loss)
           applicable to common stock                   $34,492     $22,316     $30,385
                                                     ===================================

          Earnings (loss) per share:
          Basic - as reported                             $1.82       $1.18       $1.61
          Diluted - as reported                           $1.82       $1.18       $1.61
          Basic - pro forma                               $1.81       $1.18       $1.61
          Diluted - pro forma                             $1.81       $1.18       $1.61

     The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            2003            2002              2001
                                                     ---------------------------------------------------
          Risk free interest rate                             4.00%    Not Applicable    Not Applicable
          Expected dividend yield of stock                    5.70%    Not Applicable    Not Applicable
          Expected volatility of stock                       25.00%    Not Applicable    Not Applicable
          Expected life of option                         96 months    Not Applicable    Not Applicable

     NEW ACCOUNTING STANDARDS - In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations in the scope of this Statement to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how acquired goodwill and other intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition and after they have been initially recognized in the financial statements. The Company had adopted the provisions of SFAS No. 141 with the acquisition of SM&P. As required by SFAS No. 141, the goodwill for SM&P is being accounted for consistent with the provisions of SFAS No. 142. The complete adoption of SFAS Nos. 141 and 142 on October 1, 2002 did not have a material effect on the financial position or results of operations of Laclede Group.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of the Statement provide for rate-regulated entities that meet the criteria for application of SFAS No. 71, such as Laclede Gas, to recognize regulatory assets or liabilities for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting pursuant to this Statement and rate-making purposes. The adoption of this Statement on October 1, 2002 did not affect the financial position or results of operations of Laclede Group. There are legal obligations related to final abandonment of the Utility's gas distribution system. However, these obligations related to mass property and other distribution system assets generally continue in perpetuity and can not be measured under SFAS No. 143 because of indeterminate settlement dates and cash flow estimates.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to consolidate accounting guidance on various issues related to this matter. Adoption of this Statement in fiscal 2003 did not have a material effect on the financial position or results of operations of Laclede Group.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the financial position or results of operations of Laclede Group.

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. The disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The required disclosures are included in Note 1, page 38.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for all hedging relationships designated after June 30, 2003. There was no effect on the financial position or results of operations of Laclede Group.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's obligated mandatorily redeemable preferred securities of subsidiary trust and redeemable preferred stock are liabilities under the provision of SFAS No. 150 and are presented within the Capitalization section on the Consolidated Balance Sheets. There was not a material effect on the financial position or results of operations of Laclede Group.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This requirement is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation also requires disclosures in interim and annual financial statements about obligations under certain guarantees that the entity has issued. These disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The required disclosures are included in Note 17, page 53.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", addresses consolidation of business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest acquired before February 1, 2003. The Company is currently evaluating the effect of this pronouncement on the consolidation of its obligated mandatorily redeemable preferred securities of subsidiary trust, but does not expect a material effect on the financial position or results of operations of Laclede Group.

     In October 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The consensus rescinded EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The consensus precludes mark-to-market accounting for all energy trading contracts not within the scope of SFAS No. 133, "Accounting for Derivative and Hedging Activities." The consensus to rescind EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002, except that energy trading contracts not within the scope of SFAS No. 133 purchased after October 25, 2002, but prior to the implementation of the consensus, are not permitted to apply mark-to-market accounting. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are purchased for trading purposes. Application of these consensuses did not have a material effect on the financial position or results of operations of Laclede Group.

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

     On October 1, 2001, Laclede Group had no outstanding securities other than common stock. Laclede Group common stock is listed on the New York Stock Exchange and trades under the ticker symbol "LG".

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

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The goodwill recognized in this transaction is deductible for tax purposes. Acquired intangible assets of $498,000 were assigned to registered trademarks that are not subject to amortization. Net assets acquired includes cash and cash equivalents of $5.1 million.

                                                      At January 28, 2002
                                                      -------------------
                                                         (Thousands)

         Current assets                                    $20,578
         Property, plant, and equipment                      7,457
         Other assets                                          456
         Intangible assets                                     498
         Goodwill                                           28,124
                                                          ---------
              Total assets acquired                        $57,113
                                                          ---------

         Current liabilities                               $13,571
         Long-term liabilities                                 404
                                                          ---------
              Total liabilities assumed                    $13,975
                                                          ---------

              Net assets acquired                          $43,138
                                                          =========

     The fair values of assets acquired and liabilities assumed at the date of acquisition were adjusted to final valuation amounts during the quarter ended March 31, 2003, resulting in an increase to goodwill amounting to approximately $662,000.

     SM&P's earnings are impacted by construction trends. SM&P's revenues are dependent on a limited number of customers, primarily in the utility and telecommunications sector, with contracts that may be terminated on as short as 30 days' notice. For more information, see Note 16 on page 51.

4.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds. Pension cost in 2003 amounted to $3.5 million, pension credits in 2002 and 2001 amounted to $3.5 million and $5.2 million, respectively, including amounts recorded in construction.

     The net periodic pension costs (credits) include the following components:

          (Thousands)                                                  2003        2002        2001
          --------------------------------------------------------------------------------------------
          Service cost - benefits earned
           during the period                                         $ 10,561    $  9,441    $  9,575
          Interest cost on projected
           benefit obligation                                          16,600      14,653      15,331
          Expected return on plan assets                              (22,601)    (24,749)    (25,517)
          Amortization of transition obligation                          (236)       (602)       (662)
          Amortization of prior service cost                            1,392       1,127       1,174
          Amortization of actuarial (gain)/loss                         1,338      (3,768)     (5,544)
          Regulatory adjustment                                        (3,582)        435         435
                                                                   -----------------------------------

          Net pension cost (credit)                                  $  3,472    $ (3,463)   $ (5,208)
                                                                   ===================================

     Effective with the implementation of rates (from the 1999 rate case) on December 27, 1999, the commission authorized amounts that were deferred pursuant to provisions in previous rate cases to be included in rates without return on investment and amortized over a fifteen-year period. Additionally, pursuant to that order and effective for fiscal 2001 and 2002, the return on plan assets was based on the market value of plan assets and the unrecognized gain or loss balances subject to amortization were based upon the most recent five-year average of the unrecognized gain or loss balance. Net gains and losses in fiscal 2001 and 2002 subject to amortization were amortized over a five-year period, as ordered by the MoPSC in the 1999 rate case.

     Effective for fiscal 2003, pursuant to the Commission's order in Laclede Gas' 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the Utility's qualified pension plans is based on the ERISA minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3,400,000 effective July 1, 2003. The difference between this amount and pension expense as calculated pursuant to the above and included in the Statement of Consolidated Income and Statement of Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

     The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation recognized in the Consolidated Balance Sheets at September 30:

          (Thousands)                                                       2003          2002
          ---------------------------------------------------------------------------------------
          Benefit obligation at beginning of year                          $228,090     $197,773
          Service cost                                                       10,561        9,441
          Interest cost                                                      16,600       14,653
          Plan amendments                                                         -        4,897
          Actuarial loss                                                     38,865       24,401
          Settlements                                                          (491)           -
          Gross benefits paid                                               (25,186)     (23,075)
                                                                         ------------------------

          Benefit obligation at end of year                                $268,439     $228,090
                                                                         ========================

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:

          (Thousands)                                                                  2003        2002
          --------------------------------------------------------------------------------------------------
          Fair value of plan assets at beginning of year                             $273,230    $299,437
          Actual return on plan assets                                                 23,989      (4,486)
          Employer contributions                                                        3,000       1,354
          Settlements                                                                    (491)          -
          Gross benefits paid                                                         (25,186)    (23,075)
                                                                                   -----------------------
          Fair value of plan assets at end of year                                   $274,542    $273,230
                                                                                   -----------------------

          Funded status at end of year                                               $  6,103    $ 45,140
          Unrecognized net actuarial loss                                              82,743      46,872
          Unrecognized prior service cost                                              17,264      18,655
          Unrecognized net transition asset                                                 -        (236)
          Fourth quarter contribution adjustment                                           56         989
                                                                                   -----------------------
          Net amount recognized at end of year                                       $106,166    $111,420
                                                                                   =======================

          Amounts recognized in the Consolidated Balance Sheets consist of:
          Prepaid pension cost                                                       $105,081    $114,313
          Accrued benefit liability                                                    (5,294)     (3,456)
          Intangible asset                                                                753          10
          Regulatory adjustment                                                         4,677           -
          Accumulated other comprehensive income                                          949         553
                                                                                   -----------------------
          Net amount recognized at end of year                                       $106,166    $111,420
                                                                                   =======================

     The pension benefit obligation and the fair value of plan assets are based on a June 30 measurement date. The projected benefit obligation was determined using a weighted average discount rate of 6.00% for 2003 and 7.25% for 2002, and a weighted average rate of future compensation increase of 3.00% for 2003 and 4.00% for 2002. The effect of the above changes in pension assumptions was to increase the projected benefit obligation by $36.0 million. The expected long-term rate of return on plan assets was 8.50% for both 2003 and 2002.

     The aggregate projected benefit obligation and fair value of plan assets for plans with benefit obligations in excess of plan assets were $23.9 million and $14.8 million, respectively, for fiscal 2003 and $5.2 million and $0, respectively, for fiscal 2002. The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $21.4 million and $14.8 million, respectively, for fiscal 2003 and $5.0 million and $0, respectively, for fiscal 2002.

     Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be settled by lump-sum cash payments. Settlements in 2003 resulted in a pre-tax loss of approximately $.3 million, and settlements in 2002 and 2001 resulted in pre-tax gains of approximately $0, and $.6 million, respectively. In 2001, all such lump sum payments were recognized as settlements. Pursuant to MoPSC order in the 2001 rate case, effective for fiscal 2002, lump sum payments are recognized as settlements only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements in fiscal 2002, and in fiscal 2003, $.5 million of lump sum payments were recognized as settlements.

     The cost of the defined contribution plans of Laclede Gas, which cover substantially all employees, amounted to $2.9 million, $2.9 million, and $3.0 million, respectively, for the years 2003, 2002 and 2001.

     Laclede Gas also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.

     Missouri state law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established the Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities and mutual funds invested in stocks and bonds. The unrecognized transition obligation is being amortized over 20 years. Postretirement benefit costs in 2003, 2002 and 2001 amounted to approximately $7.8 million, $6.5 million, and $6.2 million, respectively, including amounts charged to construction.

     Net periodic postretirement benefit costs consisted of the following components:

          (Thousands)                                              2003        2002         2001
          ----------------------------------------------------------------------------------------

          Service cost - benefits earned
           during the period                                       $2,758      $2,205      $2,063
          Interest cost on accumulated
           postretirement benefit obligation                        3,661       3,266       3,055
          Expected return on plan assets                             (937)       (853)       (704)
          Amortization of transition
           obligation                                               1,267       1,267       1,267
          Amortization of prior service cost                          328         365         365
          Amortization of actuarial loss                              415         227          66
          Regulatory adjustment                                       301          69          69
                                                              ------------------------------------
          Net postretirement benefit cost                          $7,793      $6,546      $6,181
                                                              ====================================

     The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

          (Thousands)                                                       2003        2002
          ------------------------------------------------------      ------------------------
          Benefit obligation at beginning of year                         $50,027     $39,958
          Service cost                                                      2,758       2,205
          Interest cost                                                     3,661       3,266
          Plan amendments                                                  (4,021)       (476)
          Actuarial loss                                                    5,131       8,731
          Gross benefits paid                                              (5,048)     (3,657)
                                                                      ------------------------
          Benefit obligation at end of year                               $52,508     $50,027
                                                                      ========================

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:

          (Thousands)                                                   2003         2002
          ---------------------------------------------------------------------------------
          Fair value of plan assets at beginning of year            $  12,081     $  9,715
          Actual return on plan assets                                     61          114
          Employer contributions                                        7,160        5,909
          Gross benefits paid                                          (5,048)      (3,657)
                                                                 --------------------------
          Fair value of plan assets at end of year                  $  14,254     $ 12,081
                                                                 --------------------------

          Funded status at end of year                              $ (38,254)    $(37,946)
          Unrecognized net actuarial loss                              16,665       11,073
          Unrecognized prior service cost                                (277)       1,997
          Unrecognized net transition obligation                       10,570       13,912
                                                                 --------------------------
          Net amount recognized at end of year
           as postretirement benefit cost                           $ (11,296)    $(10,964)
                                                                  =========================

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for 2003 was 7.00% in 2003, and gradually decreases each successive year until it reaches 5.00% in 2005 and future years. Such rate for 2002 was 8.00% in 2002 and gradually decreased each successive year until it reached 5.0% in 2005 and future years. A one-percentage-point increase or (decrease) in the assumed health care cost trend rate for each future year would have increased or (decreased) the aggregate of the service and interest cost components of the 2003 net periodic postretirement benefit cost by approximately $.4 million or $(.4) million and would have increased or (decreased) the postretirement benefit obligation by $1.7 million or $(1.7) million. The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 6.00% for 2003 and 7.25% for 2002, and a weighted average rate of future compensation increase of 3.00% for 2003 and 4.00% for 2002. These changes in assumptions increased the postretirement benefit obligation by $5.1 million. The weighted average rate for the expected return on medical plan assets was 7.75% for both 2003 and 2002 and the weighted average rate for the expected return on life insurance plan assets was 8.50% for both 2003 and 2002.

     Effective with the implementation of rates (from the 1999 rate case) on December 27, 1999, the commission authorized amounts that were deferred pursuant to provisions in previous rate cases, to be included in rates without return on investment and amortized over a fifteen-year period. Additionally, pursuant to that order and effective for fiscal 2001 and 2002, the return on plan assets was based on the market value of plan assets and the unrecognized gain or loss balances subject to amortization were based upon the most recent five-year average of the unrecognized gain or loss balance. Net gains and losses in fiscal 2001 and 2002 subject to amortization were amortized over a five-year period, as ordered by the MoPSC in the 1999 rate case.

     Effective for fiscal 2003, pursuant to the Commission's order in the Company's 2002 rate case, the return on plan assets is based on market related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

     SM&P maintains a defined benefit plan for selected employees. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan was $62,000 for fiscal 2003 and $54,000 from the date of acquisition of SM&P through the end of fiscal 2002. The net liability recognized was $351,000 and $289,000 at September 30, 2003 and 2002, respectively. The cost of the defined contribution plan of SM&P, which covers substantially all employees, was $556,000 and $663,000 for fiscal 2003 and 2002, respectively.

5.  GAS SUPPLY INCENTIVE PLAN AND OFF-SYSTEM SALES

     Under the Gas Supply Incentive Plan (GSIP) of Laclede Gas, the Utility shared with its customers certain gains and losses related to the acquisition and management of its gas supply assets. The provisions of the GSIP extended through September 30, 2001. In September 2001, the MoPSC ruled that the GSIP should be allowed to expire. After the MoPSC's decision to terminate the GSIP was upheld by the Cole County Circuit Court, the Company determined that it would not seek further judicial review of the MoPSC's decision. Pursuant to the 2001 rate case settlement, the MoPSC authorized Laclede Gas to retain all income from releases of pipeline capacity effective December 1, 2001. Income from releases of pipeline capacity was previously shared with customers under the terms of the GSIP. Laclede Gas will continue to retain all income resulting from sales outside of its traditional service area, as previously authorized by the MoPSC. Income related to releases of pipeline capacity and sales made outside its traditional service area are volatile in nature and subject to market conditions.

     During fiscal 2001, total pre-tax income derived from all sharing provisions of the GSIP, excluding income generated by sales outside of the Laclede Gas service area, could not exceed $9.0 million. Of that amount, pre-tax income derived from sharing gains and losses as measured against a benchmark level of gas costs could not exceed $5.3 million. Under the provisions of the Plan during fiscal 2001, Laclede Gas and its customers shared as follows:

o releases of pipeline capacity, of which 70% to 90% of the revenues were allocated to its customers and the balance to its shareholders,

o savings from discounts off of maximum pipeline transportation rates, of which the excess over a predetermined baseline of $13 million was allocated 70% to its customers and the balance to its shareholders,

o gains and losses as measured against a benchmark level of gas cost, of which 50% to 90% (depending on the change from a predetermined cost) was allocated to its customers and the balance to its shareholders, and

o increases or decreases in costs related to changes in the mix of pipeline services, of which 70% was allocated to its customers and the balance to its shareholders.

     GSIP and off-system sales revenues are included in the gas distribution operating revenues line in the accompanying financial statements. Expenses related to the GSIP and off-system sales are included in the natural and propane gas expense line in the accompanying financial statements. Pre-tax income from the GSIP, capacity release and off-system sales activities are set forth below.

          (Thousands)                                        2003        2002       2001
          --------------------------------------------------------------------------------

          GSIP (including Capacity Release)                 $     -     $    -    $ 9,000
          Capacity Release (post-GSIP)                        3,567      1,402          -
          Off-System Sales                                    7,186      3,718      1,035
                                                          --------------------------------
          Total Pre-Tax Income                              $10,753     $5,120    $10,035
                                                          ================================

6.  GAS SUPPLY COST MANAGEMENT

     In the 2002 rate case, the MoPSC approved a new plan applicable to the management of the Utility's gas supply commodity costs under which Laclede Gas achieved approximately $3.5 million in pre-tax income during the fiscal year ending September 30, 2003. Under the plan, the Utility may retain up to 10% of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost.

7.  FINANCIAL INSTRUMENTS

     In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the sale of natural gas to customers. LER manages the price risk associated with these sales by either closely matching the purchases of physical supplies at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2003, LER's open positions were not material to Laclede Group's financial position or results of operations. At that same date, LER had settled futures positions of 0.25 million MmBtu of natural gas for October 2003 and open short futures positions of 1.08 million MmBtu for November 2003, 0.53 million MmBtu for December 2003, 0.62 million MmBtu for March 2004, 0.45 million MmBtu for April 2004 and 0.50 million MmBtu for May 2004 at average prices of $5.56 per MmBtu, $5.24 per MmBtu, $5.35 per MmBtu, $4.94 per MmBtu, and $4.65 per MmBtu, respectively. Also, LER had an open long futures position of 0.56 million MmBtu for March 2004 at an average price of $5.19 per MmBtu. These futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $1.0 million of the net unrealized gains on cash flow hedging derivative instruments at September 30, 2003 will be reclassified into the Consolidated Statement of Income during fiscal 2004. The ineffective portions of these hedge instruments were immaterial for the periods presented, and such amounts are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

8.  EARNINGS PER SHARE

     SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company's stock-based compensation plan at the beginning of each respective period. There were no stock options that were antidilutive.

          (Thousands, Except Per Share Amounts)                     2003      2002      2001
                                                                 ------------------------------
          Basic EPS:
          Net Income Applicable to Common Stock                   $34,585   $22,316    $30,385
          Weighted-Average Shares Outstanding                      19,022    18,888     18,878
          Earnings (Loss) Per Share of Common
           Stock                                                    $1.82     $1.18      $1.61

          Diluted EPS:
          Net Income Applicable to Common Stock                   $34,585   $22,316    $30,385
          Weighted-Average Shares Outstanding                      19,022    18,888     18,878
          Dilutive Effect of Employee Stock
           Options                                                      7         -          -
                                                                 ------------------------------
          Weighted-Average Diluted Shares                          19,029    18,888     18,878
                                                                 ==============================
          Earnings (Loss) Per Share of Common Stock                 $1.82     $1.18      $1.61

9.  COMMON STOCK AND PAID-IN CAPITAL

     Total shares of common stock outstanding were 19.08 million and
18.92 million at September 30, 2003 and 2002, respectively.

     The Company issued 161,115 and 43,300 shares of its common stock during fiscal years 2003 and 2002 under its Dividend Reinvestment and Stock Purchase Plan.

     Paid-in capital increased $3.8 million in 2003 primarily due to the issuance of common stock under the Dividend Reinvestment and Stock Purchase Plan. Paid-in capital decreased $21.2 million in 2002 primarily due to the cancellation of 1,865,638 shares of treasury stock totaling $22.2 million by Laclede Gas. This amount was partially offset by the effect of the issuance of common stock under the Dividend Reinvestment and Stock Purchase Plan.

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

     On August 23, 2001, Laclede Group declared a dividend of one preferred share purchase right for each outstanding share of common stock as of October 1, 2001. Each preferred share purchase right entitles the registered holder to purchase from Laclede Group one one-hundredth of Series A junior participating preferred stock for a purchase price of $90, subject to adjustment. The value of one one-hundredth of a preferred share purchasable upon the exercise of each right should, because of the nature of the preferred shares' dividend, liquidation and voting rights, approximate the value of one common share. The rights expire on October 1, 2011 and may be redeemed by Laclede Group for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock until ten business days after (i) public announcement that a person or group has acquired beneficial ownership of 20% or more of the common stock, or (ii) commencement, or announcement of an intention to make, a tender offer or exchange for beneficial ownership of 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, for the purchase price, the number of shares equal to the purchase price divided by one-half of the market price. Alternatively, Laclede Group may exchange each right for one one-hundredth of a preferred share. A total of 19.08 million rights were outstanding on September 30, 2003.

10.  REDEEMABLE PREFERRED STOCK

     The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Laclede Gas Board of Directors. The redemption price is equal to par of $25.00 a share.

     During 2003, 336 shares of 5% Series B preferred stock were reaquired; in 2002, 16,006 shares of 5% Series B preferred stock were reacquired.

     Any default in a sinking fund payment must be cured before Laclede Gas may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the next five years subsequent to September 30, 2003 are $0 in 2004, $.2 million each in 2005 through 2008.

11.  LONG-TERM DEBT & TRUST PREFERRED SECURITIES

     Maturities on long-term debt, including current portion, for the five fiscal years subsequent to September 30, 2003 are as follows:

                  2004     -
                  2005     $25 million
                  2006     $40 million
                  2007     -
                  2008     $40 million

     On May 1, 2003, $25 million of 6 1/4% Series First Mortgage Bonds matured and was funded with the sale of commercial paper.

     As of September 30, 2003, $270 million of the Laclede Gas shelf registration on Form S-3 remained registered and unissued. The MoPSC authorization for issuing securities registered on Form S-3 expired in September 2003. On July 9, 2003, the Utility filed a request with the MoPSC to extend their authorization for an additional three years. The

Commission subsequently extended its authorization through October 31, 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

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

     Substantially all of the utility plant of Laclede Gas is subject to the liens of its mortgage. Its mortgage contains provisions that restrict retained earnings from declaration or payment of cash dividends. As of September 30, 2003 and 2002, all of the consolidated retained earnings of Laclede Gas were free from such restrictions.

12.  NOTES PAYABLE AND CREDIT AGREEMENTS

     In September 2003, Laclede Gas renewed and increased its syndicated line of credit to $250 million for a period of 364 days. Laclede Gas also has supplemental 364-day lines totaling $15 million through April 2004. Subsequent to the end of the fiscal year, a seasonal credit line of $25 million was put in place for the period of October 14, 2003 through February 13, 2004.

     Laclede Gas issues commercial paper that is supported by the bank lines of credit. During fiscal year 2003, the Utility's short-term borrowing requirements, which peaked at $229.8 million, were met primarily by the sale of commercial paper, supplemented from time to time by short-term loans from Laclede Group of no more than $15 million. Laclede Gas had $218.2 million in commercial paper outstanding as of September 30, 2003, at a weighted average interest rate of 1.2%, and $118.9 million outstanding as of September 30, 2002, at a weighted average interest rate of 1.9%.

     Short-term cash requirements outside of Laclede Gas have been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit obtained from U.S. Bank National Association, expiring in June 2004, with interest rates indexed to LIBOR or Prime, to meet short-term liquidity needs of its subsidiaries. In April 2003, the ratings triggers in this line of credit were replaced by a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the utility's total capitalization (as noted above, this ratio stood at 64% on September 30, 2003.) This line has been used to provide a letter of credit of $0.5 million on behalf of SM&P Utility Resources. The letter of credit has not been drawn, nor have there been any other uses of this credit line to date. It may, however, be used for seasonal funding needs of the various subsidiaries from time to time throughout the year.

     In December 2002, Laclede Group repaid a bank note in the amount of $42.8 million related to the acquisition of SM&P. The weighted average interest rate during fiscal 2003 was 2.4%.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of financial instruments at September 30, 2003 and 2002 are as follows:

                                                                           Carrying    Fair
          (Thousands)                                                       Amount     Value
          -------------------------------------------------------------------------------------

          2003:
            Cash and cash equivalents                                      $  7,291   $  7,291
            Short-term debt                                                 218,200    218,200
            Long-term debt                                                  259,625    290,780
            Redeemable preferred stock                                        1,258      1,258
            Trust preferred securities                                       45,000     48,600

          2002:
            Cash and cash equivalents                                      $ 12,870   $ 12,870
            Short-term debt                                                 161,670    161,670
            Long-term debt, including current portion                       284,545    315,178
            Redeemable preferred stock                                        1,266      1,266

     The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt, preferred stock, and trust preferred securities is estimated based on market prices for similar issues.

14.  INCOME TAXES

     The net provisions for income taxes charged during the years ended September 30, 2003, 2002 and 2001 are as follows:


          (Thousands)
          -------------------------------------------------------------------------------
          Years Ended September 30                           2003       2002      2001
          -------------------------------------------------------------------------------

          Included in Statements of
           Consolidated Income:
              Federal
                Current                                    $ 2,166    $ 5,510    $15,639
                Deferred                                    13,741      5,069     (2,778)
                Investment tax credit
                  Adjustments - net                           (313)      (319)      (319)
              State and local
                Current                                      1,074      1,071      2,646
                Deferred                                     1,984        916       (357)
                                                         --------------------------------
                                            Total          $18,652    $12,247    $14,831
                                                         ================================

     The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

                                                               2003       2002       2001
                                                           ---------------------------------

          Federal income tax statutory rate                    35.0%      35.0%      35.0%
          State and local income taxes,
            Net of federal income tax benefits                  3.7        3.7        3.3
          Certain expenses capitalized on books
            And deducted on tax return                         (2.9)      (4.4)      (2.5)
          Taxes related to prior years                         (1.3)       1.3        0.3
          Other items - net                                     0.5       (0.2)      (3.3)
                                                           ---------------------------------
          Effective income tax rate                            35.0%      35.4%      32.8%
                                                           =================================



           The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

          (Thousands)                                         2003        2002
          -----------------------------------------------------------------------

          Deferred tax assets:
             Reserves not currently deductible             $ 18,043     $ 15,108
             Deferred gas cost                                1,602        9,037
             Unamortized investment tax credits               3,347        3,544
             Other                                            4,788        4,599
                                                         ------------------------
               Total deferred tax assets                     27,780       32,288

          Deferred tax liabilities:
             Relating to utility property                   146,854      123,862
             Pension                                         42,500       44,380
             Other                                           11,393        9,119
                                                         ------------------------
               Total deferred tax liabilities               200,747      177,361

          Net deferred tax liability                        172,967      145,073
          Net deferred tax asset - current                    7,631       12,305
                                                         ------------------------
          Net deferred tax liability - non-current         $180,598     $157,378
                                                         ========================

15.  OTHER INCOME AND INCOME DEDUCTIONS - NET

          (Thousands)                                           2003      2002      2001
          ---------------------------------------------------------------------------------

          Allowance for Funds
           Used During Construction                            $ (107)   $(149)   $   749
          Other Income                                          1,248      978      2,298
          Other Income Deductions                                (598)    (151)    (1,630)
                                                            -------------------------------
          Other Income and (Income Deductions) - Net           $  543    $ 678    $ 1,417
                                                            ===============================

16.  INFORMATION BY OPERATING SEGMENT

     The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in the midwestern states, a wholly owned subsidiary of Laclede Group acquired on January 28, 2002. The Non-Regulated Gas Marketing segment includes the results of Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Group as a result of the October 1, 2001 restructuring. Previously, LER's operations did not meet the quantitative thresholds to produce a reportable segment. Its operations are included as a reportable segment in the current period, and prior-period segment information has been reclassified. Non-Regulated Other includes the transportation of liquid propane, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through six wholly owned subsidiaries, five of which became subsidiaries of Laclede Group as a result of the restructuring on October 1, 2001, plus Laclede Energy Services, Inc. (LES), a wholly owned subsidiary of Laclede Group that became operational on May 1, 2002 and was dissolved on April 14, 2003. LES performed administrative gas supply and risk management services. The dissolution of LES had no material effect on the financial position or results of operations of Laclede Group. The results of SM&P's operations since January 28, 2002 and the results of LES' operations (while active) are included in Laclede Group's Consolidated Financial Statements. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."


          (Thousands)
                                                                                    Non-
                                  Regulated Gas  Non-Regulated   Non-Regulated    Regulated
                                  Distribution     Services      Gas Marketing      Other   Eliminations  Consolidated
                             -----------------------------------------------------------------------------------------
    FISCAL 2003
    Revenues from
     External customers           $  771,334        $ 99,820       $143,226        $ 3,984     $      -    $1,018,364
    Intersegment
     Revenues                          3,438             348         20,635          7,624          (79)       31,966
                             -----------------------------------------------------------------------------------------
    Total operating
     Revenues                        774,772         100,168        163,861         11,608          (79)    1,050,330
                             -----------------------------------------------------------------------------------------
    Depreciation &
     Amortization                     22,229               -*             -              -**          -        22,229
    Interest charges                  23,921           2,995             43            335         (408)       26,886
    Income tax
     Expense/(benefit)                18,009          (1,652)         1,819            476            -        18,652
    Net income/(loss)
     Applicable to
     common stock                     34,277          (3,262)         2,889            681            -        34,585
    Total assets                   1,111,503          58,640         36,655         47,996      (53,396)    1,201,398
    Construction
     Expenditures                     49,926           1,179              -              7            -        51,112

    Fiscal 2002
    Revenues from
     External customers           $  592,097        $ 93,888       $ 55,944        $ 3,258     $      -    $  745,187
    Intersegment
     Revenues                              -             228          8,854          1,035          (65)       10,052
                             ----------------------------------------------------------------------------------------
    Total operating
     Revenues                        592,097          94,116         64,798          4,293          (65)      755,239
                             ----------------------------------------------------------------------------------------
    Depreciation &
     Amortization                     24,215               -*             -              -**          -        24,215
    Interest charges                  25,105             850              -             33         (179)       25,809
    Income tax expense                10,740           1,077            284            146            -        12,247
    Net income
     Applicable to
     common stock                     20,292           1,434            452            138            -        22,316
    Total assets                     993,490          67,195         19,210         30,226      (19,131)    1,090,990
    Construction
     Expenditures                     48,765           4,228              -              6            -        52,999

    Fiscal 2001
    Revenues from
     External customers           $  923,242        $      -       $ 68,238        $ 3,239     $      -    $  994,719
    Intersegment
     Revenues                              -               -          1,217          6,173            -         7,390
                             ----------------------------------------------------------------------------------------
    Total operating
     Revenues                        923,242               -         69,455          9,412            -     1,002,109
                             ----------------------------------------------------------------------------------------
    Depreciation &
     Amortization                     26,193               -              -            -**            -        26,193
    Interest charges                  28,792               -              -              -         (353)       28,439
    Income tax expense                14,170               -            468            193            -        14,831
    Net income
     Applicable to
     common stock                     29,454               -            742            189            -        30,385
    Total assets                     969,775               -         11,411         27,615      (32,891)      975,910
    Construction
     Expenditures                     46,952               -              -              -            -        46,952

* Depreciation & amortization for Non-Regulated Services is included in Non-Regulated - Services Operating Expenses on the Statements of Consolidated Income (2003, $3.2 million; 2002, $1.9 million).

** Depreciation & amortization for Non-Regulated Other is included in the Non-Regulated - Other Operating Expenses on the Statements of Consolidated Income (2003, $.1 million; 2002, $.2 million; 2001, $.1 million).

     In November 2002, two customers notified SM&P that, due to actions they have taken to address workforce management issues, they did not intend to continue to outsource certain functions, which include locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it would continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $29 million and $45 million for fiscal 2003 and 2002, respectively. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment for which the Company recorded an after-tax charge of approximately $1 million, all of which was expensed during the quarter ended March 31, 2003.

17. COMMITMENTS AND CONTINGENCIES

     Laclede Gas estimates fiscal year 2004 utility construction expenditures at approximately $57 million. The lease agreement covering the general office space of Laclede Gas extends through February 2005 with options to renew for up to 15 additional years. The aggregate rental expense for fiscal years 2003, 2002 and 2001 was $847,000, $838,000 and $830,000,
respectively. The annual minimum rental payment for fiscal year 2004 is anticipated to be approximately $856,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal 2005. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $697,000 in fiscal 2004, $587,000 in fiscal 2005, $426,000 in fiscal 2006, $219,000 in fiscal 2007 and $90,000 in fiscal 2008. Laclede Gas has entered into various contracts, which in the aggregate require it to pay approximately $85 million on an annual basis, at present rate levels, for the reservation of gas supplies and pipeline transmission and storage capacity. These costs are recovered from customers in accordance with the PGA Clause. The contracts have various expiration dates ranging from 2004 to 2011.

     SM&P has several operating leases, the aggregate annual cost of which is approximately $5 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $12 million. SM&P also has lease agreements covering general office space extending through 2007 that resulted in rental expense of $1.2 million during fiscal 2003. Payments will be $.7 million in fiscal 2004, $.3 million in fiscal 2005, $47,000 in fiscal 2006 and $20,000 in fiscal 2007.

     Laclede Group had guarantees totaling $1.0 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (the Company's non-utility marketing affiliate), as of September 30, 2003. Laclede Group issued an additional $1.0 million guarantee in November 2003 on behalf of LER.

     A consolidated subsidiary is a general partner in an unconsolidated partnership, which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.7 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.

     Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

     With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of September 30, 2003, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

     Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in and is presently owned by the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan
(RAP), for submission to the VCP, and a site development plan. Laclede Gas is engaged in ongoing meetings with the developer to determine what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

     Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates.

     Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not and for many years has not owned this site. At this time it is not clear whether Laclede Gas will incur any costs in connection with environmental investigations or remediation at the site, and if it does incur any costs, what the amount of those costs would be.

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

     On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas believes that Staff's position lacks merit and has vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its ratepayers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas will instead pay the $4.9 million into the Court's registry pending a final judicial determination of the Utility's entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. The Court's Order and Judgment becomes final 30 days after the date it was issued, at which time it will be subject to appeal.

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

18.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

     In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2003 and 2002 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

         (Thousands, Except Per Share Amounts)
         -------------------------------------     -----------    ----------    ----------    -----------
         Three Months Ended                         Dec. 31       March 31       June 30       Sept. 30
         -------------------------------------     -----------    ----------    ----------    -----------

         2003
         Total operating revenues                    $280,171      $422,179      $186,595       $161,385
         Operating income (loss)                       29,233        42,888         9,123         (1,602)
         Net income (loss) applicable to co
          common stock                                 15,095        21,570         2,022         (4,102)
         Earnings (loss) per share of
          common stock                                   $.80         $1.14          $.11          $(.21)

         -------------------------------------     -----------    ----------    ----------    -----------
         Three Months Ended                         Dec. 31       March 31       June 30        Sept. 30
         -------------------------------------     -----------    ----------    ----------    -----------

         2002
         Total operating revenues                    $194,644      $287,463      $147,260       $125,872
         Operating income (loss)                       17,316        40,459         3,963         (1,976)
         Net income (loss) applicable to
          common stock                                  7,719        20,738          (910)        (5,231)
         Earnings (loss) per share
          of common stock                                $.41         $1.10         $.(05)         $(.28)

     Since its acquisition on January 28, 2002, SM&P's seasonal operations (which are counter-seasonal to those of Laclede Gas), impacted the consolidated earnings per share presented by:

                    Quarter Ended              Fiscal 2002
                    ---------------------------------------
                    March 31                     $(.10)
                    June 30                      $ .11
                    September 30                 $ .07

                    Quarter Ended             Fiscal 2003
                    ---------------------------------------
                    December 31                  $(.01)
                    March 31                     $(.22)
                    June 30                      $ .05
                    September 30                 $ .01

Laclede Gas Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 99.1.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

     There have been no disagreements on accounting and financial disclosure with Laclede's outside auditors that are required to be disclosed.

Item 9A.  Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e and Rule 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information concerning directors required by this item is set forth in the Company's proxy statement dated December 22, 2003 under the headings "Corporate Governance," "Information about the Nominees and Directors," The Board of Directors and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

     The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

     The Board of Directors has approved a Financial Code of Ethics that covers the Chief Executive Officer and certain of the Company's senior financial officers, including but not limited to, the Company's Chief Financial Officer, Vice President - Finance, Controller, principal accounting officer or officers of the Company serving in a finance, accounting, treasury, or tax role. This code is posted on our website.

     The corporate governance guidelines, charters for the audit, corporate governance and compensation committees, and code of business conduct, are available on our website, and a copy will be sent to any shareholder who requests a copy.

Item 11.  Executive Compensation

     The information required by this item is set forth in the Company's proxy statement dated December 22, 2003 under the headings "Compensation of Directors," "Summary Compensatory Table," "Option Grants in Fiscal 2003," "Total Options Exercised in Fiscal 2003 and Year-end Value," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Pension Plan" and "Other Plans" and are incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation" and "Performance Graph" in such proxy statement are expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is set forth in the Company's proxy statement dated December 22, 2003 under the heading "Beneficial Ownership of Laclede Group Common Stock" and is incorporated herein by reference.

     The following table sets forth aggregate information regarding the Company's equity compensation plans as of September 30, 2003:

                                                                                               Number of securities
                                                                                               remaining available
                                                                                               for future issuance
                                                                                                   under equity
                                              Number of securities       Weighted-average       compensation plans
                                                to be issued upon       exercise price of           (excluding
                                                   exercise of             outstanding              securities
                                              outstanding options,      options, warrants      reflected in column
             Plan Category                     warrants and rights          and rights                 (a))
-----------------------------------------    ----------------------    -------------------    ----------------------
                                                       (a)                      (b)                    (c)

Equity compensation plans approved by
 security holders  (1)                                   211,350                 $23.27                1,088,650

Equity compensation plans not approved by
 security holders  (2)                                         -                      -                        -
                                             ----------------------    -------------------    ----------------------
Total                                                    211,350                 $23.27                1,088,650

(1) Includes the Company's Equity Plan and Restricted Stock Plan for Non-Employee Directors. Included in column (a) are 2,350 shares awarded under the Restricted Stock Plan. These shares were disregarded for purposes of computing the weighted-average exercise price in column
     (b). Included in column (c) are 47,650 shares remaining available to award under the Restricted Stock Plan. Shares for the Restricted Stock Plan are not original issue shares but are purchased by the Plan's trustee in the open market.

     Information regarding the Equity Plan is set forth in Note 1 of the Notes to Consolidated Financial Statements in this report.

Item 13.  Certain Relationships and Related Transactions

     There were no transactions required to be disclosed pursuant to this item.

Item 14.  Principal Accounting Fees and Services

     Information required by this item is set forth in the Company's proxy statement dated December 22, 2003 under the headings "Fees of Independent Accountant" and "Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services" and are incorporated herein by reference.

                                   Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Financial Statements:                                           2003 10-K Page

        The Laclede Group, Inc.:
        For Years Ended September 30, 2003, 2002 and 2001:
          Statements of Consolidated Income                                   29
          Statements of Consolidated Comprehensive Income                     30
          Consolidated Statements of Common Shareholders' Equity              34
          Statements of Consolidated Cash Flows                               35
        As of September 30, 2003 & 2002:
          Consolidated Balance Sheets                                         31
          Statements of Consolidated Capitalization                           33
        Notes to Financial Statements:
          The Laclede Group, Inc.                                             36
        Independent Auditors' Report                                          27
        Management Report                                                     28

        Laclede Gas Company:
        For Years Ended September 30, 2003, 2002 and 2001:
          Statements of Income                                         Ex. 99.1, p. 14
          Statements of Comprehensive Income                           Ex. 99.1, p. 15
          Consolidated Statements of Common Shareholders'
           Equity                                                      Ex. 99.1, p. 19
          Statements of Cash Flows                                     Ex. 99.1, p. 20
        As of September 30, 2003 & 2002:
          Balance Sheets                                               Ex. 99.1, p. 16
          Statements of Capitalization                                 Ex. 99.1, p. 18
        Notes to Financial Statements:
          Laclede Gas Company                                          Ex. 99.1, p. 21
        Independent Auditors' Report                                   Ex. 99.1, p. 12
        Management Report                                              Ex. 99.1, p. 13

    2.  Supplemental Schedules

        II - Reserves - Laclede Group                                         62
        II - Reserves - Laclede Gas                                           63

        Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.  Exhibits

        Incorporated herein by reference to Index to Exhibits, page 64.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 64.

(b) Laclede and the Company submitted one report on Form 8-K during the last quarter of fiscal year 2003.

     On July 24, 2003, Laclede and the Company submitted a Form 8-K reporting under Items 9 and 12 the issuance of a press release announcing third quarter earnings.

(c) Incorporated herein by reference to Index to Exhibits, page 64.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE LACLEDE GROUP, INC.

November 20, 2003                          By /s/ Barry C. Cooper
                                                  Barry C. Cooper
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date                      Signature                            Title

 11/20/03             /s/ Douglas H. Yaeger          Chairman of the Board, President
                          Douglas H. Yaeger          and Chief Executive Officer
                                                     (Principal Executive Officer)


 11/20/03             /s/ Barry C. Cooper            Chief Financial Officer
                          Barry C. Cooper            (Principal Financial and
                                                     Accounting Officer)


 11/20/03             /s/ Arnold W. Donald           Director
                          Arnold W. Donald


 11/20/03             /s/ Henry Givens, Jr.          Director
                          Henry Givens, Jr.


 11/20/03             /s/ C. Ray Holman              Director
                          C. Ray Holman


 11/20/03             /s/ Robert C. Jaudes           Director
                          Robert C. Jaudes


 11/20/03             /s/ W. Stephen Maritz          Director
                          W. Stephen Maritz


 11/20/03             /s/ William E. Nasser          Director
                          William E. Nasser


 11/20/03             /s/ Robert P. Stupp            Director
                          Robert P. Stupp


 11/20/03             /s/ Mary Ann Van Lokeren       Director
                          Mary Ann Van Lokeren

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LACLEDE GAS COMPANY


November 20, 2003                          By /s/ Barry C. Cooper
                                              Barry C. Cooper
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                       Signature                            Title

 11/20/03             /s/ Douglas H. Yaeger          Chairman of the Board,
                          Douglas H. Yaeger          President and Chief Executive
                                                     Officer (Principal Executive Officer)


 11/20/03             /s/ Barry C. Cooper            Director, Chief Financial Officer
                          Barry C. Cooper            (Principal Financial and
                                                     Accounting Officer)


 11/20/03             /s/ Mark D. Waltermire         Director, Vice President
                          Mark D. Waltermire         Operations & Marketing


 11/20/03             /s/ Kenneth J. Neises          Director, Executive Vice President
                          Kenneth J. Neises          Energy & Administrative Services

                                                         SCHEDULE II
                                     THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
                                                           RESERVES
                                   FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------
COLUMN A                                 COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
                                        BALANCE AT         ADDITIONS        CHARGED          DEDUCTIONS       BALANCE
                                         BEGINNING            TO            TO OTHER            FROM          AT CLOSE
DESCRIPTION                              OF PERIOD          INCOME          ACCOUNTS          RESERVES        OF PERIOD
----------------------------------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 2003:
DOUBTFUL ACCOUNTS                         $ 4,532          $10,830          $5,926(a)         $14,107(b)       $ 7,181
                                      ======================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                        $ 8,091          $ 6,072          $    -            $ 7,271          $ 6,892
  Deferred compensation                    10,429            1,735               -              1,273           10,891
                                      --------------------------------------------------------------------------------------
            TOTAL                         $18,520          $ 7,807          $    -            $ 8,544          $17,783
                                      ======================================================================================

YEAR ENDED
SEPTEMBER 30, 2002:
DOUBTFUL ACCOUNTS                         $ 9,216          $ 6,640(d)       $7,309(a)         $18,633(b)       $ 4,532
                                      ======================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                        $ 3,423          $11,474(d)       $    -            $ 6,806(c)       $ 8,091
  Deferred compensation                    10,092            1,329               -                992           10,429
                                      --------------------------------------------------------------------------------------
            TOTAL                         $13,515          $12,803          $    -            $ 7,798          $18,520
                                      ======================================================================================

YEAR ENDED
SEPTEMBER 30, 2001:
DOUBTFUL ACCOUNTS                         $ 6,058          $ 8,602          $4,641(a)         $10,085(b)       $ 9,216
                                      ======================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                        $ 3,314          $ 1,825          $    -            $ 1,716(c)       $ 3,423
  Deferred compensation                     9,614            1,415               -                937           10,092
                                      --------------------------------------------------------------------------------------
            TOTAL                         $12,928          $ 3,240          $    -            $ 2,653          $13,515
                                      ======================================================================================

(a) Accounts reinstated, cash recoveries, etc.
(b) Accounts written off.
(c) Claims settled, less reimbursements from insurance companies.
(d) Includes addition of SM&P's reserve balances at January 28, 2002.

                                                        SCHEDULE II
                                        LACLEDE GAS COMPANY AND SUBSIDIARY COMPANIES
                                                          RESERVES
                                   FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------
COLUMN A                                 COLUMN B                 COLUMN C                   COLUMN D        COLUMN E
                                        BALANCE AT        ADDITIONS        CHARGED          DEDUCTIONS       BALANCE
                                         BEGINNING           TO            TO OTHER            FROM          AT CLOSE
DESCRIPTION                              OF PERIOD         INCOME          ACCOUNTS          RESERVES        OF PERIOD
----------------------------------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 2003:
DOUBTFUL ACCOUNTS                         $ 3,718          $10,613         $ 5,926(a)       $13,418(b)         $ 6,839
                                      ======================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                        $ 3,176          $ 3,006         $     -          $ 2,255            $ 3,927
  Deferred compensation                    10,429            1,735               -            1,273             10,891
                                      --------------------------------------------------------------------------------------
            TOTAL                         $13,605          $ 4,741         $     -          $ 3,528            $14,818
                                      ======================================================================================

YEAR ENDED
SEPTEMBER 30, 2002:
DOUBTFUL ACCOUNTS                         $ 9,216          $ 5,827(d)      $ 7,309(a)       $18,634(b)         $ 3,718
                                      ======================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                        $ 3,423          $ 2,855(d)      $     -          $ 3,102(c)         $ 3,176
  Deferred compensation                    10,092            1,329               -              992             10,429
                                      --------------------------------------------------------------------------------------
            TOTAL                         $13,515          $ 4,184         $     -          $ 4,094            $13,605
                                      ======================================================================================

YEAR ENDED
SEPTEMBER 30, 2001:
DOUBTFUL ACCOUNTS                         $ 6,058          $ 8,602         $ 4,641(a)       $10,085(b)         $ 9,216
                                      ======================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                        $ 3,314          $ 1,825         $     -          $ 1,716(c)         $ 3,423
  Deferred compensation                     9,614            1,415               -              937             10,092
                                      --------------------------------------------------------------------------------------
            TOTAL                         $12,928          $ 3,240         $     -          $ 2,653            $13,515
                                      ======================================================================================

(a) Accounts reinstated, cash recoveries, etc.
(b) Accounts written off.
(c) Claims settled, less reimbursements from insurance companies.
(d) Includes elimination of subsidiary provision due to October 1, 2001 restructuring.

                                   INDEX TO EXHIBITS
                                   -----------------
Exhibit
  No.
-------

2.01*    -        Agreement and Plan of Merger and Reorganization, filed
                  as Appendix A to proxy statement/prospectus contained in the Company's registration statement on Form S-4, No. 333-48794.

3.01(i)*  -       Laclede's Restated Articles of Incorporation effective
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

3.02(ii)* -       The Company's Bylaws as amended August 22,
                  2002, filed as exhibit 1 to the Company's Form
                  8-K filed October 4, 2002.

4.01*     -       Mortgage and Deed of Trust, dated as of February 1,
                  1945; filed as exhibit 7-A to registration statement
                  No. 2-5586.

4.02*     -       Fourteenth Supplemental Indenture, dated as of
                  October 26, 1976; filed on June 26, 1979 as exhibit b-4 to registration statement No. 2-64857.

4.03*     -       Seventeenth Supplemental Indenture, dated as of May 15,
                  1988; filed as exhibit 28(a) to the registration statement No. 33-38413.

4.04*     -       Eighteenth Supplemental Indenture, dated as of
                  November 15, 1989; filed as exhibit 28(b) to the registration statement No. 33-38413.

4.05*     -       Nineteenth Supplemental Indenture, dated as of May 15,
                  1991; filed on May 16, 1991 as exhibit 4.01 to Laclede's
                  Form 8-K.

4.06*     -       Twentieth Supplemental Indenture, dated as of
                  November 1,1992; filed on November 4, 1992 as
                  exhibit 4.01 to Laclede's Form 8-K.

4.07*     -       Twenty-Second Supplemental Indenture dated as of
                  November 15, 1995; filed on December 8, 1995 as
                  exhibit 4.01 to Laclede's Form 8-K.

4.08*     -       Twenty-Third Supplemental Indenture dated as of
                  October 15, 1997; filed on November 6, 1997 as
                  exhibit 4.01 to Laclede's Form 8-K.

4.09*     -       Twenty-Fourth Supplemental Indenture dated as of June 1,
                  1999, filed on June 4, 1999 as exhibit 4.01 to Laclede's
                  Form 8-K.

*Incorporated herein by reference and made a part hereof. Laclede's File No.
 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

4.10*     -       Twenty-Fifth Supplemental Indenture dated as of
                  September 15, 2000, filed on September 27, 2000 as
                  exhibit 4.01 to Laclede's Form 8-K.

4.11*     -       Twenty-Sixth Supplemental Indenture dated as of June 15,
                  2001, filed on July 6, 2001 as exhibit 4.01 to Laclede's
                  Form 8-K.

4.12*     -       Certificate of Trust of Laclede Capital Trust I, dated
                  April 4, 2002, filed as exhibit 4.3 to the Company's registration statement on Form S-3 (No. 333-86722).

4.13*     -       Declaration of Trust of Laclede Capital Trust I, dated
                  April 4, 2002, filed as exhibit 4.4 to the Company's registration statement on Form S-3 (No. 333-86722).

4.14*     -       Amended and Restated Declaration of Trust dated
                  December 16, 2002, filed as exhibit 1 to Company's
                  Form 8-K dated December 16, 2002.

4.15*     -       Common Securities Guarantee Agreement dated December 16,
                  2002, filed as exhibit 2 to Company's Form 8-K dated
                  December 16, 2002.

4.16*     -       Preferred Securities Guarantee Agreement dated
                  December 16, 2002, filed as exhibit 3 to Company's
                  Form 8-K dated December 16, 2002.

4.17*     -       Indenture for Subordinated Debt Securities dated
                  December 16, 2002, filed as exhibit 4 to Company's
                  Form 8-K dated December 16, 2002.

4.18*     -       First Supplemental Indenture dated December 16, 2002,
                  filed as exhibit 5 to Company's Form 8-K dated
                  December 16, 2002.

4.19*     -       Laclede Gas Company Board of Directors' Resolution dated
                  August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated
                  Executive Officers; filed as exhibit 4.12 to Laclede's
                  1991 10-K.

4.19a     -       Company Board of Directors' Resolutions dated
                  March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas Company resolutions.

4.20*     -       Rights Agreement dated as of April 3, 1996;
                  filed on April 3, 1996 as exhibit 1 to Laclede's
                  Form 8-A.

4.21*     -       Rights Agreement dated as of October 1, 2001; filed
                  as exhibit 4 to the Company's Form 8-A on September 6,
                  2001.


*Incorporated herein by reference and made a part hereof. Laclede's File No.
 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

10.01*    -       LACLEDE INCENTIVE COMPENSATION PLAN, AS AMENDED;
                  FILED AS EXHIBIT 10.03 TO LACLEDE'S 1989 10-K.

10.01a*   -       AMENDMENT ADOPTED BY THE BOARD OF DIRECTORS ON JULY 26,
                  1990 TO THE INCENTIVE COMPENSATION PLAN; FILED AS
                  EXHIBIT 10.02a TO LACLEDE'S 1990 10-K.

10.01b*   -       AMENDMENTS ADOPTED BY THE BOARD OF DIRECTORS ON
                  AUGUST 23, 1990 TO THE INCENTIVE COMPENSATION PLAN;
                  FILED AS EXHIBIT 10.02b TO LACLEDE'S 1990 10-K.

10.01c*   -       AMENDMENTS TO LACLEDE'S INCENTIVE COMPENSATION
                  PLAN, EFFECTIVE JANUARY 26, 1995; FILED AS EXHIBIT 10.3
                  TO LACLEDE'S 10-Q FOR THE FISCAL QUARTER ENDED
                  MARCH 31, 1995.

10.02*    -       SENIOR OFFICERS' LIFE INSURANCE PROGRAM OF LACLEDE,
                  AS AMENDED; FILED AS EXHIBIT 10.03 TO LACLEDE'S 1990 10-K.

10.02a*   -       CERTIFIED COPY OF RESOLUTIONS OF LACLEDE'S BOARD OF
                  DIRECTORS ADOPTED ON JUNE 27, 1991 AMENDING THE SENIOR
                  OFFICERS' LIFE INSURANCE PROGRAM; FILED AS EXHIBIT 10.01
                  TO LACLEDE'S 10-Q FOR THE FISCAL QUARTER ENDED
                  JUNE 30, 1991.

10.02b*   -       CERTIFIED COPY OF RESOLUTIONS OF LACLEDE'S BOARD OF
                  DIRECTORS ADOPTED ON JANUARY 28, 1993 AMENDING THE
                  SENIOR OFFICERS' LIFE INSURANCE PROGRAM; FILED AS
                  EXHIBIT 10.03 TO LACLEDE'S 10-Q FOR THE FISCAL
                  QUARTER ENDED MARCH 31, 1993.

10.03*    -       LACLEDE GAS COMPANY SUPPLEMENTAL RETIREMENT BENEFIT
                  PLAN, AS AMENDED AND RESTATED EFFECTIVE JULY 25, 1991;
                  FILED AS EXHIBIT 10.05 TO LACLEDE'S 1991 10-K.

10.04*    -       LACLEDE GAS COMPANY DEFERRED COMPENSATION PLAN FOR
                  NON-EMPLOYEE DIRECTORS DATED MARCH 26, 1981; FILED AS
                  EXHIBIT 10.12 TO LACLEDE'S 1989 10-K.

10.04a*   -       FIRST AMENDMENT TO LACLEDE'S DEFERRED COMPENSATION
                  PLAN FOR NON-EMPLOYEE DIRECTORS, ADOPTED BY THE BOARD OF
                  DIRECTORS ON JULY 26, 1990; FILED AS EXHIBIT 10.09a TO
                  LACLEDE'S 1990 10-K.

10.04b*   -       AMENDMENT TO LACLEDE'S DEFERRED COMPENSATION PLAN FOR
                  NON-EMPLOYEE DIRECTORS, ADOPTED BY THE BOARD OF DIRECTORS
                  ON AUGUST 27, 1992; FILED AS EXHIBIT 10.09b TO LACLEDE'S
                  1992 10-K.

*Incorporated herein by reference and made a part hereof. Laclede's File
 No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

10.05*    -       Transportation Service Agreement For Rate Schedule FSS,
                  Contract #3147 between Mississippi River Transmission
                  Corporation ("MRT") and Laclede effective May 1, 2002;
                  filed as exhibit 10.1 to Laclede's 10-Q for the fiscal quarter ended June 30, 2002.

10.05a*   -       Transportation Service Agreement for Rate
                  Schedule FTS, Contract #3310 between Laclede and
                  MRT effective May 1, 2002; filed as exhibit 10.2 to Laclede's 10-Q for the fiscal quarter ended
                  June 30, 2002.

10.05b*   -       Transportation Service Agreement for Rate
                  Schedule FTS, Contract #3311, between Laclede and
                  MRT effective May 1, 2002; filed as exhibit 10.3 to Laclede's 10-Q for the fiscal quarter ended
                  June 30, 2002.

10.06*    -       AMENDMENT AND RESTATEMENT OF RETIREMENT PLAN FOR
                  NON-EMPLOYEE DIRECTORS AS OF NOVEMBER 1, 2002; FILED AS
                  EXHIBIT 10.08C TO THE COMPANY'S 10-K FOR THE FISCAL YEAR
                  ENDED SEPTEMBER 30, 2002.

10.07*    -       SALIENT FEATURES OF THE LACLEDE GAS COMPANY DEFERRED
                  INCOME PLAN FOR DIRECTORS AND SELECTED EXECUTIVES,
                  INCLUDING AMENDMENTS ADOPTED BY THE BOARD OF DIRECTORS
                  ON JULY 26, 1990; FILED AS EXHIBIT 10.12 TO THE LACLEDE'S
                  1991 10-K.

10.07a*   -       AMENDMENT TO LACLEDE'S DEFERRED INCOME PLAN FOR
                  DIRECTORS AND SELECTED EXECUTIVES, ADOPTED BY THE BOARD
                  OF DIRECTORS ON AUGUST 27, 1992; FILED AS EXHIBIT 10.12a
                  TO LACLEDE'S 1992 10-K.

10.08*    -       FORM OF INDEMNIFICATION AGREEMENT BETWEEN LACLEDE
                  AND ITS DIRECTORS AND OFFICERS; FILED AS EXHIBIT 10.13
                  TO LACLEDE'S 1990 10-K.

10.09*    -       LACLEDE GAS COMPANY MANAGEMENT CONTINUITY PROTECTION
                  PLAN, AS AMENDED, EFFECTIVE AT THE CLOSE OF BUSINESS ON
                  JANUARY 27, 1994, BY THE BOARD OF DIRECTORS; FILED AS
                  EXHIBIT 10.1 TO LACLEDE'S 10-Q FOR THE FISCAL
                  QUARTER ENDED MARCH 31, 1994.

10.10*    -       2002 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS AS
                  OF NOVEMBER 1, 2002; FILED AS EXHIBIT 10.12d TO THE
                  COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED
                  SEPTEMBER 30, 2002.

10.11*    -       SALIENT FEATURES OF THE LACLEDE GAS COMPANY DEFERRED
                  INCOME PLAN II FOR DIRECTORS AND SELECTED EXECUTIVES
                  ADOPTED BY THE BOARD OF DIRECTORS ON SEPTEMBER 23, 1993;
                  FILED AS EXHIBIT 10.17 TO LACLEDE'S 1993 10-K.

*Incorporated herein by reference and made a part hereof. Laclede's File
 No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

10.12*    -       Revolving Credit Agreement between the Company and U.S.
                  Bank National Association dated June 13, 2002; filed as
                  exhibit 10.4 to the Company's 10-Q for the quarter ended
                  June 30, 2002.

10.12a*   -       April 16, 2003 First Amendment to Revolving Credit
                  Agreement between The Laclede Group, Inc. and U. S. Bank;
                  filed as exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2003.

10.12b*   -       June 12, 2003 Second Amendment to Revolving Credit
                  Agreement between The Laclede Group, Inc. and U. S. Bank;
                  filed as exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2003.

10.13*    -       SEVERANCE BENEFITS AGREEMENT DATED AS OF JULY 31, 2000
                  BETWEEN LACLEDE GAS COMPANY AND D.H. YAEGER; FILED AS
                  EXHIBIT 10.21 TO LACLEDE'S 2000 FORM 10-K.

10.14*    -       Loan Agreement dated September 16, 2002 for Laclede with
                  U.S. Bank National Association as administrative agent for participating banks; filed as exhibit 2 to Company's
                  Form 8-K filed October 4, 2002.

10.14a    -       First Amendment to Loan Agreement dated as of
                  September 15, 2003.

10.15*    -       THE LACLEDE GROUP, INC. MANAGEMENT BONUS PLAN; FILED AS
                  EXHIBIT 10.20 TO THE COMPANY'S FORM 10-K FOR THE YEAR
                  ENDED SEPTEMBER 30, 2002.

10.16*    -       Stock Purchase Agreement between NiSource Inc. and The
                  Laclede Group, Inc.; filed as exhibit 10.21 to the Company's Form 10-K for the year ended September 30, 2002.

10.17*    -       THE LACLEDE GROUP, INC. 2002 EQUITY INCENTIVE PLAN; FILED
                  AS EXHIBIT 10.22 TO THE COMPANY'S FORM 10-K FOR THE YEAR
                  ENDED SEPTEMBER 30, 2002.

10.17a*   -       FORM OF NON-QUALIFIED STOCK OPTION AWARD AGREEMENT UNDER
                  THE LACLEDE GROUP EQUITY INCENTIVE PLAN, FILED AS EXHIBIT
                  10.02 TO THE COMPANY'S FORM 10-Q FOR THE QUARTER ENDED
                  MARCH 31, 2003.

10.18*    -       Lease between Laclede Gas Company, as Lessee and First
                  National Bank in St. Louis, Trustee, as Lessor; filed as
                  exhibit 10.23 to the Company's Form 10-K for the year ended September 30, 2002.

12        -       Ratio of Earnings to Fixed Charges.

21        -       Subsidiaries of the Registrant.

23        -       Consent of Independent Public Accountants.

31        -       Certificates under Rule 13a-14(a) of the CEO and CFO of
                  The Laclede Group, Inc. and Laclede Gas Company.

*Incorporated herein by reference and made a part hereof. Laclede's File
 No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

32        -       Section 1350 Certifications under Rule 13a-14(b) of the
                  CEO and CFO of The Laclede Group, Inc. and Laclede Gas
                  Company.

99.1      -       Laclede Gas Company - Selected Financial Data,
                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Notes to Financial
                  Statements, Independent Auditors' Report, and Management
                  Report.

*Incorporated herein by reference and made a part hereof. Laclede's File No.
 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.