Form 10-Q
period 2003-12-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2004-01-30
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     -------------------------------------------------------------------------------------------------------
                        Exact Name of Registrant as
                        Specified in its Charter and                                 I.R.S.
     Commission File    Principal Office Address and           State of              Employer
     Number             Telephone Number                       Incorporation         Identification Number
     -------------------------------------------------------------------------------------------------------
     1-16681            The Laclede Group, Inc.                Missouri              74-2976504
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------
     1-1822             Laclede Gas Company                    Missouri              43-0368139
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------


Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

                  The Laclede Group, Inc.:         Yes  X            No
                                                        ----            ----

                  Laclede Gas Company:             Yes  X            No
                                                        ----            ----

and (2) has been subject to such filing requirements for the past 90 days:

                  The Laclede Group, Inc.:         Yes  X            No
                                                        ----            ----

                  Laclede Gas Company:             Yes  X            No
                                                        ----            ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                  The Laclede Group, Inc.:         Yes  X            No
                                                        ----            ----

                  Laclede Gas Company:             Yes               No X
                                                        ----            ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                                     Shares Outstanding At
Registrant                             Description of Common Stock                   January 30, 2004
----------                             ---------------------------                   ----------------
The Laclede Group, Inc.                Common Stock ($1.00 Par Value)                   19,148,534
Laclede Gas Company                    Common Stock ($1.00 Par Value)                          100 (100% owned by
                                                                                                    Laclede Group)

TABLE OF CONTENTS                                                               Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements
         The Laclede Group, Inc.:
                  Statements of Consolidated Income                              4
                  Statements of Consolidated Comprehensive Income                5
                  Consolidated Balance Sheets                                    6-7
                  Statements of Consolidated Cash Flows                          8
                  Notes to Consolidated Financial Statements                     9-14

         Laclede Gas Company:
                  Statements of Income                                        Ex. 99.1, p. 1
                  Balance Sheets                                              Ex. 99.1, p. 2-3
                  Statements of Cash Flows                                    Ex. 99.1, p. 4
                  Notes to Financial Statements                               Ex. 99.1, p. 5-7


Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (The Laclede Group, Inc.)               15-23
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Laclede Gas Company)                 Ex. 99.1, p. 8-14

Item 3   Quantitative and Qualitative Disclosures About Market Risk             24

Item 4   Controls and Procedures                                                24

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                      25

Item 6   Exhibits and Other Reports on Form 8-K                                 25

SIGNATURES - The Laclede Group, Inc.                                            26

SIGNATURES - Laclede Gas Company                                                27

INDEX TO EXHIBITS                                                               28

Filing Format
-------------
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

                                   PART I
                            FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended September 30, 2003.

Item 1. Financial Statements

                           THE LACLEDE GROUP, INC.
                      STATEMENTS OF CONSOLIDATED INCOME
                                 (UNAUDITED)


                                                         Three Months Ended
                                                             December 31,
(Thousands, Except Per Share Amounts)                    2003           2002
                                                        ------         ------
Operating Revenues:
  Regulated
    Gas distribution                                  $ 261,350       $ 217,165
  Non-Regulated
     Services                                            19,548          30,823
     Gas marketing                                       50,983          31,267
     Other                                                  756             916
                                                   -----------------------------
      Total Operating Revenues                          332,637         280,171
                                                   -----------------------------
Operating Expenses:
  Regulated
    Natural and propane gas                             175,275         133,843
    Other operation expenses                             29,483          31,324
    Maintenance                                           4,429           4,444
    Depreciation and amortization                         5,658           5,493
    Taxes, other than income taxes                       14,832          14,128
                                                   -----------------------------
      Total regulated operating expenses                229,677         189,232
  Non-Regulated
    Services                                             20,431          30,625
    Gas marketing                                        50,288          30,104
    Other                                                   967             977
                                                   -----------------------------
      Total Operating Expenses                          301,363         250,938
                                                   -----------------------------
Operating Income                                         31,274          29,233
                                                   -----------------------------
Other Income and (Income Deductions) - Net                1,552           1,048
                                                   -----------------------------
Interest Charges:
  Interest on long-term debt                              4,814           5,205
  Preferred dividends and subsidiary trust
     distributions                                          866             144
  Other interest charges                                  1,085           1,349
                                                   -----------------------------
      Total Interest Charges                              6,765           6,698
                                                   -----------------------------
Income Before Income Taxes                               26,061          23,583
Income Tax Expense                                        9,454           8,472
                                                   -----------------------------
Net Income                                               16,607          15,111
Dividends on Redeemable Preferred Stock -
   Laclede Gas                                               16              16
                                                   -----------------------------
Net Income Applicable to Common Stock                  $ 16,591        $ 15,095
                                                   =============================

Average Number of Common Shares
   Outstanding                                           19,116          18,961

Basic Earnings Per Share of Common
   Stock                                                   $.87            $.80

Diluted Earnings Per Share of Common
   Stock                                                   $.87            $.80

Dividends Declared Per Share of Common
   Stock                                                  $.335           $.335
See notes to consolidated financial statements.

                           THE LACLEDE GROUP, INC.
               STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                 (UNAUDITED)


                                                      Three Months Ended
                                                          December 31,
(Thousands)                                            2003          2002
                                                      ------        ------
Net Income Applicable to Common Stock                $ 16,591      $ 15,095
                                                ----------------------------
Other Comprehensive Income:
  Net gain (loss) on cash flow hedging
    derivative instruments:
     Net hedging gain (loss) arising during
       period                                            (517)            -
     Reclassification adjustment for
       gains included in net income                    (1,237)            -
                                                ----------------------------
     Net unrealized gain (loss) on cash flow
       hedging derivative instruments                  (1,754)            -
                                                ----------------------------
Other Comprehensive Loss,
  Before Tax                                           (1,754)            -
Income Tax Benefit Related to
  Items of Other Comprehensive Loss                      (677)            -
                                                ----------------------------
Other Comprehensive Loss, Net of Tax                   (1,077)            -
                                                ----------------------------
Comprehensive Income                                 $ 15,514      $ 15,095
                                                ============================





See notes to consolidated financial statements.

                                        THE LACLEDE GROUP, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                           Dec. 31,          Sept. 30,
                                                                             2003              2003
                                                                           --------          ---------

(Thousands)

                        ASSETS
Utility Plant                                                              $1,039,469       $1,030,665
  Less: Accumulated depreciation and amortization                             412,923          409,418
                                                                        -------------------------------
      Net Utility Plant                                                       626,546          621,247
                                                                        -------------------------------
Goodwill                                                                       28,124           28,124
                                                                        -------------------------------
Other Property and Investments                                                 45,240           44,598
                                                                        -------------------------------

Current Assets:
  Cash and cash equivalents                                                    22,245            7,291
  Accounts receivable:
       Gas Customers - billed and unbilled                                    144,286           70,217
       Other                                                                   55,752           41,298
       Allowances for doubtful accounts                                        (5,832)          (7,181)
  Inventories:
       Natural gas stored underground at LIFO cost                            112,620          117,231
       Propane gas at FIFO cost                                                17,027           17,132
       Materials, supplies, and merchandise at avg. cost                        4,968            4,071
  Derivative instrument assets                                                 13,048           12,643
  Deferred income taxes                                                         6,307            7,631
  Prepayments and other                                                         7,372           17,557
                                                                        -------------------------------
      Total Current Assets                                                    377,793          287,890
                                                                        -------------------------------

Deferred Charges:
  Prepaid pension cost                                                        107,117          109,445
  Regulatory assets                                                            93,225          103,807
  Other                                                                         7,337            6,287
                                                                        -------------------------------
      Total deferred charges                                                  207,679          219,539
                                                                        -------------------------------
Total Assets                                                               $1,285,382       $1,201,398
                                                                        ===============================


See notes to consolidated financial statements.

                                         THE LACLEDE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS (Continued)
                                              (UNAUDITED)

                                                                             Dec. 31,       Sept. 30,
                                                                               2003           2003
                                                                             --------       ---------

(Thousands, except share amounts)

                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (50,000,000 shares authorized, 19,118,229 and
      19,082,402 shares issued, respectively)                              $   19,118      $   19,082
  Paid-in capital                                                              69,423          68,460
  Retained earnings                                                           221,797         211,610
  Accumulated other comprehensive loss                                         (1,157)            (80)
                                                                         -----------------------------
      Total common stock equity                                               309,181         299,072
  Redeemable preferred stock - Laclede Gas                                      1,258           1,258
  Obligated mandatorily redeemable preferred securities of
      subsidiary trust                                                         45,000          45,000
  Long-term debt (less sinking fund requirements) - Laclede Gas               234,643         259,625
                                                                         -----------------------------
      Total Capitalization                                                    590,082         604,955
                                                                         -----------------------------

Current Liabilities:
  Notes payable                                                               265,585         218,200
  Accounts payable                                                             89,408          66,001
  Advance customer billings                                                    12,287          15,361
  Current portion of long-term debt                                            25,000               -
  Taxes accrued                                                                17,389          13,211
  Unamortized purchased gas adjustment                                          3,017           5,865
  Other                                                                        42,519          47,638
                                                                         -----------------------------
      Total Current Liabilities                                               455,205         366,276
                                                                         -----------------------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                       182,018         180,598
  Unamortized investment tax credits                                            5,240           5,316
  Pension and postretirement benefit costs                                     22,814          20,973
  Regulatory liabilities                                                        6,375             582
  Other                                                                        23,648          22,698
                                                                         -----------------------------
      Total Deferred Credits and Other Liabilities                            240,095         230,167
                                                                         -----------------------------
Total Capitalization and Liabilities                                       $1,285,382      $1,201,398
                                                                         =============================



See notes to consolidated financial statements.

                                        THE LACLEDE GROUP, INC.
                                STATEMENTS OF CONSOLIDATED CASH FLOWS
                                             (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     December 31,
                                                                                 2003            2002
                                                                                ------          ------
(Thousands)
Operating Activities:
  Net Income                                                                   $ 16,607       $ 15,111
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 6,555          6,381
    Deferred income taxes and investment
     tax credits                                                                    656          2,548
    Other - net                                                                      54             91
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (89,872)       (79,420)
      Unamortized purchased gas adjustments                                      (2,848)        (6,097)
      Deferred purchased gas costs                                               19,588         (2,035)
      Advance customer billings - net                                            (3,074)       (13,473)
      Accounts payable                                                           23,407         38,470
      Taxes accrued                                                               4,178          2,803
      Natural gas stored underground                                              4,611         (1,482)
      Other assets and liabilities                                                5,699           (999)
                                                                          -----------------------------
          Net cash used in operating activities                                $(14,439)      $(38,102)
                                                                          -----------------------------

Investing Activities:
  Construction expenditures                                                     (11,372)       (11,570)
  Employee benefit trusts                                                        (1,439)          (530)
  Other investments                                                                 228            171
                                                                          -----------------------------
          Net cash used in investing activities                                $(12,583)      $(11,929)
                                                                          -----------------------------

Financing Activities:
  Issuance of short-term debt - net                                              47,385          6,370
  Dividends paid                                                                 (6,408)        (6,354)
  Issuance of common stock                                                          999            987
  Issuance of obligated mandatorily redeemable preferred
     securities of subsidiary trust                                                   -         45,000
                                                                          -----------------------------
          Net cash provided by financing activities                            $ 41,976       $ 46,003
                                                                          -----------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                           $ 14,954       $ (4,028)
Cash and Cash Equivalents at Beginning of Period                                  7,291         12,870
                                                                          -----------------------------
Cash and Cash Equivalents at End of Period                                     $ 22,245       $  8,842
                                                                          =============================

Supplemental Disclosure of Cash Paid (Refunded)
 During the Period for:
    Interest                                                                   $  9,332       $  9,033
    Income taxes                                                                      -         (4,320)

See notes to consolidated financial statements.

                           THE LACLEDE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in the Company's Fiscal Year 2003 Form 10-K.
         The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the consolidated financial position, results of operations and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas.
         REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenue at December 31, 2003 and 2002, for the Utility, was $38.3 million and $27.0 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at December 31, 2003 and 2002 were $8.8 million and $10.3 million, respectively. The amount of accrued unbilled revenue at September 30, 2003 was $8.9 million.
         SM&P, Laclede Energy Resources, Inc. (LER) and Laclede Group's other non-regulated subsidiaries record revenues when earned, either when the product is delivered or when services are performed.
         In the course of its business, Laclede Group's non-regulated marketing affiliate, LER, enters into fixed price commitments associated with the sale of natural gas to customers. LER's fixed price energy contracts are designated as normal purchases and normal sales, as defined in accordance with the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues are recorded using a gross presentation.
         STOCK-BASED COMPENSATION - The Laclede Group Equity Incentive Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Incentive Plan is to provide a more competitive compensation program and to attract and retain those executive and other key employees essential to achieve the Company's strategic objectives. To accomplish this purpose, the compensation committee of the board of directors may grant awards under the Equity Incentive Plan that may be earned by achieving performance objectives and/or other criteria as determined by the compensation committee. Under the terms of the Equity Incentive Plan, key employees of the Company and its subsidiaries, as determined by the sole discretion of the administrator, will be eligible to receive (a) restricted shares of common stock, (b) performance awards, (c) stock options exercisable into shares of common stock, (d) stock appreciation rights, and (e) stock units, as well as any other stock-based awards not inconsistent with the Equity Incentive Plan. Each award under the Equity Incentive Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Incentive Plan may not exceed 1,250,000.
         During the quarter ended December 31, 2003, the Company granted 1,500 shares of restricted stock at a weighted average fair value of $28.85 per share. These shares have restrictions on vesting, sale and transferability. The restrictions lapse with the passage of time. The Company holds the certificates for restricted stock until the shares fully vest in November 2005. In the interim, a participant receives full dividends and voting rights. Restricted stock awards are recorded at the market value on the date of the grant. Compensation cost charged against income for the quarter ended December 31, 2003 was approximately $2,000, net of tax effects.
         During the quarter ended December 31, 2003, the Company granted 224,000 non-qualified stock options to employees at an exercise price of $28.85 per share. These options may not be exercised before November 6, 2004. The stock options vest one-fourth each year for four years after the date of the grant and expire on the tenth anniversary of the grant date. The Company accounts for the Equity Incentive Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income, as all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company's stock on the date of the grant.

                                                                      Weighted Average
                                                          Shares       Exercise Price
                                                        ----------   ------------------
         Outstanding at September 30, 2003                209,000          $23.27

         Granted                                          224,000          $28.85
         Exercised                                              -               -
         Forfeited                                         (4,000)         $23.27

         Outstanding at December 31, 2003                 429,000          $26.18

         Exercisable at December 31, 2003                       -               -

The closing price of the Company's common stock was $28.55 at December 31, 2003.
         If compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during the quarter ended December 31, 2003 is $6.22 per option. The estimated fair value of options would be amortized to expense over the options' vesting period and restricted stock would be expensed on the grant date.

                                                                  Three Months Ended
                                                                      December 31,
                                                                  ------------------
                                                                   2003           2002
                                                                   ----           ----
       (Thousands, Except Per Share Amounts)
         Net income applicable to
            Common stock, as reported                             $16,591        $15,095

         Deduct:  Total stock-based employee
            Compensation expense determined
            Under the fair value based method
            for all awards, net of tax effects                         92              -
                                                           ------------------------------

         Pro forma net income applicable
            to common stock                                       $16,499        $15,095
                                                           ==============================

         Earnings per share:
         Basic - as reported                                         $.87           $.80
         Diluted - as reported                                       $.87           $.80
         Basic - pro forma                                           $.86           $.80
         Diluted - pro forma                                         $.86           $.80

         The fair value of the options granted during the quarter ended December 31, 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                 Three Months Ended
                                                                    December 31,
                                                         ------------------------------------
                                                               2003              2002
                                                         ------------------------------------
         Risk free interest rate                                    4.30%   Not Applicable
         Expected dividend yield of stock                           4.60%   Not Applicable
         Expected volatility of stock                              25.00%   Not Applicable
         Expected life of option                                96 months   Not Applicable

         NEW ACCOUNTING STANDARDS - Financial Accounting Standards Board
(FASB) Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," addresses consolidation of business enterprises of variable interest entities. Public entities shall apply this Interpretation to their interests in special purpose entities as of the first interim period ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company is currently evaluating the effect of this pronouncement on the consolidation of its obligated mandatorily redeemable preferred securities of subsidiary trust, but does not expect a material effect on the financial position or results of operations of Laclede Group.
         In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132(R) replaces SFAS No. 132, and requires certain additional disclosures that become effective for fiscal years ending after and interim periods beginning after December 15, 2003.

2. EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company's stock-based compensation plan and the vesting of non-vested stock awards at the beginning of each respective period. There were no stock options that were anti-dilutive.

                                                                           Three Months Ended
                                                                              December 31,
         (Thousands, Except Per Share Amounts)                               2003       2002
                                                                         ----------------------
         Basic EPS:
         Net Income Applicable to Common Stock                             $16,591     $15,095
         Weighted-Average Shares Outstanding                                19,116      18,961
         Earnings Per Share of Common
            Stock                                                             $.87        $.80

         Diluted EPS:
         Net Income Applicable to Common Stock                             $16,591     $15,095

         Weighted-Average Shares Outstanding                                19,116      18,961
         Dilutive Effect of Employee Stock Options                              24           -
                                                                       ------------------------
         Weighted-Average Diluted Shares                                    19,140      18,961
                                                                       ========================

         Earnings Per Share of Common
            Stock                                                             $.87        $.80


3. FINANCIAL INSTRUMENTS

         In the course of its business, LER enters into fixed price commitments associated with the sale of natural gas to customers. LER manages the price risk associated with these sales by either closely matching the purchases of physical supplies at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2003, LER's open positions were not material to Laclede Group's financial position or results of operations. At that same date, LER had settled futures positions of 0.35 million MmBtu of natural gas for January 2004 and open short futures positions of 0.07 million MmBtu for February 2004, 0.62 million MmBtu for March 2004, 0.45 million MmBtu for April 2004, 0.55 million MmBtu for May 2004, 0.64 million MmBtu for June 2004 and 0.30 million MmBtu for November 2004 at average prices of $5.54 per MmBtu, $5.35 per MmBtu, $4.94 per MmBtu, $4.65 per MmBtu, $4.59 per MmBtu and $4.90 per MmBtu, respectively. Also, LER had an open long futures positions of 0.56 million MmBtu for March 2004 and 0.30 million MmBtu for October 2004 at average prices of $5.19 per MmBtu and $4.73 per MmBtu, respectively. These futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock

Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $.9 million of pre-tax net unrealized losses on cash flow hedging derivative instruments at December 31, 2003 will be reclassified into the Consolidated Statement of Income during fiscal 2004. The ineffective portions of these hedge instruments were immaterial for the periods presented, and such amounts are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

4. INCOME TAXES

         Net provision for income taxes was as follows during the periods set forth below:

                                                          Laclede Group
                                                       Three Months Ended
                                                           December 31,
                                                     ----------------------
                                                          2003        2002
                                                          ----        ----
                                                           (Thousands)
        Federal
          Current                                        $6,932      $5,103
          Deferred                                        1,161       2,147
        State and Local
          Current                                         1,188         821
          Deferred                                          173         401
                                                     -----------------------
              Total                                      $9,454      $8,472
                                                     =======================

5. INFORMATION BY OPERATING SEGMENT

         The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. The Non-Regulated Services segment includes the results of SM&P, an underground facility locating and marking business operating in the midwestern states, a wholly owned subsidiary of Laclede Group. The Non-Regulated Gas Marketing segment includes the results of LER, a wholly owned subsidiary of Laclede Group. Non-Regulated Other includes the transportation of liquid propane, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five wholly owned subsidiaries. Non-Regulated Other also includes Laclede Energy Services, Inc. (LES), a wholly owned subsidiary of Laclede Group that became operational on May 1, 2002 and was dissolved on April 14, 2003. LES performed administrative gas supply and risk management services. The dissolution of LES had no material effect on the financial position or results of operations of Laclede Group. The results of LES' operations while active are included in Laclede Group's Consolidated Financial Statements. Certain inter-segment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

                                       Regulated                   Non-Regulated
                                          Gas       Non-Regulated       Gas       Non-Regulated
         (Thousands)                  Distribution    Services       Marketing        Other      Eliminations    Consolidated
         --------------------------------------------------------------------------------------------------------------------
         Three Months Ended
         December 31, 2003
         -----------------
         Revenues from
            external customers        $  260,539      $ 19,483      $ 46,477        $   809       $      -       $  327,308
         Inter-segment
            revenues                         811            65         4,506            (53)             -            5,329
                                   ------------------------------------------------------------------------------------------
         Total operating
            revenues                     261,350        19,548        50,983            756              -          332,637
         Net income
           applicable to
           common stock                   17,324        (1,025)          411           (119)             -           16,591
         Total assets                  1,194,498        56,314        27,555         52,149        (45,134)       1,285,382

         Three Months Ended
         December 31, 2002
         -----------------
         Revenues from
            external customers        $  217,165      $ 30,754      $ 27,429        $   911       $      -       $  276,259
         Inter-segment
            revenues                           -            69         3,838             50            (45)           3,912
                                   ------------------------------------------------------------------------------------------
         Total operating                 217,165        30,823        31,267            961            (45)         280,171
            revenues
         Net income
           applicable to
           common stock                   14,573          (169)          683              8              -           15,095
         Total assets                  1,084,036        64,095        23,715         43,368        (43,108)       1,172,106

         In November 2002, two customers notified SM&P that, due to actions they had taken to address workforce management issues, they did not intend to continue to outsource certain functions, which included locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it would continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $29 million and $45 million for fiscal 2003 and fiscal 2002, respectively. Revenue from these customers for the quarter ended December 31, 2003 was $3.9 million, compared with $14.7 million for the same period last year. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment, for which the Company recorded an after-tax charge of approximately $1.0 million, all of which was expensed during the quarter ended March 31, 2003. SM&P continues to pursue and has obtained new business to partially offset the business lost in fiscal year 2003. The underground locating industry, however, remains competitive with many contracts subject to termination on as little as 30 days' notice. Also, SM&P's customers are primarily in the utility and telecommunications sector with their workload influenced by construction trends.

6. COMMITMENTS AND CONTINGENCIES

         Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.
         With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of December 31, 2003, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.
         Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in and is presently owned by the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan
(RAP), for submission to the VCP, and a site development plan. Laclede Gas is engaged in ongoing meetings with the developer to determine what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.
         Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates.
         Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not, and for many years has not, owned this site. At this time it is not clear whether Laclede Gas will incur any costs in connection with environmental investigations or remediation at the site, and if it does incur any costs, what the amount of those costs would be.
         While the scope of costs relative to the Shrewsbury site will not be significant, the scope of costs relative to the other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.
         SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group's acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. SM&P is vigorously defending these claims. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
         Laclede Group and its subsidiaries are involved in litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
         On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas is paying the $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003 the MoPSC appealed the Circuit Court's decision to the Missouri Western District Court of Appeals. The Company continues to believe in the merit of its position and intends to vigorously assert its position in the appeal. To the extent that a final decision in the Courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position and results of operation of the Company.
         SM&P has several operating leases, the aggregate annual cost of which is approximately $5 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees related to existing leases will not exceed $12 million. No amounts have been recorded for these guarantees in the financial statements.
         Laclede Group had guarantees totaling $5.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2003. No amounts have been recorded for these guarantees in the financial statements.



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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

o        weather conditions and catastrophic events;
o        economic, competitive, political and regulatory conditions;
o legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
         o        allowed rates of return;
         o        incentive regulation;
         o        industry and rate structures;
         o        purchased gas adjustment provisions;
         o        franchise renewals;
         o        environmental or safety matters;
         o        taxes;
         o        accounting standards;
o        the results of litigation;
o retention, ability to attract, ability to collect from and conservation efforts of customers;
o capital and energy commodity market conditions including the ability to obtain funds for necessary capital expenditures and the terms and conditions imposed for obtaining sufficient gas supply; and
o        employee workforce issues.

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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

The Laclede Group, Inc.'s (Laclede Group or the Company) earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri's largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility's earnings are generated by the sale of heating energy, which was historically heavily influenced by the weather. As part of the 2002 rate case settlement, the Utility initiated, effective November 9, 2002, an innovative weather mitigation rate design that lessens the impact of weather volatility on Laclede Gas customers during cold winters and is expected to stabilize the Utility's earnings in the future by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. Due to the material seasonal cycle of Laclede Gas, the accompanying interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business wholly owned by Laclede Group, whose operations tend to be counter-seasonal to those of Laclede Gas. Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary, is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of revenues.


Quarter Ended December 31, 2003
-------------------------------



Overview - Net Income by Operating Segment                    Quarter Ended
                                                              December 31,
                                                           2003           2002
                                                        ----------    ------------
                                                          (millions, after-tax)
Regulated Gas Distribution                                 $17.3           $14.6
Non-Regulated Services                                      (1.0)            (.2)
Non-Regulated Gas Marketing                                   .4              .7
Other Non-Regulated Subsidiaries                             (.1)              -
                                                        ----------    ------------
Net Income Applicable to Common Stock                      $16.6           $15.1
                                                        ==========    ============


Laclede Group's basic earnings per share were $.87 for the quarter ended December 31, 2003, an increase of $.07 per share, compared with $.80 per share reported for the same quarter last year. The year-to-year improvement in consolidated net income of $1.5 million was primarily attributable to the following factors, quantified on a pre-tax basis.

Increased Utility earnings were primarily due to:
o higher income from off-system sales and capacity release totaling $2.4 million resulting from favorable market conditions;
o lower operation and maintenance expenses totaling $1.9 million, primarily due to a lower provision for uncollectible accounts; and,
o the fully-implemented general rate increase totaling $.9 million effective November 9, 2002.

These factors were partially offset by the net effect totaling $1.3 million of lower system gas sales volumes (resulting from temperatures in Laclede Gas' service area that were 18% warmer than normal and 19% warmer than the same period last year) and the beneficial effect this year of the fully-implemented weather mitigation rate design. The magnitude of the effect of lower sales was smaller than would have previously been the case due to the impact of the fully-implemented weather mitigation rate design that produced higher margin revenue for the quarter ended December 31, 2003, compared with the same period last year.

The Utility's contribution to higher consolidated earnings was partially offset by a loss recorded by SM&P during the first quarter this year and slightly lower earnings reported by LER.


Regulated Operating Revenues and Operating Expenses

Laclede Gas passes on to Utility customers (subject to prudence review) increases and decreases in the wholesale cost of natural gas in accordance with its Purchased Gas Adjustment (PGA) clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on net revenues and net income.

Regulated operating revenues for the quarter ended December 31, 2003 were $261.4 million, or $44.2 million greater than the same period last year. The increase was primarily attributable to higher PGA rates totaling approximately $41.2 million. Regulated operating revenues also increased, to a lesser extent, due to higher off-system sales and capacity release revenues amounting to $19.8 million and the effect of the general rate increase totaling $.9 million. These factors were partially offset by lower gas sales levels resulting from the warmer weather and other variations totaling $17.7 million. System therms sold and transported decreased by 37.3 million therms, or 11.4%, below the quarter ended December 31, 2002.

Regulated operating expenses for the quarter ended December 31, 2003 increased $40.4 million from the same quarter last year. Natural and propane gas expense increased $41.4 million above last year's level primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses decreased $1.9 million, or 5.2%, primarily due to a lower provision for uncollectible accounts totaling $1.8 million, principally resulting from variations in write-offs experienced. Minor reductions in group insurance and distribution charges were partially offset by higher pension costs and increased charges for injuries and damages. Depreciation and amortization expense increased $.2 million primarily due to increased depreciable property. Taxes, other than income, increased $.7 million, or 5.0%, primarily due to higher gross receipts taxes (attributable to the increased revenues).


Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenues for this quarter decreased $11.3 million primarily due to reduced or lost business from two customers by SM&P. The reduction in non-regulated services operating expenses was primarily associated with reduced sales levels. In November 2002, two customers notified SM&P that, due to actions they had taken to address workforce management issues, they did not intend to continue to outsource certain functions, which included locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it would continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $29 million and $45 million for fiscal 2003 and fiscal 2002 respectively. Revenue from these customers for the quarter ended December 31, 2003 was $3.9 million, compared with $14.7 million for the same period last year. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment, for which the Company recorded an after-tax charge of approximately $1.0 million, all of which was expensed during the quarter ended March 31, 2003. SM&P continues to pursue and has obtained new business to partially offset the business lost in fiscal year 2003. The underground locating industry, however, remains competitive with many contracts subject to termination on as little as 30 days' notice. Also, SM&P's customers are primarily in the utility and telecommunications sector with their workload influenced by construction trends.


Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $19.7 million primarily due to higher volumes and increased sales prices by LER. The increase in non-regulated gas marketing operating expenses was primarily associated with increased gas expense related to higher volumes purchased and increased prices.

Consolidated Interest Charges and Income Taxes

The $.1 million increase in interest charges is primarily due to the issuance of trust preferred securities in December 2002, largely offset by lower interest on long-term debt due to the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds.

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

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas is paying the $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003 the MoPSC appealed the Circuit Court's decision to the Missouri Western District Court of Appeals. The Company continues to believe in the merit of its position and intends to vigorously assert its position in the appeal. To the extent that a final decision in the Courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position and results of operation of the Company.


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

For further discussion of significant accounting policies, see the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended September 30, 2003.


Accounting Pronouncements
-------------------------

Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," addresses consolidation of business enterprises of variable interest entities. Public entities shall apply this Interpretation to their interests in special purpose entities as of the first interim period ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company is currently evaluating the effect of this pronouncement on the consolidation of its obligated mandatorily redeemable preferred securities of subsidiary trust, but does not expect a material effect on the financial position or results of operations of Laclede Group.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," No. 88,

"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132(R) replaces SFAS No. 132, and requires certain additional disclosures that become effective for fiscal years ending after and interim periods beginning after December 15, 2003.


FINANCIAL CONDITION

Credit Ratings
--------------

As of December 31, 2003, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

The Company's ratings are investment grade, and the Company believes that it has adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.


Cash Flows
----------

The Company's short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, variations in the timing of collections of gas cost under the Utility's PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year, and can cause significant variations in the Utility's cash provided by or used in operating activities.

Cash used in operating activities for the quarter ended December 31, 2003 was $14.4 million, a $23.7 million decrease, compared with the same period last year. The decrease in cash used in operating activities was primarily attributable to variations in the timing of collections of gas cost under the PGA Clause and changes in the cost of natural gas in storage.

Cash used in investing activities for the quarter ended December 31, 2003 was $12.6 million compared with $11.9 million for the quarter ended December 31, 2002. Cash used in investing activities primarily reflected Utility construction expenditures in both periods.

Cash provided by financing activities was $42.0 for the quarter ended December 31, 2003, primarily due to additional short-term borrowings. Cash provided by financing activities was $46.0 million for the quarter ended December 31, 2002, primarily reflecting the issuance last year of trust preferred securities.


Liquidity and Capital Resources
-------------------------------

Maximum consolidated short-term borrowings at any one time during the quarter ended December 31, 2003 were $272.2 million.

Short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas currently has lines of credit in place of up to $290 million, including a seasonal line of $25 million expiring February 13, 2004. Short-term borrowings outstanding at December 31, 2003 were $265.6 million at a weighted average interest rate of 1.25%. Based on short-term borrowings at December 31, 2003, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $2.7 million on an annual basis.

Most of Laclede Gas' lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On December 31, 2003, total debt was 65% of total capitalization.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit expiring in June 2004, with interest rates indexed to LIBOR or Prime, to meet short-term liquidity needs of its subsidiaries. This line of credit has a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the utility's total capitalization (as noted above, this ratio stood at 65% on December 31, 2003.) This line has been used to provide a letter of credit of $0.5 million on behalf of SM&P, which has not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. There was no balance outstanding as of December 31, 2003.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this S-3, $408.6 million remain registered and unissued as of December 31, 2003. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this S-3, $270 million of debt securities remained registered and unissued as of December 31, 2003. The MoPSC authorization for issuing securities registered on this Form S-3 expires October 31, 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

At December 31, 2003, Laclede Gas had fixed-rate long-term debt totaling $260 million, including a $50 million 6 5/8% issue callable in June 2004 and a current portion of $25 million scheduled to mature in November 2004. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

SM&P has several operating leases, the aggregate annual cost of which is approximately $5 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees related to existing leases will not exceed $12 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $5.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2003. No amounts have been recorded for these guarantees in the financial statements.

Utility construction expenditures were $11.2 million for the three months ended December 31, 2003, compared with $11.4 million for the same period last year. Non-utility construction expenditures were $.2 million for the three months ended December 31, 2003, compared with $.2 million for the same period last year.

Consolidated capitalization at December 31, 2003, excluding current obligations of long-term debt, decreased $14.9 million since September 30, 2003 and consisted of 52.4% Laclede Group common stock equity, .2% Laclede Gas preferred stock equity, 7.6% Laclede Capital Trust I preferred securities and 39.8% Laclede Gas long-term debt.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at December 31, 2003 and at September 30, 2003, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Liabilities, and Advance Customer Billings.


Market Risk
-----------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased

Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At December 31, 2003, the Utility held approximately 10.9 million MmBtu of futures contracts at an average price of $5.33 per MmBtu. Additionally, approximately 8.1 million MmBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through October 2004.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the sale of natural gas to customers. LER manages the price risk associated with these sales by either closely matching the purchases of physical supplies at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2003, LER's open positions were not material to Laclede Group's financial position or results of operations.


Environmental Matters
---------------------

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of December 31, 2003, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

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

Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not, and for many years has not, owned this site. At this time it is not clear whether Laclede Gas will incur any costs in connection with environmental investigations or remediation at the site, and if it does incur any costs, what the amount of those costs would be.

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

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For a description of environmental matters, see Note 6 to the Consolidated Financial Statements on page 13. For a description of pending regulatory matters of Laclede Gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Regulatory Matters, page 18.

         SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group's acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. SM&P is vigorously defending these claims. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

         Laclede Group and its subsidiaries are involved in litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.



Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K


During the quarter, Laclede Group had two reports on Form 8-K:

1. Form 8-K dated October 30, 2003 furnishing under Item 12 the Company's fiscal 2003 year-end results.

2. Form 8-K dated November 5, 2003 filed under Item 5 a news release about the appellate court's decision vacating the Missouri Public Service Commission's decision.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            The Laclede Group, Inc.





                                            By: /s/ Barry C. Cooper
                                                --------------------------
Dated:  January 30, 2004                         Barry C. Cooper
        ----------------                         Chief Financial Officer
                                                 (Authorized Signatory and
                                                 Chief Financial Officer)

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            Laclede Gas Company




                                            By:  /s/ Barry C. Cooper
                                                 -------------------------
Dated:  January 30, 2004                         Barry C. Cooper
        ----------------                         Chief Financial Officer
                                                 (Authorized Signatory and
                                                 Chief Financial Officer)

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------
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