Form 10-Q
period 2004-03-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2004-04-30
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2004
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                  The Laclede Group, Inc.:         Yes   X            No
                                                        ---               ---

                  Laclede Gas Company:             Yes   X            No
                                                        ---               ---

and (2) has been subject to such filing requirements for the past 90 days:

                  The Laclede Group, Inc.:         Yes   X            No
                                                        ---               ---

                  Laclede Gas Company:             Yes   X            No
                                                        ---               ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                  The Laclede Group, Inc.          Yes   X            No
                                                        ---               ---

                  Laclede Gas Company:             Yes                No   X
                                                        ---               ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                                     Shares Outstanding At
Registrant                             Description of Common Stock                      April 30, 2004
----------                             ---------------------------                      --------------
The Laclede Group, Inc.                Common Stock ($1.00 Par Value)                     19,216,842
Laclede Gas Company                    Common Stock ($1.00 Par Value)                            100*

*100% owned by The Laclede Group, Inc.

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

         Laclede Gas Company:
                  Statements of Income                                          Ex. 99.1, p. 1
                  Balance Sheets                                                Ex. 99.1, p. 2-3
                  Statements of Cash Flows                                      Ex. 99.1, p. 4
                  Notes to Financial Statements                                 Ex. 99.1, p. 5-10


Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (The Laclede Group, Inc.)                   18-28
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Laclede Gas Company)                   Ex. 99.1, p. 11-19

Item 3   Quantitative and Qualitative Disclosures About Market Risk                 29

Item 4   Controls and Procedures                                                    29

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                          30

Item 4   Submission of Matters to a Vote of Security Holders                        30

Item 6   Exhibits and Other Reports on Form 8-K                                     31

SIGNATURES - The Laclede Group, Inc.                                                32

SIGNATURES - Laclede Gas Company                                                    33

INDEX TO EXHIBITS                                                                   34

Filing Format
-------------
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

                                   PART I
                            FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2003.

Item 1. Financial Statements

                                              THE LACLEDE GROUP, INC.
                                         STATEMENTS OF CONSOLIDATED INCOME
                                                    (UNAUDITED)

(Thousands, Except Per Share Amounts)


                                                        Three Months Ended                Six Months Ended
                                                            March 31,                         March 31,
                                                   -----------------------------    ------------------------------
                                                         2004            2003              2004            2003
                                                         ----            ----              ----            ----
Operating Revenues:
  Regulated
    Gas distribution                                   $396,898        $357,456          $658,248        $574,621
  Non-Regulated
    Services                                             15,250          17,315            34,798          48,138
    Gas marketing                                        61,480          45,874           112,463          77,141
    Other                                                 1,327           1,534             2,083           2,450
                                                   -----------------------------    ------------------------------
      Total Operating Revenues                          474,955         422,179           807,592         702,350
                                                   -----------------------------    ------------------------------
Operating Expenses:
  Regulated
    Natural and propane gas                             288,284         247,918           463,559         381,761
    Other operation expenses                             32,808          29,663            62,291          60,987
    Maintenance                                           4,641           4,950             9,070           9,394
    Depreciation and amortization                         5,711           5,596            11,369          11,089
    Taxes, other than income taxes                       24,897          22,579            39,729          36,707
                                                   -----------------------------    ------------------------------
      Total regulated operating expenses                356,341         310,706           586,018         499,938
  Non-Regulated
    Services                                             19,538          23,301            39,849          53,945
    Gas marketing                                        59,813          44,744           110,101          74,848
    Other                                                   804           1,106             1,771           2,083
                                                   -----------------------------    ------------------------------
      Total Operating Expenses                          436,496         379,857           737,739         630,814
                                                   -----------------------------    ------------------------------
Operating Income                                         38,459          42,322            69,853          71,536
                                                   -----------------------------    ------------------------------
Other Income and (Income Deductions) - Net                1,905             (25)            3,337           1,042
                                                   -----------------------------    ------------------------------
Interest Charges:
  Interest on long-term debt                              4,815           5,205             9,629          10,410
  Interest on long-term debt to unconsolidated
   affiliate trust                                          867             867             1,733           1,011
  Other interest charges                                    999             953             2,084           2,302
                                                   -----------------------------    ------------------------------
      Total Interest Charges                              6,681           7,025            13,446          13,723
                                                   -----------------------------    ------------------------------
Income Before Income Taxes                               33,683          35,272            59,744          58,855
Income Tax Expense                                       12,128          13,687            21,582          22,159
                                                   -----------------------------    ------------------------------
Net Income                                               21,555          21,585            38,162          36,696
Dividends on Redeemable Preferred Stock -
 Laclede Gas                                                 15              15                31              31
                                                   -----------------------------    ------------------------------
Net Income Applicable to Common Stock                  $ 21,540        $ 21,570          $ 38,131        $ 36,665
                                                   =============================    ==============================

Average Number of Common Shares
 Outstanding                                             19,167          19,002            19,142          18,981

Basic Earnings Per Share of Common Stock                  $1.12           $1.14             $1.99           $1.93

Diluted Earnings Per Share of Common Stock                $1.12           $1.14             $1.99           $1.93

Dividends Declared Per Share of Common
 Stock                                                    $.340           $.335             $.675           $.670

See notes to consolidated financial statements.

                                             THE LACLEDE GROUP, INC.
                               STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                 (UNAUDITED)

(Thousands)

                                                    Three Months Ended                Six Months Ended
                                                         March 31,                        March 31,
                                                ----------------------------     ---------------------------
                                                       2004           2003              2004          2003
                                                       ----           ----              ----          ----

Net Income Applicable to Common Stock               $ 21,540      $ 21,570          $ 38,131      $ 36,665
                                                ----------------------------     ---------------------------
Other Comprehensive Income:
  Net gain (loss) on cash flow hedging
   derivative instruments:
    Net hedging gain (loss) arising during
     period                                           (1,626)          260            (2,143)          260
    Reclassification adjustment for
     (gains) losses included in net income               294             -              (943)            -
                                                ----------------------------     ---------------------------
    Net unrealized gain (loss) on cash flow
     hedging derivative instruments                   (1,332)          260            (3,086)          260
                                                ----------------------------     ---------------------------
Other Comprehensive Income (Loss),
 Before Tax                                           (1,332)          260            (3,086)          260
Income Tax (Benefit) Expense Related to
 Items of Other Comprehensive Income
 (Loss)                                                 (515)          101            (1,192)          101
                                                ----------------------------     ---------------------------
Other Comprehensive Income (Loss), Net
 of Tax                                                 (817)          159            (1,894)          159
                                                ----------------------------     ---------------------------
Comprehensive Income                                $ 20,723      $ 21,729          $ 36,237      $ 36,824
                                                ============================     ===========================

See notes to consolidated financial statements.

                                             THE LACLEDE GROUP, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                 Mar. 31,           Sept. 30,           Mar. 31,
                                                                  2004                2003                2003
                                                                  ----                ----                ----
(Thousands)

                          ASSETS
Utility Plant                                                   $1,050,823          $1,030,665         $1,007,958
  Less: Accumulated depreciation and amortization                  416,767             409,418            402,357
                                                             --------------      --------------    ---------------
      Net Utility Plant                                            634,056             621,247            605,601
                                                             --------------      --------------    ---------------
Goodwill                                                            28,124              28,124             28,124
                                                             --------------      --------------    ---------------
Other Property and Investments                                      45,805              45,998             46,259
                                                             --------------      --------------    ---------------

Current Assets:
  Cash and cash equivalents                                         25,173               7,291             34,527
  Accounts receivable:
       Gas Customers - billed and unbilled                         127,261              70,217            115,568
       Other                                                        75,710              41,298             46,665
       Allowances for doubtful accounts                             (8,117)             (7,181)            (5,728)
  Delayed customer billings                                         36,141                   -             33,682
  Inventories:
       Natural gas stored underground at LIFO cost                  29,422             117,231             24,469
       Propane gas at FIFO cost                                     12,914              17,132             10,128
       Materials, supplies, and merchandise at avg. cost             4,686               4,071              4,263
  Derivative instrument assets                                       7,841              12,643              6,017
  Deferred income taxes                                              5,694               7,631              8,417
  Prepayments and other                                              7,375              17,557             11,038
                                                             --------------      --------------    ---------------
      Total Current Assets                                         324,100             287,890            289,046
                                                             --------------      --------------    ---------------

Deferred Charges:
  Prepaid pension cost                                             104,790             109,445            111,879
  Regulatory assets                                                 98,313             103,807             74,929
  Other                                                              9,389               6,287              5,649
                                                             --------------      --------------    ---------------
      Total Deferred Charges                                       212,492             219,539            192,457
                                                             --------------      --------------    ---------------
Total Assets                                                    $1,244,577          $1,202,798         $1,161,487
                                                             ==============      ==============    ===============

See notes to consolidated financial statements.

                                             THE LACLEDE GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS (Continued)
                                                  (UNAUDITED)

                                                                 Mar. 31,           Sept. 30,           Mar. 31,
                                                                  2004                2003                2003
                                                                  ----                ----                ----
(Thousands, except share amounts)

                  CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (70,000,000 shares authorized, 19,187,777,
   19,082,402 and 19,003,633 shares issued, respectively)       $   19,188          $   19,082         $   19,004
  Paid-in capital                                                   71,157              68,460             66,558
  Retained earnings                                                236,814             211,610            226,463
  Accumulated other comprehensive loss                              (1,974)                (80)              (180)
                                                              -------------      --------------     --------------
      Total common stock equity                                    325,185             299,072            311,845
  Redeemable preferred stock (less current sinking fund
   requirements) - Laclede Gas                                       1,108               1,258              1,258
  Long-term debt to unconsolidated affiliate trust                  46,400              46,400             46,400
  Long-term debt (less current portion) - Laclede Gas              234,661             259,625            259,588
                                                              -------------      --------------     --------------
      Total Capitalization                                         607,354             606,355            619,091
                                                              -------------      --------------     --------------

Current Liabilities:
  Notes payable                                                    191,415             218,200            122,390
  Accounts payable                                                  88,541              66,001             98,934
  Advance customer billings                                              -              15,361                  -
  Current portion of long-term debt and preferred stock             25,150                   -             25,000
  Taxes accrued                                                     29,103              13,211             25,667
  Unamortized purchased gas adjustment                               1,458               5,865              9,524
  Other                                                             49,343              47,638             46,509
                                                              -------------      --------------     --------------
      Total Current Liabilities                                    385,010             366,276            328,024
                                                              -------------      --------------     --------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                            185,748             180,598            159,148
  Unamortized investment tax credits                                 5,163               5,316              5,472
  Pension and postretirement benefit costs                          24,635              20,973             18,511
  Regulatory liabilities                                            13,878                 582              9,830
  Other                                                             22,789              22,698             21,411
                                                              -------------      --------------     --------------
      Total Deferred Credits and Other Liabilities                 252,213             230,167            214,372
                                                              -------------      --------------     --------------
Total Capitalization and Liabilities                            $1,244,577          $1,202,798         $1,161,487
                                                              =============      ==============     ==============

See notes to consolidated financial statements.

                                           THE LACLEDE GROUP, INC.
                                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                               (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                              2004               2003
                                                                              ----               ----
(Thousands)
Operating Activities:
  Net Income                                                                   $ 38,162          $ 36,696
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                13,174            12,794
    Deferred income taxes and investment
      tax credits                                                                 2,506             2,783
    Other - net                                                                     110               184
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (90,520)          (67,027)
      Unamortized purchased gas adjustments                                      (4,407)          (13,452)
      Deferred purchased gas costs                                               26,911               117
      Advance customer billings - net                                           (51,502)          (58,514)
      Accounts payable                                                           22,540            53,227
      Taxes accrued                                                              15,892            15,852
      Natural gas stored underground                                             87,809            52,652
      Other assets and liabilities                                               19,984            14,349
                                                                          --------------     -------------
         Net cash provided by operating activities                             $ 80,659          $ 49,661
                                                                          --------------     -------------

Investing Activities:
  Construction expenditures                                                     (25,133)          (22,859)
  Employee benefit trusts                                                        (1,702)             (507)
  Other investments                                                                 858            (1,002)
                                                                          --------------     -------------
         Net cash used in investing activities                                 $(25,977)         $(24,368)
                                                                          --------------     -------------

Financing Activities:
  Repayment of short-term debt - net                                            (26,785)          (39,280)
  Dividends paid                                                                (12,818)          (12,722)
  Issuance of common stock                                                        2,803             1,974
  Issuance of long-term debt to unconsolidated affiliate trust                        -            46,400
  Preferred stock reacquired and other                                                -                (8)
                                                                          --------------     -------------
         Net cash used in financing activities                                 $(36,800)         $ (3,636)
                                                                          --------------     -------------

Net Increase in Cash and Cash Equivalents                                      $ 17,882          $ 21,657
Cash and Cash Equivalents at Beginning of Period                                  7,291            12,870
                                                                          --------------     -------------
Cash and Cash Equivalents at End of Period                                     $ 25,173          $ 34,527
                                                                          ==============     =============

Supplemental Disclosure of Cash Paid During the Period for:
    Interest                                                                   $ 13,163          $ 13,766
    Income taxes                                                                    274               246

See notes to consolidated financial statements.

                           THE LACLEDE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Fiscal Year 2003 Form 10-K.

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

         REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenue at March 31, 2004 and 2003, for the Utility, was $22.3 million and $13.1 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at March 31, 2004 and 2003 were $6.9 million and $8.1 million, respectively. The amount of accrued unbilled revenue at September 30, 2003 was $8.9 million.

         SM&P, Laclede Energy Resources, Inc. (LER) and Laclede Group's other non-regulated subsidiaries record revenues when earned, either when the product is delivered or when services are performed.

         In the course of its business, Laclede Group's non-regulated marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER's fixed price energy contracts are designated as normal purchases and normal sales, as defined in accordance with the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues are recorded using a gross presentation.

         STOCK-BASED COMPENSATION - The Laclede Group Equity Incentive Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Incentive Plan is to provide a more competitive compensation program and to attract and retain those executive and other key employees essential to achieve the Company's strategic objectives. To accomplish this purpose, the compensation committee of the board of directors may grant awards under the Equity Incentive Plan that may be earned by achieving performance objectives and/or other criteria as determined by the compensation committee. Under the terms of the Equity Incentive Plan, key employees of the Company and its subsidiaries, as determined at the sole discretion of the administrator, will be eligible to receive (a) restricted shares of common stock, (b) performance awards, (c) stock options exercisable into shares of common stock, (d) stock appreciation rights, and (e) stock units, as well as any other stock-based awards not inconsistent with the Equity Incentive Plan. Each award under the Equity Incentive Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Incentive Plan may not exceed 1,250,000.

         During the six months ended March 31, 2004, the Company granted 1,500 shares of restricted stock at a weighted average fair value of $28.85 per share. These shares have restrictions on vesting, sale and transferability. The restrictions lapse with the passage of time. The Company holds the certificates for restricted stock until the shares fully vest in November 2005. In the interim, a participant receives full dividends and voting rights. Restricted stock awards are recorded at the market value on the date of the grant. Compensation cost charged against income for the six months ended March 31, 2004 was approximately $6,000, net of tax effects.

         During the six months ended March 31, 2004, the Company granted 224,000 non-qualified stock options to employees at an exercise price of $28.85 per share (none of these options were granted during the quarter ended March 31, 2004). These options may not be exercised before November 6, 2004. The stock options vest one-fourth each year for four years after the date of the grant and expire on the tenth anniversary of the grant date. The Company accounts for the Equity Incentive Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

No compensation expense has been recognized in net income, as all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company's stock on the date of the grant.

         Stock option activity for the quarter ended March 31, 2004 is presented below.

                                                                               Weighted Average
                                                           Shares               Exercise Price
                                                        ------------         --------------------
         Outstanding at December 31, 2003                 429,000                   $26.18

         Granted                                                -                        -
         Exercised                                        (34,050)                  $23.27
         Forfeited                                              -                        -

         Outstanding at March 31, 2004                    394,950                   $26.43

         Exercisable at March 31, 2004                     17,200                   $23.27

The closing price of the Company's common stock was $30.30 at March 31, 2004.

         If compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during the six months ended March 31, 2004 is $6.22 per option. The estimated fair value of options would be amortized to expense over the options' vesting period and restricted stock would be expensed on the grant date.

                                                                 Three Months Ended                  Six Months Ended
                                                                      March 31,                          March 31,
                                                            ------------------------------     -----------------------------
                                                                    2004           2003                2004          2003
                                                                    ----           ----                ----          ----
         (Thousands, Except Per Share Amounts)
         Net income applicable to
          common stock, as reported                                $21,540        $21,570             $38,131       $36,665

         Deduct: Total stock-based employee
          compensation expense determined
          under the fair value based method
          for all awards, net of tax effects                            84             25                 176            25
                                                            ------------------------------     -----------------------------

         Pro forma net income applicable
          to common stock                                          $21,456        $21,545             $37,955       $36,640
                                                            ==============================     =============================

         Earnings per share:

         Basic - as reported                                         $1.12          $1.14               $1.99         $1.93
         Diluted - as reported                                       $1.12          $1.14               $1.99         $1.93
         Basic - pro forma                                           $1.12          $1.13               $1.98         $1.93
         Diluted - pro forma                                         $1.12          $1.13               $1.98         $1.93

         The fair value of the options granted during the six months ended March 31, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                               Six Months Ended
                                                                   March 31,
                                                         -----------------------------
                                                              2004           2003
                                                              ----           ----
         Risk free interest rate                             4.30%           4.00%
         Expected dividend yield of stock                    4.60%           5.70%
         Expected volatility of stock                       25.00%          25.00%
         Expected life of option                           96 months       96 months

         NEW ACCOUNTING STANDARDS - Financial Accounting Standards Board
(FASB) Interpretation No. 46 (Revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities," addresses consolidation of business enterprises of variable interest entities. Public entities shall apply this Interpretation to their interests in special purpose entities as of the first interim period ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.

         In December 2002, Laclede Group formed a wholly owned trust, Laclede Capital Trust I (Trust), for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. As of March 31, 2004, the Trust has $45 million of Trust Preferred Securities outstanding. The sole assets of the Trust are debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities. Prior to the application of FIN 46R, the Trust was consolidated in the financial statements of Laclede Group. The Company evaluated the effect of this pronouncement on this consolidation. In accordance with the provisions of FIN 46R, Laclede Group has determined that the Trust is a variable interest entity because its common securities investment is considered not at risk, and Laclede Group is not the primary beneficiary of the Trust. Accordingly, the Trust was deconsolidated during the quarter ended March 31, 2004. The Consolidated Balance Sheets have been modified to include Investments in Unconsolidated Subsidiaries of $1.4 million representing Laclede Group's common securities investment in the Trust and to reflect Laclede Group's obligations related to the debentures. The common securities investment is included on the Other Property and Investments line on the Consolidated Balance Sheets. As permitted under FIN 46R, the Trust has been deconsolidated for prior periods and presented to be consistent with the current presentation. The adoption of FIN 46R did not result in a cumulative effect of an accounting change adjustment and did not have a material effect on the financial position or results of operations of Laclede Group.

         In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003) (SFAS No. 132(R)), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132(R) replaces SFAS No. 132, and requires certain additional disclosures that became effective for fiscal years ending after and interim periods beginning after December 15, 2003. The required disclosures are included in Note 3 to the Consolidated Financial Statements on page 12 of this report.

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

                                                                Three Months Ended          Six Months Ended
                                                                     March 31,                  March 31,
                                                              -----------------------    -----------------------
         (Thousands, Except Per Share Amounts)                    2004        2003           2004        2003
                                                                  ----        ----           ----        ----
         Basic EPS:
         Net Income Applicable to Common Stock                   $21,540     $21,570        $38,131     $36,665
         Weighted-Average Shares Outstanding                      19,167      19,002         19,142      18,981
         Earnings Per Share of Common
            Stock                                                  $1.12       $1.14          $1.99       $1.93

         Diluted EPS:
         Net Income Applicable to Common Stock                   $21,540     $21,570        $38,131     $36,665

         Weighted-Average Shares Outstanding                      19,167      19,002         19,142      18,981
         Dilutive Effect of Employee Stock Options                    30           -             27           -
                                                              -----------------------    -----------------------
         Weighted-Average Diluted Shares                          19,197      19,002         19,169      18,981
                                                              =======================    =======================

         Earnings Per Share of Common
            Stock                                                  $1.12       $1.14          $1.99       $1.93


3.       PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment.

         The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. The Utility has contributed $.2 million to the pension funds during the six months ended March 31, 2004, and expects to contribute a total of $.3 million during fiscal year 2004. Plan assets consist primarily of corporate and U.S. government obligations and indexed equity funds.

         Pension cost amounted to $1.1 million for the quarter ended March 31, 2004 and $.3 million for the same quarter last year. Pension costs for the six months ended March 31, 2004 were $2.2 million compared with $.6 million for the same period last year. These costs include amounts capitalized with construction activities.

         The net periodic pension costs include the following components:

                                                            Three Months Ended           Six Months Ended
                                                                March 31,                   March 31,
                                                          -----------------------     -----------------------
          (Thousands)                                         2004        2003            2004        2003
                                                              ----        ----            ----        ----

          Service cost - benefits earned
             during the period                               $ 2,777     $ 2,265        $  5,554    $  4,530
          Interest cost on projected
             benefit obligation                                4,058       4,150           8,115       8,300
          Expected return on plan assets                      (5,625)     (5,650)        (11,249)    (11,300)
          Amortization of transition obligation                    -         (59)              -        (118)
          Amortization of prior service cost                     331         348             662         696
          Amortization of actuarial loss                         951         334           1,901         669
          Regulatory adjustment                               (1,368)     (1,108)         (2,737)     (2,216)
                                                          -----------------------     -----------------------

          Net pension cost                                   $ 1,124     $   280        $  2,246    $    561
                                                          =======================     =======================

         Pursuant to the Missouri Public Service Commission's (MoPSC or Commission) order in Laclede Gas' 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the Utility's qualified pension plans is based on the ERISA minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3.4 million annually effective July 1, 2003. The difference between this amount on a pro-rata basis and pension expense as calculated pursuant to the above and included in the Statement of Consolidated Income and Statement of Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

         Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to MoPSC order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the six months ended March 31, 2004 or the six months ended March 31, 2003.

         SM&P maintains a defined benefit plan for selected employees. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material.

         Laclede Gas also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.

         Missouri state law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established the Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities and mutual funds invested in stocks and bonds. Laclede Gas has contributed $.1 million to the plans during the six months ended March 31, 2004, and expects to contribute a total of $7.6 million during fiscal 2004. The unrecognized transition obligation is being amortized over 20 years.

         Postretirement benefit costs were $2.0 million in the quarter ended March 31, 2004 compared with $1.9 million in the quarter ended March 31, 2003. Postretirement benefit costs were $4.0 million for the six months ended
                                     12

March 31, 2004 compared with $3.9 million for the six months ended March 31, 2003. These costs include amounts capitalized with construction activities.

         Net periodic postretirement benefit costs consisted of the following components:

                                                                   Three Months Ended        Six Months Ended
                                                                        March 31,                March 31,
                                                                 ---------------------    ----------------------
          (Thousands)                                               2004         2003          2004        2003
                                                                    ----         ----          ----        ----

          Service cost - benefits earned
            during the period                                      $  794     $  689         $1,587     $1,379
          Interest cost on accumulated
            postretirement benefit obligation                         801        915          1,601      1,830
          Expected return on plan assets                             (209)      (234)          (418)      (469)
          Amortization of transition
           obligation                                                 265        317            530        634
          Amortization of prior service cost                           (8)        82            (16)       164
          Amortization of actuarial loss                              174        104            349        208
          Regulatory adjustment                                       164         75            329        151
                                                                 ---------------------    ----------------------
          Net postretirement benefit cost                          $1,981     $1,948         $3,962     $3,897
                                                                 =====================    ======================

         Pursuant to the Commission's order in the Utility's 2002 rate case, the return on plan assets is based on market related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

4.       FINANCIAL INSTRUMENTS

         In the course of its business, LER enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2004, LER's open positions were not material to Laclede Group's financial position or results of operations. At that same date, LER had settled net long and short futures positions of 0.22 million MmBtu of natural gas for April 2004 and open short futures positions of 1.23 million MmBtu for May 2004, 1.02 million MmBtu for June 2004, 0.30 million MmBtu for November 2004, 0.25 million MmBtu for December 2004, and 0.14 million MmBtu for February 2005 at average prices of $5.07 per MmBtu, $4.97 per MmBtu, $4.90 per MmBtu, $5.92 per MmBtu, and $5.90 per MmBtu, respectively. Also, LER had open long futures positions of 0.30 million MmBtu for October 2004 and 0.14 million MmBtu for September 2005 at average prices of $4.73 per MmBtu and $5.05 per MmBtu, respectively. These futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $2.1 million of pre-tax net unrealized losses on cash flow hedging derivative instruments at March 31, 2004 will be reclassified into the Consolidated Statement of Income during fiscal 2004. The remainder, approximately $.2 million of pre-tax net unrealized losses, will be reclassified during fiscal 2005. The ineffective portions of these hedge instruments were immaterial for the periods presented, and such amounts are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.       INCOME TAXES

         Net provision for income taxes was as follows during the periods set forth below:

                                                       Three Months Ended          Six Months Ended
                                                            March 31,                  March 31,
                                                     -----------------------    -----------------------
        (Thousands)                                     2004        2003           2004        2003
                                                        ----        ----           ----        ----
        Federal
          Current                                       $ 9,441     $11,462        $16,373     $16,565
          Deferred                                        1,025         161          2,186       2,308
        State and Local
          Current                                         1,515       1,990          2,703       2,811
          Deferred                                          147          74            320         475
                                                     -----------------------    -----------------------
              Total                                     $12,128     $13,687        $21,582     $22,159
                                                     =======================    =======================

6.       OTHER INCOME AND INCOME DEDUCTIONS - NET

                                                   Three Months Ended            Six Months Ended
                                                       March 31,                     March 31,
                                              -------------------------    --------------------------
        (Thousands)                                  2004         2003           2004          2003
                                                     ----         ----           ----          ----

        Investment gains                            $1,947       $   -          $1,947        $    -
        Allowance for funds used during
          construction                                 (29)        (26)            (61)          (51)
        Other income                                   310         340             838           522
        Other income deductions                       (323)       (339)            613           571
                                              -------------------------    --------------------------
        Other income and income
          deductions - net                          $1,905       $ (25)         $3,337        $1,042
                                              =========================    ==========================

         Laclede Gas recorded the receipt of proceeds totaling $1.9 million during the quarter ended March 31, 2004 related to its interest, as a policyholder, in the sale of a mutual insurance company. This represents an initial distribution relating to certain policies held by the Utility. Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company.

7.       INFORMATION BY OPERATING SEGMENT

         The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. The Non-Regulated Services segment includes the results of SM&P, an underground facility locating and marking business operating in the midwestern states, a wholly owned subsidiary of Laclede Group. The Non-Regulated Gas Marketing segment includes the results of LER, a wholly owned subsidiary of Laclede Group. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, the sale of insurance-related products, and financial investments in other enterprises. These operations are conducted through five wholly owned subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."


                                       Regulated                  Non-Regulated
                                          Gas       Non-Regulated      Gas       Non-Regulated
(Thousands)                          Distribution     Services      Marketing        Other      Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------------
Three Months Ended
March 31, 2004
--------------
Revenues from external
  customers                            $  396,468      $ 15,183      $ 56,026       $   935      $      -     $  468,612
Intersegment revenues                         430            67         5,454           392             -          6,343
                                     -------------------------------------------------------------------------------------
Total operating revenues                  396,898        15,250        61,480         1,327             -        474,955
Net income (loss) applicable to
  common stock                             23,359        (3,173)        1,016           338             -         21,540
Total assets                            1,137,824        48,456        40,946        36,699       (19,348)     1,244,577

Six Months Ended
March 31, 2004
--------------
Revenues from external
  customers                            $  657,007      $ 34,666      $102,503       $ 1,744      $      -     $  795,920
Intersegment revenues                       1,241           132         9,960           339             -         11,672
                                     -------------------------------------------------------------------------------------
Total operating revenues                  658,248        34,798       112,463         2,083             -        807,592
Net income (loss) applicable to
  common stock                             40,683        (4,198)        1,427           219             -         38,131
Total assets                            1,137,824        48,456        40,946        36,699       (19,348)     1,244,577

Three Months Ended
March 31, 2003
--------------
Revenues from external
  customers                            $  356,616      $ 17,259      $ 39,740       $ 1,263      $      -     $  414,878
Intersegment revenues                         840            56         6,134           316           (45)         7,301
                                     -------------------------------------------------------------------------------------
Total operating revenues                  357,456        17,315        45,874         1,579           (45)       422,179
Net income (loss) applicable to
  common stock                             24,874        (4,264)          650           310             -         21,570
Total assets                            1,062,799        54,200        35,860        44,290       (35,662)     1,161,487

Six Months Ended
March 31, 2003
--------------
Revenues from external
  customers                            $  573,781      $ 48,013      $ 67,169       $ 2,174      $      -     $  691,137
Intersegment revenues                         840           125         9,972           366           (90)        11,213
                                     -------------------------------------------------------------------------------------
Total operating revenues                  574,621        48,138        77,141         2,540           (90)       702,350
Net income (loss) applicable to
  common stock                             39,447        (4,433)        1,333           318             -         36,665
Total assets                            1,062,799        54,200        35,860        44,290       (35,662)     1,161,487

         In November 2002, two customers notified SM&P that, due to actions they had taken to address workforce management issues, they did not intend to continue to outsource certain functions, which included locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it would continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. Revenue from these customers totaled approximately $29 million and $45 million for fiscal 2003 and fiscal 2002, respectively. Revenue from these customers for the quarter ended March 31, 2004 was $4.7 million, compared with $7.2 million for the same period last year. Revenue from these customers for the six months ended March 31, 2004 was $8.6 million, compared with $21.9 for the same period last year. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment, for which the Company recorded an after-tax charge of approximately $1.0 million, all of which was expensed during the quarter ended March 31, 2003. SM&P continues to pursue, and has obtained, new business to partially offset the business lost in fiscal year 2003. The underground facility locating industry, however, remains competitive with many contracts subject to termination on as little as 30-days notice. Also, SM&P's customers are primarily in the utility and telecommunication sector with their workload influenced by construction trends.

8.       COMMITMENTS AND CONTINGENCIES

         Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

         With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of March 31, 2004, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

         Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan (RAP), for submission to the VCP, and a site development plan. Laclede Gas is engaged in ongoing meetings with the developer to determine what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

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

         While the scope of future costs relative to the Shrewsbury site will not be significant, the scope of costs relative to the other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

         SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group's acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims have been asserted in various proceedings, including one "opt-in" collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a ruling on February 27, 2004 in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001 were given notice of the lawsuit and the opportunity, until June 7, 2004, to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Approximately 600 of the employees to whom notice was sent have joined this lawsuit to date, the vast majority of whom are former employees. SM&P is unable to predict the number that ultimately will opt-in. SM&P is vigorously contesting these claims, including opposition to this case ultimately proceeding as a collective action. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

         Laclede Group and its subsidiaries are involved in other litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

         On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas is paying the $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003 the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. The Company continues to believe in the merit of its position and intends to vigorously assert its position in the appeal. To the extent that a final decision in the courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position and results of operation of the Company.

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

         Laclede Group had guarantees totaling $5.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2004. No amounts have been recorded for these guarantees in the financial statements.

         Laclede Gas Company's Financial Statements and Notes to Financial Statements are included in Exhibit 99.1 to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE LACLEDE GROUP, INC.
-----------------------

This management's discussion analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. It includes management's view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on overall financial condition and liquidity.

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

o   weather conditions and catastrophic events;
o   economic, competitive, political and regulatory conditions;
o legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
     o   allowed rates of return
     o   incentive regulation
     o   industry structure
     o   purchased gas adjustment provisions
     o   rate design structure and implementation
     o   franchise renewals
     o   environmental or safety matters
     o   taxes
     o   accounting standards;
o   the results of litigation;
o retention, ability to attract, ability to collect from and conservation efforts of customers;
o capital and energy commodity market conditions including the ability to obtain funds for necessary capital expenditures and the terms and conditions imposed for obtaining sufficient gas supply;
o   discovery of material weakness in internal controls; and
o   employee workforce issues.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto.

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

The Laclede Group, Inc.'s (Laclede Group or the Company) earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri's largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility's earnings are generated by the sale of heating energy, which was historically heavily influenced by the weather. As part of the 2002 rate case settlement, the Utility initiated, effective November 9, 2002, an innovative weather mitigation rate design that lessens the impact of weather volatility on Laclede Gas customers during cold winters and is expected to stabilize the Utility's earnings in the future by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. Due to the material seasonal cycle of Laclede Gas, the accompanying interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business wholly owned by Laclede Group, whose operations tend to be counter-seasonal to those of Laclede Gas. Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary, is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group's strategy includes efforts to stabilize and improve performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return has been a fundamental component of the Laclede Group strategy. The Utility's distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 15,000-mile natural gas distribution system and related storage facilities. In fiscal 2003, when the weather mitigation rate design first went into effect, the weather was essentially normal; therefore, its impact was minimal. However, it has shown its value during the first six months of fiscal 2004, as the downward pressure on revenues and earnings has been significantly mitigated despite temperatures that were 14% warmer than normal. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure.

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working toward expanding its geographic footprint into new markets, and has made notable gains in adding business in several key markets after experiencing setbacks in fiscal 2003. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system transportation customers and customers outside of Laclede Gas' traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER's operations, similar to the Utility's income from off-system sales, is subject to fluctuations in market conditions.

Quarter Ended March 31, 2004
-------------------------------



Overview - Net Income by Operating Segment                    Quarter Ended
                                                                March 31,
                                                        -------------------------
(millions, after-tax)                                      2004           2003
                                                           ----           ----

Regulated Gas Distribution                                $23.4          $24.9
Non-Regulated Services                                     (3.2)          (4.3)
Non-Regulated Gas Marketing                                 1.0             .7
Other Non-Regulated Subsidiaries                             .3             .3
                                                        ----------    -----------
Net Income Applicable to Common Stock                     $21.5          $21.6
                                                        ==========    ===========

Laclede Group's basic and diluted earnings per share were $1.12 for the quarter ended March 31, 2004, compared with $1.14 per share reported for the same quarter last year. The $.02 per share decrease is primarily the result of the increase in common shares outstanding. The year-to-year decrease in consolidated net income of $.1 million was primarily attributable to the following factors, quantified on a pre-tax basis.

Utility earnings decreased primarily due to the following factors:

o income from off-system sales and capacity release decreased $2.3 million from the quarter ended March 31, 2003, resulting from less favorable market conditions; and,

o operating expenses increased, compared with the same quarter last year, primarily attributable to a higher provision for uncollectible accounts and increased pension costs.

These factors were largely offset by higher non-operating income recorded this year, resulting from the receipt of proceeds totaling $1.9 million related to the Utility's interest, as a policyholder, in the sale of a mutual insurance company. This represents an initial distribution relating to certain policies held by the Utility. Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company.

The decrease in Utility earnings was essentially offset on a consolidated basis by improved results reported by SM&P and LER. SM&P's improvement over the prior year primarily reflects the right-sizing costs recorded during the quarter ended March 31, 2003 related to the loss of revenue from two customers (discussed below). LER's earnings were slightly higher compared with the same quarter last year.

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

Regulated operating revenues for the quarter ended March 31, 2004 were $396.9 million, or $39.4 million greater than the same period last year. The increase was primarily attributable to higher PGA rates totaling approximately $54.7 million and increased off-system sales revenues totaling $4.2 million. Regulated operating revenues were partially offset by lower system gas sales levels resulting from warmer weather and other variations totaling $19.5 million. Temperatures were 8% warmer than normal and 10% warmer than the same quarter last year. System therms sold and transported decreased by 36.0 million therms, or 7.6%, below the quarter ended March 31, 2003.

Regulated operating expenses for the quarter ended March 31, 2004 increased $45.6 million from the same quarter last year. Natural and propane gas expense increased $40.4 million above last year's level primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses increased $2.8 million, or 8.2%, primarily due to a higher provision for uncollectible accounts, increased pension costs, and higher wage rates. Depreciation and amortization expense increased $.1 million primarily due to increased depreciable property. Taxes, other than income, increased $2.3 million, or 10.3%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenue for this quarter decreased $2.1 million primarily due to a reduced level of business from two customers, which was partially offset by the addition of new business in other markets. Revenue from these two customers for the quarter ended March 31, 2004 was $4.7 million, compared with $7.2 million for the same period last year. The reduction in non-regulated services operating expenses totaling $3.8 million was primarily attributable to a reduction in personnel and related expenses and a non-recurring $1.0 million after-tax charge recorded during the quarter ending March 31, 2003. This reduction was partially offset by charges attributable to the employment-related litigation described in Note 8 to the Consolidated Financial Statements on page 16 of this report. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30-days notice. SM&P's customers are primarily in the utility and telecommunication sector with their workload influenced by construction trends.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $15.6 million primarily due to higher sales volumes by LER. The increase in non-regulated gas marketing operating expenses was primarily associated with increased gas expense related to higher volumes purchased.

Other Income and (Income Deductions) - Net

The $1.9 million increase in other income and income deductions - net was primarily attributable to the Utility's recognition during the quarter ended March 31, 2004 of the receipt of proceeds totaling $1.9 million related to its interest, as a policyholder, in the sale of a mutual insurance company. This represents an initial distribution relating to certain policies held by the Utility. Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company.

Consolidated Interest Charges

The $.3 million decrease in interest charges was primarily due to lower interest on long-term debt due to the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds.

Six Months Ended March 31, 2004
-------------------------------

Overview - Net Income by Operating Segment                   Six Months Ended
                                                                 March 31,
                                                        --------------------------
(millions, after-tax)                                      2004            2003
                                                           ----            ----

Regulated Gas Distribution                                 $40.7           $39.5
Non-Regulated Services                                      (4.2)           (4.4)
Non-Regulated Gas Marketing                                  1.4             1.3
Other Non-Regulated Subsidiaries                              .2              .3
                                                        ----------    ------------
Net Income Applicable to Common Stock                      $38.1           $36.7
                                                        ==========    ============

Laclede Group's basic and diluted earnings per share were $1.99 for the six months ended March 31, 2004, an increase of $.06 per share, compared with $1.93 per share reported for the same period last year. The year-to-year increase in consolidated net income of $1.4 million was primarily attributable to the following factors, quantified on a pre-tax basis.

Utility earnings increased primarily due to the following factors:

o non-operating income recorded this year increased $2.3 million (primarily reflecting the receipt of proceeds discussed above); and,

o the fully-implemented general rate increase effective November 9, 2002 totaling $.9 million.

These factors were partially offset by:

o   pension costs that increased $1.4 million over the same period last year;
    and,

o the net effect totaling $1.9 million of lower system gas sales volumes (resulting from temperatures in Laclede Gas' service area that were 12% warmer than normal and 14% warmer than the same period last year) and the beneficial effect this year of the fully-implemented weather mitigation rate design. The magnitude of the effect of lower sales was smaller than would have previously been the case due to the impact of the fully-implemented weather mitigation rate design that produced higher margin revenue for the six months ended March 31, 2004, compared with the same period last year.

SM&P and LER reported minor improvements in earnings results compared with the same period last year.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for the six months ended March 31, 2004 were $658.2 million, or $83.6 million greater than the same period last year. The increase was primarily attributable to higher PGA rates totaling approximately $96.0 million, increased off-system sales revenues totaling $24.0 million and, to a lesser extent, the effect of the general rate increase totaling $.9 million. These factors were partially offset by lower system gas sales levels resulting from warmer weather and other variations totaling $37.3 million. Temperatures were 12% warmer than normal and 14% warmer than last year. System therms sold and transported decreased by 73.3 million therms, or 9.1%, below the six months ended March 31, 2003.

Regulated operating expenses for the six months ended March 31, 2004 increased $86.1 million from the same period last year. Natural and propane gas expense increased $81.8 million above last year's level primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses increased $1.0 million, or 1.4%, primarily due to increased pension costs and higher wage rates, partially offset by lower group insurance charges and reduced charges to maintenance expense. Depreciation and amortization expense increased $.3 million primarily due to increased depreciable property. Taxes, other than income, increased $3.0 million, or 8.2%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenue for the six months ended March 31, 2004 decreased $13.3 million primarily due to a reduced level of business from two customers. Revenue from these two customers for the six months ended March 31, 2004 was $8.6 million, compared with $21.9 million for the same period last year. The reduction in non-regulated services operating expenses totaling $14.1 million was primarily attributable to a reduction in personnel and related expenses and a non-recurring $1.0 million after-tax charge recorded during the six months ending March 31, 2003. This reduction was partially offset by charges attributable to the employment-related litigation described in Note 8 to the Consolidated Financial Statements on page 16 of this report.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $35.3 million primarily due to higher volumes and increased sales prices by LER. The increase in non-regulated gas marketing operating expenses was primarily associated with increased gas expense related to higher volumes purchased and increased prices.

Other Income and (Income Deductions) - Net

The $2.3 million increase in other income and income deductions - net was primarily attributable to the Utility's recognition this year of the receipt of proceeds totaling $1.9 million related to its interest, as a policyholder, in the sale of a mutual insurance company. This represents an initial distribution relating to certain policies held by the Utility.

Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company.

Consolidated Interest Charges

The $.3 million decrease in interest charges was primarily due to lower interest on long-term debt due to the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds, partially offset by the issuance of long-term debt to an unconsolidated affiliate trust in December 2002.

Regulatory Matters
------------------

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous order and Laclede Gas appealed this second order to the Circuit Court. In 2002, the Circuit Court ruled that the MoPSC's second order was lawful and reasonable, and Laclede Gas appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. On March 4, 2003 the Court of Appeals issued an opinion remanding the decision to the MoPSC based on the MoPSC's failure to support and explain its decision with adequate findings of fact. In May 2003, the Court of Appeals rejected the MoPSC's request that the Court reconsider its opinion or transfer this matter to the Missouri Supreme Court. On March 29, 2004, the MoPSC Staff and Laclede Gas responded to a MoPSC order directing interested parties to submit new proposed findings of fact on this issue for its consideration.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas is paying the $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003 the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. The Company continues to believe in the merit of its position and intends to vigorously assert its position in the appeal. To the extent that a final decision in the courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position and results of operations of the Company.

On March 1, 2004, the Utility made an Infrastructure System Replacement Surcharge (ISRS) filing with the MoPSC that is designed to increase revenues by approximately $3.9 million annually. Such filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On March 12, 2004, the MoPSC suspended the proposed surcharge until June 29, 2004.

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

         The Utility's Purchased Gas Adjustment Clause (PGA) allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Utility's use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and liabilities that are recovered or refunded in a subsequent period.

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

For further discussion of significant accounting policies, see the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended September 30, 2003.

Accounting Pronouncements
-------------------------

Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities," addresses consolidation of business enterprises of variable interest entities. Public entities shall apply this Interpretation to their interests in special purpose entities as of the first interim period ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.

In December 2002, Laclede Group formed a wholly owned trust, Laclede Capital Trust I (Trust), for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. As of March 31, 2004, the Trust has $45 million of Trust Preferred Securities outstanding. The sole assets of the Trust are debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities. Prior to the application of FIN 46R, the Trust was consolidated in the financial statements of Laclede Group. The Company evaluated the effect of this pronouncement on this consolidation. In accordance with the provisions of FIN 46R, Laclede Group has determined that the Trust is a variable interest entity because its common securities investment is considered not at risk, and Laclede Group is not the primary beneficiary of the Trust. Accordingly, the Trust was deconsolidated during the quarter ended March 31, 2004. The Consolidated Balance Sheets have been modified to include Investments in Unconsolidated Subsidiaries of $1.4 million representing Laclede Group's common securities investment in the Trust and to reflect Laclede Group's obligations related to the debentures. The common securities investment is included on the Other Property and Investments line on the Consolidated Balance Sheets. As permitted under FIN 46R, the Trust has been deconsolidated for prior periods and presented to be consistent with the current presentation. The adoption of FIN 46R did not result in a cumulative effect of an accounting change adjustment and did not have a material effect on the financial position or results of operations of Laclede Group.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003) (SFAS No. 132(R)), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132(R) replaces SFAS No. 132, and requires certain additional disclosures that became effective for fiscal years ending after and interim periods beginning after December 15, 2003. The required disclosures are included in Note 3 to the Consolidated Financial Statements on page 12 of this report.

FINANCIAL CONDITION

Credit Ratings
--------------

As of March 31, 2004, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility                      S&P            Moody's          Fitch
-----------------------------------------------------------------------------
Laclede Group Corporate Rating        A
Laclede Gas First Mortgage Bonds      A              A3               A+
Laclede Gas Commercial Paper          A-1            P-2
Trust Preferred Securities            A-             Baa3             BBB+

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

Net cash provided by operating activities for the six months ended March 31, 2004 was $80.7 million, a $31.0 million increase, compared with the same period last year. The increase in cash provided by operating activities was primarily attributable to changes in the cost of natural gas in storage and favorable variations in the timing of collections of gas cost under the PGA clause. Cash flows were adversely impacted by variations in accounts payable, primarily associated with the cost of natural gas.

Net cash used in investing activities for the six months ended March 31, 2004 was $26.0 million compared with $24.4 million for the six months ended March 31, 2003. Cash used in investing activities primarily reflected Utility construction expenditures in both periods.

Net cash used in financing activities was $36.8 for the six months ended March 31, 2004 compared with $3.6 million for the six months ended March 31, 2003. The variation primarily reflects the issuance last year of long-term debt to an unconsolidated affiliate trust.

Liquidity and Capital Resources
-------------------------------

Maximum consolidated short-term borrowings at any one time during the quarter ended March 31, 2004 were $241.8 million.

Short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas currently has lines of credit in place of up to $265 million, after the expiration of a seasonal line of $25 million on February 13, 2004. Short-term borrowings outstanding at March 31, 2004 were $191.4 million at a weighted average interest rate of 1.11%. Based on short-term borrowings at March 31, 2004, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $1.9 million on an annual basis.

Most of Laclede Gas' lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On March 31, 2004, total debt was 59% of total capitalization.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit expiring in June 2004, with interest rates indexed to LIBOR or Prime, to meet short-term liquidity needs of its subsidiaries. This line of credit has a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the utility's total capitalization (as noted above, this ratio stood at 59% on March 31, 2004). This line has been used to provide a letter of credit of $1.2 million on behalf of SM&P as of April 2004, which has not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. There were no borrowings outstanding as of March 31, 2004.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this S-3, $408.6 million remain registered and unissued as of March 31, 2004. Subject to favorable market conditions, the Company contemplates issuing 1.5 million shares of common stock (plus up to an additional 15% of that amount to cover over-allotments) during the quarter ending June 30, 2004. The proceeds from the sale will be utilized to reduce short-term borrowings at our subsidiary, Laclede Gas, and for general corporate purposes.

At March 31, 2004, Laclede Gas had fixed-rate long-term debt totaling $260 million, including a $50 million 6 5/8% issue callable in June 2004 and a current portion of $25 million scheduled to mature in November 2004. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this S-3, $270 million of debt securities remained registered and unissued as of March 31, 2004. On April 28, 2004, Laclede Gas sold $50 million principal amount of First Mortgage Bonds, 5 1/2% Series due May 1, 2019 and $100 million principal amount of First Mortgage Bonds, 6% Series due May 1, 2034. The net proceeds from such sale, estimated to be $147.9 million, will be used to reduce short-term debt, to redeem at par $50 million principal amount of Laclede Gas' 6 5/8% First Mortgage Bonds on or after June 15, 2004, to pay at maturity $25 million principal amount of 8 1/2% First Mortgage Bonds in November 2004 and for general corporate purposes.

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

Laclede Group had guarantees totaling $5.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2004. No amounts have been recorded for these guarantees in the financial statements.

Utility construction expenditures were $24.7 million for the six months ended March 31, 2004, compared with $22.7 million for the same period last year. Non-utility construction expenditures were $.4 million for the six months ended March 31, 2004, compared with $.2 million for the same period last year.

Consolidated capitalization at March 31, 2004, excluding current obligations of long-term debt and preferred stock, increased $1.0 million since September 30, 2003 and consisted of 53.6% Laclede Group common stock equity, ..2% Laclede Gas preferred stock equity, 7.6% long-term debt to unconsolidated affiliate trust and 38.6% Laclede Gas long-term debt.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at March 31, 2004 and at September 30, 2003, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at March 31, 2003 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Market Risk
-----------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At March 31, 2004, the Utility held approximately 11.6 million MmBtu of futures contracts at an average price of $5.33 per MmBtu. Additionally, approximately 5.1 million MmBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through October 2004.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2004, LER's open positions were not material to Laclede Group's financial position or results of operations.

Environmental Matters
---------------------

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are nearing completion. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of March 31, 2004, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan (RAP), for submission to the VCP, and a site development plan. Laclede Gas continues to explore with the developer what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

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

While the scope of future costs relative to the Shrewsbury site will not be significant, the scope of costs relative to the other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company's Management's Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations, page 27 of this report.

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

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For a description of environmental matters, see Note 8 to the Consolidated Financial Statements on page 16. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, page 23 of this report.

         SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group's acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims have been asserted in various proceedings, including one "opt-in" collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a ruling on February 27, 2004 in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001 were given notice of the lawsuit and the opportunity, until June 7, 2004, to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Approximately 600 of the employees to whom notice was sent have joined this lawsuit to date, the vast majority of whom are former employees. SM&P is unable to predict the number that ultimately will opt-in. SM&P is vigorously contesting these claims, including opposition to this case ultimately proceeding as a collective action. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

         Laclede Group and its subsidiaries are involved in other litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders:

         The annual meeting of shareholders of The Laclede Group was held on January 29, 2004, for the purpose of electing three directors to the board of directors and ratifying the appointment of independent auditors. Management's three nominees for directors listed in the proxy statement were unopposed and were elected upon the following votes:

              DIRECTOR NOMINEE               FOR              WITHHELD
              ----------------               ----             --------
              Dr. Henry Givens, Jr.       15,832,230           342,768
              Mary Ann Van Lokeren        15,907,201           267,797
              Douglas H. Yaeger           15,830,955           344,042

         The proposal to ratify the appointment of Deloitte & Touche LLP, Certified Public Accountants, to audit the accounts of the Company for the fiscal year ending September 30, 2004 was passed upon the following vote:

                     FOR                   AGAINST                ABSTAIN
                     ---                   -------                -------
                  15,886,256               168,447                120,294

Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K

During the quarter, Laclede Group had three reports on Form 8-K:

1. Form 8-K dated January 29, 2004 furnishing under Items 7 and 12 the Company's first quarter earnings release.

2. Form 8-K dated January 29, 2004 furnishing under Items 7 and 9 regarding the presentation of the Company's officers at the annual meeting of shareholders on that same date.

3. Form 8-K dated January 29, 2004 furnishing under Items 7 and 9 the dividend declaration press release.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                              The Laclede Group, Inc.



                                              By: /s/ Barry C. Cooper
                                                  --------------------------
Dated: April 27, 2004                             Barry C. Cooper
       --------------                             Chief Financial Officer
                                                  (Authorized Signatory and
                                                  Chief Financial Officer)

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                              Laclede Gas Company

                                              By: /s/ Barry C. Cooper
                                                  -------------------------
Dated: April 27, 2004                             Barry C. Cooper
       --------------                             Chief Financial Officer
                                                  (Authorized Signatory and
                                                  Chief Financial Officer)

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

10.17 - Form of Restricted Stock Award Agreement under The Laclede Group Equity Incentive Plan.

12    -  Ratio of Earnings to Fixed Charges.

31    -  Certificates under Rule 13a-14(a) of the CEO and CFO of The Laclede
         Group, Inc. and Laclede Gas Company.

32    -  Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.

99.1 - Laclede Gas Company - Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Notes to Financial Statements.