Form 10-Q
period 2004-06-30
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2004-07-30
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2004
OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934


    ----------------------------------------------------------------------------------------------------
     Commission File   Exact Name of Registrant as           State of             I.R.S.
     Number            Specified in its Charter and          Incorporation        Employer
                       Principal Office Address and                               Identification Number
                       Telephone Number
    ----------------------------------------------------------------------------------------------------
     1-16681           The Laclede Group, Inc.               Missouri             74-2976504
                       720 Olive Street
                       St. Louis, MO 63101
                       314-342-0500
    ----------------------------------------------------------------------------------------------------
     1-1822            Laclede Gas Company                   Missouri             43-0368139
                       720 Olive Street
                       St. Louis, MO 63101
                       314-342-0500
    ----------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

            The Laclede Group, Inc.:                    Yes  X         No
                                                            ---           ---

            Laclede Gas Company:                        Yes  X         No
                                                            ---           ---

and (2) has been subject to such filing requirements for the past 90 days:

            The Laclede Group, Inc.:                    Yes  X         No
                                                            ---           ---

            Laclede Gas Company:                        Yes  X         No
                                                            ---           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

            The Laclede Group, Inc.                     Yes  X         No
                                                            ---           ---

            Laclede Gas Company:                        Yes            No  X
                                                            ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                          Shares Outstanding At
Registrant                Description of Common Stock         July 30, 2004
----------                ---------------------------         -------------
The Laclede Group, Inc.   Common Stock ($1.00 Par Value)       20,978,823
Laclede Gas Company       Common Stock ($1.00 Par Value)              100*

*100% owned by The Laclede Group, Inc.

TABLE OF CONTENTS                                                               Page No.
                                                                                --------

PART I. FINANCIAL INFORMATION

Item 1   Financial Statements

         The Laclede Group, Inc.:
                  Statements of Consolidated Income                             4
                  Statements of Consolidated Comprehensive Income               5
                  Consolidated Balance Sheets                                   6-7
                  Statements of Consolidated Cash Flows                         8
                  Notes to Consolidated Financial Statements                    9-18

         Laclede Gas Company:
                  Statements of Income                                     Ex. 99.1, p. 1
                  Balance Sheets                                           Ex. 99.1, pp. 2-3
                  Statements of Cash Flows                                 Ex. 99.1, p. 4
                  Notes to Financial Statements                            Ex. 99.1, pp. 5-10


Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (The Laclede Group, Inc.)              19-29
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Laclede Gas Company)              Ex. 99.1, pp. 11-19

Item 3   Quantitative and Qualitative Disclosures About Market Risk            30

Item 4    Controls and Procedures                                              30

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                     31

Item 6   Exhibits and Other Reports on Form 8-K                                31

SIGNATURES - The Laclede Group, Inc.                                           32

SIGNATURES - Laclede Gas Company                                               33

INDEX TO EXHIBITS                                                              34

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

Item 1. Financial Statements

                                             THE LACLEDE GROUP, INC.
                                        STATEMENTS OF CONSOLIDATED INCOME
                                                  (UNAUDITED)

(Thousands, Except Per Share Amounts)

                                                       Three Months Ended               Nine Months Ended
                                                            June 30,                        June 30,
                                                   ---------------------------     ----------------------------
                                                        2004           2003              2004           2003
                                                        ----           ----              ----           ----
Operating Revenues:
  Regulated
    Gas distribution                                   $125,870      $114,207          $784,118       $688,828
  Non-Regulated
    Services                                             34,973        27,276            69,771         75,414
    Gas marketing                                        80,475        41,762           192,938        118,903
    Other                                                 3,742         3,350             5,825          5,800
                                                   ---------------------------     ----------------------------
        Total Operating Revenues                        245,060       186,595         1,052,652        888,945
                                                   ---------------------------     ----------------------------
Operating Expenses:
  Regulated
    Natural and propane gas                              68,855        60,293           532,414        442,054
    Other operation expenses                             28,411        27,097            90,702         88,084
    Maintenance                                           4,599         4,583            13,669         13,977
    Depreciation and amortization                         5,746         5,579            17,115         16,668
    Taxes, other than income taxes                       12,018        11,553            51,747         48,260
                                                   ---------------------------    -----------------------------
        Total regulated operating expenses              119,629       109,105           705,647        609,043
  Non-Regulated
    Services                                             29,619        24,721            69,468         78,666
    Gas marketing                                        78,567        40,381           188,668        115,228
    Other                                                 3,690         3,185             5,461          5,269
                                                   ---------------------------    -----------------------------
        Total Operating Expenses                        231,505       177,392           969,244        808,206
                                                   ---------------------------    -----------------------------
Operating Income                                         13,555         9,203            83,408         80,739
                                                   ---------------------------    -----------------------------
Other Income and (Income Deductions) - Net                   65           (68)            3,402            974
                                                   ---------------------------    -----------------------------
Interest Charges:
  Interest on long-term debt                              6,207         4,945            15,836         15,355
  Interest on long-term debt to unconsolidated
   affiliate trust                                          893           866             2,626          1,877
  Other interest charges                                    565           810             2,649          3,112
                                                   ---------------------------    -----------------------------
        Total Interest Charges                            7,665         6,621            21,111         20,344
                                                   ---------------------------    -----------------------------
Income Before Income Taxes                                5,955         2,514            65,699         61,369
Income Tax Expense                                        2,192           476            23,774         22,635
                                                   ---------------------------    -----------------------------
Net Income                                                3,763         2,038            41,925         38,734
Dividends on Redeemable Preferred Stock -
 Laclede Gas                                                 16            16                47             47
                                                   ---------------------------    -----------------------------
Net Income Applicable to Common Stock                  $  3,747      $  2,022          $ 41,878       $ 38,687
                                                   ===========================    =============================

Average Number of Common Shares Outstanding              19,863        19,044            19,381         19,002

Basic Earnings Per Share of Common Stock                   $.19          $.11             $2.16          $2.04

Diluted Earnings Per Share of Common Stock                 $.19          $.11             $2.16          $2.04

Dividends Declared Per Share of Common Stock              $.340         $.335            $1.015         $1.005


See notes to consolidated financial statements.

                                             THE LACLEDE GROUP, INC.
                                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                  (UNAUDITED)

(Thousands)

                                                       Three Months Ended             Nine Months Ended
                                                            June 30,                      June 30,
                                                   -------------------------     ---------------------------
                                                       2004           2003           2004           2003
                                                       ----           ----           ----           ----

Net Income Applicable to Common Stock                 $3,747         $2,022          $41,878        $38,687
                                                   -------------------------     ---------------------------
Other Comprehensive Income:
  Net gain (loss) on cash flow hedging
   derivative instruments:
    Net hedging gain (loss) arising during
     period                                             (727)           259           (2,870)           519
    Reclassification adjustment for
     (gains) losses included in net income             2,693           (229)           1,750           (229)
                                                   -------------------------     ---------------------------
    Net unrealized gain (loss) on cash flow
     hedging derivative instruments                    1,966             30           (1,120)           290
                                                   -------------------------     ---------------------------
Other Comprehensive Income (Loss),                                       30           (1,120)           290
 Before Tax                                            1,966
Income Tax (Benefit) Expense Related to
 Items of Other Comprehensive Income (Loss)              760             11             (432)           112
                                                   -------------------------     ---------------------------
Other Comprehensive Income (Loss), Net
 of Tax                                                1,206             19             (688)           178
                                                   -------------------------     ---------------------------
Comprehensive Income                                  $4,953         $2,041          $41,190        $38,865
                                                   =========================     ===========================

See notes to consolidated financial statements.

                                           THE LACLEDE GROUP, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)

                                                                June 30,          Sept. 30,         June 30,
                                                                  2004              2003             2003
                                                                  ----              ----             ----
(Thousands)

                          ASSETS

Utility Plant                                                   $1,060,868        $1,030,665       $1,018,482
  Less: Accumulated depreciation and amortization                  420,994           409,418          406,482
                                                             --------------    --------------    -------------
    Net Utility Plant                                              639,874           621,247          612,000
                                                             --------------    --------------    -------------
Goodwill                                                            28,124            28,124           28,124
                                                             --------------    --------------    -------------
Other Property and Investments                                      45,785            45,998           45,691
                                                             --------------    --------------    -------------

Current Assets:
  Cash and cash equivalents                                         11,877             7,291            7,274
  Accounts receivable:
    Gas Customers - billed and unbilled                             78,633            70,217           70,444
    Other                                                           64,858            41,298           39,401
    Allowances for doubtful accounts                                (7,935)           (7,181)          (5,415)
  Delayed customer billings                                         11,211                 -           16,778
  Inventories:
    Natural gas stored underground at LIFO cost                     56,173           117,231           51,870
    Propane gas at FIFO cost                                        15,808            17,132           12,473
    Materials, supplies, and merchandise at avg. cost                4,920             4,071            4,342
  Derivative instrument assets                                       7,141            12,643           11,521
  Deferred income taxes                                              5,579             7,631            6,332
  Prepayments and other                                             15,052            17,557            8,698
                                                             --------------    --------------    -------------
    Total Current Assets                                           263,317           287,890          223,718
                                                             --------------    --------------    -------------

Deferred Charges:
  Prepaid pension cost                                             102,463           109,445          110,662
  Regulatory assets                                                102,200           103,807           72,266
  Other                                                              9,901             6,287            6,052
                                                             --------------    --------------    -------------
    Total Deferred Charges                                         214,564           219,539          188,980
                                                             --------------    --------------    -------------
Total Assets                                                    $1,191,664        $1,202,798       $1,098,513
                                                             ==============    ==============    =============

See notes to consolidated financial statements.

                                              THE LACLEDE GROUP, INC.
                                      CONSOLIDATED BALANCE SHEETS (Continued)
                                                   (UNAUDITED)

                                                                       June 30,         Sept. 30,         June 30,
                                                                         2004             2003              2003
                                                                         ----             ----              ----
(Thousands, except share amounts)

                  CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (70,000,000 shares authorized, 20,946,171,
   19,082,402 and 19,046,235 shares issued, respectively)             $   20,946       $   19,082        $   19,046
  Paid-in capital                                                        115,138           68,460            67,521
  Retained earnings                                                      233,439          211,610           222,105
  Accumulated other comprehensive loss                                      (768)             (80)             (161)
                                                                    -------------    -------------     -------------
    Total common stock equity                                            368,755          299,072           308,511
  Redeemable preferred stock (less current sinking fund
   requirements) - Laclede Gas                                             1,108            1,258             1,258
  Long-term debt to unconsolidated affiliate trust                        46,400           46,400            46,400
  Long-term debt (less current portion) - Laclede Gas                    333,911          259,625           259,607
                                                                    -------------    -------------     -------------
    Total Capitalization                                                 750,174          606,355           615,776
                                                                    -------------    -------------     -------------

Current Liabilities:
  Notes payable                                                            3,625          218,200           128,860
  Accounts payable                                                        91,565           66,001            63,226
  Advance customer billings                                                    -           15,361                 -
  Current portion of long-term debt and preferred stock                   25,145                -                 -
  Taxes accrued                                                           24,111           13,211            25,110
  Unamortized purchased gas adjustment                                     1,149            5,865             1,898
  Other                                                                   51,830           47,638            43,866
                                                                    -------------    -------------     -------------
    Total Current Liabilities                                            197,425          366,276           262,960
                                                                    -------------    -------------     -------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                  194,185          180,598           155,481
  Unamortized investment tax credits                                       5,087            5,316             5,394
  Pension and postretirement benefit costs                                21,164           20,973            20,489
  Regulatory liabilities                                                     927              582            16,137
  Other                                                                   22,702           22,698            22,276
                                                                    -------------    -------------     -------------
    Total Deferred Credits and Other Liabilities                         244,065          230,167           219,777
                                                                    -------------    -------------     -------------
Total Capitalization and Liabilities                                  $1,191,664       $1,202,798        $1,098,513
                                                                    =============    =============     =============

See notes to consolidated financial statements.

                                         THE LACLEDE GROUP, INC.
                                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                                               (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                      June 30,
                                                                           -------------------------------
                                                                                2004              2003
                                                                                ----              ----
(Thousands)

Operating Activities:
  Net Income                                                                  $  41,925          $ 38,734
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                19,834            18,901
    Deferred income taxes and investment
     tax credits                                                                 10,553             4,899
    Other - net                                                                     174               450
    Changes in assets and liabilities:
      Accounts receivable - net                                                 (31,222)          (14,952)
      Unamortized purchased gas adjustments                                      (4,716)          (21,078)
      Deferred purchased gas costs                                               12,321             6,278
      Delayed customer billings - net                                           (26,572)          (41,610)
      Accounts payable                                                           25,564            17,519
      Taxes accrued                                                              10,900            15,295
      Natural gas stored underground                                             61,058            25,251
      Other assets and liabilities                                               10,772             9,079
                                                                           -------------     -------------
        Net cash provided by operating activities                             $ 130,591          $ 58,766
                                                                           -------------     -------------

Investing Activities:
  Construction expenditures                                                     (37,609)          (35,824)
  Employee benefit trusts                                                        (2,041)             (151)
  Other investments                                                               1,127              (844)
                                                                           -------------     -------------
        Net cash used in investing activities                                 $ (38,523)         $(36,819)
                                                                           -------------     -------------

Financing Activities:
  Issuance of first mortgage bonds                                              150,000                 -
  Maturity/Redemption of first mortgage bonds                                   (50,000)          (25,000)
  Repayment of short-term debt - net                                           (214,575)          (32,810)
  Dividends paid                                                                (19,357)          (19,104)
  Issuance of common stock                                                       48,542             2,979
  Issuance of long-term debt to unconsolidated affiliate trust                        -            46,400
  Preferred stock reacquired                                                         (5)               (8)
  Other                                                                          (2,087)                -
                                                                           ------------     -------------
        Net cash used in financing activities                                 $ (87,482)         $(27,543)
                                                                           -------------     -------------

Net Increase (Decrease) in Cash and Cash Equivalents                          $   4,586          $ (5,596)
Cash and Cash Equivalents at Beginning of Period                                  7,291            12,870
                                                                           -------------     -------------
Cash and Cash Equivalents at End of Period                                    $  11,877          $  7,274
                                                                           =============     =============

Supplemental Disclosure of Cash Paid During the Period for:
  Interest                                                                    $  21,821          $ 22,120
  Income taxes                                                                      422               473


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

         The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the consolidated financial position, results of operations and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarter of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas.

         REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenue at June 30, 2004 and 2003, for the Utility, was $7.1 million and $6.5 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at June 30, 2004 and 2003 were $3.3 million and $2.7 million, respectively. The amount of accrued unbilled revenue at September 30, 2003 was $8.9 million.

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

         During the nine months ended June 30, 2004, the Company granted 1,500 shares of restricted stock at a weighted average fair value of $28.85 per share. These shares have restrictions on vesting, sale and transferability. The restrictions lapse with the passage of time. The Company holds the certificates for restricted stock until the shares fully vest in November 2005. In the interim, a participant receives full dividends and voting rights. Restricted stock awards are recorded at the market value on the date of the grant. Compensation cost charged against income for the nine months ended June 30, 2004 was approximately $9,000, net of tax effects.

         During the nine months ended June 30, 2004, the Company granted 224,000 non-qualified stock options to employees at an exercise price of $28.85 per share (none of these options were granted during the quarter ended June 30, 2004). These options may not be exercised before November 6, 2004. The stock options vest one-fourth each year for four years after the date of the grant and expire on the tenth anniversary of the grant date. The Company accounts for the Equity Incentive Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income, as all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company's stock on the date of the grant.

         Stock option activity for the quarter ended June 30, 2004 is presented below.

                                                                  Weighted Average
                                                      Shares       Exercise Price
                                                     ---------   ------------------

         Outstanding at March 31, 2004                394,950          $26.43

         Granted                                            -             -
         Exercised                                          -             -
         Forfeited                                          -             -

         Outstanding at June 30, 2004                 394,950          $26.43

         Exercisable at June 30, 2004                  17,200          $23.27


The closing price of the Company's common stock was $27.41 at June 30, 2004.

         If compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during the nine months ended June 30, 2004 is $6.22 per option. The estimated fair value of options would be amortized to expense over the options' vesting period and restricted stock would be expensed on the grant date.

                                                                    Three Months Ended                 Nine Months Ended
                                                                         June 30,                           June 30,
                                                                 -------------------------          ------------------------
                                                                    2004           2003                2004           2003
                                                                    ----           ----                ----           ----
         (Thousands, Except Per Share Amounts)
         Net income applicable to
          common stock, as reported                                 $3,747         $2,022             $41,878       $38,687

         Deduct: Total stock-based employee
          compensation expense determined
          under the fair value based method
          for all awards, net of tax effects                            85             33                 261            58
                                                                 -------------------------          ------------------------

         Pro forma net income applicable
          to common stock                                           $3,662         $1,989             $41,617       $38,629
                                                                 =========================          ========================

         Earnings per share:
         Basic - as reported                                          $.19           $.11               $2.16         $2.04
         Diluted - as reported                                        $.19           $.11               $2.16         $2.04
         Basic - pro forma                                            $.18           $.10               $2.15         $2.03
         Diluted - pro forma                                          $.18           $.10               $2.15         $2.03

         The fair value of the options granted during the nine months ended June 30, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                               Nine Months Ended
                                                                   June 30,
                                                         ----------------------------
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

         In December 2002, Laclede Group formed a wholly owned trust, Laclede Capital Trust I (Trust), for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. As of June 30, 2004, the Trust has $45 million of Trust Preferred Securities outstanding. The sole assets of the Trust are debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities. Prior to the application of FIN 46R, the Trust was consolidated in the financial statements of Laclede Group. The Company evaluated the effect of this pronouncement on this consolidation. In accordance with the provisions of FIN 46R, Laclede Group has determined that the Trust is a variable interest entity because its common securities investment is considered not at risk, and Laclede Group is not the primary beneficiary of the Trust. Accordingly, the Trust was deconsolidated during the quarter ended March 31, 2004. The Consolidated Balance Sheets have been modified to include Investments in Unconsolidated Subsidiaries of $1.4 million representing Laclede Group's common securities investment in the Trust and to reflect Laclede Group's obligations related to the debentures. The common securities investment is included on the Other Property and Investments line on the Consolidated Balance Sheets. As permitted under FIN 46R, the Trust has been deconsolidated for prior periods and presented to be consistent with the current presentation. The adoption of FIN 46R did not result in a cumulative effect of an accounting change adjustment and did not have a material effect on the financial position or results of operations of Laclede Group.

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

         The Emerging Issues Task Force (EITF) deliberated Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost. A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 124, "Accounting for Certain Investments Held for Not-for-Profit Organizations." The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. Additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. Laclede Group is currently evaluating the effect of this pronouncement on its financial statements.

2.       EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company's stock-based compensation plan and the vesting of non-vested stock awards at the beginning of each respective period. There were 224,000 stock options outstanding that were anti-dilutive at June 30, 2004.

                                                                Three Months Ended          Nine Months Ended
                                                                     June 30,                    June 30,
                                                              -----------------------    -----------------------
         (Thousands, Except Per Share Amounts)                    2004        2003           2004        2003
                                                                  ----        ----           ----        ----

         Basic EPS:
         Net Income Applicable to Common Stock                   $ 3,747     $ 2,022        $41,878     $38,687
         Weighted-Average Shares Outstanding                      19,863      19,044         19,381      19,002
         Earnings Per Share of Common
          Stock                                                     $.19        $.11          $2.16       $2.04

         Diluted EPS:
         Net Income Applicable to Common Stock                   $ 3,747     $ 2,022        $41,878     $38,687

         Weighted-Average Shares Outstanding                      19,863      19,044         19,381      19,002
         Dilutive Effect of Employee Stock Options                    18          10             24           3
                                                              -----------------------    -----------------------
         Weighted-Average Diluted Shares                          19,881      19,054         19,405      19,005
                                                              =======================    =======================

         Earnings Per Share of Common
          Stock                                                     $.19        $.11          $2.16       $2.04


3.       PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment.

         The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. The Utility has contributed $.2 million to the pension funds during the nine months ended June 30, 2004, and expects to contribute a total of $.3 million during fiscal year 2004. Plan assets consist primarily of corporate and U.S. government obligations and indexed equity funds.

         Pension cost amounted to $1.1 million for the quarter ended June 30, 2004 and $.3 million for the same quarter last year. Pension costs for the nine months ended June 30, 2004 were $3.4 million compared with $.8 million for the same period last year. These costs include amounts capitalized with construction activities.

         The net periodic pension costs include the following components:

                                                                      Three Months Ended          Nine Months Ended
                                                                           June 30,                    June 30,
                                                                   -----------------------     -----------------------
          (Thousands)                                                  2004        2003            2004        2003
                                                                       ----        ----            ----        ----

          Service cost - benefits earned
           during the period                                          $ 2,776     $ 2,265        $  8,330    $  6,795
          Interest cost on projected
           benefit obligation                                           4,058       4,150          12,173      12,450
          Expected return on plan assets                               (5,625)     (5,650)        (16,874)    (16,950)
          Amortization of transition obligation                             -         (59)              -        (177)
          Amortization of prior service cost                              331         348             993       1,044
          Amortization of actuarial loss                                  951         334           2,852       1,003
          Regulatory adjustment                                        (1,368)     (1,108)         (4,105)     (3,324)
                                                                   -----------------------     -----------------------
          Net pension cost                                            $ 1,123     $   280        $  3,369    $    841
                                                                   =======================     =======================

         Pursuant to the Missouri Public Service Commission's (MoPSC or Commission) order in Laclede Gas' 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the Utility's qualified pension plans is based on the ERISA minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3.4 million annually effective July 1, 2003. The difference between this amount on a pro-rata basis and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

         Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to MoPSC order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the nine months ended June 30, 2004 or the nine months ended June 30, 2003.

         SM&P maintains a defined benefit plan for selected employees. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material.

         Laclede Gas also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.

         Missouri state law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established the Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts assets consist primarily of money market securities and mutual funds invested in stocks and bonds. Laclede Gas has contributed $5.5 million to the plans during the nine months ended June 30, 2004, and expects to contribute a total of $7.4 million during fiscal 2004. The unrecognized transition obligation is being amortized over 20 years.

         Postretirement benefit costs were $2.0 million in the quarter ended June 30, 2004 compared with $1.9 million in the quarter ended June 30, 2003. Postretirement benefit costs were $5.9 million for the nine months ended June 30, 2004 compared with $5.8 million for the nine months ended June 30, 2003. These costs include amounts capitalized with construction activities.

         Net periodic postretirement benefit costs consisted of the following components:

                                                                 Three Months Ended          Nine Months Ended
                                                                      June 30,                    June 30,
                                                               ------------------------    -----------------------
         (Thousands)                                              2004         2003           2004        2003
                                                                  ----         ----           ----        ----

         Service cost - benefits earned
           during the period                                      $  794      $  690         $2,381      $2,069
         Interest cost on accumulated
           postretirement benefit obligation                         801         916          2,402       2,746
         Expected return on plan assets                             (209)       (234)          (627)       (703)
         Amortization of transition
          obligation                                                 264         316            794         950
         Amortization of prior service cost                           (8)         82            (24)        246
         Amortization of actuarial loss                              174         103            523         311
         Regulatory adjustment                                       165          75            494         226
                                                               ------------------------    -----------------------
         Net postretirement benefit cost                          $1,981      $1,948         $5,943      $5,845
                                                               ========================    =======================

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

4.       FINANCIAL INSTRUMENTS

         In the course of its business, LER enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2004, LER's open positions were not material to Laclede Group's financial position or results of operations.

         Settled and open future positions were as follows at June 30, 2004:

                                                                                            Average
                                                                                MMBtu      Price per
                                                           Position Month    (millions)      MMBtu
                                                           --------------    ----------      -----
         Settled net long and short futures positions         July 04           .26           5.85

         Open short futures positions                        August 04          .38           5.84
                                                            November 04         .30           4.90
                                                            December 04         .30           6.10
                                                            February 05         .14           5.90

         Open long futures positions                         October 04         .30           4.73
                                                            September 05        .14           5.05

         The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $.1 million of pre-tax net unrealized losses on cash flow hedging derivative instruments at June 30, 2004 will be reclassified into the Consolidated Statement of Income during fiscal 2004. The remainder, approximately $.2 million of pre-tax net unrealized losses, will be reclassified during fiscal 2005. The ineffective portions of these hedge instruments were immaterial for the periods presented, and such amounts are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.       INCOME TAXES

         Net provision for income taxes was as follows during the periods set forth below:

                                                         Three Months Ended         Nine Months Ended
                                                              June 30,                   June 30,
                                                      -----------------------    -----------------------
         (Thousands)                                       2004        2003           2004        2003
                                                           ----        ----           ----        ----
         Federal
           Current                                       $(5,059)    $(1,774)       $11,314     $14,790
           Deferred                                        6,905       1,782          9,091       4,090
         State and Local
           Current                                          (796)        135          1,907       2,946
           Deferred                                        1,142         333          1,462         809
                                                      -----------------------    -----------------------
             Total                                       $ 2,192     $   476        $23,774     $22,635
                                                      =======================    =======================

6.       OTHER INCOME AND INCOME DEDUCTIONS - NET

                                                     Three Months Ended          Nine Months Ended
                                                          June 30,                   June 30,
                                                  ------------------------   ------------------------
         (Thousands)                                  2004         2003         2004          2003
                                                      ----         ----         ----          ----

         Investment gains                             $   -       $   -        $1,947          $  -
         Allowance for funds used during
          construction                                  (33)        (26)          (94)          (77)
         Other income                                   309         237         1,147           759
         Other income deductions                       (211)       (279)          402           292
                                                  ------------------------   ------------------------
         Other income and income
          deductions - net                            $  65       $ (68)       $3,402          $974
                                                  ========================   ========================


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

                                        Regulated                   Non-Regulated
                                           Gas       Non-Regulated       Gas       Non-Regulated
(Thousands)                           Distribution     Services       Marketing        Other      Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended
June 30, 2004
-------------
Revenues from external
 Customers                             $  125,477       $34,858       $ 76,757        $   804      $      -      $  237,896
Intersegment revenues                         393           115          3,718          2,938             -           7,164
                                     ---------------------------------------------------------------------------------------
Total operating revenues                  125,870        34,973         80,475          3,742             -         245,060
Net income (loss) applicable to
 common stock                                (149)        2,686          1,171             39             -           3,747
Total assets                            1,071,350        59,393         46,578         35,663       (21,320)      1,191,664

Nine Months Ended
June 30, 2004
-------------
Revenues from external
 customers                             $  782,484       $69,524       $179,260        $ 2,548      $      -      $1,033,816
Intersegment revenues                       1,634           247         13,678          3,277             -          18,836
                                     ---------------------------------------------------------------------------------------
Total operating revenues                  784,118        69,771        192,938          5,825             -       1,052,652
Net income (loss) applicable to
 common stock                              40,534        (1,512)         2,598            258             -          41,878
Total assets                            1,071,350        59,393         46,578         35,663       (21,320)      1,191,664

Three Months Ended
June 30, 2003
-------------
Revenues from external
 customers                             $  114,120       $27,163       $ 37,385        $ 1,004      $      -      $  179,672
Intersegment revenues                          87           113          4,377          2,335            11           6,923
                                     ---------------------------------------------------------------------------------------
Total operating revenues                  114,207        27,276         41,762          3,339            11         186,595
Net income applicable to
 common stock                                  23           995            888            116             -           2,022
Total assets                            1,015,887        57,720         32,841         53,314       (61,249)      1,098,513

Nine Months Ended
June 30, 2003
-------------
Revenues from external
 customers                             $  687,901       $75,176       $104,554        $ 3,178      $      -      $  870,809
Intersegment revenues                         927           238         14,349          2,701           (79)         18,136
                                     ---------------------------------------------------------------------------------------
Total operating revenues                  688,828        75,414        118,903          5,879           (79)        888,945
Net income (loss) applicable to
 common stock                              39,470        (3,438)         2,221            434             -          38,687
Total assets                            1,015,887        57,720         32,841         53,314       (61,249)      1,098,513

         In November 2002, two customers notified SM&P that, due to actions they had taken to address workforce management issues, they did not intend to continue to outsource certain functions, which included locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it would continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment, for which the Company recorded an after-tax charge of approximately $1.0 million, all of which was expensed during the quarter ended March 31, 2003. Revenue from these customers totaled approximately $29 million and $45 million for fiscal 2003 and fiscal 2002, respectively. Revenue from these customers for the quarter ended June 30, 2004 was $9.5 million, compared with $3.5 million for the same period last year. Revenue from these customers for the nine months ended June 30, 2004 was $18.1 million, compared with $25.4 for the same period last year. SM&P has regained a portion of the previously withdrawn work and has gained new business with these customers. The underground facility locating industry, however, remains competitive with many contracts subject to termination on as little as 30-days notice. Also, SM&P's customers are primarily in the utility and telecommunication sector with their workload influenced by construction trends.

8.       COMMITMENTS AND CONTINGENCIES

         Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

         With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of June 30, 2004, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

         Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan (RAP), for submission to the VCP, and a site development plan. Laclede Gas has met with the developer to explore what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

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

         While the scope of future costs relative to the Shrewsbury site may not be significant, the scope of costs relative to the other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

         SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group's acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims have been asserted in various proceedings, including one "opt-in" collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a ruling on February 27, 2004 in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity, until June 7, 2004, to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the employees to whom notice was sent, 933 have joined this lawsuit to date, the substantial majority of whom are former employees. Eighteen more individuals have attempted to opt-in after the court's deadline. SM&P is vigorously contesting these claims, including opposition to this case ultimately proceeding as a collective action. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

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

         On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November

2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to its customers. Pursuant to the Stay Order, Laclede Gas is paying the $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003 the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. Oral arguments are currently scheduled in the Missouri Court of Appeals for the Western District for August 17, 2004. The Company continues to believe in the merit of its position and intends to vigorously assert its position in the appeal. To the extent that a final decision in the courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position and results of operation of the Company.

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

         Laclede Group had guarantees totaling $8.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2004. No amounts have been recorded for these guarantees in the financial statements.

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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

The Laclede Group, Inc.'s (Laclede Group or the Company) earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri's largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility's earnings are generated by the sale of heating energy, which was historically heavily influenced by the weather. As part of the 2002 rate case settlement, the Utility initiated, effective November 9, 2002, an innovative weather mitigation rate design that lessens the impact of weather volatility on Laclede Gas customers during cold winters and is expected to stabilize the Utility's earnings in the future by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. Due to the material seasonal cycle of Laclede Gas, the accompanying interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarter of the fiscal year. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business wholly owned by Laclede Group, whose operations tend to be counter-seasonal to those of Laclede Gas. Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary, is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group's strategy includes efforts to stabilize and improve performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return has been a fundamental component of the Laclede Group strategy. The Utility's distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 15,000-mile natural gas distribution system and related storage facilities. In fiscal 2003, when the weather mitigation rate design first went into effect, the weather was essentially normal; therefore, its impact was minimal. However, it has shown its value during the first nine months of fiscal 2004, as the downward pressure on revenues and earnings has been significantly mitigated despite temperatures that were 13% warmer than normal. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure.

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

Quarter Ended June 30, 2004
---------------------------



Overview - Net Income by Operating Segment                  Quarter Ended
                                                               June 30,
                                                      -------------------------
(millions, after-tax)                                    2004           2003
                                                         ----           ----

Regulated Gas Distribution                               $(.2)           $  -
Non-Regulated Services                                    2.7             1.0
Non-Regulated Gas Marketing                               1.2              .9
Other Non-Regulated Subsidiaries                           .1              .1
                                                      ---------       ---------
Net Income Applicable to Common Stock                    $3.8            $2.0
                                                      =========       =========


Laclede Group's basic and diluted earnings per share were $.19 for the quarter ended June 30, 2004, compared with $.11 per share reported for the same quarter last year. The year-to-year increase in consolidated net income of $1.8 million was primarily attributable to improved results reported by SM&P and LER. SM&P's improvement over the prior year was primarily due to attainment of new business. LER's earnings were higher compared with the same quarter last year primarily due to higher sales levels. Utility results decreased slightly primarily due to increased operating costs and higher interest expense, largely offset by higher income from off-system sales and capacity release.

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

Regulated operating revenues for the quarter ended June 30, 2004 were $125.9 million, or $11.7 million greater than the same period last year. The increase was primarily attributable to increased off-system sales revenues totaling $17.1 million. This factor was partially offset by lower PGA rates totaling $5.3 million and lower system gas sales levels resulting from warmer weather and other variations totaling $.1 million. Temperatures were 24% warmer than normal and 18% warmer than the same quarter last year. System therms sold and transported decreased by 7.2 million therms, or 5.3%, below the quarter ended June 30, 2003.

Regulated operating expenses for the quarter ended June 30, 2004 increased $10.5 million from the same quarter last year. Natural and propane gas expense increased $8.6 million from last year's level primarily attributable to increased off-system gas expense, partially offset by lower rates charged by our suppliers and lower volumes purchased for sendout. Other operation and maintenance expenses increased $1.3 million, or 4.2%, primarily due to a higher provision for uncollectible accounts, increased insurance premiums and higher wage rates, partially offset by lower group insurance charges. Taxes, other than income, increased $.5 million, or 4.0%, due to higher real estate and personal property taxes and other variations.

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenue for this quarter increased $7.7 million reflecting attainment of new business. The increase in non-regulated services operating expenses, totaling $4.9 million, was primarily attributable to charges associated with the new business. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30-days notice. SM&P's customers are primarily in the utility and telecommunication sector with their workload influenced by construction trends.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $38.7 million primarily due to increased sales volumes and higher sales prices by LER. The increase in non-regulated gas marketing operating expenses, totaling $38.2 million, was primarily associated with increased gas expense related to increased volumes purchased and higher prices.

Interest Charges

The $1.0 million increase in interest charges was primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million of 5 1/2% First Mortgage Bonds and $100 million of 6% First Mortgage Bonds, partially offset by the early redemption in June 2004 of $50 million of 6 5/8% First Mortgage Bonds. This increase in interest on long-term debt was partially offset by reduced interest on short-term debt, mainly attributable to lower borrowings.

Income Taxes

The increase in income taxes is primarily attributable to higher pre-tax income.

Nine Months Ended June 30, 2004
-------------------------------

Overview - Net Income by Operating Segment                     Nine Months Ended
                                                                    June 30,
                                                             -----------------------
(millions, after-tax)                                           2004          2003
                                                                ----          ----

Regulated Gas Distribution                                     $40.5         $39.5
Non-Regulated Services                                          (1.5)         (3.4)
Non-Regulated Gas Marketing                                      2.6           2.2
Other Non-Regulated Subsidiaries                                  .3            .4
                                                             ---------      --------
Net Income Applicable to Common Stock                          $41.9         $38.7
                                                             =========      ========


Laclede Group's basic and diluted earnings per share were $2.16 for the nine months ended June 30, 2004, an increase of $.12 per share, compared with $2.04 per share reported for the same period last year. The year-to-year increase in consolidated net income of $3.2 million was primarily attributable to the following factors, quantified on a pre-tax basis.

Utility earnings increased primarily due to the following factors:

o non-operating income recorded this year increased $2.4 million primarily reflecting the receipt of proceeds totaling $1.9 million related to the Company's interest, as a policyholder, in the sale of a mutual insurance company;

o the fully-implemented general rate increase effective November 9, 2002 totaling $.9 million, and;

o income from off-system sales and capacity release increased $1.4 million from the nine months ended June 30, 2003.

These factors were partially offset by pension costs that increased $1.6 million over the same period last year.

SM&P's improvement over the prior year primarily reflects the attainment of new business, partially offset by a reduced level of business from two customers. LER reported minor improvements in earnings results compared with the same period last year.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for the nine months ended June 30, 2004 were $784.1 million, or $95.3 million greater than the same period last year. The increase was primarily attributable to higher PGA rates totaling approximately $90.3 million, increased off-system sales revenues totaling $41.1 million and, to a lesser extent, the effect of the general rate increase totaling $.9 million. These factors were partially offset by lower system gas sales levels resulting from warmer weather and other variations totaling $37.0 million. Temperatures were 13% warmer than normal and 14% warmer than last year. System therms sold and transported decreased by 80.5 million therms, or 8.6%, below the nine months ended June 30, 2003.

Regulated operating expenses for the nine months ended June 30, 2004 increased $96.6 million from the same period last year. Natural and propane gas expense increased $90.4 million above last year's level primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses increased $2.3 million, or 2.3%, primarily due to increased pension costs, a higher provision for uncollectible accounts, and increased injuries and damages premiums, partially offset by lower group insurance charges and reduced maintenance charges. Taxes, other than income, increased $3.5 million, or 7.2%, primarily due to higher gross receipts taxes (related to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenue for the nine months ended June 30, 2004 decreased $5.6 million primarily due to a reduced level of business from two customers. Revenue from these two customers for the nine months ended June 30, 2004 was $18.1 million, compared with $25.4 million for the same period last year. The reduction in non-regulated services operating expenses totaling $9.2 million was primarily attributable to a reduction in personnel and related expenses and a non-recurring $1.0 million after-tax charge recorded during the quarter ending March 31, 2003. This reduction was partially offset by charges attributable to the employment-related litigation described in Note 8 to the Consolidated Financial Statements on page 17 of this report.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues for the nine months ended June 30, 2004 increased $74.0 million primarily due to higher volumes and increased sales prices by LER. The increase in non-regulated gas marketing operating expenses, totaling $73.4 million, was primarily associated with increased gas expense related to higher volumes purchased and increased prices.

Other Income and Income Deductions - Net

The $2.4 million increase in other income and income deductions - net was primarily attributable to the Utility's recognition this year of the receipt of proceeds totaling $1.9 million related to its interest, as a policyholder, in the sale of a mutual insurance company. This represents an initial distribution relating to certain policies held by the Utility. Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company.

Interest Charges

The $.8 million increase in interest charges was primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million of 5 1/2% First Mortgage Bonds and $100 million of 6% First Mortgage Bonds and the issuance of long-term debt to an unconsolidated affiliate trust in December 2002 totaling $46.4 million, partially offset by the early redemption in June 2004 of $50 million of 6 5/8% First Mortgage Bonds and the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds.

Income Taxes

The increase in income taxes is primarily attributable to higher pre-tax income.

Other Matters
-------------

The basic term of Laclede Gas' labor agreement with Locals 5-6 and 5-194 (the union) of the Paper, Allied-Industrial , Chemical & Energy Workers International Union (formerly known as the Oil, Chemical and Atomic Workers International Union) expires at midnight, July 31, 2004. An offer of settlement will be presented to the union for a vote on August 1, 2004.

Regulatory Matters
------------------

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous order and Laclede Gas appealed this second order to the Circuit Court. In 2002, the Circuit Court ruled that the MoPSC's second order was lawful and reasonable, and Laclede Gas appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. On March 4, 2003 the Court of Appeals issued an opinion remanding the decision to the MoPSC based on the MoPSC's failure to support and explain its decision with adequate findings of fact. In May 2003, the Court of Appeals rejected the MoPSC's request that the Court reconsider its opinion or transfer this matter to the Missouri Supreme Court. On March 29, 2004, the MoPSC Staff and Laclede Gas responded to a MoPSC order directing interested parties to submit new proposed findings of fact on this issue for its consideration. By Order dated May 4, 2004, the MoPSC determined that it was necessary to take additional evidence on this issue and subsequently scheduled evidentiary hearings for that purpose for late September 2004.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to its customers. Pursuant to the Stay Order, Laclede Gas is paying the $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003 the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. Oral arguments are currently scheduled in the Missouri Court of Appeals for the Western District for August 17, 2004. The Company continues to believe in the merit of its position and intends to vigorously assert its position in the appeal. To the extent that a final decision in the courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position and results of operations of the Company.

On March 1, 2004, the Utility made an Infrastructure System Replacement Surcharge (ISRS) filing with the MoPSC that was designed to increase revenues by approximately $3.86 million annually. Such filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On March 12, 2004, the MoPSC suspended the proposed surcharge until June 29, 2004. On May 27, 2004 the Company and the Staff of the MoPSC filed a stipulation and agreement ("S&A") that provided for a $3.56 million annual surcharge effective June 10, 2004. On June 1, 2004 the MoPSC approved the S&A.

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

         Goodwill valuation - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced adversely impacting earnings.

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

The Emerging Issues Task Force (EITF) deliberated Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost. A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 124, "Accounting for Certain Investments Held for Not-for-Profit Organizations." The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. Additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. Laclede Group is currently evaluating the effect of this pronouncement on its financial statements.

FINANCIAL CONDITION

Credit Ratings
--------------

As of June 30, 2004, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

Net cash provided by operating activities for the nine months ended June 30, 2004 was $130.6 million, a $71.8 million increase, compared with the same period last year. The increase in cash provided by operating activities was primarily attributable to changes in the cost of natural gas in storage and favorable variations in the timing of collections of gas cost under the PGA clause.

Net cash used in investing activities for the nine months ended June 30, 2004 was $38.5 million compared with $36.8 million for the nine months ended June 30, 2003. Cash used in investing activities primarily reflected Utility construction expenditures in both periods.

Net cash used in financing activities was $87.5 for the nine months ended June 30, 2004 compared with $27.5 million for the nine months ended June 30, 2003. The variation primarily reflects the repayment of short-term debt this year, partially offset by the issuance of additional long-term debt and common stock.

Liquidity and Capital Resources
-------------------------------

Maximum consolidated short-term borrowings at any one time during the quarter ended June 30, 2004 were $191.7 million.

Short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas currently has lines of credit in place of up to $265 million, after the expiration of a seasonal line of $25 million on February 13, 2004. Short-term borrowings outstanding at June 30, 2004 were $3.6 million at a weighted average interest rate of 1.6%. Based on short-term borrowings at June 30, 2004, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $36,000 on an annual basis.

Most of Laclede Gas' lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On June 30, 2004, total debt was 51% of total capitalization.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit expiring in June 2005, with interest rates indexed to LIBOR or Prime, to meet short-term liquidity needs of its subsidiaries. This line of credit has a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the utility's total capitalization (as noted above, this ratio stood at 51% on June 30, 2004). This line has been used to provide a letter of credit of $1.2 million on behalf of SM&P as of July 2004, which has not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. There were no borrowings outstanding as of June 30, 2004.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.37 million remain registered and unissued as of June 30, 2004. The Company issued 1.725 million shares of common stock in May 2004. The proceeds from the sale of approximately $44.7 million were utilized to reduce short-terms borrowings and for general corporate purposes.

At June 30, 2004, Laclede Gas had fixed-rate long-term debt totaling $360 million, including a current portion of $25 million scheduled to mature in November 2004. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this S-3, $120 million of debt securities remained registered and unissued as of June 30, 2004. On April 28, 2004, Laclede Gas sold $50 million principal amount of First Mortgage Bonds, 5 1/2% Series due May 1, 2019 and $100 million principal amount of First Mortgage Bonds, 6% Series due May 1, 2034. The net proceeds of $147.9 million from this sale were used to reduce short-term debt, to redeem at par $50 million principal amount of Laclede Gas' 6 5/8% First Mortgage Bonds on June 15, 2004, and for general corporate purposes. The proceeds will also be used to pay at maturity $25 million principal amount of Laclede Gas' 8 1/2% First Mortgage Bonds in November 2004.

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

Laclede Group had guarantees totaling $8.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2004. No amounts have been recorded for these guarantees in the financial statements.

Utility construction expenditures were $36.6 million for the nine months ended June 30, 2004, compared with $34.7 million for the same period last year. Non-utility construction expenditures were $1.0 million for the nine months ended June 30, 2004, compared with $1.1 million for the same period last year.

Consolidated capitalization at June 30, 2004, excluding current obligations of long-term debt and preferred stock, increased $143.8 million since September 30, 2003 as a result of the long-term debt and stock issuance discussed above. Capital consisted of 49.2% Laclede Group common stock equity, .1% Laclede Gas preferred stock equity, 6.2% long-term debt to unconsolidated affiliate trust and 44.5% Laclede Gas long-term debt.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at June 30, 2004 and at September 30, 2003, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at June 30, 2003 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Market Risk
-----------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At June 30, 2004, the Utility held approximately 12.8 million MMBtu of futures contracts at an average price of $6.08 per MMBtu. Additionally, approximately 4.9 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2005.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2004, LER's open positions were not material to Laclede Group's financial position or results of operations.

Environmental Matters
---------------------

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretation evolve, however, additional costs may be incurred.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of June 30, 2004, Laclede Gas has paid or reserved for these actions. If regulators require additional actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. The City of St. Louis has separately authorized a developer to prepare both a Remedial Action Plan (RAP), for submission to the VCP, and a site development plan. Laclede Gas has met with the developer to explore what role, if any, it might play in these efforts. Laclede Gas continues to evaluate other options as well, including, but not limited to, the submission of its own RAP to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

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

While the scope of future costs relative to the Shrewsbury site may not be significant, the scope of costs relative to the other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company's Management's Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations, page 28 of this report.

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

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For a description of environmental matters and legal proceedings, see Note 8 to the Consolidated Financial Statements on page 17. For a description of pending regulatory matters of Laclede Gas, see
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, page 24 of this report.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K

During the quarter, Laclede Group had three reports on Form 8-K:

1. Form 8-K dated April 21, 2004 filed by Laclede Gas Company reporting under Item 5 the sale of $150 million in principal amount of first mortgage bonds.

2. Form 8-K dated April 29, 2004 filed by The Laclede Group furnishing under Items 9 and 12 the results of operations and financial condition for the quarter ended March 31, 2004.

3.       Form 8-K dated May 25, 2004 filed by The Laclede Group reporting under
         Item 5 the offering of 1,725,000 shares of common stock of The Laclede Group.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                  The Laclede Group, Inc.

                                                  By: /s/ Barry C. Cooper
                                                     -------------------------
Dated: July 27, 2004                                 Barry C. Cooper
       -------------                                 Chief Financial Officer
                                                     (Authorized Signatory and
                                                     Chief Financial Officer)

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                  Laclede Gas Company

                                                  By: /s/ Barry C. Cooper
                                                     -------------------------
Dated: July 27, 2004                                 Barry C. Cooper
       -------------                                 Chief Financial Officer
                                                     (Authorized Signatory and
                                                     Chief Financial Officer)

                              INDEX TO EXHIBITS

Exhibit
  No.
-------

10.1     -   Third Amendment to Revolving Credit Agreement dated as of
             June 11, 2004.

10.2     -   Amendment to Terms of Retirement Plan for Non-Employee
             Directors.

10.3     -   Amendment to the 2002 Restricted Stock Plan for Non-Employee
             Directors.

12       -   Ratio of Earnings to Fixed Charges.

31       -   Certificates under Rule 13a-14(a) of the CEO and CFO of The
             Laclede Group, Inc. and Laclede Gas Company.

32       -   Section 1350 Certifications under Rule 13a-14(b) of the CEO and
             CFO of The Laclede Group, Inc. and Laclede Gas Company.

99.1     -   Laclede Gas Company - Management's Discussion and Analysis of
             Financial Condition and Results of Operations, Financial
             Statements and Notes to Financial Statements.