Form 10-K
period 2004-09-30
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2004-11-19
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.


                                  FORM 10-K

                                ANNUAL REPORT



                For the Fiscal Year Ended September 30, 2004

                           THE LACLEDE GROUP, INC.

                             LACLEDE GAS COMPANY

                    720 Olive Street, St. Louis, MO 63101




                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2004
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                       to
                               ---------------------    ----------------------

    -----------------------------------------------------------------------------------------------------
    Commission File         Exact Name of Registrant as       States of              I.R.S.
    Number                  Specified in its Charter and      Incorporation          Employer
                            Principal Office Address and                             ID
                            Telephone Number                                         Number
    -----------------------------------------------------------------------------------------------------
    1-16681                 The Laclede Group, Inc.           Missouri               74-2976504
                            720 Olive Street
                            St. Louis, MO 63101
                            314-342-0500

    -----------------------------------------------------------------------------------------------------
    1-1822                  Laclede Gas Company               Missouri               43-0368139
                            720 Olive Street
                            St. Louis, MO 63101
                            314-342-0500
    -----------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act (as of the date of this report)

    -------------------------------------------------------------------------------------------------
    Name of Registrant                    Title of Each               Name of Each Exchange
                                          Class                       On which registered
    -------------------------------------------------------------------------------------------------
    The Laclede Group, Inc.               Common Stock $1.00 par      New York Stock Exchange
                                          value
    -------------------------------------------------------------------------------------------------
    The Laclede Group, Inc.               Preferred Share Purchase    New York Stock Exchange
                                          Rights
    -------------------------------------------------------------------------------------------------
    Laclede Gas Company                   None

    -------------------------------------------------------------------------------------------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of The Laclede Group, Inc. amounted to $544,209,089 as of March 31, 2004.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                           Shares Outstanding At
 Registrant                         Description of Common Stock              October 31, 2004
------------                       -----------------------------          -----------------------

The Laclede Group, Inc.             Common Stock ($1.00 Par Value)              21,010,752

Laclede Gas Company                 Common Stock ($1.00 Par Value)                     100 *

* 100% owned by The Laclede Group, Inc.

Incorporated by Reference:              Form 10-K Part III
     Proxy Statement dated December 21, 2004**
     Index to Exhibits is found on page 66.

**The information under the captions "Compensation Committee Report Regarding Executive Compensation," "Performance Graph" and "Audit Committee Report" of the Proxy Statement are NOT incorporated by reference.

                              TABLE OF CONTENTS


PART I                                                                    Page
Item 1     Business.........................................................4
Item 2     Properties.......................................................8
Item 3     Legal Proceedings................................................8
Item 4     Submission of Matters to a Vote of Security Holders..............9

Executive Officers of the Registrants (Item 401(b) of Regulation S-K).......9

PART II
Item 5     Market for Registrant's Common Equity and Related
                    Stockholder Matters.....................................13
Item 6     Selected Financial Data .........................................14
Item 7     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...............................16
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......28
Item 8     Financial Statements and Supplementary Data......................29
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................58
Item 9A    Controls and Procedures..........................................58
Item 9B    Other Information ...............................................58

PART III
Item 10    Directors and Executive Officers of the Registrants..............59
Item 11    Executive Compensation...........................................59
Item 12    Security Ownership of Certain Beneficial Owners and
                    Management .............................................59
Item 13    Certain Relationships and Related Transactions...................60
Item 14    Principal Accounting Fees and Services...........................60

PART IV
Item 15    Exhibits, Financial Statement Schedules..........................61

SIGNATURES..................................................................62

FINANCIAL STATEMENT SCHEDULES...............................................64

INDEX TO EXHIBITS...........................................................66


Note: Laclede Gas Company Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Notes to Financial Statements, Management Report, and Report of Independent Registered Public Accounting Firm are included as Exhibit 99.1.

                                      i

                                   Part I

Item 1.  Business

The Laclede Group, Inc. (Laclede Group or the Company) is an exempt public utility holding company formed through a corporate restructuring that became effective October 1, 2001. Laclede Group is committed to providing reliable natural gas service through its regulated core utility operations while developing a presence in non-regulated activities that provide opportunities for sustainable growth. Its primary subsidiary--Laclede Gas Company (Laclede Gas or the Utility)--is the largest natural gas distribution utility in Missouri, serving more than 630,000 residential, commercial, and industrial customers in St. Louis and surrounding counties of eastern Missouri. In January 2002, Laclede Group acquired SM&P Utility Resources, Inc. (SM&P), one of the nation's major underground locating and marking service businesses. SM&P, headquartered in Carmel, Indiana, is a wholly owned subsidiary of Laclede Group. Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary, is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of revenues.

The Consolidated Financial Statements included in this report present the consolidated financial position, results of operations and cash flows of Laclede Group. The consolidated financial statements, notes to consolidated financial statements, and management's discussion and analysis for Laclede Gas are included in this report as Exhibit 99.1.

The following chart illustrates the organization structure of The Laclede Group, Inc. at September 30, 2004:

                               Organization Structure

                                    ------------

                                     The Laclede
                                     Group, Inc.

                                    ------------
                                         |
                                         |
      --------------------------------------------------------------------
      |                 |                |                |              |
      |                 |                |                |              |
-------------   ------------------  -------------   -------------   ----------
                      SM&P             Laclede         Laclede        Laclede
 Laclede Gas         Utility         Investment      Development     Pipeline
   Company          Resources,           LLC           Company        Company
                       Inc.
-------------   ------------------  -------------   -------------   ----------
                                         |                |
                                         |                |
                                    -------------   -------------
                                      Laclede
                                       Energy          Laclede
                                     Resources,     Venture Corp.
                                        Inc.
                                    ------------    -------------
                                         |
                                         |
                                    -------------
                                     Laclede Gas
                                       Family
                                      Services,
                                        Inc.
                                    -------------


Laclede Group common stock is listed on the New York Stock Exchange and trades under the ticker symbol "LG". Laclede Gas continues to pay dividends on all serial preferred stock issued.

The information we file or furnish to the Securities and Exchange Commission
(SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and their amendments, are available on our website, www.thelacledegroup.com, in the Investor Services section under SEC Filings as soon as reasonably practical after the information is filed or furnished to the SEC.

NATURAL GAS SUPPLY

Laclede Gas continues to structure its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement the Utility's regionally diverse firm transportation arrangements.

Laclede Gas' fundamental gas supply strategy remains unchanged, to meet the two-fold objective of: (1) ensuring that the gas supplies we acquire are dependable and will be delivered when needed and, (2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring our natural gas supply portfolio, we continue to focus on natural gas assets that are strategically positioned to meet the Utility's primary objectives. We utilize both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions.

In fiscal 2004, Laclede Gas purchased natural gas from 18 different suppliers to meet current gas sales and storage injection requirements. Natural gas purchased by Laclede Gas for delivery to our Utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 60.6 billion cubic feet (Bcf). The Utility also holds firm transportation on several interstate pipeline systems that access our gas supplies upstream of MRT. An additional 9.2 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 10.5 Bcf on the Southern Star Central Pipeline system. Some of our commercial and industrial customers continued to purchase their own gas and delivered to us approximately 19.2 Bcf for transportation to them through our distribution system.

The fiscal 2004 peak day sendout of natural gas to our Utility customers occurred on January 30, 2004, when the average temperature was 6 degrees Fahrenheit. On that day, our customers consumed .996 Bcf of natural gas. Approximately three-fourths of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the remaining one-fourth was met from the Utility's on-system storage and peak-shaving resources.

UNDERGROUND NATURAL GAS STORAGE

Laclede Gas has a contractual right to store approximately 23.1 Bcf of gas in MRT's storage facility located in Unionville, Louisiana. MRT's tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15.

In addition, Laclede Gas supplements flowing pipeline gas with natural gas withdrawn from its underground storage field located in St. Louis and St. Charles Counties. The field is designed to provide .357 Bcf of natural gas withdrawals on a peak day, and annual withdrawals of approximately 5.5 Bcf of gas based on the inventory level that Laclede plans to maintain.

PROPANE SUPPLY

Laclede Pipeline Company, a wholly owned subsidiary, operates a propane pipeline that connects the propane storage and vaporization facilities of Laclede Gas to third-party propane supply terminal facilities located in Illinois. Laclede Gas vaporizes the propane to supplement its natural gas supply and meet peak demands on its distribution system.

REGULATORY MATTERS

On March 1, 2004, Laclede Gas made an Infrastructure System Replacement Surcharge (ISRS) filing with the Missouri Public Service Commission (MoPSC or Commission) that was designed to increase revenues by $3.86 million annually. This filing was made possible by legislation enacted in 2003 that, among other things, allows gas utilities to adjust their rates twice per year to recover the depreciation, property taxes and rate of return on facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On June 1, 2004, the MoPSC approved a Stipulation and Agreement between Laclede Gas and the Staff of the Commission that provided for a $3.56 million annual surcharge effective June 10, 2004. On October 28, 2004 Laclede Gas made its second ISRS filing in which it is seeking to increase revenues by approximately an additional $1.6 million per year to recover these types of costs.

Last year, we reported that on November 5, 2003, the Cole County Circuit Court vacated the Commission's April 2003 decision to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its former incentive-based Price Stabilization Program. The Commission appealed this decision to the Missouri Court of Appeals for the Western District on December 5, 2003. Although a decision is still pending on this appeal, the Utility continues to believe that the Commission's order was unlawful and not supported by competent and substantial evidence on the record.

In 2003, the Missouri Western District Court of Appeals remanded to the Commission its decision in the Utility's 1999 rate case relating to the proper method for calculating the Utility's depreciation rates on the basis that the Commission had failed to adequately explain its decision. In September 2004, the Commission held formal hearings for the purpose of taking additional evidence on the depreciation issue. Laclede Gas expects the Commission to once again issue a ruling on the matter during fiscal 2005.

OTHER PERTINENT MATTERS

In May 2004, Laclede Group issued 1.725 million shares of common stock through a public offering. The net proceeds of the offering were approximately $44.7 million. Also during fiscal 2004, Laclede Group issued 138,213 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 35,550 shares of common stock under its Equity Incentive Plan. During fiscal 2003, 161,115 shares of common stock were issued under the Dividend Reinvestment and Stock Purchase Plan.

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

                                    *****

As of September 30, 2004, Laclede Gas had 1,921 employees, including 6 part-time employees. SM&P had 1,521 employees, including 7 part-time employees.

                           *****    *****    *****

Regulated Operations:
---------------------

Laclede Gas had a labor agreement that expired July 31, 2004 with Locals 5-6 and 5-194 of the Paper, Allied-Industrial, Chemical & Energy Workers International Union, two locals that represent approximately 74% of Laclede Gas' employees. On August 16, 2004, Laclede Gas and Union representatives reached a new four-year labor agreement replacing the prior agreement. The new contract applies through July 31, 2008.

                                    *****

The business of Laclede Gas has monopoly characteristics in that it is the only distributor of natural gas within its franchised service area. The principal competition is the local electric company. Other competitors in Laclede Gas' service area include suppliers of fuel oil, coal, propane in outlying areas, natural gas pipelines which can directly connect to large volume customers, and in a portion of downtown St. Louis, a district steam system. Laclede Gas has historically sold gas for househeating, certain other household uses, and commercial and industrial space heating at prices generally equal to or lower than prices charged for other sources of energy.

Laclede Gas' residential, commercial, and small industrial markets, representing more than 85% of the Utility's revenue, remain committed to natural gas. Given the current adequate level of supply, Laclede Gas believes that the relationship between competitive equipment and operating costs will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas.

Laclede Gas' competitive exposure is presently limited to space and water heating applications in the new multi-family and commercial rental markets. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems has contained the growth of these alternatives. Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage and vary widely in price throughout the year, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown St. Louis area heating users.

Laclede Gas offers gas transportation service to its large user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which Laclede Gas would have received under its regular sales rates. The availability of gas transportation service and favorable spot market prices for natural gas may even encourage these types of customers to maintain or expand operations in Laclede Gas' service area.

                                    *****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. For a detailed discussion of environmental matters, see Note 15 in the Notes to the Consolidated Financial Statements on page 55.

                                    *****

Customers and revenues contributed by each class of customers of Laclede Gas for the last three fiscal years are as follows:

     Regulated Gas Distribution Operating Revenues $(000)

                                                              2004                2003                2002
                                                 ----------------------------------------------------------
      Residential                                         $543,996            $502,071            $387,594
      Commercial & Industrial                              202,183             188,688             142,259
      Interruptible                                          3,206               2,744               1,769
      Transportation                                        14,523              15,503              12,868
      Off-System and Other Incentive                        99,152              60,609              43,443
      Provision for Refunds and Other                        5,845               5,157               4,164
                                                 ----------------------------------------------------------
         Total                                            $868,905            $774,772            $592,097
                                                 ==========================================================

      Customers (End of Period)

                                                              2004                2003                2002
                                                 ----------------------------------------------------------
      Residential                                          591,547             590,785             588,630
      Commercial & Industrial                               40,417              40,166              39,842
      Interruptible                                             16                  16                  14
      Transportation                                           151                 154                 152
                                                 ----------------------------------------------------------
         Total Customers                                   632,131             631,121             628,638
                                                 ==========================================================

Laclede Gas has franchises having initial terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. The franchise in Florissant, Missouri expired in 1992 and since that time Laclede Gas has continued to provide service in that community without a formal franchise. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas' current public utility business in the State of Missouri.

                           *****    *****    *****

Non-Regulated Services:
-----------------------

On January 28, 2002, Laclede Group completed its acquisition from NiSource, Inc. of 100% of the stock of SM&P, one of the nation's major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, operates across the midwestern states. Locators mark the placement of underground facilities for providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. As a result of the acquisition, SM&P's earnings not only diversify Laclede Group's earnings but also are counter-seasonal to those of Laclede Gas.

                           *****    *****    *****

Non-Regulated Gas Marketing:
----------------------------

Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Investment LLC, is engaged in non-regulated efforts to market natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas' traditional service area and related activities.

                           *****    *****    *****

Non-Regulated Other Subsidiaries include:
-----------------------------------------

Laclede Pipeline Company, a wholly owned subsidiary of Laclede Group, operates a propane pipeline that connects the propane storage and vaporization facilities of Laclede Gas to third-party propane supply terminal facilities located in Illinois.

Laclede Investment LLC, a wholly owned subsidiary of Laclede Group, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Gas Family Services, Inc., a wholly owned subsidiary of Laclede Energy Resources, Inc., is a registered insurance agency in the State of Missouri.

Laclede Development Company, a wholly owned subsidiary of Laclede Group, participates in real estate development, primarily through joint ventures.

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

Item 2.  Properties

The principal utility properties of Laclede Gas consist of approximately 15,000 miles of gas main and related service pipes, and meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas' utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration and the general office building. The current lease on the general office building extends through February 2010 with options to renew for up to 10 additional years.

For information on SM&P's lease obligations, see Note 15 to the Consolidated Financial Statements on page 55.

Other non-regulated properties of Laclede Group do not constitute a significant portion of its properties.

Item 3.  Legal Proceedings

For a description of environmental matters, see Note 15 to the Consolidated Financial Statements on page 55. For a description of pending regulatory matters of Laclede Gas, see Part I, Item 1, Business, Regulatory Matters on page 5. For a description of SM&P's employment-related litigation, see Note 15 to the Consolidated Financial Statements on page 56.

Laclede Group and its subsidiaries are involved in litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the consolidated financial position or results of operations reflected in the consolidated financial statements presented herein.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

EXECUTIVE OFFICERS OF REGISTRANT - Listed below are executive officers of Laclede Group and Laclede Gas as defined by the Securities and Exchange Commission. Their ages, at September 30, 2004, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *                        Appointed (1)

D. H. Yaeger, Age 55
  Laclede Group
  -------------
  Chairman, President and Chief Executive Officer             October 2000

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

  SM&P
  ----
  Chief Executive Officer                                     January 2002

  LER
  ---
  President                                                   January 1999
  Vice President                                              December 1995

K. J. Neises, Age 63
  Laclede Gas
  -----------
  Executive Vice President - Energy and
    Administrative Services                                   January 2002
  Senior Vice President - Energy and
    Administrative Services                                   March 1998

  LER
  ---
  Vice President                                              February 2002

R. E. Shively, Age 42
  Laclede Gas
  -----------
  Senior Vice President - Business and Services
    Development (2)                                           January 2001

  SM&P
  ----
  President                                                   March 2002

B. C. Cooper, Age 45
  Laclede Group
  -------------
  Chief Financial Officer (3)                                 September 2002

  Laclede Gas
  -----------
  Chief Financial Officer                                     September 2002

  LER
  ---
  Vice President                                              October 2002

M. C. Darrell, Age 46
  Laclede Group
  -------------
  General Counsel (4)                                         May 2004

  Laclede Gas
  -----------
  General Counsel                                             May 2004

D. P. Abernathy, Age 43
  Laclede Gas
  -----------
  Vice President - Associate General Counsel (5)              September 2004

M. C. Pendergast, Age 48
  Laclede Gas
  -----------
  Vice President - Associate General Counsel                  January 2002
  Assistant Vice President - Associate General Counsel        January 2000
  (Associate General Counsel)                                 November 1997

M. R. Spotanski, Age 44
  Laclede Gas
  -----------
  Vice President - Finance                                    January 2001
  Assistant Vice President - Finance                          January 2000
  (Assistant to the President)                                March 1998

M. D. Waltermire, Age 46
  Laclede Gas
  -----------
  Vice President - Operations & Marketing                     April 2003
  Vice President - Operations & Marketing Planning            February 2003
  Assistant Vice President - Planning                         May 2001
  (Director - Internal Audit)                                 January 1996

J. A. Fallert, Age 49
  Laclede Gas
  -----------
  Controller                                                  February 1998

R. L. Krutzman, Age 58
  Laclede Group
  -------------
  Treasurer and Assistant Secretary                           October 2000

  Laclede Gas
  -----------
  Treasurer and Assistant Secretary                           February 1996

  SM&P
  ----
  Assistant Treasurer                                         January 2002

  LER
  ---
  Treasurer and Assistant Secretary                           February 1996

M. C. Kullman, Age 44
  Laclede Group
  -------------
  Chief Governance Officer and Corporate Secretary            February 2004
  Corporate Secretary                                         October 2000

  Laclede Gas
  -----------
  Secretary and Associate General Counsel                     February 2001
  Secretary and Associate Counsel                             February 1998

  SM&P
  ----
  Secretary                                                   January 2002

  LER
  ---
  Secretary                                                   February 1998

R. A. Skau, Age 47
  Laclede Gas
  -----------
  Vice President - Human Resources                            February 2004
  Assistant Vice President - Human Resources                  September 2001
  (Director, Labor Relations)                                 February 1999



*The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

( ) Indicates a non-officer position.
(1) Officers of Laclede are normally reappointed at the Annual Meeting of the Board of Directors in January of each year to serve at the pleasure of the Board of Directors for the ensuing year and until their successors are elected and qualify.
(2) Mr. Shively was a principal in the Atlanta office of Scott Madden & Associates since December 1994.
(3) Mr. Cooper served as Vice President of Finance at GenAmerica Corporation since 2000, and prior to that he was Vice President/Controller from 1999 through 2000 and Second Vice President/Associate Controller at GenAmerica Corporation from 1995 through 1999. Before joining GenAmerica Corporation, he was with KPMG Peat Marwick LLP.
(4) Mr. Darrell served as Assistant General Counsel for NiSource, Inc. since 2002. Prior to that he was Executive Vice President and Chief Executive Officer in 2001 and General Counsel from 1997 through 2000 at Columbia Gas of Virginia.
(5) Mr. Abernathy served as Vice President, General Counsel and Secretary at Missouri- American Water Company from June 1999 through August 2004. He held the same position with other American Water Company affiliates from January 2004 through August 2004. He was Vice President, General Counsel and Secretary for St. Louis County Water Company from June 1999 through December 2001 and for Jefferson City Water Works Company from May 2000 through December 2001. He was also Vice President and Assistant Secretary at Continental Water Company and Water Utility Service Company from June 1999 through December 2000.

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder
Matters

The Laclede Group's common stock trades on the New York Stock Exchange
(NYSE) under the symbol "LG". The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

                               Fiscal 2004                    Fiscal 2003
                            High          Low              High          Low
------------------------------------------------------------------------------
1st Quarter                 30.00        27.20            24.84         21.79
2nd Quarter                 31.87        28.26            24.90         21.85
3rd Quarter                 31.35        26.05            27.75         23.10
4th Quarter                 29.35        26.31            28.70         24.85

The number of holders of record as of September 30, 2004 was 6,728.

Dividends declared on the common stock for the two most recent fiscal years were:

                                      Fiscal 2004             Fiscal 2003
------------------------------------------------------------------------------
1st Quarter                              $.335                   $.335
2nd Quarter                              $.340                   $.335
3rd Quarter                              $.340                   $.335
4th Quarter                              $.340                   $.335


For disclosures relating to securities authorized for issuance under equity compensation plans, please see Item 12, page 59.


Item 6.  Selected Financial Data

The Laclede Group, Inc.

                                                              Fiscal Years Ended September 30
                                                -------------------------------------------------------------
(Thousands, Except Per Share Amounts)               2004         2003      2002 (a)       2001        2000
                                                -------------------------------------------------------------
Summary of Operations
Operating Revenues:
  Regulated
    Gas distribution                             $  868,905  $  774,772    $592,097   $  923,242    $529,250
  Non-Regulated
    Services                                        104,239     100,168      94,116            -           -
    Gas marketing                                   270,328     163,861      64,798       69,455      31,331
    Other                                             6,848      11,529       4,228        9,412       5,547
                                                -------------------------------------------------------------
     Total Operating Revenues                     1,250,320   1,050,330     755,239    1,002,109     566,128
                                                -------------------------------------------------------------

Operating Expenses:
  Regulated
    Natural and propane gas                         575,691     483,742     340,045      640,006     294,717
    Other operation expenses                        121,596     118,550     106,027      101,915      86,970
    Maintenance                                      18,705      18,759      17,813       19,262      18,556
    Depreciation and amortization                    22,385      22,229      24,215       26,193      24,672
    Taxes, other than income taxes                   60,077      56,102      48,342       65,062      42,788
                                                -------------------------------------------------------------
     Total regulated operating expenses             798,454     699,382     536,442      852,438     467,703

  Non-Regulated
    Services                                         99,511     102,093      90,771            -           -
    Gas marketing                                   265,394     159,105      64,042       68,338      30,831
    Other                                             6,400      10,615       4,222        9,008       4,251
                                                -------------------------------------------------------------
     Total Operating Expenses                     1,169,759     971,195     695,477      929,784     502,785
                                                -------------------------------------------------------------
Operating Income                                     80,561      79,135      59,762       72,325      63,343
                                                -------------------------------------------------------------
Allowance for Funds Used During Construction           (123)       (107)       (149)         749         397
                                                -------------------------------------------------------------
Other Income and (Income Deductions) - Net            3,704       1,157         827          668         338
                                                -------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                         22,010      20,169      20,820       18,372      15,164
  Interest on long-term debt to unconsolidated
   affiliate trust                                    3,516       2,743           -            -           -
  Other interest charges                              3,234       3,974       4,989       10,067       8,844
                                                -------------------------------------------------------------
     Total Interest Charges                          28,760      26,886      25,809       28,439      24,008
                                                -------------------------------------------------------------
Income Before Income Taxes                           55,382      53,299      34,631       45,303      40,070
Income Tax Expense                                   19,264      18,652      12,247       14,831      14,105
                                                -------------------------------------------------------------
Net Income                                           36,118      34,647      22,384       30,472      25,965
Dividends on Redeemable Preferred
 Stock - Laclede Gas                                     62          62          68           87          93
                                                -------------------------------------------------------------
Net Income Applicable to
 Common Stock                                    $   36,056  $   34,585    $ 22,316   $   30,385    $ 25,872
                                                =============================================================

Basic Earnings Per Share of Common Stock              $1.82       $1.82       $1.18        $1.61       $1.37
                                                =============================================================

Diluted Earnings Per Share of Common Stock            $1.82       $1.82       $1.18        $1.61       $1.37
                                                =============================================================

Item 6.  Selected Financial Data (continued)

The Laclede Group, Inc.

                                                              Fiscal Years Ended September 30
                                                -------------------------------------------------------------
(Thousands, Except Per Share Amounts)               2004         2003      2002 (a)       2001        2000
                                                -------------------------------------------------------------
Dividends Declared -
 Common Stock                                    $   27,183  $   25,492   $   25,311    $ 25,296    $ 25,297
Dividends Declared Per
 Share of Common Stock                               $1.355       $1.34        $1.34       $1.34       $1.34

Utility Plant
  Gross Plant - End of Period                    $1,070,522  $1,030,665   $  988,747    $949,775    $915,998
  Net Plant - End of Period                         646,875     621,247      594,376     569,640     545,715
  Construction Expenditures                          49,130      49,926       48,765      46,952      51,635
  Property Retirements                                9,276       8,007        9,769      13,141       6,663
Goodwill - End of Period                             28,124      28,124       27,455           -           -
Other Property and Investments - End of Period       46,082      45,998       46,986      32,893      29,664
Total Assets - End of Period                     $1,265,295  $1,202,798   $1,090,990    $975,910    $931,740

Capitalization -
  End of Period
  Common Stock and Paid-In
   Capital                                       $  137,039  $   87,542   $   83,588    $106,590    $106,579
 Retained Earnings                                  220,483     211,610      202,517     205,512     200,423
 Accumulated Other Comprehensive
  Income (Loss)                                      (1,607)        (80)        (339)          -           -
 Treasury Stock                                           -           -            -     (24,017)    (24,017)
                                                -------------------------------------------------------------
     Common Stock Equity                            355,915     299,072      285,766     288,085     282,985
 Redeemable Preferred Stock - Laclede Gas             1,108       1,258        1,266       1,588       1,763
 Long-Term Debt to Unconsolidated Affiliate
  Trust                                              46,400      46,400            -           -           -
 Long-Term Debt - Laclede Gas                       333,936     259,625      259,545     284,459     234,408
                                                -------------------------------------------------------------
     Total Capitalization                        $  737,359  $  606,355   $  546,577    $574,132    $519,156
                                                =============================================================

Shares of Common Stock
 Outstanding - End of Period                         20,981      19,082       18,921      18,878      18,878
Book Value Per Share - End of Period                 $16.96      $15.67       $15.10      $15.26      $14.99

(a) Includes SM&P subsequent to its acquisition on January 28, 2002.

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

RESULTS OF OPERATIONS

Laclede Group's earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri's largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility's earnings are generated by the sale of heating energy, which historically has been heavily influenced by the weather. However, as part of the 2002 rate case settlement, the Utility initiated, effective November 9, 2002, an innovative weather mitigation rate design that lessens the impact of weather volatility on Laclede Gas customers during cold winters and is expected to stabilize the Utility's earnings in the future by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business wholly owned by Laclede Group, whose operations tend to be counter-seasonal to those of Laclede Gas. Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary, is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group's strategy includes efforts to stabilize and improve performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return has been a fundamental component of the Laclede Group strategy. The Utility's distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 15,000-mile natural gas distribution system and related storage facilities. In fiscal 2003, when the weather mitigation rate design first went into effect, the weather was essentially normal; therefore, its impact was minimal. However, it has shown its value during fiscal 2004, as the downward pressure on revenues and earnings has been significantly mitigated despite temperatures that were 14% warmer than normal. The Utility's income from off-system sales remains subject to fluctuations in market conditions. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure.

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working toward expanding its geographic footprint into new markets, and has made notable gains in adding business in several key markets after experiencing setbacks in fiscal 2003. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas' traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER's operations is subject to fluctuations in market conditions.

EARNINGS

Overview - Net Income (Loss) by Operating Segment

(Millions, after-tax)
-------------------------------------------------------         -------------     -------------    --------------
Years Ended September 30                                            2004              2003             2002
-------------------------------------------------------         -------------     -------------    --------------
Regulated Gas Distribution                                            $ 32.1            $ 34.3            $ 20.3
Non-Regulated Services                                                    .7              (3.3)              1.4
Non-Regulated Gas Marketing                                              3.0               2.9                .5
Other Non-Regulated Subsidiaries                                          .3                .7                .1
                                                                -------------     -------------    --------------
Net Income Applicable to Common Stock                                 $ 36.1            $ 34.6            $ 22.3
                                                                =============     =============    ==============

Laclede Group's net income applicable to common stock for fiscal 2004 was $36.1 million, compared with $34.6 million for fiscal 2003, and $22.3 million for fiscal 2002.

Laclede Group's basic and diluted earnings per share were $1.82 for both the twelve months ended September 30, 2004 and September 30, 2003. Earnings per share were unchanged from last year, as the effect of $1.5 million higher net income in 2004 was essentially offset by the impact of higher average shares outstanding this year, largely due to the sale of 1.725 million shares of common stock in May 2004. Variations in net income were primarily attributable to the following factors, quantified on a pre-tax basis.

Utility earnings decreased by $2.2 million in 2004 compared with 2003 primarily due to the following factors:
     o income recorded in 2003 totaling $3.5 million related to the Utility's management of its annual gas supply costs;
     o the net effect totaling $2.5 million of lower system gas sales volumes (resulting from temperatures in Laclede Gas' service area that were 14% warmer than normal and 15% warmer than the same period last year) tempered by the beneficial effect this year of the fully-implemented weather mitigation rate design that went into effect November 9, 2002;
     o a higher provision for uncollectible accounts totaling $1.7 million above fiscal year 2003;
     o an increase in interest charges of $1.3 million, primarily due to the issuance of additional long-term debt;
     o  pension costs that increased $1.1 million from fiscal year 2003; and
     o  higher wage rates.

     These factors were partially offset by:
     o non-operating income recorded this year that increased $2.5 million primarily reflecting the receipt of additional proceeds totaling
        $1.1 million related to the Utility's interest, as a policyholder, in the sale of a mutual insurance company, increases in other investment income, and lower donations;
     o a decrease in group insurance costs totaling $1.6 million from fiscal year 2003;
     o  income from off-system sales and capacity release that increased
        $1.4 million from fiscal year 2003;
     o the partial-year effect of the implementation of an Infrastructure System Replacement Surcharge effective June 10, 2004, totaling
        $1.1 million; and
     o the fully-implemented general rate increase, effective November 9, 2002, totaling $.9 million.

SM&P reported income in fiscal 2004 totaling $.7 million compared with a loss of $3.3 million in fiscal 2003. The significant improvement over the prior year was primarily due to the return of a substantial portion of business from two large customers as well as attainment of new business in both existing and new markets. LER reported minor improvements in earnings results compared with fiscal year 2003.

Laclede Group's basic and diluted earnings per share were $1.82 for the twelve months ended September 30, 2003, compared with $1.18 per share for the twelve-month period ended September 30, 2002. The $.64 per share increase in earnings was primarily attributable to increased earnings reported by Laclede Gas. The fiscal year 2003 increase in consolidated net income of $12.3 million from fiscal year 2002 was primarily attributable to the following factors, quantified on a pre-tax basis.

Utility earnings increased $14.0 million in fiscal 2003 compared with fiscal 2002 primarily due to the following factors:
     o general rate increases effective December 1, 2001 and November 9, 2002 totaling $15.2 million;
     o the net effect totaling $10.1 million of higher system gas sales volumes in fiscal 2003 (resulting from temperatures in Laclede Gas' service area that were 1% colder than normal and 21% colder than the same period in fiscal 2002), tempered by the partial-year effect of the weather mitigation rate design effective November 9, 2002;
     o  income from off-system sales and capacity release that increased
        $5.6 million from fiscal year 2002; and
     o income recorded in 2003 totaling $3.5 million related to the Utility's management of its annual gas supply costs.

     These factors were partially offset by:
     o  higher pension costs amounting to $5.1 million;
     o the effect of income recorded in fiscal year 2002 produced by the Utility's Price Stabilization Program totaling $4.9 million;
     o  a higher provision for uncollectible accounts totaling $4.5 million;
     o  increased group insurance charges totaling $1.5 million; and
     o  higher wage rates.

Results reported by SM&P, a non-regulated subsidiary acquired January 28, 2002, declined from fiscal year 2002 mainly due to the full fiscal year effect of seasonal losses, right-sizing costs and the partial loss of revenue related to two customers, and additional start-up costs related to SM&P's expansion into new markets and the addition of new customers. Earnings reported by LER increased over fiscal year 2002 primarily due to higher volumes sold and increased margins achieved in a favorable market.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for fiscal year 2004 increased $94.1 million, or 12.1%, above fiscal 2003. The increase was primarily attributable to higher wholesale gas costs that are passed on to Utility customers (subject to prudence review by the MoPSC) totaling $105.0 million, increased off-system sales revenues totaling $42.0 million, and, to a lesser extent, the effects of the general rate increase totaling $.9 million and the partial-year effect of the ISRS totaling $1.1 million. These factors were partially offset by lower system gas sales levels resulting from warmer weather and other variations totaling $54.9 million. Temperatures were 14% warmer than normal and 15% warmer than last year.

Regulated operating revenues for fiscal year 2003 increased $182.7 million, or 30.9%, above fiscal 2002. The increase in operating revenues was primarily comprised of higher natural gas sales levels resulting from colder weather and other variations amounting to $61.8 million, higher wholesale gas costs that are passed on to Utility customers (subject to prudence review by the MoPSC) of $87.2 million, increased off-system and capacity release revenues of $18.5 million, and the general rate increases effective December 1, 2001 and November 9, 2002 amounting to $15.2 million.

Laclede Gas sold and transported 1.12 billion therms in fiscal year 2004 compared with 1.13 billion and 1.06 billion in fiscal years 2003 and 2002, respectively.

Regulated operating expenses in fiscal 2004 increased $99.1 million, or 14.2%, from fiscal 2003. Natural and propane gas expense increased $91.9 million, primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses increased $3.0 million, or 2.2%, primarily due to a higher provision for uncollectible accounts, higher pension costs, and higher wage rates, partially offset by lower group insurance charges. Taxes, other than income, increased $4.0 million, or 7.1%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Regulated operating expenses in fiscal 2003 increased $162.9 million, or 30.4%, from fiscal 2002. Natural and propane gas expense increased $143.7 million primarily attributable to higher volumes purchased for sendout arising from the colder weather, higher rates charged by our suppliers, and higher off system gas expense. Other operation and maintenance expenses increased $13.4 million, or 10.9%, primarily due to increased pension expense, a higher provision for uncollectible accounts, increased group insurance charges, higher wage rates and increased insurance premiums. These factors were partially offset by reduced distribution charges. Depreciation and amortization expense decreased $2.0 million primarily due to the effect of negative amortization of a portion of the depreciation reserve effective July 1, 2002, as authorized by the MoPSC (see Note 1 related to Utility Plant, Depreciation and Amortization). This effect was partially offset by increased depreciable property. Taxes, other than income, increased $7.8 million, or 16.1%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenues for fiscal year 2004 increased $4.1 million from those revenues for fiscal year 2003 primarily due to SM&P's attainment of new business in both new and existing markets. The reduction in non-regulated services operating expenses, totaling $2.6 million, was primarily attributable to SM&P's reduction in personnel and related expenses and a non-recurring $1.0 million after-tax charge recorded during fiscal year 2003 associated with the loss of business from two customers. This reduction was partially offset by charges attributable to the employment-related litigation described in Note 15 to the Consolidated Financial Statements on page 56 of this report.

Laclede Group's non-regulated services operating revenues for fiscal year 2003 increased $6.1 million from those revenues for fiscal year 2002, primarily attributable to the twelve-month effect of revenues recorded by SM&P in 2003 (acquired January 28, 2002), partially offset by the partial loss of revenue related to two customers. Non-regulated services operating expenses in fiscal year 2003 increased $11.3 million due to the twelve-month effect of operating expenses recorded by SM&P (compared with fiscal year
2002), right-sizing costs and the partial loss of business from two customers, and additional start-up costs related to adding customers in new markets.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing revenues increased $106.5 million from those revenues for fiscal year 2003 primarily due to higher volumes sold and increased sales prices by LER. The increase in non-regulated gas marketing operating expenses, totaling $106.3 million, was primarily associated with increased gas expense incurred by LER related to higher volumes purchased and increased prices.

Non-regulated gas marketing revenues increased $99.1 million from those revenues for fiscal year 2002 primarily due to increased gas marketing sales by LER. Non-regulated gas marketing expenses increased $95.1 million in fiscal year 2003 mainly due to higher expenses associated with increased sales levels.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues decreased $4.7 million in fiscal year 2004 from fiscal year 2003, and increased $7.3 million in fiscal year 2003 from fiscal year 2002. These variations were primarily due to changes in sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses decreased $4.2 million from fiscal year 2003 primarily due to lower expenses associated with decreased sales levels recorded by Laclede Pipeline Company and increased $6.4 million in fiscal year 2003 mainly due to higher expenses associated with increased sales levels recorded by Laclede Pipeline Company.

Other Income and Income Deductions - Net

The $2.5 million increase in other income and income deductions-net in fiscal year 2004 from fiscal year 2003 was primarily attributable to the Utility's recognition this year of the receipt of additional proceeds totaling $1.1 million related to its interest, as a policyholder, in the sale of a mutual insurance company. These proceeds represent initial distributions relating to certain policies held by the Utility. Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company. Other income and income deductions-net also increased due to higher investment income and lower donations. The change in other income and income deductions-net in fiscal year 2003 from fiscal year 2002 was minor because the receipt of proceeds related to the Utility's interest in the sale of a mutual insurance company in 2003 totaling $.8 million was essentially offset by higher donations.

Interest Charges

Interest charges increased $1.9 million, or 7.0%, in fiscal 2004 (compared with fiscal 2003) primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million of 5 1/2% First Mortgage Bonds, the April 2004 issuance of $100 million of 6% First Mortgage Bonds, and the full-year effect of the issuance of long-term debt to an unconsolidated affiliate trust in December 2002 totaling $46.4 million. These increases in interest costs were partially offset by the early redemption in June 2004 of $50 million of 6 5/8% First Mortgage Bonds and the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds, as well as reduced interest on short-term debt, mainly attributable to lower borrowings.

Interest charges increased $1.1 million, or 4.2%, in fiscal 2003 (compared with fiscal 2002) primarily due to the issuance of long-term debt to an unconsolidated affiliate trust in December 2002, partially offset by lower interest on long-term debt (due to the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds) and reduced short-term interest expense (primarily due to lower rates).

Income Taxes

The increases in income taxes for all periods reported are primarily due to higher pre-tax income.

Labor Agreement

Laclede Gas had a labor agreement that expired July 31, 2004 with Locals 5-6 and 5-194 of the Paper, Allied-Industrial, Chemical & Energy Workers International Union, two locals that represent approximately 74% of Laclede Gas' employees. On August 16, 2004, Laclede Gas and Union representatives reached a new four-year labor agreement replacing the prior agreement. The new contract applies through July 31, 2008.

CRITICAL ACCOUNTING POLICIES

Our Discussion and Analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our consolidated financial statements:

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

For further discussion of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in this report on Form 10-K on page 38.

REGULATORY MATTERS

At the state level, there have been several important developments during the fiscal year affecting Laclede Gas, some of which are still pending.

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous order and Laclede Gas appealed this second order to the Circuit Court. In 2002, the Circuit Court ruled that the MoPSC's second order was lawful and reasonable, and Laclede Gas appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. On March 4, 2003 the Court of Appeals issued an opinion remanding the decision to the MoPSC based on the MoPSC's failure to support and explain its decision with adequate findings of fact. In May 2003, the Court of Appeals rejected the MoPSC's request that the Court reconsider its opinion or transfer this matter to the Missouri Supreme Court. On March 29, 2004, the MoPSC Staff and Laclede Gas responded to a MoPSC order directing interested parties to submit new proposed findings of fact on this issue for its consideration. By Order dated May 4, 2004, the MoPSC determined that it was necessary to take additional evidence on this issue. Evidentiary hearings were held on September 22-24, 2004, and briefs were filed on November 2, 2004. This proceeding now awaits the MoPSC's decision. Laclede Gas believes that a favorable decision, when recognized in rates, would be expected to benefit its cash flows.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas is paying $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and

Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003, the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. Oral arguments were held in the Missouri Court of Appeals for the Western District on August 17, 2004. The Utility is now awaiting the court's decision. The Utility continues to believe in the merits of its position and intends, if necessary, to assert its position vigorously throughout the appellate process. However, to the extent that a final decision in the courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position or results of operations of the Company.

On March 1, 2004, Laclede Gas submitted to the MoPSC an Infrastructure System Replacement Surcharge (ISRS) filing designed to increase revenues by approximately $3.86 million annually. Such filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On March 12, 2004, the MoPSC suspended the proposed surcharge until June 29, 2004 pursuant to the statute. On May 27, 2004 the Utility and the Staff of the MoPSC filed a Stipulation and Agreement ("S&A") that provided for a $3.56 million annual surcharge effective June 10, 2004. On June 1, 2004 the MoPSC approved the S&A. On October 28, 2004, Laclede Gas submitted its second ISRS filing to the MoPSC designed to increase revenues by approximately an additional $1.6 million annually.

ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities," addresses consolidation of business enterprises of variable interest entities. Public entities shall apply this Interpretation to their interests in special purpose entities as of the first interim period ending after December 15, 2003. Application by public entities for all other types of variable interest entities was required in financial statements for periods ending after March 15, 2004.

In December 2002, Laclede Group formed a wholly owned trust, Laclede Capital Trust I (Trust), for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. As of September 30, 2004, the Trust had $45 million of Trust Preferred Securities outstanding. The sole assets of the Trust are debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities. Prior to the application of FIN 46R, the Trust was consolidated in the financial statements of Laclede Group. The Company evaluated the effect of this pronouncement on this consolidation. In accordance with the provisions of FIN 46R, Laclede Group determined that the Trust is a variable interest entity because its common securities investment is considered not at risk, and Laclede Group is not the primary beneficiary of the Trust. Accordingly, the Trust was deconsolidated during the quarter ended March 31, 2004. The Consolidated Balance Sheets have been modified to include Investments in Unconsolidated Subsidiaries of $1.4 million representing Laclede Group's common securities investment in the Trust and to reflect Laclede Group's obligations related to the debentures. The common securities investment is included on the Other Property and Investments line on the Consolidated Balance Sheets. As permitted under FIN 46R, the Trust has been deconsolidated for prior periods and presented to be consistent with the current presentation. The adoption of FIN 46R did not result in a cumulative effect of an accounting change adjustment and did not have a material effect on the financial position or results of operations of Laclede Group.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003) (SFAS No. 132(R)), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132(R) replaces SFAS No. 132, and requires certain additional disclosures that became effective for fiscal years ending after and interim periods beginning after December 15, 2003. The required disclosures are included in Note 2 to the Consolidated Financial Statements on page 42 of this report, and the disclosures for prior periods are presented consistent with current presentation.

The Emerging Issues Task Force (EITF) deliberated Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost. A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 124, "Accounting for Certain Investments Held for Not-for-Profit Organizations." The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. Additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The required disclosures are included in Note 10 to the Consolidated Financial Statements on page 51 of this report.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 supersedes FSP 106-1 issued in January 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for FSP 106-2 is the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material effect on the financial position or results of operations of the Company.

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

CREDIT RATINGS

As of September 30, 2004, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

The Company has investment grade ratings, and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

CASH FLOWS

The Company's short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, variations in the timing of collections of gas costs under the Utility's PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year, and can cause significant variations in the Utility's cash provided by or used in operating activities.

Net cash provided by operating activities for the fiscal year ended 2004 was $84.1 million, a $93.1 million increase, compared with fiscal year 2003. The increase in cash provided by operating activities was primarily attributable to changes in the cost of natural gas in storage and variations in the timing of collections of gas costs under the PGA clause. Net cash used in operating activities for the fiscal year ended 2003 was $9.0 million, compared with cash provided by operations in fiscal year 2002 totaling $83.8 million. The adverse effect on cash related to operating activities was primarily due to changes in the cost of natural gas in storage and unfavorable variations in the timing of collections of gas costs under the PGA clause.

Net cash used in investing activities for fiscal year 2004 was $51.6 million compared with $51.5 million for fiscal year 2003. Cash used in investing activities during both periods primarily reflected Utility construction expenditures. Net cash used in investing activities for fiscal year 2002 was $94.1 million primarily reflecting Utility construction expenditures and the acquisition of SM&P.

Net cash used in financing activities was $25.9 million for fiscal year 2004, primarily reflecting the repayment of short-term debt and the payment of dividends, partially offset by the issuance of additional long-term debt and common stock. Net cash provided by financing activities was $55.0 million for fiscal year 2003, reflecting the issuance of long-term debt to unconsolidated affiliate trust and additional short-term borrowings, partially offset by the May 2003 maturity of $25 million of 6 1/4% First Mortgage Bonds and the payment of dividends. Net cash provided by financing activities in fiscal 2002 was $19.9 million primarily due to additional short-term borrowings partially offset by the payment of dividends.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. During the fiscal year 2004 heating season, Laclede Gas had lines of credit in place of up to $290 million, including a $25 million seasonal line during the peak winter season. Laclede Gas had short-term borrowings aggregating to a maximum of $274.7 million at any one time during the fiscal year. These borrowings were primarily commercial paper, supplemented from time to time by draws on the seasonal line of credit or short-term loans from Laclede Group. Loans from Laclede Group were no more than $12.6 million at any time. At the date of this report, Laclede Gas has aggregate lines of credit totaling $300 million, with $15 million expiring in April 2005 and $285 million expiring in September 2009. Short-term commercial paper borrowings outstanding at September 30, 2004 were $71.4 million at a weighted average interest rate of 1.9% per annum. Based on short-term borrowings at September 30, 2004, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $0.7 million on an annual basis.

Most of Laclede Gas' lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2004, total debt was 56% of total capitalization. For the fiscal year ended September 30, 2004, EBITDA was 3.82 times interest expense.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $120 million of debt securities remained registered and unissued as of September 30, 2004. The original MoPSC authorization for issuing securities registered on this Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt securities and receive paid-in capital through October 31, 2006. The remaining MoPSC authorization is $65.5 million, reflecting capital contributions that have been made by Laclede Group to Laclede Gas under this authority through October 2004. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

In April 2004, Laclede Gas issued $50 million of First Mortgage Bonds,
5 1/2% Series, due May 1, 2019, and $100 million of First Mortgage Bonds, 6% Series, due May 1, 2034. The net proceeds of approximately $147.9 million from this issuance were used to repay short-term debt and to call at par the $50 million 6 5/8% Series First Mortgage Bonds in June 2004. The proceeds were also used to pay at maturity $25 million of 8 1/2% First Mortgage Bonds in November 2004. At September 30, 2004, Laclede Gas had fixed-rate long-term debt totaling $360 million, including the $25 million current portion. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of September 30, 2004. Laclede Group issued 1.725 million shares of common stock in May 2004 under this registration. The net proceeds of approximately $44.7 million from this sale were used to make a capital contribution to Laclede Gas. Laclede Gas used the contribution to reduce short-term borrowings and for general corporate purposes. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit obtained from U.S. Bank National Association, expiring in June 2005, to meet short-term liquidity needs of its subsidiaries. This line of credit has a covenant limiting the total debt of Laclede Gas Company to no more that 70% of the Utility's total capitalization (as noted above, this ratio stood at 56% on September 30, 2004). This line has been used to provide letters of credit of $1.2 million on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. The maximum balance outstanding during fiscal year 2004 was $10.0 million, and there was no balance outstanding as of September 30, 2004.

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

Laclede Group had guarantees outstanding totaling $8.5 million for performance and payment of certain wholesale gas supply purchases by LER as of September 30, 2004. Laclede Group issued an additional $1.5 million guarantee in October 2004 on behalf of LER.

Utility construction expenditures were $49.1 million in fiscal 2004 compared with $49.9 million in fiscal 2003 and $48.8 million in fiscal 2002. Laclede Gas expects fiscal 2005 utility construction expenditures to approximate $56 million. Non-utility construction expenditures for fiscal 2004 were $2.2 million compared with $1.2 million in fiscal 2003, and $4.2 million in fiscal 2002, and are estimated at approximately $5 million in fiscal 2005.

Consolidated capitalization at September 30, 2004, excluding current obligations of long-term debt, consisted of 48.3% Laclede Group common stock equity, .2% Laclede Gas preferred stock equity, 6.3% Long-term debt to unconsolidated affiliate trust, and 45.2% Laclede Gas long-term debt.

The ratio of earnings to fixed charges was 2.8 for fiscal year 2004, 2.8 for fiscal year 2003, and 2.2 for fiscal year 2002.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2004, Laclede Group had contractual obligations with payments due as summarized below (in millions):

                                                                  Payments due by period
                                                  -------------------------------------------------------
                                                        Less than       1-3           3-5       More than
      Contractual Obligations             Total           1 year       Years         Years       5 years
---------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                        $704.9         $ 46.0        $ 74.0        $68.6        $516.3
Capital Leases                                 -              -             -            -             -
Operating Leases (b)                        18.7            8.1           4.9          3.3           2.4
Purchase Obligations - Natural Gas (c)     246.0          165.4          67.9          6.4           6.3
Purchase Obligations - Other (d)            11.2            5.3           3.9          2.0             -
Other Long-Term Liabilities                    -              -             -            -             -
                                     --------------------------------------------------------------------
Total                                     $980.8         $224.8        $150.7        $80.3        $525.0
                                     ====================================================================

(a) Long-term debt obligations reflect principal maturities and interest payments.
(b) Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.
(c) These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2004 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its Purchased

     Gas Adjustment Clause; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.
(d) These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

MARKET RISK

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At September 30, 2004, the Utility held approximately 29 million MmBtu of futures contracts at an average price of $6.67 per MmBtu. These positions have various expiration dates, the longest of which extends through March 2005.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2004, LER's open positions were not material to Laclede Group's financial position or results of operations.

ENVIRONMENTAL MATTERS

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretations evolve, however, additional costs may be incurred.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of September 30, 2004, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. Laclede Gas continues to evaluate options concerning this site, including, but not limited to, the submission of its own Remedial Action Plan (RAP) to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not, and for many years has not, owned this site. At this time, it is not clear whether Laclede Gas will incur any costs in connection with environmental investigations or remediation at the site, and if it does incur any costs, what the amount of those costs would be.

Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates. While the scope of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with federal and state regulators may not be significant, the scope of costs relative to future remedial actions regulators may require at the Shrewsbury site and to the other sites is unknown and may be material.

Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to costs incurred under current agreement regarding the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, and with regard to any future actions that might be required at the Shrewsbury site, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company's Management Discussion and Analysis of Financial Condition is included in Exhibit 99.1.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Management's Discussion and Analysis of Financial Condition and Results of Operations, page 27.

Item 8.  Financial Statements and Supplementary Data

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

Deloitte & Touche LLP, the Company's independent auditors, whose report is contained herein, is responsible for auditing the Company's financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards include obtaining an understanding of the internal control structure in order to design the audit of the financial statements.

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

The Certificates under Rule 13a-14(a) and Section 1350 Certifications of the CEO and CFO of Laclede Group are included in this report as Exhibits 31 and 32, respectively.

Douglas H. Yaeger
Chairman of the Board,
President and Chief Executive Officer

Barry C. Cooper
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
The Laclede Group, Inc.

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and its subsidiaries ("the Company") as of September 30, 2004 and 2003, and the related statements of consolidated income, common shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and its subsidiaries as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 17, 2004

Item 8. Financial Statements and Supplementary Data

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousands, Except Per Share Amounts)
-------------------------------------------------------         -------------     -------------    -------------
Years Ended September 30                                            2004              2003             2002
-------------------------------------------------------         -------------     -------------    -------------

Operating Revenues:
  Regulated
    Gas distribution                                              $  868,905        $  774,772         $592,097
  Non-Regulated
    Services                                                         104,239           100,168           94,116
    Gas marketing                                                    270,328           163,861           64,798
    Other                                                              6,848            11,529            4,228
                                                                -------------     -------------    -------------
      Total Operating Revenues                                     1,250,320         1,050,330          755,239
                                                                -------------     -------------    -------------
Operating Expenses:
  Regulated
    Natural and propane gas                                          575,691           483,742          340,045
    Other operation expenses                                         121,596           118,550          106,027
    Maintenance                                                       18,705            18,759           17,813
    Depreciation and amortization                                     22,385            22,229           24,215
    Taxes, other than income taxes                                    60,077            56,102           48,342
                                                                -------------     -------------    -------------
      Total regulated operating expenses                             798,454           699,382          536,442
  Non-Regulated
    Services                                                          99,511           102,093           90,771
    Gas marketing                                                    265,394           159,105           64,042
    Other                                                              6,400            10,615            4,222
                                                                -------------     -------------    -------------
      Total Operating Expenses                                     1,169,759           971,195          695,477
                                                                -------------     -------------    -------------
Operating Income                                                      80,561            79,135           59,762
                                                                -------------     -------------    -------------
Other Income and (Income Deductions) - Net                             3,581             1,050              678
                                                                -------------     -------------    -------------
Interest Charges:
  Interest on long-term debt                                          22,010            20,169           20,820
  Interest on long-term debt to unconsolidated
   affiliate trust                                                     3,516             2,743                -
  Other interest charges                                               3,234             3,974            4,989
                                                                -------------     -------------    -------------
      Total Interest Charges                                          28,760            26,886           25,809
                                                                -------------     -------------    -------------
Income Before Income Taxes                                            55,382            53,299           34,631
Income Tax Expense                                                    19,264            18,652           12,247
                                                                -------------     -------------    -------------
Net Income                                                            36,118            34,647           22,384
Dividends on Redeemable Preferred Stock -
 Laclede Gas                                                              62                62               68
                                                                -------------     -------------    -------------
Net Income Applicable to Common Stock                             $   36,056        $   34,585         $ 22,316
                                                                =============     =============    =============

Average Number of Common Shares Outstanding                           19,783            19,022           18,888

Basic Earnings Per Share of Common Stock                               $1.82             $1.82            $1.18

Diluted Earnings Per Share of Common Stock                             $1.82             $1.82            $1.18

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME


(Thousands)
----------------------------------------------------------    -----------    -----------     -----------
Years Ended September 30                                          2004           2003            2002
----------------------------------------------------------    -----------    -----------     -----------

Net Income Applicable to Common Stock                           $36,056        $34,585         $22,316
                                                              -----------    -----------     -----------
Other Comprehensive Income (Loss), Before Tax:
  Net gains (losses) on cash flow hedging derivative
   instruments:
    Net hedging gain (loss) arising during the period            (4,809)         1,184               -
    Reclassification adjustment for (gains) losses included
     in net income                                                1,977           (366)              -
                                                              -----------    -----------     -----------
    Net unrealized gains (losses) on cash flow
     hedging derivative instruments                              (2,832)           818               -
  Minimum pension liability adjustment                              344           (396)           (553)
                                                              -----------    -----------     -----------
Other Comprehensive Income (Loss), Before Tax                    (2,488)           422            (553)
Income Tax Expense (Benefit) Related to Items
 of Other Comprehensive Income (Loss)                              (961)           163            (214)
                                                              -----------    -----------     -----------
Other Comprehensive Income (Loss), Net of Tax                    (1,527)           259            (339)
                                                              -----------    -----------     -----------
Comprehensive Income                                            $34,529        $34,844         $21,977
                                                              ===========    ===========     ===========

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Thousands)
-------------------------------------------------------------     -------------    ------------
September 30                                                           2004            2003
-------------------------------------------------------------     -------------    ------------

Assets
  Utility Plant                                                     $1,070,522      $1,030,665
    Less - Accumulated depreciation and amortization                   423,647         409,418
                                                                  -------------    ------------
           Net Utility Plant                                           646,875         621,247
                                                                  -------------    ------------
  Goodwill                                                              28,124          28,124
                                                                  -------------    ------------

  Other Property and Investments (net of accumulated
   depreciation and amortization, 2004, $12,661;
   2003, $9,486)                                                        46,082          45,998
                                                                  -------------    ------------

  Current Assets:
    Cash and cash equivalents                                           13,854           7,291
    Accounts receivable:
      Gas customers - billed and unbilled                               76,223          70,217
      Other                                                             51,822          41,298
      Less - Allowances for doubtful accounts                          (10,362)         (7,181)
    Inventories:
      Natural gas stored underground at LIFO cost                      131,773         117,231
      Propane gas at FIFO cost                                          15,808          17,132
      Materials, supplies and merchandise at average cost                4,714           4,071
    Derivative instrument assets                                        16,857          12,643
    Unamortized purchased gas adjustments                               19,618               -
    Deferred income taxes                                                1,321           7,631
    Prepayments and other                                               16,008          17,557
                                                                  -------------    ------------
           Total Current Assets                                        337,636         287,890
                                                                  -------------    ------------

 Deferred Charges:
    Prepaid pension cost                                                92,026         109,445
    Regulatory assets                                                  104,703         103,807
    Other                                                                9,849           6,287
                                                                  -------------    ------------
           Total Deferred Charges                                      206,578         219,539
                                                                  -------------    ------------

           Total Assets                                             $1,265,295      $1,202,798
                                                                  =============    ============

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands)
------------------------------------------------------------------------   ------------     ------------
September 30                                                                   2004             2003
------------------------------------------------------------------------   ------------     ------------
Capitalization and Liabilities
  Capitalization:
  Common stock equity                                                       $  355,915       $  299,072
  Redeemable preferred stock (less current sinking fund requirements)
   - Laclede Gas                                                                 1,108            1,258
  Long-term debt to unconsolidated affiliate trust                              46,400           46,400
  Long-term debt (less current portion) - Laclede Gas                          333,936          259,625
                                                                           ------------     ------------
           Total Capitalization                                                737,359          606,355
                                                                           ------------     ------------

Current Liabilities:
  Notes payable                                                                 71,380          218,200
  Accounts payable                                                              68,366           66,001
  Advance customer billings                                                     23,620           15,361
  Current portion of long-term debt and preferred stock                         25,145                -
  Wages and compensation accrued                                                15,596           15,859
  Dividends payable                                                              7,214            6,461
  Customer deposits                                                             10,661            5,044
  Interest accrued                                                              10,920            7,363
  Taxes accrued                                                                 16,725           13,211
  Unamortized purchased gas adjustment                                               -            5,865
  Other                                                                         13,003           12,911
                                                                           ------------     ------------
           Total Current Liabilities                                           262,630          366,276
                                                                           ------------     ------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                        189,626          180,598
  Unamortized investment tax credits                                             5,010            5,316
  Pension and postretirement benefit costs                                      20,484           20,973
  Regulatory liabilities                                                        28,210              582
  Other                                                                         21,976           22,698
                                                                           ------------     ------------
           Total Deferred Credits and Other Liabilities                        265,306          230,167
                                                                           ------------     ------------
Commitments and Contingencies (Note 15)
                                                                           ------------     ------------
           Total Capitalization and Liabilities                             $1,265,295       $1,202,798
                                                                           ============     ============

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION


(Thousands, Except Per Share Amounts)
------------------------------------------------------------------------    ----------    ----------
September 30                                                                   2004          2003
------------------------------------------------------------------------    ----------    ----------

Common Stock Equity:
  Common stock, par value $1 per share:
    Authorized - 2004 and 2003, 70,000,000 shares
    Issued - 2004, 20,981,165 shares; and
      2003, 19,082,402 shares                                                $ 20,981      $ 19,082
  Paid-in capital                                                             116,058        68,460
  Retained earnings                                                           220,483       211,610

Accumulated other comprehensive income (loss)                                  (1,607)          (80)
                                                                            ----------    ----------
           Total Common Stock Equity                                          355,915       299,072
                                                                            ----------    ----------

Redeemable Preferred Stock - Laclede Gas, par value $25 per share
 (1,480,000 shares authorized)
  Issued and outstanding:
    5% Series B - 2004, 44,192 shares; and
      2003, 44,413 shares                                                         960         1,110
    4.56% Series C - 2004 and 2003, 5,906 shares                                  148           148
                                                                            ----------    ----------
           Total Redeemable Preferred Stock                                     1,108         1,258
                                                                            ----------    ----------

Long-Term Debt to Unconsolidated Affiliate Trust                               46,400        46,400
                                                                            ----------    ----------

Long-Term Debt - Laclede Gas:
  First mortgage bonds:
    8-1/2% Series, due November 15, 2004                                            -        25,000
    8-5/8% Series, due May 15, 2006                                            40,000        40,000
    7-1/2% Series, due November 1, 2007                                        40,000        40,000
    6-1/2% Series, due November 15, 2010                                       25,000        25,000
    6-1/2% Series, due October 15, 2012                                        25,000        25,000
    6-5/8% Series, due June 15, 2016                                                -        50,000
    5-1/2% Series, due May 1, 2019                                             50,000             -
    7% Series, due June 1, 2029                                                25,000        25,000
    7.90% Series, due September 15, 2030                                       30,000        30,000
    6% Series, due May 1, 2034                                                100,000             -
                                                                            ----------    ----------
           Total                                                              335,000       260,000

  Unamortized discount, net of premium,
    on long-term debt                                                          (1,064)         (375)
                                                                            ----------    ----------
           Total Long-Term Debt - Laclede Gas                                 333,936       259,625
                                                                            ----------    ----------
           Total                                                             $737,359      $606,355
                                                                            ==========    ==========

Long-term debt and preferred stock dollar amounts are exclusive of current portion.

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                               Common Stock Issued
                                             ----------------------    Paid-in  Retained    Accum. Other  Treasury
(Thousands, Except for Shares)                  Shares      Amount     Capital  Earnings    Comp. Income   Stock     Total
                                                ------      ------     -------  --------    ------------ ---------   -----
                                             --------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2001                    20,743,625    $20,744   $ 85,846  $205,512       $     -   $(24,017)  $288,085
                                             --------------------------------------------------------------------------------
  Net Income Applicable to Common
   Stock                                               -          -          -    22,316             -          -     22,316
  Cancel treasury stock                       (1,865,638)    (1,866)   (22,151)        -             -     24,017          -
  Dividend reinvestment plan                      43,300         43        966         -             -          -      1,009
  Dividends declared:
    Common stock ($1.34 per share)                     -          -          -   (25,311)            -          -    (25,311)
  Other comprehensive income (loss)                    -          -          -         -          (339)         -       (339)
  Other                                                -          -          6         -             -          -          6
                                             --------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2002                    18,921,287    $18,921   $ 64,667  $202,517       $  (339)  $      -   $285,766
                                             --------------------------------------------------------------------------------
  Net Income Applicable to Common
   Stock                                               -          -          -    34,585             -          -     34,585
  Dividend reinvestment plan                     161,115        161      3,793         -             -          -      3,954
  Dividends declared:
    Common stock ($1.34 per share)                     -          -          -   (25,492)            -          -    (25,492)
  Other comprehensive income (loss)                    -          -          -         -           259          -        259
                                             --------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2003                    19,082,402    $19,082   $ 68,460  $211,610       $   (80)  $      -   $299,072
                                             --------------------------------------------------------------------------------
   Net Income Applicable to Common Stock               -          -          -    36,056             -          -     36,056
   Common stock offering                       1,725,000      1,725     43,003         -             -          -     44,728
   Dividend reinvestment plan                    138,213        138      3,809         -             -          -      3,947
   Equity plan                                    35,550         36        800         -             -          -        836
   Dividends declared:
     Common stock ($1.355 per share)                   -          -          -   (27,183)            -          -    (27,183)
   Other comprehensive income (loss)                   -          -          -         -        (1,527)         -     (1,527)
   Other                                               -          -        (14)        -             -          -        (14)
                                             --------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2004                    20,981,165    $20,981   $116,058  $220,483       $(1,607)  $      -   $355,915
                                             ================================================================================

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands)
------------------------------------------------------------------------------------------------------------
Years Ended September 30                                                   2004         2003         2002
------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net Income                                                              $ 36,118     $ 34,647      $22,384
 Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
 Depreciation and amortization                                             25,572       25,615       26,223
 Deferred income taxes and investment
   tax credits                                                             15,568       15,412        5,666
 Other - net                                                                  256          502          801
 Changes in assets and liabilities:
   Accounts receivable - net                                              (13,349)     (14,856)       3,714
   Unamortized purchased gas adjustments                                  (25,483)     (17,111)      13,950
   Deferred purchased gas costs                                            41,022      (21,461)         185
   Accounts payable                                                         2,365       20,294       11,093
   Advance customer billings - net                                          8,259       (9,471)      13,153
   Taxes accrued                                                            3,514        3,396       (5,097)
   Natural gas stored underground                                         (14,542)     (40,110)        (460)
   Other assets and liabilities                                             4,817       (5,886)      (7,768)
                                                                        ------------------------------------
       Net cash provided by (used in)
        operating activities                                               84,117       (9,029)      83,844

Investing Activities:
 Construction expenditures                                                (51,309)     (51,112)     (52,999)
 Employee benefit trusts                                                   (2,221)      (1,099)      (1,508)
 Acquisition of SM&P, net of cash and cash equivalents                          -            -      (38,044)
 Other investments                                                          1,885          685       (1,515)
                                                                        ------------------------------------
       Net cash used in
        investing activities                                              (51,645)     (51,526)     (94,066)

Financing Activities:
 Issuance of first mortgage bonds                                         150,000            -            -
 Maturity/Redemption of first mortgage bonds                              (50,000)     (25,000)           -
 Issuance (repayment) of short-term debt - net                           (146,820)      56,530       44,620
 Issuance of common stock                                                  49,497        3,954        1,009
 Dividends paid                                                           (26,494)     (25,500)     (25,365)
 Issuance of long-term debt to unconsolidated affiliate trust                   -       45,000            -
 Preferred stock reacquired                                                    (5)          (8)        (395)
 Other                                                                     (2,087)           -            -
                                                                        ------------------------------------
       Net cash (used in) provided by
        financing activities                                              (25,909)      54,976       19,869
                                                                        ------------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                                           6,563       (5,579)       9,647
Cash and Cash Equivalents at
 Beginning of Year                                                          7,291       12,870        3,223
                                                                        ------------------------------------
Cash and Cash Equivalents at End of Year                                 $ 13,854     $  7,291     $ 12,870
                                                                        ====================================


Supplemental Disclosure of Cash Paid
  During the Year for:
  Interest                                                               $ 24,325     $ 26,183     $ 23,125
  Income taxes                                                                376          156       12,087

See the accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LACLEDE GROUP, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas Company (Laclede Gas or the Utility) and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

           Investment in Unconsolidated Affiliate Trust - Laclede Group formed a wholly owned trust, Laclede Capital Trust I (Trust) for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. The sole assets of the Trust are debentures of Laclede Group.

           On December 16, 2002, Laclede Group invested $1.4 million in common securities of the Trust and the Trust issued $45 million of 7.70% Trust Preferred Securities with a liquidation value of $25 per share due December 1, 2032. The Trust Preferred Securities can be redeemed on or after December 16, 2007. All of the proceeds from the sale of the Trust Preferred Securities, along with the Trust common securities, were invested by the Trust in debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities.

           Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities," the Trust was consolidated in the financial statements of Laclede Group. Concurrent with the adoption of FIN 46R, the Trust was deconsolidated during the quarter ended March 31, 2004. The Consolidated Balance Sheets were modified to include Investments in Unconsolidated Subsidiaries of $1.4 million representing Laclede Group's common securities investment in the Trust and to reflect Laclede Group's obligations related to the debentures totaling $46.4 million. The common securities investment is included on the Other Property and Investments line on the Consolidated Balance Sheets. As permitted under FIN 46R, the Trust has been deconsolidated for prior periods and presented to be consistent with the current presentation.

           NATURE OF OPERATIONS - Laclede Group is an exempt holding company under the Public Utility Holding Company Act of 1935. Laclede Gas, Laclede Group's largest subsidiary and core business unit, is a public utility engaged in the retail distribution of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. As an adjunct to its gas distribution business, Laclede Gas operates underground natural gas storage fields. SM&P Utility Resources, Inc. (SM&P), acquired by Laclede Group on January 28, 2002, is one of the nation's major underground locating and marking service businesses. SM&P is headquartered in Carmel, Indiana and operates in the midwestern states. Laclede Energy Resources, Inc. (LER) is a wholly-owned subsidiary engaged in non-regulated efforts to market natural gas and related activities. The activities of other wholly-owned subsidiaries are described in Note 14, Information by Operating Segment.

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

           UTILITY PLANT, DEPRECIATION AND AMORTIZATION - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses. Effective December 1, 2001, the MoPSC ordered the cost of removing retired utility plant to be recovered as an expense when incurred rather than being included in depreciation rates. Prior to December 1, 2001, the Utility's removal costs, net of salvage, were charged to accumulated depreciation. As ordered by the MoPSC, Laclede Gas instituted lower depreciation rates effective December 1, 2001 and began expensing all removal costs, net of salvage, as incurred. These costs are included in the Other Operation Expenses line on the income statement. Effective July 1, 2002, the MoPSC ordered the negative amortization on a straight-line basis of a portion of the Utility's depreciation reserve, amounting to $3.4 million annually, until implementation of rates in the Utility's next rate case proceeding during which the parties have agreed to review the depreciation issue in light of SFAS No. 143 implementation. Minor changes in depreciation rates were implemented January 1, 2003, as authorized by the MoPSC.

           Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation and amortization in 2004, 2003 and 2002 averaged approximately 2.6%, 2.7% and 2.8%, respectively, of the original cost of depreciable and amortizable property.

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

           The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

           (Thousands)                                                          2004        2003
           -----------------------------------------------------------------------------------------

           Regulatory Assets:
           Future income taxes due from customers                              $ 62,834    $ 62,633
           Pension and postretirement benefit costs                              27,480      14,358
           Unamortized purchased gas adjustments                                 19,618           -
           Purchased gas costs                                                        -      13,749
           Compensated absences                                                   6,706       6,511
           Other                                                                  7,751       6,984
                                                                             -----------------------
           Total Regulatory Assets                                             $124,389    $104,235
                                                                             =======================
           Regulatory Liabilities:
           Unamortized investment tax credits                                  $  5,010    $  5,316
           Unamortized purchased gas adjustments                                      -       5,865
           Purchased gas costs                                                   27,273           -
           Other                                                                    937         582
                                                                             -----------------------
           Total Regulatory Liabilities                                        $ 33,220    $ 11,763
                                                                             =======================

           As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Approximately $3.3 million has been amortized from December 27, 1999 through September 30, 2004. Previously deferred costs of $2.1 million are being recovered and amortized on a straight line basis over a ten-year period, without return on investment. Approximately $1.0 million has been amortized from December 27, 1999 through September 30, 2004. The Commission also authorized previously deferred costs of $2.8 million and $.3 million to be recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective December 1, 2001 and November 9, 2002, respectively. Approximately $.8 million and $.1 million has been amortized, respectively, through September 30, 2004.

           NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2004 exceeded the LIFO cost by $6.5 million and at September 30, 2003 exceeded the LIFO cost by $19.6 million. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.

           REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenue at September 30, 2004 and 2003, for the Utility, was $8.8 million and $8.9 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at September 30, 2004 and 2003 were $4.2 million and $3.7 million, respectively.

           SM&P, LER and Laclede Group's other non-regulated subsidiaries record revenues when earned, either when the product is delivered or when services are performed.

           In the course of its business, Laclede Group's non-regulated marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER's fixed price energy contracts are designated as normal purchases and normal sales, as defined in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues are recorded using a gross presentation.

           PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT - The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Currently, the MoPSC allows Laclede Gas to adjust the gas cost component of its rates in order to better match customer billings with market natural gas prices. Currently, the tariffs allow scheduled gas cost adjustments in November, January, March and June. Effective February 2002, the MoPSC clarified that costs, cost reductions and carrying costs associated with the Utility's use of natural gas financial instruments (except as provided previously under the Price Stabilization Program (PSP)) are gas costs recoverable through the PGA mechanism.

           The provisions of the PGA Clause also include operation of the gas supply cost management program, whereby Laclede Gas is permitted to share in certain costs savings related to its natural gas procurement activities.

           Operation of the PSP was also included in the provisions of the PGA Clause. Under those provisions, the MoPSC authorized Laclede Gas to purchase financial instruments to protect itself and its customers from unusually large winter period gas price increases. The costs of purchasing these instruments and financial gains derived from such activities were passed on to Laclede Gas customers through the operation of its PGA Clause. Laclede Gas had an opportunity to benefit from gains and cost reductions achieved under the Program. The PSP was allowed to expire at the end of the fiscal 2002 heating season, at which time, the Utility recorded nearly $4.9 million in pre-tax income produced through the Program. See Note 15 for further discussion of the PSP.

           Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs, cost reductions, and carrying costs associated with the use of financial instruments), and amounts due to or from customers related to the operation of the gas supply cost management program and PSP are reflected as a deferred charge or credit until fiscal year end. At that time, the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.

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

           EARNINGS PER COMMON SHARE - Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company had outstanding at September 30, 2004 were stock options. The diluted weighted average shares outstanding, as shown in Note 5, reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per share.

           STOCK-BASED COMPENSATION - The Laclede Group Equity Incentive Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Incentive Plan is to provide a more competitive compensation program and to attract and retain those executives and other key employees essential to achieve the Company's strategic objectives. To accomplish this purpose, the Compensation Committee of the Board of Directors may grant awards under the Equity Incentive Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the Equity Plan, key employees of the Company and its subsidiaries, as determined by the sole discretion of the administrator, will be eligible to receive (a) restricted shares of common stock, (b) performance awards, (c) stock options exercisable into shares of common stock, (d) stock appreciation rights, and
(e) stock units, as well as any other stock-based awards not inconsistent with the Equity Incentive Plan. Each award under the Equity Incentive Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Incentive Plan may not exceed 1,250,000.

           During fiscal 2004, the Company granted 1,500 shares of restricted stock at a weighted average fair value of $28.85 per share. These shares have restrictions on vesting, sale and transferability. The restrictions lapse with the passage of time. The Company holds the certificates for restricted stock until the shares fully vest in November 2005. In the interim, a participant receives full dividends and voting rights. Restricted stock awards are recorded at the market value on the date of the grant. Compensation cost charged against income for the twelve months ended September 30, 2004 was approximately $12,000, net of tax effects.

           During the twelve months ended September 30, 2004, the Company granted 224,000 non-qualified stock options to employees at an exercise price of $28.85 per share. These options were not exercisable before November 8, 2004. During the twelve months ended September 30, 2003, the Company granted 221,500 non-qualified stock options at an exercise price of $23.27 per share, a portion of which became exercisable on February 6, 2004. The stock options vest one-fourth each year for four years after the date of the grant. The Company accounts for the Equity Incentive Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income, as all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company's stock on the date of the grant.

           Stock option activity for the years ended September 30, 2004 and September 30, 2003 is presented below:

                                                                                 Weighted Average
                                                            Shares                Exercise Price
                                                           -------               ----------------
          Outstanding at September 30, 2002                      -                         -

          Granted                                          221,500                    $23.27
          Exercised                                              -                         -
          Forfeited                                        (12,500)                    23.27

          Outstanding at September 30, 2003                209,000                    $23.27

          Granted                                          224,000                     28.85
          Exercised                                        (34,050)                    23.27
          Forfeited                                         (5,750)                    24.24

          Outstanding at September 30, 2004                393,200                    $26.43

          Exercisable at September 30, 2004                 17,200                    $23.27

           Exercise prices of options outstanding at September 30, 2004 range from $23.27 to $28.85. The weighted-average contractual life of these options is 8.8 years. The closing price of the Company's common stock was $29.23 at September 30, 2004.

           If compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share of common stock would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during the twelve months ended September 30, 2004 and 2003 is $6.22 per option and $4.33 per option, respectively. The estimated fair value of options would be amortized to expense over the options' vesting period and restricted stock would be expensed on the grant date.

          (Thousands, Except Per Share Amounts)         2004        2003        2002
          ------------------------------------------------------------------------------
          Net income applicable to
           common stock, as reported                    $36,056     $34,585     $22,316

          Deduct: Total stock-based
           employee compensation expense
           determined under the fair value
           based method for all awards,
           net of tax effects                               343          93           -
                                                      ----------------------------------

          Pro forma net income
           applicable to common stock                   $35,713     $34,492     $22,316
                                                      ==================================

          Earnings per share:
          Basic - as reported                             $1.82       $1.82       $1.18
          Diluted - as reported                           $1.82       $1.82       $1.18
          Basic - pro forma                               $1.80       $1.81       $1.18
          Diluted - pro forma                             $1.80       $1.81       $1.18

           The fair value of the options granted during the twelve months ended September 30, 2004 and September 30, 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2004          2003              2002
                                                     ----------------------------------------------------
           Risk free interest rate                             4.30%         4.00%       Not Applicable
           Expected dividend yield of stock                    4.60%         5.70%       Not Applicable
           Expected volatility of stock                       25.00%        25.00%       Not Applicable
           Expected life of option                         96 months     96 months       Not Applicable

           NEW ACCOUNTING STANDARDS - FIN 46R, "Consolidation of Variable Interest Entities," addresses consolidation of business enterprises of variable interest entities. Public entities shall apply this Interpretation to their interests in special purpose entities as of the first interim period ending after December 15, 2003. Application by public entities for all other types of variable interest entities was required in financial statements for periods ending after March 15, 2004.

           In December 2002, Laclede Group formed a wholly owned trust, Laclede Capital Trust I (Trust), for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. As of September 30, 2004, the Trust had $45 million of Trust Preferred Securities outstanding. The sole assets of the Trust are debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities. Prior to the application of FIN 46R, the Trust was consolidated in the financial statements of Laclede Group. The Company evaluated the effect of this pronouncement on this consolidation. In accordance with the provisions of FIN 46R, Laclede Group determined that the Trust is a variable interest entity because its common securities investment is considered not at risk, and Laclede Group is not the primary beneficiary of the Trust. Accordingly, the Trust was deconsolidated during the quarter ended March 31, 2004. The Consolidated Balance Sheets have been modified to include Investments in Unconsolidated Subsidiaries of $1.4 million representing Laclede Group's common securities investment in the Trust and to reflect Laclede Group's obligations related to the debentures. The common securities investment is included on the Other Property and Investments line on the Consolidated Balance Sheets. As permitted under FIN 46R, the Trust has been deconsolidated for prior periods and presented to be consistent with the current presentation. The adoption of FIN 46R did not result in a cumulative effect of an accounting change adjustment and did not have a material effect on the financial position or results of operations of Laclede Group.

           In December 2003, the FASB issued SFAS No. 132 (revised 2003) (SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."
SFAS No. 132(R) replaces SFAS No. 132, and requires certain additional disclosures that became effective for fiscal years ending after and interim periods beginning after December 15, 2003. The required disclosures are included in Note 2, and the disclosures for prior periods are presented consistent with current presentation.

           The Emerging Issues Task Force (EITF) deliberated Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The Issue was intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost. A consensus was reached regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 124, "Accounting for Certain Investments Held for Not-for-Profit Organizations." The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. Additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The required disclosures are included in Note 10.

           In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 supersedes FSP 106-1 issued in January 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for FSP 106-2 is the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material effect on the financial position or results of operations of the Company.

           RECLASSIFICATION - Certain prior-period amounts have been reclassified to conform to current-period presentation.

2. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans
-------------

           Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. Pension cost in 2004 and 2003 amounted to $4.5 and $2.2 million, respectively, and pension credits in 2002 amounted to $4.5 million, including amounts recorded in construction.

           The net periodic pension costs (credits) include the following components:

          (Thousands)                                                  2004        2003        2002
          --------------------------------------------------------------------------------------------

          Service cost - benefits earned
           during the period                                         $ 11,107    $  9,060    $  8,399
          Interest cost on projected
           benefit obligation                                          16,231      16,600      14,653
          Expected return on plan assets                              (22,499)    (22,601)    (24,749)
          Amortization of transition obligation                             -        (236)       (602)
          Amortization of prior service cost                            1,324       1,392       1,127
          Amortization of actuarial (gain)/loss                         3,803       1,338      (3,768)
                                                                   -----------------------------------
            Sub-Total                                                $  9,966    $  5,553    $ (4,940)
          Loss on lump sum settlement                                   8,109         273           -
          Regulatory adjustment                                       (13,583)     (3,582)        435
                                                                   -----------------------------------
          Net pension cost (credit)                                  $  4,492    $  2,244    $ (4,505)
                                                                   ===================================

           Effective with the implementation of rates (from the 1999 rate case) on December 27, 1999, the Commission authorized amounts that were deferred pursuant to provisions in previous rate cases to be included in rates without return on investment and amortized over a fifteen-year period. Additionally, pursuant to that order and effective for fiscal 2002, the return on plan assets was based on the market value of plan assets and the unrecognized gain or loss balances subject to amortization were based upon the most recent five-year average of the unrecognized gain or loss balance. Net gains and losses in fiscal 2002 subject to amortization were amortized over a five-year period, as ordered by the MoPSC in the 1999 rate case.

           Effective for fiscal 2003 and 2004, pursuant to the Commission's order in Laclede Gas' 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants.

           Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be paid in the form of lump-sum cash payments. Pursuant to MoPSC order in the Utility's 2001 rate case, effective for fiscal 2002 through 2004, lump sum payments are recognized as settlements only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump sum payments recognized as settlements totaled $32.7 million in fiscal 2004, $.5 million in fiscal 2003, and none in fiscal 2002.

           Changes in the minimum pension liability resulted in charges/(credits) to Other Comprehensive Income of $(.7) million in fiscal 2004, $5.1 million in fiscal 2003, and $.6 million in fiscal 2002.

           In the 2002 rate case, the Commission ordered that the recovery in rates for the Utility's qualified pension plans is based on the ERISA minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3.4 million effective July 1, 2003. The difference between this amount and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

           The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation recognized in the Consolidated Balance Sheets at September 30:

           (Thousands)                                                       2004         2003
           --------------------------------------------------------------------------------------

           Benefit obligation at beginning of year                         $268,439     $228,090
           Service cost                                                      11,107        9,060
           Interest cost                                                     16,231       16,600
           Plan amendments                                                      (55)           -
           Actuarial (gain) loss                                             (2,825)      38,864
           Settlements                                                      (32,677)        (491)
           Gross benefits paid                                               (7,637)     (23,684)
                                                                          -----------------------

           Benefit obligation at end of year                               $252,583     $268,439
                                                                          =======================

           Accumulated benefit obligation at end of year                   $199,819     $219,799

           The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:

           (Thousands)                                                                 2004         2003
           ------------------------------------------------------------------------------------------------

           Fair value of plan assets at beginning of year                             $274,542    $273,230
           Actual return on plan assets                                                 24,980      23,989
           Employer contributions                                                          270       1,498
           Settlements                                                                 (32,677)       (491)
           Gross benefits paid                                                          (7,637)    (23,684)
                                                                                    -----------------------
           Fair value of plan assets at end of year                                   $259,478    $274,542
                                                                                    -----------------------

           Funded status at end of year                                               $  6,896    $  6,103
           Unrecognized net actuarial loss                                              65,525      82,743
           Unrecognized prior service cost                                              15,884      17,264
           Fourth quarter contribution adjustment                                           56          56
                                                                                    -----------------------
           Net amount recognized at end of year                                       $ 88,361    $106,166
                                                                                    =======================

           Amounts recognized in the Consolidated Balance Sheets consist of:

           Prepaid pension cost                                                       $ 88,607    $105,081
           Accrued benefit liability                                                    (5,827)     (5,294)
           Intangible asset                                                                691         753
           Regulatory adjustment                                                         4,286       4,677
           Accumulated other comprehensive income                                          604         949
                                                                                    -----------------------
           Net amount recognized at end of year                                       $ 88,361    $106,166
                                                                                    =======================

           The pension benefit obligation and the fair value of plan assets are based on a June 30 measurement date.

           The assumptions used to calculate net periodic pension costs are as follows:

                                                                              2004        2003        2002
           -------------------------------------------------------------------------------------------------

           Weighted average discount rate                                     6.00%       7.25%       7.75%
           Weighted average rate of future compensation increase              3.00%       4.00%       4.00%
           Expected long term rate of return on plan assets                   8.50%       8.50%       8.50%

           The expected long term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long term assumption that generally does not change annually.

           The assumptions used to calculate the benefit obligations are as follows:

                                                                              2004        2003
           --------------------------------------------------------------------------------------

           Weighted average discount rate                                     6.25%       6.00%
           Weighted average rate of future compensation increase              3.25%       3.00%

           Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

           (Thousands)                                                        2004       2003
           --------------------------------------------------------------------------------------

           Projected benefit obligation                                      $25,026    $23,920
           Accumulated benefit obligation                                     22,139     21,428
           Fair value of plan assets                                          15,034     14,788

           Following are the targeted and actual plan assets by category:

                                                                        2005      2004      2003
                                                                       Target    Actual    Actual
           ----------------------------------------------------------------------------------------

           Equity Securities                                             50%       51%       52%
           Debt Securities                                               50%       49%       48%
                                                                    -------------------------------
           Total                                                        100%      100%      100%

           Laclede Gas' investment policy is designed to preserve, to the extent possible, a surplus of plan assets over the projected benefit obligation and minimize contributions to the trusts. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas' tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored.

           Laclede Gas' current investment policy targets an asset allocation of 50% to equity securities and 50% to debt securities (including short term securities held for the purpose of making benefit payments). Laclede Gas generally rebalances quarterly if the actual allocation deviates from the target allocation by more than 2%.

           Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

                                                                      Pensions    Pensions
                                                                        from        from
                                                                      Qualified    Laclede
           (Millions)                                                   Trust     Gas Funds
           ---------------------------------------------------------------------------------

           2005                                                        $ 16.2       $ .3
           2006                                                          15.3         .4
           2007                                                          14.9         .4
           2008                                                          16.1         .4
           2009                                                          18.6         .5
           2010 - 2014                                                  119.5        2.9

           The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal 2005 are anticipated to be none into the qualified trusts, and $.3 million into the non-qualified plans.

Postretirement Benefits
-----------------------

           Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The unrecognized transition obligation is being amortized over 20 years. Postretirement benefit costs in 2004, 2003 and 2002 amounted to approximately $7.9 million, $7.8 million, and $6.5 million, respectively, including amounts charged to construction.

           Net periodic postretirement benefit costs consisted of the following components:

           (Thousands)                                             2004        2003        2002
           ---------------------------------------------------------------------------------------

           Service cost - benefits earned
            during the period                                     $3,175      $2,758      $2,205
           Interest cost on accumulated
            postretirement benefit obligation                      3,202       3,661       3,266
           Expected return on plan assets                           (836)       (937)       (853)
           Amortization of transition
            obligation                                             1,059       1,267       1,267
           Amortization of prior service cost                        (32)        328         365
           Amortization of actuarial loss                            697         415         227
           Regulatory adjustment                                     658         301          69
                                                              ------------------------------------
           Net postretirement benefit cost                        $7,923      $7,793      $6,546
                                                              ====================================

           Effective with the implementation of rates (from the 1999 rate case) on December 27, 1999, the Commission authorized amounts that were deferred pursuant to provisions in previous rate cases, to be included in rates without return on investment and amortized over a fifteen-year period. Additionally, pursuant to that order and effective for fiscal 2002, the return on plan assets was based on the market value of plan assets and the unrecognized gain or loss balances subject to amortization were based upon the most recent five-year average of the unrecognized gain or loss balance. Net gains and losses in fiscal 2002 subject to amortization were amortized over a five-year period, as ordered by the MoPSC in the 1999 rate case.

           Effective for fiscal 2003 and 2004, pursuant to the Commission's order in the Utility's 2002 rate case, the return on plan assets is based on market related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

           The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

           (Thousands)                                                      2004         2003
           ------------------------------------------------------      -----------------------
           Benefit obligation at beginning of year                        $52,508     $50,027
           Service cost                                                     3,175       2,758
           Interest cost                                                    3,202       3,661
           Plan amendments                                                 (4,323)     (4,021)
           Actuarial loss                                                   2,577       5,131
           Gross benefits paid                                             (5,404)     (5,048)
                                                                       -----------------------
           Benefit obligation at end of year                              $51,735     $52,508
                                                                       =======================

           The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:

           (Thousands)                                                     2004         2003
           -----------------------------------------------------------------------------------

           Fair value of plan assets at beginning of year                $ 14,254    $ 12,081
           Actual return on plan assets                                       802          61
           Employer contributions                                           7,324       7,160
           Gross benefits paid                                             (5,404)     (5,048)
                                                                       -----------------------
           Fair value of plan assets at end of year                      $ 16,976    $ 14,254
                                                                       -----------------------

           Funded status at end of year                                  $(34,759)   $(38,254)
           Unrecognized net actuarial loss                                 18,579      16,665
           Unrecognized prior service cost                                   (245)       (277)
           Unrecognized net transition obligation                           5,188      10,570
                                                                       -----------------------
           Net amount recognized at end of year
            as postretirement benefit cost                               $(11,237)   $(11,296)
                                                                       =======================

           The accumulated postretirement benefit obligation and the fair value of plan assets are based on a June 30 measurement date.

           The assumptions used to calculate net periodic postretirement benefit costs are as follows:

                                                                             2004      2003     2002
           -------------------------------------------------------------------------------------------

           Weighted average discount rate                                    6.00%     7.25%    7.75%
           Weighted average rate of future compensation increase             3.00%     4.00%    4.00%
           Expected long term rate of return on plan assets                  8.50%     8.50%    8.50%
           Medical cost trend rate (initial)                                 7.00%     8.00%    5.00%
           Medical cost trend rate (ultimate)                                5.00%     5.00%    5.00%

           The expected long term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long term assumption that generally does not change annually.

           The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

                                                                              2004        2003
           -------------------------------------------------------------------------------------

           Weighted average discount rate                                     6.25%       6.00%
           Weighted average rate of future compensation increase              3.25%       3.00%
           Medical cost trend rate (initial)                                  9.00%       7.00%
           Medical cost trend rate (ultimate)                                 5.00%       5.00%

           The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

           (Thousands)                                                      1% Increase  1% Decrease
           -------------------------------------------------------------------------------------------
           Effect on net periodic benefit cost                                   $  430      $  (410)
           Effect on accumulated postretirement benefit obligation                1,660       (1,580)

           Following are the targeted and actual plan assets by category:

                                                                      2005      2004      2003
                                                                     Target    Actual    Actual
         ---------------------------------------------------------------------------------------

         Equity Securities                                             60%       53%       45%
         Debt Securities                                               40%       47%       55%
                                                                  ------------------------------
         Total                                                        100%      100%      100%

           Missouri state law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. Laclede Gas' investment policy seeks to maximize investment returns consistent with Laclede Gas' tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas' current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short term securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is continually rebalanced to the target allocation.

           Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

                                                                   Benefits Paid     Benefits Paid
                                                                   from Qualified    from Laclede
           (Millions)                                                  Trusts         Gas Funds
           ---------------------------------------------------------------------------------------
           2005                                                        $ 4.2            $ .4
           2006                                                          4.4              .4
           2007                                                          4.6              .4
           2008                                                          4.6              .5
           2009                                                          4.8              .5
           2010 - 2014                                                  28.2             2.4

           Laclede Gas' funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to SFAS No. 106 as recovered in rates. Contributions to the postretirement plans in fiscal 2005 are anticipated to be $7.5 million to the qualified trusts, and $.4 million paid directly to participants from Laclede Gas funds.

Other Plans
-----------

           Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to approximately $2.9 million per year for fiscal years 2004, 2003 and 2002.

SM&P Utility Resources, Inc.
----------------------------

           SM&P maintains a defined benefit plan for selected employees. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan was $38,000 for fiscal 2004, $62,000 for fiscal 2003, and $54,000 from the date of acquisition of SM&P through the end of fiscal 2002. The net liability recognized under the plan was $389,000 and $351,000 at September 30, 2004 and 2003, respectively.

           SM&P sponsors defined contribution plans which cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. The Company provides a match of such contributions within specific limits. The cost of the defined contribution plans of SM&P amounted to $.7 million and $.6 million, respectively, for the fiscal years 2004 and 2003, and $.7 million from the date of acquisition of SM&P through the end of fiscal 2002.

3. GAS SUPPLY COST MANAGEMENT

           In the 2002 rate case, the MoPSC approved a new plan applicable to the management of the Utility's gas supply commodity costs under which it may retain up to 10% of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. Laclede Gas achieved approximately $3.5 million in pre-tax income under the plan during fiscal 2003, but did not record any income under the plan during fiscal 2004. Income recorded under the plan is included in the Regulated Gas Distribution Operating Revenues on the Statements of Consolidated Income.

4. FINANCIAL INSTRUMENTS

           In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments for the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2004, LER's open positions were not material to Laclede Group's financial position or results of operations.

           Settled and open future positions were as follows at September 30, 2004:

                                                                                              Average
                                                                                  MMBtu      Price per
                                                             Position Month    (millions)      MMBtu
                                                             --------------    ----------    ---------
           Settled net long and short futures positions       October 2004         .68        $5.26

           Open short futures positions                      November 2004         .70         5.70
                                                             December 2004         .77         6.35
                                                              January 2005         .26         6.83
                                                             February 2005         .14         5.90
                                                               April 2005         1.00         6.14
                                                                May 2005           .44         6.03

           Open long futures positions                       November 2004         .30         6.07
                                                             September 2005        .14         5.05

           The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $2.0 million of pre-tax net unrealized losses on cash flow hedging derivative instruments at September 30, 2004 will be reclassified into the Consolidated Statement of Income during fiscal 2005. The ineffective portions of these hedge instruments were not material for the periods presented, and such amounts are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5. EARNINGS PER SHARE OF COMMON STOCK

           SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company's stock-based compensation plan at the beginning of each respective period. There were no antidilutive shares for the periods presented.

           (Thousands, Except Per Share Amounts)                     2004      2003      2002
                                                                  -----------------------------
           Basic EPS:
           Net Income Applicable to Common Stock                   $36,056   $34,585   $22,316

           Weighted-Average Shares Outstanding                      19,783    19,022    18,888
           Earnings Per Share of Common
            Stock                                                    $1.82     $1.82     $1.18

           Diluted EPS:
           Net Income Applicable to Common Stock                   $36,056   $34,585   $22,316

           Weighted-Average Shares Outstanding                      19,783    19,022    18,888
           Dilutive Effect of Employee Stock
            Options                                                     22         7         -
                                                                  -----------------------------
           Weighted-Average Diluted Shares                          19,805    19,029    18,888
                                                                  =============================

           Earnings Per Share of Common
            Stock                                                    $1.82     $1.82     $1.18

6. COMMON STOCK AND PAID-IN CAPITAL

           Total shares of common stock outstanding were 20.98 million and
19.08 million at September 30, 2004 and 2003, respectively.

           In May 2004, Laclede Group issued 1.725 million shares of common stock through a public stock offering. Also in fiscal 2004, Laclede Group issued 138,213 shares of common stock under its Dividend Reinvestment Plan and 35,550 shares of common stock under its Equity Incentive Plan. Paid-in capital increased $47.6 million in 2004 as a result of these issuances.

           Paid-in capital increased $3.8 million in 2003 primarily due to the issuance of 161,115 shares of common stock under the Dividend
Reinvestment and Stock Purchase Plan.

           On August 23, 2001, Laclede Group declared a dividend of one preferred share purchase right for each outstanding share of common stock as of October 1, 2001. Each preferred share purchase right entitles the registered holder to purchase from Laclede Group one one-hundredth of Series A junior participating preferred stock for a purchase price of $90, subject to adjustment. The value of one one-hundredth of a preferred share purchasable upon the exercise of each right should, because of the nature of the preferred shares' dividend, liquidation and voting rights, approximate the value of one common share. The rights expire on October 1, 2011 and may be redeemed by Laclede Group for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock until ten business days after (i) public announcement that a person or group has acquired beneficial ownership of 20% or more of the common stock, or (ii) commencement, or announcement of an intention to make, a tender offer or exchange for beneficial ownership of 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, for the purchase price, the number of shares equal to the purchase price divided by one-half of the market price. Alternatively, Laclede Group may exchange each right for one one-hundredth of a preferred share. A total of 20.98 million rights were outstanding on September 30, 2004.

           As of September 30, 2004, $120 million of the Laclede Gas shelf registration on Form S-3 remained registered and unissued. The original MoPSC authorization for issuing securities registered on Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt securities and receive paid-in capital through October 31, 2006. The remaining MoPSC authorization is $65.5 million, reflecting capital contributions that have been made by Laclede Group to Laclede Gas under this authority through October 2004. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

7. REDEEMABLE PREFERRED STOCK

           The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Laclede Gas Board of Directors. The redemption price is equal to par of $25.00 a share.

           During 2004, 221 shares of 5% Series B preferred stock were reacquired; in 2003, 336 shares of 5% Series B preferred stock were reacquired.

           Any default in a sinking fund payment must be cured before Laclede Gas may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the next five years subsequent to September 30, 2004 are $.1 million in 2005, and $.2 million each in 2006 through 2009.

8. LONG-TERM DEBT & LONG-TERM DEBT TO UNCONSOLIDATED AFFILIATE TRUST

           Maturities on long-term debt, including current portion, for the five fiscal years subsequent to September 30, 2004 are as follows:

           2005   $25 million
           2006   $40 million
           2007   -
           2008   $40 million
           2009   -

           In April 2004, Laclede Gas issued $50 million of First Mortgage Bonds, 5 1/2% Series due May 1, 2019 and $100 million of First Mortgage Bonds, 6% Series due May 1, 2034. The net proceeds of approximately $147.9 million from this issuance were used to repay short-term debt and to call at par the $50 million 6 5/8% Series First Mortgage Bonds in June 2004. The proceeds were also used to pay at maturity $25 million principal amount of Laclede Gas' 8 1/2% First Mortgage Bonds in November 2004.

           On December 16, 2002, Laclede Group invested $1.4 million in common securities of Laclede Capital Trust I (Trust), a wholly owned Delaware Statutory trust of Laclede Group, and the Trust issued $45 million of 7.70% Trust Preferred Securities with a liquidation value of $25 per share due December 1, 2032. These securities can be redeemed on or after December 16, 2007. All of the proceeds from the sale of the Trust Preferred Securities, along with the Trust common securities, were invested by the Trust in debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities. Net proceeds of approximately
$43.3 million from the sale of these debentures were used to repay the $42.8 million bank note obtained in January 2002 to fund the acquisition of SM&P, and for other general corporate purposes.

           As of September 30, 2004, $120 million of the Laclede Gas shelf registration on Form S-3 remained registered and unissued. The original MoPSC authorization for issuing securities registered on Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt securities and receive paid-in capital through October 31, 2006. The remaining MoPSC authorization is $65.5 million, reflecting capital contributions that have been made by Laclede Group to Laclede Gas under this authority through October 2004. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

           Substantially all of the utility plant of Laclede Gas is subject to the liens of its mortgage. Its mortgage contains provisions that restrict retained earnings from declaration or payment of cash dividends. As of September 30, 2004 and 2003, all of the retained earnings of Laclede Gas were free from such restrictions.

9. NOTES PAYABLE AND CREDIT AGREEMENTS

           In September 2004, Laclede Gas renewed its syndicated line of credit for a term of five years and increased the amount of the line to $285 million from $250 million. The Utility has supplemental 364-day lines totaling $15 million through April 2005. Laclede Gas also had a seasonal credit line of $25 million for the period of October 14, 2003 through February 13, 2004.

           Laclede Gas issues commercial paper that is supported by the bank lines of credit. During fiscal year 2004, the Utility's short-term borrowing requirements, which peaked at $274.7 million, were met primarily by the sale of commercial paper, supplemented from time to time by draws on its seasonal credit line or short-term loans from Laclede Group. Loans from Laclede Group were no more than $12.6 million at any time. Laclede Gas had $71.4 million in commercial paper outstanding as of September 30, 2004, at a weighted average interest rate of 1.9% per annum, and $218.2 million outstanding as of September 30, 2003, at a weighted average interest rate of 1.2% per annum.

           Most of Laclede Gas' lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2004, total debt was 56% of total capitalization. For the fiscal year ended September 30, 2004, EBITDA was 3.82 times interest expense.

           Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit obtained from U.S. Bank National Association, expiring in June 2005, to meet short-term liquidity needs of its subsidiaries. This line of credit has a covenant limiting the total debt of Laclede Gas to no more than 70% of the utility's total capitalization (this ratio stood at 56% on September 30, 2004.) This line has been used to provide letters of credit totaling $1.2 million on behalf of SM&P Utility Resources, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. The maximum balance outstanding during fiscal year 2004 was $10.0 million, and there was no balance outstanding at September 30, 2004.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

           The carrying amounts and estimated fair values of financial instruments at September 30, 2004 and 2003 are as follows:

                                                                              Carrying    Fair
           (Thousands)                                                         Amount     Value
           ---------------------------------------------------------------------------------------

           2004:
             Cash and cash equivalents                                        $ 13,854   $ 13,854
             Investment in unconsolidated affiliate trust                        1,400      1,400
             Short-term debt                                                    71,380     71,380
             Long-term debt, including current portion                         358,936    393,735
             Redeemable preferred stock, including current sinking fund
              requirements                                                       1,253      1,253
             Long-term debt to unconsolidated affiliate trust                   46,400     49,910

           2003:
             Cash and cash equivalents                                        $  7,291   $  7,291
             Investment in unconsolidated affiliate trust                        1,400      1,400
             Short-term debt                                                   218,200    218,200
             Long-term debt, including current portion                         259,625    290,780
             Redeemable preferred stock                                          1,258      1,258
             Long-term debt to unconsolidated affiliate trust                   46,400     50,000

           The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these investments. Fair value of long-term debt, preferred stock, and long-term debt to unconsolidated affiliate trust is estimated based on market prices for similar issues.

           Investments in unconsolidated affiliate trust - The Company's cost method investments consist of $1.4 million in common securities of Capital Trust I, a wholly owned subsidiary trust. This investment was not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of that investment.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

           The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the Consolidated Balance Sheets at September 30 were as follows:

                                                   Net Unrealized       Minimum Pension
                                                  Gains (Losses) on       Liability
                                                   Cash Flow Hedges       Adjustment          Total
                                          -----------------------------------------------------------
Balance, September 30, 2002                            $     -              $(339)           $  (339)
Current-period change                                      502               (243)               259
                                          -----------------------------------------------------------
Balance, September 30, 2003                                502               (582)               (80)
Current-period change                                   (1,738)               211             (1,527)
                                          -----------------------------------------------------------
Balance, September 30, 2004                            $(1,236)             $(371)           $(1,607)
                                          ===========================================================

12. INCOME TAXES

           The net provisions for income taxes charged during the years ended September 30, 2004, 2003 and 2002 are as follows:

           (Thousands)
           -------------------------------------------------------------------------------
           Years Ended September 30                             2004      2003      2002
           -------------------------------------------------------------------------------

           Included in Statements of
            Consolidated Income:
              Federal
                Current                                       $ 3,606   $ 2,166   $ 5,510
                Deferred                                       13,062    13,741     5,069
                Investment tax credit
                 adjustments - net                               (305)     (313)     (319)
              State and local
                Current                                            89     1,074     1,071
                Deferred                                        2,812     1,984       916
                                                            ------------------------------
                               Total                          $19,264   $18,652   $12,247
                                                            ==============================

           The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

                                                               2004       2003       2002
                                                          ---------------------------------

           Federal income tax statutory rate                   35.0%      35.0%      35.0%
           State and local income taxes,
            net of federal income tax benefits                  3.4        3.7        3.7
           Certain expenses capitalized on books
            and deducted on tax return                         (3.1)      (2.9)      (4.4)
           Taxes related to prior years                         (.2)      (1.3)       1.3
           Other items - net                                    (.3)       0.5       (0.2)
                                                          ---------------------------------
           Effective income tax rate                           34.8%      35.0%      35.4%
                                                          =================================

           The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

           (Thousands)                                       2004        2003
           ---------------------------------------------------------------------

           Deferred tax assets:
             Reserves not currently deductible             $ 21,508    $ 18,043
             Deferred gas cost                                    -       1,602
             Unamortized investment tax credits               3,154       3,347
             Other                                            6,330       4,788
                                                          ----------------------
               Total deferred tax assets                     30,992      27,780

           Deferred tax liabilities:
             Relating to utility property                   159,326     146,854
             Pension                                         38,904      42,500
             Deferred gas cost                                5,589           -
             Other                                           15,478      11,393
                                                          ----------------------
               Total deferred tax liabilities               219,297     200,747

           Net deferred tax liability                       188,305     172,967
           Net deferred tax asset - current                   1,321       7,631
                                                          ----------------------
           Net deferred tax liability - non-current        $189,626    $180,598
                                                          ======================

13. OTHER INCOME AND INCOME DEDUCTIONS - NET

           (Thousands)                                          2004       2003       2002
           ---------------------------------------------------------------------------------
           Non-recurring investment gains                      $1,947     $  816     $   -
           Allowance for funds used during construction          (123)      (107)     (149)
           Other income                                         1,507        939       978
           Other income deductions                                250       (598)     (151)
                                                             -------------------------------
           Other income and (income deductions) - net          $3,581     $1,050     $ 678
                                                             ===============================

           Laclede Gas recorded the receipt of proceeds totaling $1.9 million and $.8 million during fiscal 2004 and 2003, respectively, related to its interest, as a policy holder, in the sale of a mutual insurance company. These proceeds represent initial distributions relating to certain policies held by the Utility. Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company.

14. INFORMATION BY OPERATING SEGMENT

           The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in the midwestern states, a wholly owned subsidiary of Laclede Group acquired on January 28, 2002. The Non-Regulated Gas Marketing segment includes the results of LER, a wholly owned subsidiary of Laclede Group. In 2002 LER's operations did not meet the quantitative thresholds to produce a reportable segment. Its operations are included as a reportable segment in the current period, and 2002 segment information has been reclassified. Non-Regulated Other includes the transportation of liquid propane, the sale of insurance related products, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five wholly owned subsidiaries, plus Laclede Energy Services, Inc. (LES), a wholly owned subsidiary of Laclede Group that became operational on May 1, 2002 and was dissolved on April 14, 2003. LES performed administrative gas supply and risk management services. The dissolution of LES had no material effect on the financial position or results of operations of Laclede Group. The results of SM&P's operations since January 28, 2002 and the results of LES' operations (while active) are included in Laclede Group's Consolidated Financial Statements. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

                                 Regulated Gas  Non-Regulated   Non-Regulated  Non-Regulated
(Thousands)                       Distribution     Services     Gas Marketing      Other      Eliminations   Consolidated
                                 -----------------------------------------------------------------------------------------
    FISCAL 2004
    Revenues from
     external customers           $  865,946       $103,885       $250,004        $ 3,386       $      -      $1,223,221
    Intersegment
     revenues                          2,959            354         20,324          3,462              -          27,099
                                 -----------------------------------------------------------------------------------------
    Total operating
     revenues                        868,905        104,239        270,328          6,848              -       1,250,320
                                 -----------------------------------------------------------------------------------------
    Depreciation &
     amortization                     22,385              -*             -              -**            -          22,385
    Interest charges                  25,202          3,488             75            423           (428)         28,760
    Income tax
     expense                          16,508            625          1,896            235              -          19,264
    Net income
     applicable to
     common stock                     32,063            650          3,021            322              -          36,056
    Total assets                   1,154,365         58,466         33,971         33,830        (15,337)      1,265,295
    Construction
     expenditures                     49,130          1,701              -            478              -          51,309

    FISCAL 2003
    Revenues from
     external customers           $  771,334       $ 99,820       $143,226        $ 3,984       $      -      $1,018,364
    Intersegment
     revenues                          3,438            348         20,635          7,624            (79)         31,966
                                 -----------------------------------------------------------------------------------------
    Total operating
     revenues                        774,772        100,168        163,861         11,608            (79)      1,050,330
                                 -----------------------------------------------------------------------------------------
    Depreciation &
     amortization                     22,229              -*             -              -**            -          22,229
    Interest charges                  23,921          2,995             43            335           (408)         26,886
    Income tax
     expense/(benefit)                18,009         (1,652)         1,819            476              -          18,652
    Net income/(loss)
     applicable to
     common stock                     34,277         (3,262)         2,889            681              -          34,585
    Total assets                   1,111,503         58,640         36,655         49,396        (53,396)      1,202,798
    Construction
     expenditures                     49,926          1,179              -              7              -          51,112

    FISCAL 2002
    Revenues from
     external customers           $  592,097       $ 93,888       $ 55,944        $ 3,258       $      -      $  745,187
    Intersegment
     revenues                              -            228          8,854          1,035            (65)         10,052
                                 -----------------------------------------------------------------------------------------
    Total operating
     revenues                        592,097         94,116         64,798          4,293            (65)        755,239
                                 -----------------------------------------------------------------------------------------
    Depreciation &
     amortization                     24,215              -*             -              -**            -          24,215
    Interest charges                  25,105            850              -             33           (179)         25,809
    Income tax expense                10,740          1,077            284            146              -          12,247
    Net income
     applicable to
     common stock                     20,292          1,434            452            138              -          22,316
    Total assets                     993,490         67,195         19,210         30,226        (19,131)      1,090,990
    Construction
     expenditures                     48,765          4,228              -              6              -          52,999

* Depreciation & amortization for Non-Regulated Services is included in Non-Regulated - Services Operating Expenses on the Statements of Consolidated Income (2004, $3.5 million; 2003, $3.2 million; 2002, $1.9 million).

** Depreciation & amortization for Non-Regulated Other is included in the Non-Regulated - Other Operating Expenses on the Statements of
   Consolidated Income (2004, $.2 million; 2003, $.2 million; 2002,
   $.2 million).

           In November 2002, two customers notified SM&P that, due to actions they had taken to address workforce management issues, they did not intend to continue to outsource certain functions, which included locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it would continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment, for which the Company recorded an after-tax charge of approximately $1.0 million, all of which was expensed during the quarter ended March 31, 2003. Revenue from these customers totaled approximately $29 million, $29 million and $45 million for fiscal years 2004, 2003 and fiscal 2002, respectively. SM&P has regained a portion of the previously withdrawn work and has gained new business with these customers. The underground facility locating industry, however, remains competitive with many contracts subject to termination on as little as 30-days' notice. Also, SM&P's customers are primarily in the utility and telecommunication sector with their workload influenced by construction trends.

15. COMMITMENTS AND CONTINGENCIES

           Laclede Gas estimates fiscal year 2005 utility construction expenditures at approximately $56 million. Fiscal 2005 construction expenditures for non-regulated subsidiaries are estimated at approximately $5 million. There are no material contractual commitments at September 30, 2004 related to these estimated construction expenditures.

           The lease agreement covering the general office space of Laclede Gas extends through February 2010 with options to renew for up to 10 additional years. The aggregate rental expense for fiscal years 2004, 2003 and 2002 was $856,000, $847,000 and $838,000, respectively. The annual minimum rental payment for fiscal year 2005 is anticipated to be approximately $865,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal 2010. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $1.3 million in fiscal 2005, $1.1 million in fiscal 2006, $.8 million in fiscal 2007, $.5 million in fiscal 2008 and $.2 million in fiscal 2009. Laclede Gas and LER have entered into various contracts, expiring on dates through 2011, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2004 are estimated at approximately $246 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas and LER estimate that they will pay approximately $89 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers these costs from customers in accordance with the PGA Clause.

           SM&P has several operating leases, the aggregate annual cost of which is approximately $5 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $12 million. SM&P also has lease agreements covering general office space extending through 2008 that resulted in rental expense for fiscal years 2004, 2003 and 2002 of $.8 million, $1.2 million and $.8 million, respectively. Payments will be $.7 million in fiscal 2005, $.5 million in fiscal 2006, $.5 million in fiscal 2007, $.4 million in fiscal 2008, and $.3 million in fiscal 2009.

           Laclede Group had guarantees totaling $8.5 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (the Company's non-utility marketing affiliate), as of September 30, 2004. Laclede Group issued an additional $1.5 million guarantee in October 2004 on behalf of LER.

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

           Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. As these laws, regulations, and their interpretations evolve, however, additional costs may be incurred.

           With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of September 30, 2004, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

           Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. Laclede Gas continues to evaluate options concerning this site, including, but not limited to, the submission of its own Remedial Action Plan (RAP) to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties if practicable.

           Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not, and for many years has not, owned this site. At this time, it is not clear whether Laclede Gas will incur any costs in connection with environmental investigations or remediation at the site, and if it does incur any costs, what the amount of those costs would be.

           Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates. While the scope of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with federal and state regulators may not be significant, the scope of costs relative to future remedial actions regulators may require at the Shrewsbury site and to the other sites is unknown and may be material.

           Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to costs incurred under current agreement regarding the Shrewsbury site, denials of coverage are not expected to have any material impact on the financial position and results of operations of Laclede Gas. With regard to the other two sites, and with regard to any future actions that might be required at the Shrewsbury site, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas. Such costs, if incurred, have typically been subject to recovery in rates.

           On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas is paying $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003, the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. Oral arguments were held in the Missouri Court of Appeals for the Western District on August 17, 2004. The Utility is now awaiting the court's decision. The Utility continues to believe in the merits of its position and intends, if necessary, to assert its position vigorously throughout the appellate process. However, to the extent that a final decision in the courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position or results of operations of the Company.

           SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group's acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims have been asserted in various proceedings, including one "opt-in" collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a ruling on February 27, 2004, in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity, until June 7, 2004, to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the employees to whom notice was sent, 966 joined this lawsuit within the opt-in deadline established by the court. The substantial majority of the plaintiffs are former employees. A limited number of individuals have attempted to opt-in after the court's deadline, while simultaneously, a limited number of plaintiffs have withdrawn from participation after having opted into the lawsuit. SM&P is vigorously contesting these claims, including opposition to this case ultimately proceeding as a collective action. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

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

16. INTERIM FINANCIAL INFORMATION (UNAUDITED)

           In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2004 and 2003 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

           (Thousands, Except Per Share Amounts)
           -------------------------------------     -----------    ----------    ----------    -----------
           Three Months Ended                          Dec. 31       March 31       June 30       Sept. 30
           -------------------------------------     -----------    ----------    ----------    -----------

           2004
           Total operating revenues                    $332,637      $474,955      $245,060       $197,668
           Operating income (loss)                       31,394        38,459        13,555         (2,847)
           Net income (loss) applicable to
            common stock                                 16,591        21,540         3,747         (5,822)
           Earnings (loss) per share of
            common stock                                   $.87         $1.12          $.19          $(.28)

           -------------------------------------     -----------    ----------    ----------    -----------
           Three Months Ended                          Dec. 31       March 31       June 30        Sept. 30
           -------------------------------------     -----------    ----------    ----------    -----------

           2003
           Total operating revenues                    $280,171      $422,179      $186,595       $161,385
           Operating income (loss)                       29,214        42,322         9,203         (1,604)
           Net income (loss) applicable to
            common stock                                 15,095        21,570         2,022         (4,102)
           Earnings (loss) per share
            of common stock                                $.80         $1.14          $.11          $(.21)

           SM&P's seasonal operations (which are counter-seasonal to those of Laclede Gas), impacted the consolidated earnings per share presented by:

                     Quarter Ended             Fiscal 2004
                    ---------------------------------------
                     December 31                  $(.05)
                     March 31                     $(.16)
                     June 30                      $ .14
                     September 30                 $ .10

                     Quarter Ended             Fiscal 2003
                    ---------------------------------------
                     December 31                  $(.01)
                     March 31                     $(.22)
                     June 30                      $ .05
                     September 30                 $ .01

Laclede Gas Company's Financial Statements and Notes to Financial Statements are included in Exhibit 99.1.

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

           There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

           None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

           The information concerning directors required by this item is set forth in the Company's proxy statement dated December 21, 2004 under the headings "Corporate Governance," "Information about the Nominees and Directors," "The Board of Directors and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

           The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

           The Board of Directors has approved a Financial Code of Ethics that covers the Chief Executive Officer and certain of the Company's senior financial officers, including but not limited to, the Company's Chief Financial Officer, Vice President - Finance, Controller, principal accounting officer or officers of the Company serving in a finance, accounting, treasury, or tax role. This code is posted on our website, www.thelacledegroup.com, in the Investor Services section under SEC Filings.

           The corporate governance guidelines, charters for the audit, corporate governance and compensation committees, and code of business conduct, are available on our website, and a copy will be sent to any shareholder upon request.

Item 11.  Executive Compensation

           The information required by this item is set forth in the Company's proxy statement dated December 21, 2004 under the headings "Compensation of Directors," "Summary Compensatory Table," "Option Grants in Fiscal 2004," "Total Options Exercised in Fiscal 2004 and Year-end Value," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Pension Plan" and "Other Plans" and are incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation" and "Performance Graph" in such proxy statement are expressly NOT incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

           Information required by this item is set forth in the Company's proxy statement dated December 21, 2004 under the heading "Beneficial Ownership of Laclede Group Common Stock" and is incorporated herein by reference.

           The following table sets forth aggregate information regarding the Company's equity compensation plans as of September 30, 2004:

                                       Equity Compensation Plan Information
                                                                                               Number of securities
                                                                                               remaining available
                                                                                               for future issuance
                                              Number of securities       Weighted-average          under equity
                                                to be issued upon       exercise price of       compensation plans
                                                   exercise of             outstanding         (excluding securities
                                              outstanding options,      options, warrants       reflected in column
             Plan Category                     warrants and rights          and rights                  (a))
-----------------------------------------     ----------------------    -------------------    ---------------------
                                                       (a)                     (b)                      (c)
Equity compensation plans approved by
  security holders  (1)                                 398,750                 $26.43                867,200

Equity compensation plans not approved by
  security holders                                            -                      -                      -
                                              ----------------------    -------------------    ---------------------

Total                                                   398,750                 $26.43                867,200

(1) Includes the Company's Equity Plan and Restricted Stock Plan for Non-Employee Directors. Included in column (a) are 4,050 shares awarded under the Restricted Stock Plan and 1,500 restricted shares awarded under the Company's Equity Incentive Plan. These shares were disregarded for purposes of computing the weighted-average exercise price in column (b). Included in column (c) are 45,950 shares remaining available to award under the Restricted Stock Plan. Shares for the Restricted Stock Plan are not original issue shares but are purchased by the Plan's trustee in the open market.

           Information regarding the Equity Plan is set forth in Note 1 to the Consolidated Financial Statements in this report.

Item 13.  Certain Relationships and Related Transactions

           There were no transactions required to be disclosed pursuant to this item.

Item 14.  Principal Accounting Fees and Services

           Information required by this item is set forth in the Company's proxy statement dated December 21, 2004 under the headings "Fees of Independent Accountant" and "Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services" and are incorporated herein by reference.

                                   Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements:                                           2004 10-K Page
                                                                        --------------

        The Laclede Group, Inc.:
        For Years Ended September 30, 2004, 2003 and 2002:
          Statements of Consolidated Income                                   31
          Statements of Consolidated Comprehensive Income                     32
          Consolidated Statements of Common Shareholders' Equity              36
          Statements of Consolidated Cash Flows                               37
        As of September 30, 2004 & 2003:
          Consolidated Balance Sheets                                         33-34
          Statements of Consolidated Capitalization                           35
        Notes to Consolidated Financial Statements                            38-57
        Management Report                                                     29
        Report of Independent Registered Public Accounting Firm               30

        Laclede Gas Company:
        For Years Ended September 30, 2004, 2003 and 2002:
          Statements of Income                                          Ex. 99.1, p. 15
          Statements of Comprehensive Income                            Ex. 99.1, p. 16
          Statements of Common Shareholders' Equity                     Ex. 99.1, p. 20
          Statements of Cash Flows                                      Ex. 99.1, p. 21
        As of September 30, 2004 & 2003:
          Balance Sheets                                                Ex. 99.1, pp. 17-18
          Statements of Capitalization                                  Ex. 99.1, p. 19
        Notes to Financial Statements                                   Ex. 99.1, pp. 22-35
        Management Report                                               Ex. 99.1, p. 13
        Report of Independent Registered Public Accounting Firm         Ex. 99.1, p. 14

    2.  Supplemental Schedules
        II - Reserves - Laclede Group                                         64
        II - Reserves - Laclede Gas                                           65

        Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.  Exhibits

        Incorporated herein by reference to Index to Exhibits, page 66.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 66.

(b) Incorporated herein by reference to Index to Exhibits, page 66.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE LACLEDE GROUP, INC.


November 18, 2004                              By /s/ Barry C. Cooper
                                                      Barry C. Cooper
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date                  Signature                         Title

11/18/04         /s/ Douglas H. Yaeger          Chairman of the Board,
                     Douglas H. Yaeger          President and Chief Executive
                                                Officer (Principal Executive
                                                Officer)

11/18/04         /s/ Barry C. Cooper            Chief Financial Officer
                     Barry C. Cooper            (Principal Financial and
                                                Accounting Officer)

11/18/04         /s/ Arnold W. Donald           Director
                     Arnold W. Donald

11/18/04         /s/ Henry Givens, Jr.          Director
                     Henry Givens, Jr.

11/18/04         /s/ C. Ray Holman              Director
                     C. Ray Holman

11/18/04         /s/ Robert C. Jaudes           Director
                     Robert C. Jaudes

11/18/04         /s/ W. Stephen Maritz          Director
                     W. Stephen Maritz

11/18/04         /s/ William E. Nasser          Director
                     William E. Nasser

11/18/04         /s/ Robert P. Stupp            Director
                     Robert P. Stupp

11/18/04         /s/ Mary Ann Van Lokeren       Director
                     Mary Ann Van Lokeren


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LACLEDE GAS COMPANY


November 18, 2004                               By /s/ Barry C. Cooper
                                                       Barry C. Cooper
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date                 Signature                          Title

11/18/04        /s/ Douglas H. Yaeger        Chairman of the Board,
                    Douglas H. Yaeger        President and Chief Executive
                                             Officer (Principal Executive
                                             Officer)

11/18/04        /s/ Barry C. Cooper          Director, Chief Financial Officer
                    Barry C. Cooper          (Principal Financial and
                                             Accounting Officer)

11/18/04        /s/ Mark D. Waltermire       Director, Vice President
                    Mark D. Waltermire       Operations & Marketing

11/18/04        /s/ Kenneth J. Neises        Director, Executive Vice President
                    Kenneth J. Neises        Energy & Administrative Services

                                                  SCHEDULE II
                                THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
                                                    RESERVES
                             FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
---------------------------------------------------------------------------------------------------------------
COLUMN A                               COLUMN B             COLUMN C                COLUMN D         COLUMN E
                                      BALANCE AT   ADDITIONS        CHARGED        DEDUCTIONS         BALANCE
                                      BEGINNING        TO           TO OTHER          FROM           AT CLOSE
DESCRIPTION                           OF PERIOD      INCOME         ACCOUNTS        RESERVES         OF PERIOD
---------------------------------------------------------------------------------------------------------------
                                                        (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 2004:
DOUBTFUL ACCOUNTS                       $ 7,181     $12,388          $6,433  (a)   $15,640   (b)      $10,362
                                      =========================================================================
MISCELLANEOUS:
  Injuries and
   property damage                      $ 7,155     $ 7,433          $    -        $ 6,308   (c)      $ 8,280
  Deferred compensation                  10,891       1,386               -          2,229             10,048
                                      -------------------------------------------------------------------------
      TOTAL                             $18,046     $ 8,819          $    -        $ 8,537            $18,328
                                      =========================================================================

YEAR ENDED
SEPTEMBER 30, 2003:
DOUBTFUL ACCOUNTS                       $ 4,532     $10,830          $5,926  (a)   $14,107   (b)      $ 7,181
                                      =========================================================================
MISCELLANEOUS:
  Injuries and
   property damage                      $ 8,091     $ 6,402          $    -        $ 7,338   (c)      $ 7,155
  Deferred compensation                  10,429       1,735               -          1,273             10,891
                                      -------------------------------------------------------------------------
      TOTAL                             $18,520     $ 8,137          $    -        $ 8,611            $18,046
                                      =========================================================================

YEAR ENDED
SEPTEMBER 30, 2002:
DOUBTFUL ACCOUNTS                       $ 9,216     $ 6,640   (d)    $7,309 (a)    $18,633   (b)      $ 4,532
                                      =========================================================================
MISCELLANEOUS:
  Injuries and
   property damage                      $ 3,423     $11,474   (d)    $    -        $ 6,806   (c)      $ 8,091
  Deferred compensation                  10,092       1,329               -            992             10,429
                                      -------------------------------------------------------------------------
            TOTAL                       $13,515     $12,803          $    -        $ 7,798            $18,520
                                      =========================================================================

(a) Accounts reinstated, cash recoveries, etc.
(b) Accounts written off.
(c) Claims settled, less reimbursements from insurance companies.
(d) Includes addition of SM&P's reserve balances at January 28, 2002.

                                                  SCHEDULE II
                                              LACLEDE GAS COMPANY
                                                    RESERVES
                             FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
---------------------------------------------------------------------------------------------------------------
COLUMN A                               COLUMN B             COLUMN C                COLUMN D         COLUMN E
                                      BALANCE AT   ADDITIONS        CHARGED        DEDUCTIONS         BALANCE
                                      BEGINNING        TO           TO OTHER          FROM           AT CLOSE
DESCRIPTION                           OF PERIOD      INCOME         ACCOUNTS        RESERVES         OF PERIOD
---------------------------------------------------------------------------------------------------------------
                                                        (Thousands of Dollars)


YEAR ENDED
SEPTEMBER 30, 2004:
DOUBTFUL ACCOUNTS                       $ 6,839     $12,310         $ 6,433  (a)   $15,607   (b)      $ 9,975
                                      =========================================================================
MISCELLANEOUS:
 Injuries and
  property damage                       $ 3,927     $ 2,132         $     -        $ 1,733   (c)      $ 4,326
 Deferred compensation                   10,891       1,386               -          2,229             10,048
                                      -------------------------------------------------------------------------
      TOTAL                             $14,818     $ 3,518         $     -        $ 3,962            $14,374
                                      =========================================================================

YEAR ENDED
SEPTEMBER 30, 2003:
DOUBTFUL ACCOUNTS                       $ 3,718     $10,613         $ 5,926  (a)   $13,418   (b)      $ 6,839
                                      =========================================================================
MISCELLANEOUS:
 Injuries and
  property damage                       $ 3,176     $ 3,006         $     -        $ 2,255   (c)      $ 3,927
 Deferred compensation                   10,429       1,735               -          1,273             10,891
                                      -------------------------------------------------------------------------
      TOTAL                             $13,605     $ 4,741         $     -        $ 3,528            $14,818
                                      =========================================================================

YEAR ENDED
SEPTEMBER 30, 2002:
DOUBTFUL ACCOUNTS                       $ 9,216     $ 5,827   (d)   $ 7,309  (a)   $18,634   (b)      $ 3,718
                                      =========================================================================
MISCELLANEOUS:
 Injuries and
  property damage                       $ 3,423     $ 2,855   (d)   $     -        $ 3,102   (c)      $ 3,176
 Deferred compensation                   10,092       1,329               -            992             10,429
                                      -------------------------------------------------------------------------
      TOTAL                             $13,515     $ 4,184         $     -        $ 4,094            $13,605
                                      =========================================================================

(a) Accounts reinstated, cash recoveries, etc.
(b) Accounts written off.
(c) Claims settled, less reimbursements from insurance companies.
(d) Includes elimination of subsidiary provision due to October 1, 2001 restructuring.

                              INDEX TO EXHIBITS
                              -----------------
Exhibit
  No.
-------

2.01*     -  Agreement and Plan of Merger and Reorganization, filed
             as Appendix A to proxy statement/prospectus contained in
             the Company's registration statement on Form S-4, No. 333-48794.
3.01(i)*  -  Laclede's Restated Articles of Incorporation effective
             March 18, 2002; filed as exhibit 3.3 to Form 8-K filed May 29,
             2002.
3.01(ii)* -  Bylaws of Laclede effective January 18, 2002; filed as exhibit
             3.4 to Laclede's Form 8-K filed May 29, 2002.
3.02(i)*  -  The Company's Articles of Incorporation, filed as Appendix B to the proxy statement/prospectus contained in the Company's registration statement on Form S-4, No. 333-48794.
3.02(ii)* -  The Company's Bylaws as amended August 22, 2002, filed as exhibit 1 to the Company's Form 8-K filed October 4, 2002.
4.01*     -  Mortgage and Deed of Trust, dated as of February 1, 1945; filed as exhibit 7-A to registration statement No. 2-5586.
4.02*     -  Fourteenth Supplemental Indenture, dated as of October 26, 1976;
             filed on June 26, 1979 as exhibit b-4 to registration statement
             No. 2-64857.
4.03*     -  Seventeenth Supplemental Indenture, dated as of May 15,
             1988; filed as exhibit 28(a) to the registration statement
             No. 33-38413.
4.04*     -  Nineteenth Supplemental Indenture, dated as of May 15, 1991;
             filed on May 16, 1991 as exhibit 4.01 to Laclede's Form 8-K.
4.05*     -  Twentieth Supplemental Indenture, dated as of November 1,1992;
             filed on November 4, 1992 as exhibit 4.01 to Laclede's Form 8-K.
4.06*     -  Twenty-Second Supplemental Indenture dated as of November 15,
             1995; filed on December 8, 1995 as exhibit 4.01 to Laclede's
             Form 8-K.
4.07*     -  Twenty-Third Supplemental Indenture dated as of October 15, 1997;
             filed on November 6, 1997 as exhibit 4.01 to Laclede's Form 8-K.
4.08*     -  Twenty-Fourth Supplemental Indenture dated as of June 1, 1999, filed on June 4, 1999 as exhibit 4.01 to Laclede's Form 8-K.

*Incorporated herein by reference and made a part hereof. Laclede's
 File No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------
Exhibit
  No.
-------

4.09*     -  Twenty-Fifth Supplemental Indenture dated as of September 15,
             2000, filed on September 27, 2000 as exhibit 4.01 to Laclede's
             Form 8-K.
4.11*     -  Twenty-Seventh Supplemental Indenture dated as of April 15,
             2004, filed on April 28, 2004 as exhibit 4.01 to Laclede's
             Form 8-K.
4.12*     -  Twenty-Eighth Supplemental Indenture dated as of April 15,
             2004, filed on April 28, 2004 as exhibit 4.02 to Laclede's
             Form 8-K.
4.13*     -  Certificate of Trust of Laclede Capital Trust I, dated April 4,
             2002, filed as exhibit 4.3 to the Company's registration
             statement on Form S-3 (No. 333-86722).
4.14*     -  Declaration of Trust of Laclede Capital Trust I, dated April 4,
             2002, filed as exhibit 4.4 to the Company's registration
             statement on Form S-3 (No. 333-86722).
4.15*     -  Amended and Restated Declaration of Trust dated December 16,
             2002, filed as exhibit 1 to Company's Form 8-K dated
             December 16, 2002.
4.16*     -  Common Securities Guarantee Agreement dated December 16,
             2002, filed as exhibit 2 to Company's Form 8-K dated
             December 16, 2002.
4.17*     -  Preferred Securities Guarantee Agreement dated December 16,
             2002, filed as exhibit 3 to Company's Form 8-K dated
             December 16, 2002.
4.18*     -  Indenture for Subordinated Debt Securities dated
             December 16, 2002, filed as exhibit 4 to Company's Form 8-K dated December 16, 2002.
4.19*     -  First Supplemental Indenture dated December 16, 2002, filed as exhibit 5 to Company's Form 8-K dated December 16, 2002.
4.20*     -  Laclede Gas Company Board of Directors' Resolution dated
             August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive
             Officers; filed as exhibit 4.12 to Laclede's 1991 10-K.
4.20a     -  Company Board of Directors' Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede
             Gas Company resolutions.
4.21*     -  Rights Agreement dated as of April 3, 1996; filed on April 3,
             1996 as exhibit 1 to Laclede's Form 8-A.
4.22*     -  Rights Agreement dated as of October 1, 2001; filed as exhibit 4 to the Company's Form 8-A on September 6, 2001.

*Incorporated herein by reference and made a part hereof. Laclede's File
 No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------
Exhibit
  No.
-------
10.01*    -  LACLEDE INCENTIVE COMPENSATION PLAN, AS AMENDED; FILED AS
             EXHIBIT 10.03 TO LACLEDE'S 1989 10-K.
10.01a*   -  AMENDMENT ADOPTED BY THE BOARD OF DIRECTORS ON JULY 26,
             1990 TO THE INCENTIVE COMPENSATION PLAN; FILED AS EXHIBIT 10.02a
             TO LACLEDE'S 1990 10-K.
10.01b*   -  AMENDMENTS ADOPTED BY THE BOARD OF DIRECTORS ON AUGUST 23, 1990
             TO THE INCENTIVE COMPENSATION PLAN; FILED AS EXHIBIT 10.02b TO
             LACLEDE'S 1990 10-K.
10.01c*   -  AMENDMENTS TO LACLEDE'S INCENTIVE COMPENSATION PLAN, EFFECTIVE
             JANUARY 26, 1995; FILED AS EXHIBIT 10.3 TO LACLEDE'S 10-Q FOR
             THE FISCAL QUARTER ENDED MARCH 31, 1995.
10.02*    -  SENIOR OFFICERS' LIFE INSURANCE PROGRAM OF LACLEDE, AS AMENDED;
             FILED AS EXHIBIT 10.03 TO LACLEDE'S 1990 10-K.
10.02a*   -  CERTIFIED COPY OF RESOLUTIONS OF LACLEDE'S BOARD OF DIRECTORS
             ADOPTED ON JUNE 27, 1991 AMENDING THE SENIOR OFFICERS' LIFE
             INSURANCE PROGRAM; FILED AS EXHIBIT 10.01 TO LACLEDE'S 10-Q FOR
             THE FISCAL QUARTER ENDED JUNE 30, 1991.
10.02b*   -  CERTIFIED COPY OF RESOLUTIONS OF LACLEDE'S BOARD OF DIRECTORS
             ADOPTED ON JANUARY 28, 1993 AMENDING THE SENIOR OFFICERS' LIFE
             INSURANCE PROGRAM; FILED AS EXHIBIT 10.03 TO LACLEDE'S 10-Q FOR
             THE FISCAL QUARTER ENDED MARCH 31, 1993.
10.03*    -  LACLEDE GAS COMPANY SUPPLEMENTAL RETIREMENT BENEFIT PLAN, AS
             AMENDED AND RESTATED EFFECTIVE JULY 25, 1991; FILED AS
             EXHIBIT 10.05 TO LACLEDE'S 1991 10-K.
10.04*    -  Transportation Service Agreement For Rate Schedule FSS,
             Contract #3147 between Mississippi River Transmission Corporation
             ("MRT") and Laclede effective May 1, 2002; filed as exhibit 10.1 to Laclede's 10-Q for the fiscal quarter ended June 30, 2002.
10.04a*   -  Transportation Service Agreement for Rate Schedule FTS, Contract
             #3310 between Laclede and MRT effective May 1, 2002; filed as exhibit 10.2 to Laclede's 10-Q for the fiscal quarter ended
             June 30, 2002.
10.04b*   -  Transportation Service Agreement for Rate Schedule FTS, Contract
             #3311, between Laclede and MRT effective May 1, 2002; filed as exhibit 10.3 to Laclede's 10-Q for the fiscal quarter ended
             June 30, 2002.

* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------
Exhibit
  No.
-------

10.05*    -  AMENDMENT AND RESTATEMENT OF RETIREMENT PLAN FOR NON-EMPLOYEE
             DIRECTORS AS OF NOVEMBER 1, 2002; FILED AS EXHIBIT 10.08c TO THE
             COMPANY'S 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002.
10.05a*   -  AMENDMENT TO TERMS OF RETIREMENT PLAN FOR NON-EMPLOYEE
             DIRECTORS AS OF OCTOBER 1, 2004; FILED AS EXHIBIT 10.2 TO THE
             COMPANY'S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004.
10.08*       SALIENT FEATURES OF THE LACLEDE GAS COMPANY DEFERRED INCOME
             PLAN FOR DIRECTORS AND SELECTED EXECUTIVES, INCLUDING
             AMENDMENTS ADOPTED BY THE BOARD OF DIRECTORS ON JULY 26, 1990;
             FILED AS EXHIBIT 10.12 TO THE LACLEDE'S 1991 10-K.
10.08a*   -  AMENDMENT TO LACLEDE'S DEFERRED INCOME PLAN FOR DIRECTORS AND
             SELECTED EXECUTIVES, ADOPTED BY THE BOARD OF DIRECTORS ON
             AUGUST 27, 1992; FILED AS EXHIBIT 10.12a TO LACLEDE'S 1992 10-K.
10.09*    -  FORM OF INDEMNIFICATION AGREEMENT BETWEEN LACLEDE AND ITS
             DIRECTORS AND OFFICERS; FILED AS EXHIBIT 10.13 TO LACLEDE'S
             1990 10-K.
10.10*    -  LACLEDE GAS COMPANY MANAGEMENT CONTINUITY PROTECTION PLAN, AS
             AMENDED, EFFECTIVE AT THE CLOSE OF BUSINESS ON  JANUARY 27, 1994,
             BY THE BOARD OF DIRECTORS; FILED AS EXHIBIT 10.1 TO LACLEDE'S
             10-Q FOR THE FISCAL QUARTER ENDED MARCH 31, 1994.
10.11*    -  2002 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS AS
             OF NOVEMBER 1, 2002; FILED AS EXHIBIT 10.12d TO THE COMPANY'S
             FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002.
10.11a*   -  AMENDMENT TO THE 2002 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE
             DIRECTORS AS OF OCTOBER 1, 2004;  FILED AS EXHIBIT 10.3 TO THE
             COMPANY'S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004.
10.12*    -  SALIENT FEATURES OF THE LACLEDE GAS COMPANY DEFERRED INCOME PLAN
             II FOR DIRECTORS AND SELECTED EXECUTIVES ADOPTED BY THE BOARD OF
             DIRECTORS ON SEPTEMBER 23, 1993; FILED AS EXHIBIT 10.17 TO
             LACLEDE'S 1993 10-K.

* Incorporated herein by reference and made a part hereof. Laclede's File No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------
Exhibit
  No.
-------
10.13*    -  Revolving Credit Agreement between the Company and U.S. Bank
             National Association dated June 13, 2002; filed as exhibit 10.4 to the Company's 10-Q for the quarter ended June 30, 2002.
10.13a*   -  April 16, 2003 First Amendment to Revolving Credit Agreement
             between The Laclede Group, Inc. and U. S. Bank; filed as
             exhibit 10.4 to the Company's Form 10-Q for the quarter ended
             June 30, 2003.
10.13b*   -  June 12, 2003 Second Amendment to Revolving Credit Agreement
             between The Laclede Group, Inc. and U. S. Bank; filed as
             exhibit 10.5 to the Company's Form 10-Q for the quarter ended
             June 30, 2003.
10.13c*   -  June 11, 2004 Third Amendment to Revolving Credit Agreement
             between The Laclede Group, Inc. and U.S. Bank; filed as
             exhibit 10.1 to The Company's Form 10-Q for the quarter ended
             June 30, 2004.
10.14*    -  Amendment Restated Loan Agreement dated September 10, 2004 for
             Laclede with U. S. Bank National Association as administrative agent and lead arranger, Bank Hapoalim B. M., as syndication agent, and Southwest Bank of St. Louis as documentation agent;
             filed as exhibit 10.1 on Form 8-K filed on September 13, 2004.
10.15*    -  THE LACLEDE GROUP, INC. MANAGEMENT BONUS PLAN; FILED AS
             EXHIBIT 10.20 TO THE COMPANY'S FORM 10-K FOR THE YEAR
             ENDED SEPTEMBER 30, 2002.
10.16*    -  Stock Purchase Agreement between NiSource Inc. and The Laclede
             Group, Inc.; filed as exhibit 10.21 to the Company's Form 10-K for the year ended September 30, 2002.
10.17*    -  THE LACLEDE GROUP, INC. 2002 EQUITY INCENTIVE PLAN; FILED
             AS EXHIBIT 10.22 TO THE COMPANY'S FORM 10-K FOR THE YEAR
             ENDED SEPTEMBER 30, 2002.
10.17c*   -  FORM OF NON-QUALIFIED STOCK OPTION AWARD AGREEMENT WITH
             MANDATORY RETIREMENT PROVISIONS FOR NOVEMBER 2004 AWARDS,
             FILED AS EXHIBIT 10.1 TO THE COMPANY'S FORM 8-K FILED
             NOVEMBER 5, 2004.
10.17d*   -  FORM OF NON-QUALIFIED STOCK OPTION AWARD AGREEMENT WITHOUT
             MANDATORY RETIREMENT PROVISIONS FOR NOVEMBER 2004 AWARDS,
             FILED AS EXHIBIT 10.2 TO THE COMPANY'S FORM 8-K FILED
             NOVEMBER 5, 2004.
10.18*    -  Lease between Laclede Gas Company, as Lessee and First
             National Bank in St. Louis, Trustee, as Lessor; filed as
             exhibit 10.23 to the Company's Form 10-K for the year
             ended September 30, 2002.
12        -  Ratio of Earnings to Fixed Charges.
21        -  Subsidiaries of the Registrant.
23        -  Consent of Independent Registered Public Accounting Firm.
31        -  Certificates under Rule 13a-14(a) of the CEO and CFO of
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
             Discussion and Analysis of Financial Condition and Results of
             Operations, Notes to Financial Statements, Management Report, and Report of Independent Registered Public Accounting Firm.

*Incorporated herein by reference and made a part hereof. Laclede's File
 No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.