Form 10-Q
period 2004-12-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2005-01-28
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2004
OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     ---------------------------------------------------------------------------------------
     Commission      Exact Name of Registrant as         State of            I.R.S.
     File Number     Specified in its Charter and        Incorporation       Employer
                     Principal Office Address and                            Identification
                     Telephone Number                                        Number
     ---------------------------------------------------------------------------------------
     1-16681         The Laclede Group, Inc.             Missouri            74-2976504
                     720 Olive Street
                     St. Louis, MO 63101
                     314-342-0500

     ---------------------------------------------------------------------------------------
     1-1822          Laclede Gas Company                 Missouri            43-0368139
                     720 Olive Street
                     St. Louis, MO 63101
                     314-342-0500

     ---------------------------------------------------------------------------------------

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

          The Laclede Group, Inc.:               Yes   X      No
                                                      ---         ---

          Laclede Gas Company:                   Yes   X      No
                                                      ---         ---

and (2) has been subject to such filing requirements for the past 90 days:

          The Laclede Group, Inc.:               Yes   X      No
                                                      ---         ---

          Laclede Gas Company:                   Yes   X      No
                                                      ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

          The Laclede Group, Inc.                Yes   X      No
                                                      ---         ---

          Laclede Gas Company:                   Yes          No   X
                                                      ---         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                          Shares Outstanding At
Registrant               Description of Common Stock        January 28, 2005
----------               ---------------------------        ----------------
The Laclede Group, Inc.  Common Stock ($1.00 Par Value)        21,053,708

Laclede Gas Company      Common Stock ($1.00 Par Value)            10,031*

*100% owned by The Laclede Group, Inc.


TABLE OF CONTENTS                                                 Page No.
                                                                  --------

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         The Laclede Group, Inc.:
             Statements of Consolidated Income                      4
             Statements of Consolidated Comprehensive Income        5
             Consolidated Balance Sheets                            6-7
             Statements of Consolidated Cash Flows                  8
             Notes to Consolidated Financial Statements             9-16

         Laclede Gas Company:
             Statements of Income                            Ex. 99.1, p. 1
             Balance Sheets                                  Ex. 99.1, pp. 2-3
             Statements of Cash Flows                        Ex. 99.1, p. 4
             Notes to Financial Statements                   Ex. 99.1, pp. 5-9


Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations (The Laclede
           Group, Inc.)                                            17-26
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Laclede Gas
           Company)                                          Ex. 99.1, pp. 10-18

Item 3   Quantitative and Qualitative Disclosures About
           Market Risk                                              27

Item 4   Controls and Procedures                                    27

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                          28

Item 6   Exhibits                                                   28

SIGNATURES - The Laclede Group, Inc.                                29

SIGNATURES - Laclede Gas Company                                    30

INDEX TO EXHIBITS                                                   31

Filing Format
-------------
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

                                     2


                                   PART I
                            FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2004.

Item 1. Financial Statements

                           THE LACLEDE GROUP, INC.
                      STATEMENTS OF CONSOLIDATED INCOME
                                 (UNAUDITED)

(Thousands, Except Per Share Amounts)

                                                         Three Months Ended
                                                             December 31,
                                                      ------------------------
                                                        2004            2003
                                                        ----            ----
Operating Revenues:
  Regulated
    Gas distribution                                  $291,253        $261,350
  Non-Regulated
    Services                                            27,986          19,548
    Gas marketing                                      118,179          50,983
    Other                                                5,067             756
                                                      ------------------------
      Total Operating Revenues                         442,485         332,637
                                                      ------------------------
Operating Expenses:
  Regulated
    Natural and propane gas                            206,424         175,275
    Other operation expenses                            30,925          29,483
    Maintenance                                          4,214           4,429
    Depreciation and amortization                        5,305           5,658
    Taxes, other than income taxes                      15,823          14,832
                                                      ------------------------
      Total regulated operating expenses               262,691         229,677
  Non-Regulated
    Services                                            26,872          20,311
    Gas marketing                                      115,786          50,288
    Other                                                5,171             967
                                                      ------------------------
      Total Operating Expenses                         410,520         301,243
                                                      ------------------------
Operating Income                                        31,965          31,394
                                                      ------------------------
Other Income and (Income Deductions) - Net               1,574           1,459
                                                      ------------------------
Interest Charges:
  Interest on long-term debt                             5,908           4,814
  Interest on long-term debt to unconsolidated
   affiliate trust                                         893             893
  Other interest charges                                   970           1,085
                                                      ------------------------
    Total Interest Charges                               7,771           6,792
                                                      ------------------------
Income Before Income Taxes                              25,768          26,061
Income Tax Expense                                       9,136           9,454
                                                      ------------------------
Net Income                                              16,632          16,607
Dividends on Redeemable Preferred Stock -
 Laclede Gas                                                15              16
                                                      ------------------------
Net Income Applicable to Common Stock                 $ 16,617        $ 16,591
                                                      ========================

Average Number of Common Shares
 Outstanding                                            21,018          19,116

Basic Earnings Per Share of Common Stock                  $.79            $.87

Diluted Earnings Per Share of Common Stock                $.79            $.87

Dividends Declared Per Share of Common
 Stock                                                   $.340           $.335


See notes to consolidated financial statements.

                           THE LACLEDE GROUP, INC.
               STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                 (UNAUDITED)

(Thousands)

                                                          Three Months Ended
                                                             December 31,
                                                       -----------------------
                                                        2004            2003
                                                        ----            ----

Net Income Applicable to Common Stock                  $16,617         $16,591
                                                       -----------------------
Other Comprehensive Income (Loss), Before Tax:
  Net gains (losses) on cash flow hedging
   derivative instruments:
    Net hedging gain (loss) arising during
     period                                                756            (517)
    Reclassification adjustment for
     (gains) losses included in net income               2,451          (1,237)
                                                       -----------------------
    Net unrealized gains (losses) on cash flow
     hedging derivative instruments                      3,207          (1,754)
                                                       -----------------------
Other Comprehensive Income (Loss),
 Before Tax                                              3,207          (1,754)
Income Tax Expense (Benefit) Related to
 Items of Other Comprehensive Income (Loss)              1,239            (677)
                                                       -----------------------
Other Comprehensive Income (Loss), Net of Tax            1,968          (1,077)
                                                       -----------------------
Comprehensive Income                                   $18,585         $15,514
                                                      ========================

See notes to consolidated financial statements.

                                          THE LACLEDE GROUP, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                                                 Dec. 31,         Sept. 30,        Dec. 31,
                                                                   2004             2004             2003
                                                                   ----             ----             ----
(Thousands)

                          ASSETS
Utility Plant                                                   $1,080,755       $1,070,522       $1,039,472
  Less: Accumulated depreciation and amortization                  427,484          423,647          412,926
                                                                ----------       ----------       ----------
    Net Utility Plant                                              653,271          646,875          626,546
                                                                ----------       ----------       ----------
Goodwill                                                            28,124           28,124           28,124
                                                                ----------       ----------       ----------
Other Property and Investments                                      48,158           46,082           46,640
                                                                ----------       ----------       ----------

Current Assets:
  Cash and cash equivalents                                         23,641           13,854           22,245
  Accounts receivable:
    Gas Customers - billed and unbilled                            178,286           76,223          144,286
    Other                                                           73,349           51,822           55,752
    Allowances for doubtful accounts                                (8,414)         (10,362)          (5,832)
  Inventories:
    Natural gas stored underground at LIFO cost                    120,502          131,773          112,620
    Propane gas at FIFO cost                                        20,060           15,808           17,027
    Materials, supplies, and merchandise at avg. cost                5,254            4,714            4,968
  Derivative instrument assets                                       9,407           16,857           13,048
  Unamortized purchased gas adjustments                             15,836           19,618                -
  Deferred income taxes                                             12,296            1,321            6,307
  Prepayments and other                                             14,786           16,008            7,372
                                                                ----------       ----------       ----------
    Total Current Assets                                           465,003          337,636          377,793
                                                                ----------       ----------       ----------

Deferred Charges:
  Prepaid pension cost                                              89,659           92,026          107,117
  Regulatory assets                                                109,410          104,703           93,225
  Other                                                             11,598            9,849            7,337
                                                                ----------       ----------       ----------
    Total Deferred Charges                                         210,667          206,578          207,679
                                                                ----------       ----------       ----------
Total Assets                                                    $1,405,223       $1,265,295       $1,286,782
                                                                ==========       ==========       ==========

See notes to consolidated financial statements.

                                          THE LACLEDE GROUP, INC.
                                  CONSOLIDATED BALANCE SHEETS (Continued)
                                               (UNAUDITED)

                                                                 Dec. 31,         Sept. 30,        Dec. 31,
                                                                   2004             2004             2003
                                                                   ----             ----             ----
(Thousands, except share amounts)

                CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (70,000,000 shares authorized, 21,024,482,
   20,981,165 and 19,118,229 shares issued, respectively)       $   21,024       $   20,981       $   19,118
  Paid-in capital                                                  117,172          116,058           69,423
  Retained earnings                                                229,951          220,483          221,797
  Accumulated other comprehensive income (loss)                        361           (1,607)          (1,157)
                                                                ----------       ----------       ----------
    Total common stock equity                                      368,508          355,915          309,181
  Redeemable preferred stock (less current sinking fund
   requirements) - Laclede Gas                                       1,108            1,108            1,258
  Long-term debt to unconsolidated affiliate trust                  46,400           46,400           46,400
  Long-term debt (less current portion) - Laclede Gas              333,962          333,936          234,643
                                                                ----------       ----------       ----------
    Total Capitalization                                           749,978          737,359          591,482
                                                                ----------       ----------       ----------

Current Liabilities:
  Notes payable                                                    177,300           71,380          265,585
  Accounts payable                                                 129,763           68,366           89,408
  Advance customer billings                                         21,195           23,620           12,287
  Current portion of long-term debt and preferred stock                145           25,145           25,000
  Wages and compensation accrued                                    15,302           15,596           13,514
  Dividends payable                                                  7,251            7,214            6,463
  Customer deposits                                                 11,170           10,661            8,291
  Interest Accrued                                                   5,625           10,920            4,555
  Taxes accrued                                                     20,528           16,725           17,389
  Unamortized purchased gas adjustment                                   -                -            3,017
  Other                                                             12,638           13,003            9,696
                                                                ----------       ----------       ----------
    Total Current Liabilities                                      400,917          262,630          455,205
                                                                ----------       ----------       ----------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                            203,870          189,626          182,018
  Unamortized investment tax credits                                 4,944            5,010            5,240
  Pension and postretirement benefit costs                          20,355           20,484           22,814
  Regulatory liabilities                                             2,725           28,210            6,375
  Other                                                             22,434           21,976           23,648
                                                                ----------       ----------       ----------
    Total Deferred Credits and Other Liabilities                   254,328          265,306          240,095
                                                                ----------       ----------       ----------
Total Capitalization and Liabilities                            $1,405,223       $1,265,295       $1,286,782
                                                                ==========       ==========       ==========

See notes to consolidated financial statements.

                                   THE LACLEDE GROUP, INC.
                           STATEMENTS OF CONSOLIDATED CASH FLOWS
                                       (UNAUDITED)

                                                                      Three Months Ended
                                                                         December 31,
                                                                 --------------------------
                                                                   2004              2003
                                                                   ----              ----
(Thousands)

Operating Activities:
  Net Income                                                     $  16,632         $ 16,607
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                    6,094            6,555
    Deferred income taxes and investment
     tax credits                                                    (1,179)             656
    Other - net                                                         77               54
    Changes in assets and liabilities:
      Accounts receivable - net                                   (125,538)         (89,872)
      Unamortized purchased gas adjustments                          3,782           (2,848)
      Deferred purchased gas costs                                 (26,082)          19,588
      Advance customer billings - net                               (2,425)          (3,074)
      Accounts payable                                              61,397           23,407
      Taxes accrued                                                  3,803            4,178
      Natural gas stored underground                                11,271            4,611
      Other assets and liabilities                                   1,695            5,699
                                                                 ---------         --------
        Net cash used in operating activities                    $ (50,473)        $(14,439)
                                                                 ---------         --------

Investing Activities:
  Construction expenditures                                        (12,721)         (11,372)
  Employee benefit trusts                                           (2,503)          (1,439)
  Other investments                                                    556              228
                                                                 ---------         --------
        Net cash used in investing activities                    $ (14,668)        $(12,583)
                                                                 ---------         --------

Financing Activities:
  Maturity of first mortgage bonds                                 (25,000)               -
  Issuance of short-term debt - net                                105,920           47,385
  Dividends paid                                                    (7,149)          (6,408)
  Issuance of common stock                                           1,157              999
                                                                 ---------         --------
        Net cash provided by financing activities                $  74,928         $ 41,976
                                                                 ---------         --------

Net Increase in Cash and Cash Equivalents                        $   9,787         $ 14,954
Cash and Cash Equivalents at Beginning of Period                    13,854            7,291
                                                                 ---------         --------
Cash and Cash Equivalents at End of Period                       $  23,641         $ 22,245
                                                                 =========         ========

Supplemental Disclosure of Cash Paid (Refunded)
  During the Period for:
    Interest                                                     $  13,020         $  9,332
    Income taxes                                                       (29)               -

See notes to consolidated financial statements.

                           THE LACLEDE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Fiscal Year 2004 Form 10-K.

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

         REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenues at December 31, 2004 and 2003, for the Utility, were $60.9 million and $38.3 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at December 31, 2004 and 2003 were $10.2 million and $8.8 million, respectively. The amount of accrued unbilled revenue at September 30, 2004 was $8.8 million.

         STOCK-BASED COMPENSATION - The Laclede Group Equity Incentive Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Incentive Plan is to provide a competitive compensation program and to attract and retain those executive and other key employees essential to achieve the Company's strategic objectives. To accomplish this purpose, the Compensation Committee of the board of directors may grant awards under the Equity Incentive Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the Equity Incentive Plan, key employees of the Company and its subsidiaries, as determined at the sole discretion of the administrator, will be eligible to receive (a) restricted shares of common stock, (b) performance awards, (c) stock options exercisable into shares of common stock, (d) stock appreciation rights, and (e) stock units, as well as any other stock-based awards not inconsistent with the Equity Incentive Plan. Each award under the Equity Incentive Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Incentive Plan may not exceed 1,250,000.

         During the quarter ended December 31, 2004, the Company granted 234,000 non-qualified stock options to employees at an exercise price of $30.95 per share. The stock options vest one-fourth each year for four years after the date of the grant beginning November 4, 2005. The Company accounts for the Equity Incentive Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income, as all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company's stock on the date of the grant.

         Stock option activity for the quarter ended December 31, 2004 is presented below:

                                                             Weighted Average
                                                 Shares       Exercise Price
                                                 -------     ----------------

         Outstanding at September 30, 2004       393,200          $26.43

         Granted                                 234,000          $30.95
         Exercised                                (9,450)         $25.34
         Forfeited                                (1,750)         $26.46

         Outstanding at December 31, 2004        616,000          $28.17

         Exercisable at December 31, 2004         63,250          $27.86

         Exercise prices of options outstanding at December 31, 2004 range from $23.27 to $30.95. The weighted-average contractual life of these options is 9.0 years. The closing price of the Company's common stock was $31.15 at December 31, 2004.

         If compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during the quarter ended December 31, 2004 is $6.73 per option. The estimated fair value of options would be amortized to expense over the options' vesting period and restricted stock would be expensed on the grant date.

                                                     Three Months Ended
                                                        December 31,
                                                   ----------------------
                                                    2004           2003
                                                    ----           ----
         (Thousands, Except Per Share Amounts)
         Net income applicable to
            common stock, as reported              $16,617        $16,591

         Deduct: Total stock-based employee
          compensation expense determined
          under the fair value based method
          for all awards, net of tax effects           122             92
                                                   ----------------------

         Pro forma net income applicable
          to common stock                          $16,495        $16,499
                                                   ======================

         Earnings per share:
         Basic - as reported                          $.79           $.87
         Diluted - as reported                        $.79           $.87
         Basic - pro forma                            $.78           $.86
         Diluted - pro forma                          $.78           $.86

         The fair value of the options granted during the quarter ended December 31, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     Three Months Ended
                                                        December 31,
                                                            2004
                                                     ------------------
         Risk free interest rate                            4.10%
         Expected dividend yield of stock                   4.40%
         Expected volatility of stock                      25.00%
         Expected life of option                          96 months

         NEW ACCOUNTING STANDARDS - In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material effect on the financial position or results of operations of the Company.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004) (123(R)), "Accounting for Stock-Based Compensation." This Statement is a revision to SFAS No. 123, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement supersedes Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Company currently accounts for its Equity Incentive Plan in accordance with APB Opinion No. 25, and provides pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of this Statement and will adopt this Statement no later than the fourth quarter of fiscal 2005.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material effect on the financial position or results of operations of the Company.

2.       EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company's stock-based compensation plan and the vesting of non-vested stock awards at the beginning of each respective period. There were no stock options outstanding that were anti-dilutive at December 31, 2004 and 2003.

                                                       Three Months Ended
                                                          December 31,
                                                     ----------------------
         (Thousands, Except Per Share Amounts)         2004           2003
                                                       ----           ----

         Basic EPS:
         Net Income Applicable to Common Stock       $16,617        $16,591
         Weighted-Average Shares Outstanding          21,018         19,116
         Earnings Per Share of Common
          Stock                                         $.79           $.87

         Diluted EPS:
         Net Income Applicable to Common Stock       $16,617        $16,591

         Weighted-Average Shares Outstanding          21,018         19,116
         Dilutive Effect of Employee Stock Options        35             24
                                                     ----------------------
         Weighted-Average Diluted Shares              21,053         19,140
                                                     ======================

         Earnings Per Share of Common
          Stock                                         $.79           $.87


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

         Pension costs for the quarters ending December 31, 2004 and 2003 were $1.1 million. These costs include amounts capitalized with construction activities.

         The net periodic pension costs include the following components:

                                                     Three Months Ended
                                                        December 31,
                                                   ----------------------
          (Thousands)                                2004           2003
                                                     ----           ----

          Service cost - benefits earned
           during the period                       $ 2,799        $ 2,777
          Interest cost on projected
           benefit obligation                        3,994          4,058
          Expected return on plan assets            (5,291)        (5,625)
          Amortization of prior service cost           309            331
          Amortization of actuarial loss               730            951
          Regulatory adjustment                     (1,409)        (1,369)
                                                   ----------------------
          Net pension cost                         $ 1,132        $ 1,123
                                                   ======================

         Pursuant to the Missouri Public Service Commission's (MoPSC or Commission) Order in Laclede Gas' 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the Utility's qualified pension plans is based on the ERISA minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3.4 million annually effective July 1, 2003. The difference between this amount on a pro-rata basis and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

         Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to MoPSC order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the three months ended December 31, 2004 or the three months ended December 31, 2003.

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

         Postretirement benefit costs for quarters ending December 31, 2004 and 2003 were $2.0 million. These costs include amounts capitalized with construction activities.

         Net periodic postretirement benefit costs consisted of the following components:

                                                      Three Months Ended
                                                         December 31,
                                                     --------------------
          (Thousands)                                2004           2003
                                                     ----           ----

          Service cost - benefits earned
            during the period                       $  845         $  794
          Interest cost on accumulated
            postretirement benefit obligation          826            801
          Expected return on plan assets              (319)          (209)
          Amortization of transition obligation        145            265
          Amortization of prior service cost            (8)            (8)
          Amortization of actuarial loss               217            174
          Regulatory adjustment                        295            164
                                                    ---------------------
          Net postretirement benefit cost           $2,001         $1,981
                                                    =====================

         Pursuant to the Commission's Order in the Utility's 2002 rate case, the return on plan assets is based on market related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gains or losses exceed 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

4.       FINANCIAL INSTRUMENTS

         In the course of its business, Laclede Energy Resources (LER) enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2004, LER's open positions were not material to Laclede Group's financial position or results of operations.

         Settled and open future positions were as follows at December 31, 2004:

                                                                                            Average
                                                                                MMBtu      Price per
                                                           Position Month    (millions)      MMBtu
                                                           --------------    ----------      -----
         Settled net long and short futures positions       January 2005         .26         $6.83

         Open short futures positions                      February 2005         .14         $5.90
                                                             April 2005         1.04         $6.17
                                                              May 2005           .48         $6.07
                                                             June 2005           .04         $6.57
                                                             July 2005           .04         $6.59
                                                            August 2005          .04         $6.63
                                                           September 2005        .04         $6.60
                                                            October 2005         .04         $6.62

         Open long futures positions                       September 2005        .14         $5.05

         The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $1.2 million of pre-tax net unrealized gains on cash flow hedging derivative instruments at December 31, 2004 will be reclassified into the Consolidated Statement of Income during fiscal 2005. The ineffective portions of these hedge instruments were immaterial for the periods presented, and such amounts are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.       INCOME TAXES

         Net provision for income taxes was as follows during the periods set forth below:

                                                        Three Months Ended
                                                           December 31,
                                                       ---------------------
         (Thousands)                                    2004           2003
                                                        ----           ----
         Federal
           Current                                     $8,826         $6,932
           Deferred                                      (930)         1,161
         State and Local
           Current                                      1,489          1,188
           Deferred                                      (249)           173
                                                       ---------------------
             Total                                     $9,136         $9,454
                                                       =====================


6.       OTHER INCOME AND INCOME DEDUCTIONS - NET

                                                        Three Months Ended
                                                           December 31,
                                                       ---------------------
         (Thousands)                                    2004           2003
                                                        ----           ----

         Allowance for funds used during construction  $  (25)        $  (32)
         Other income                                     565            556
         Other income deductions                        1,034            935
                                                       ---------------------
         Other income and (income deductions) - net    $1,574         $1,459
                                                       =====================

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

                                                                     Non-
                                      Regulated         Non-       Regulated        Non-
                                         Gas         Regulated        Gas        Regulated
(Thousands)                          Distribution    Services      Marketing       Other     Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------
Three Months Ended
December 31, 2004
-----------------
Revenues from external
 customers                            $  288,297      $27,923      $109,998       $   704      $      -     $  426,922
Intersegment revenues                      2,956           63         8,181         4,363             -         15,563
                                      --------------------------------------------------------------------------------
Total operating revenues                 291,253       27,986       118,179         5,067             -        442,485
Net income (loss) applicable to
 common stock                             15,087          143         1,434           (47)            -         16,617
Total assets                           1,265,932       59,346        61,011        49,329       (30,395)     1,405,223

Three Months Ended
December 31, 2003
-----------------
Revenues from external
 customers                            $  260,542      $19,483      $ 46,480       $   809      $      -     $  327,314
Intersegment revenues                        808           65         4,503           (53)            -          5,323
                                      --------------------------------------------------------------------------------
Total operating revenues                 261,350       19,548        50,983           756             -        332,637
Net income (loss) applicable to
 common stock                             17,324       (1,025)          411          (119)            -         16,591
Total assets                           1,194,498       56,314        27,555        53,549       (45,134)     1,286,782


8.       COMMITMENTS AND CONTINGENCIES

         Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company's or Laclede Gas' financial position and results of operations. As environmental laws, regulations, and their interpretations evolve, however, Laclede Gas may be required to incur additional costs.

         With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of December 31, 2004, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

         Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. Laclede Gas continues to evaluate options concerning this site, including, but not limited to, the submission of its own Remedial Action Plan (RAP) to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

         Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not, and for many years has not, owned this site. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.

         Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates. While the scope of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with state and federal regulators may not be significant, the scope of costs relative to future remedial actions regulators may require at the Shrewsbury site and to the other sites is unknown and may be material.

         Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to costs incurred under current agreement regarding the Shrewsbury site, denials of coverage are not expected to have a material impact on the financial position and results of operations of Laclede Gas or the Company. With regard to the other two sites and with regard to any future actions that might be required at the Shrewsbury site, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas or the Company. Such costs, if incurred, have typically been subject to recovery in rates.

         On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas has paid $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003, the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. Oral arguments were held in the Missouri Court of Appeals for the Western District on August 17, 2004. The Utility is now awaiting the court's decision. The Utility continues to believe in the merits of its position and intends, if necessary, to assert its position vigorously throughout the appellate process. However, to the extent that a final decision in the courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position or results of operations of the Company.

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

         Laclede Group had guarantees totaling $10 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (the Company's non-utility marketing affiliate), as of December 31, 2004. Laclede Group issued an additional $1.0 million guarantee in January 2005 on behalf of LER.

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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

The Laclede Group, Inc.'s (Laclede Group or the Company) earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri's largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility's earnings are generated primarily by the sale of heating energy, which historically has been heavily influenced by the weather. However, as part of the 2002 rate case settlement, the Utility initiated, effective November 9, 2002, an innovative weather mitigation rate design that lessens the impact of weather volatility on Laclede Gas customers during cold winters and is expected to stabilize the Utility's earnings in the future by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. Due to the material seasonal cycle of Laclede Gas, the accompanying interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarters of the fiscal year. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business wholly owned by Laclede Group, whose operations tend to be counter-seasonal to those of Laclede Gas. Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary, is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group's strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of the Laclede Group strategy. The Utility's distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 15,000-mile natural gas distribution system and related storage facilities. The Utility's income from off system sales remains subject to fluctuations in market conditions. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure.

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its geographic footprint into new markets, having already made notable gains by adding business in several key markets. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on system Utility transportation customers and customers outside of Laclede Gas' traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER's operations is subject to fluctuations in market conditions.

Quarter Ended December 31, 2004
-------------------------------


Overview - Net Income (Loss) by Operating Segment          Quarter Ended
                                                            December 31,
                                                        --------------------
(millions, after-tax)                                    2004           2003
                                                         ----           ----

Regulated Gas Distribution                              $15.1          $17.3
Non-Regulated Services                                     .1           (1.0)
Non-Regulated Gas Marketing                               1.4             .4
Other Non-Regulated Subsidiaries                            -            (.1)
                                                        --------------------
Net Income Applicable to Common Stock                   $16.6          $16.6
                                                        ====================

Laclede Group's net income applicable to common stock was $16.6 million for the quarter ended December 31, 2004, essentially the same as the quarter ended December 31, 2003. Basic and diluted earnings per share were $.79 for the quarter ended December 31, 2004, compared with $.87 per share reported for the same quarter last year. The decrease in earnings per share was due to an increase in the number of average shares outstanding this year, primarily due to the sale of 1.725 million shares of common stock in May 2004. Variations in net income were primarily attributable to the following factors described below.

Utility earnings decreased by $2.2 million for the quarter ended December 31, 2004 compared with the quarter ended December 31, 2003. Temperatures experienced in the Utility's service area during the quarter were 15% warmer than normal, but 3% colder than the same period last year. However, reduced gas sales levels resulting from 21% warmer than normal weather in the month of November contributed to lower earnings this quarter, despite being tempered by the weather mitigation rate design. The decrease in the Utility's earnings for the quarter was primarily attributable to the following factors, quantified on a pre-tax basis:

o the net effect totaling $1.7 million of lower system gas sales volumes primarily due to an unseasonably warm weather pattern in November;
o lower income this year from off system sales and capacity release totaling $1.2 million;
o higher interest charges totaling $1.0 million, primarily due to the issuance of additional long-term debt; and,
o a higher provision for uncollectible accounts totaling $.5 million above the same period last year.

These factors were partially offset by the recovery of eligible costs incurred to build and maintain the Utility's distribution system through the implementation of an Infrastructure System Replacement Surcharge effective June 10, 2004 totaling $.9 million.

SM&P recorded earnings of $.1 million during the quarter ended December 31, 2004 compared with a loss for the same period last year totaling $1.0 million. SM&P's improved results were primarily due to the return of a substantial portion of business from two large customers and the attainment of additional business in both new and existing markets. SM&P's improvement over the same period last year was also attributable in part to charges recorded last year associated with the employment-related litigation described in Note 8 to the Consolidated Financial Statements.

LER's income increased $1.0 million primarily due to higher sales volumes and increased margins.

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

Regulated operating revenues for the quarter ended December 31, 2004 were $291.3 million, or $29.9 million greater than the same period last year. The increase was primarily attributable to higher PGA rates totaling $39.9 million, partially offset by decreased off system sales revenues totaling $5.7 million and lower system gas sales levels and other variations totaling $4.3 million. System therms sold and transported decreased by 6.8 million therms, or 2.3%, below the quarter ended December 31, 2003.

Regulated operating expenses for the quarter ended December 31, 2004 increased $33.0 million from the same quarter last year. Natural and propane gas expense increased $31.1 million from last year's level primarily attributable to higher rates charged by our suppliers, partially offset by lower volumes purchased for sendout and decreased off system gas cost expense. Other operation and maintenance expenses increased $1.2 million, or 3.6%, primarily due to a higher provision for uncollectible accounts, increased distribution charges and higher wage rates, partially offset by lower pension costs and decreased group insurance charges. Taxes, other than income, increased $1.0 million, or 6.7%, primarily due to higher gross receipts taxes (reflecting increased revenues) and higher real estate and personal property taxes.

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenue for this quarter increased $8.4 million reflecting the return to SM&P of a substantial portion of business from two large customers and the attainment of additional business in both new and existing markets. The increase in non-regulated services operating expenses, totaling $6.6 million, was primarily attributable to charges associated with the new business, partially offset by charges recorded during the same quarter last year attributable to the employment-related litigation. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days' notice. SM&P's customers are primarily in the utility and telecommunication sector with their workload influenced by construction trends.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $67.2 million primarily due to increased sales volumes and higher sales prices by LER. The increase in non-regulated gas marketing operating expenses, totaling $65.5 million, was primarily associated with increased gas expense related to increased volumes purchased and higher prices.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues increased $4.3 million primarily due to higher sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses increased $4.2 million primarily due to higher expenses associated with increased sales levels recorded by Laclede Pipeline Company.

Interest Charges

The $1.0 million increase in interest charges was primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million of 5 1/2% First Mortgage Bonds and $100 million of 6% First Mortgage Bonds, partially offset by the early redemption in June 2004 of $50 million of 6 5/8% First Mortgage Bonds and the November 2004 maturity of $25 million of 8 1/2% First Mortgage Bonds. This increase in interest on long-term debt was partially offset by reduced interest on short-term debt, mainly attributable to lower short-term borrowings.

Regulatory Matters
------------------

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous order and Laclede Gas appealed this second order to the Circuit Court. In 2002, the Circuit Court ruled that the MoPSC's second order was lawful and reasonable, and Laclede Gas appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. On March 4, 2003 the Court of Appeals issued an opinion remanding the decision to the MoPSC based on the MoPSC's failure to support and explain its decision with adequate findings of fact. In May 2003, the Court of Appeals rejected the MoPSC's request that the Court reconsider its opinion or transfer this matter to the Missouri Supreme Court. On January 11, 2005, the Commission issued an Order ruling in favor of Laclede Gas on the depreciation issue. As a direct result of the Commission's Order ruling in favor of the Utility's position, Laclede Gas will increase certain of its depreciation rates effective February 1, 2005 resulting in higher annual depreciation expense totaling $2.3 million, as it originally requested. At the same time, operating expenses related to actual removal costs, which the Utility began expensing as incurred during fiscal 2002, will be reduced by $2.3 million annually, as ordered by the Commission. As such, there will be no effect on net income, and the Commission's decision will not have an immediate effect on the Utility's recovery of depreciation expenses. However, the Utility expects that the Commission's confirmation of Laclede Gas' position on the proper method for calculating depreciation rates will result in increased cash flows from capital recovery in future rate cases.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. On June 19, 2003, Laclede Gas appealed the MoPSC's decision to the Cole County Circuit Court. On October 10, 2003, the Circuit Court issued an order staying the MoPSC's decision requiring Laclede Gas to flow through the $4.9 million to customers. Pursuant to the Stay Order, Laclede Gas has paid $4.9 million into the Court's registry pending a final judicial determination of Laclede Gas' entitlement to such amounts. On November 5, 2003, the Circuit Court of Cole County, Missouri, issued its Order and Judgment vacating and setting aside the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On December 5, 2003, the MoPSC appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. Oral arguments were held in the Missouri Court of Appeals for the Western District

on August 17, 2004. The Utility is now awaiting the court's decision. The Utility continues to believe in the merits of its position and intends, if necessary, to assert its position vigorously throughout the appellate process. However, to the extent that a final decision in the courts results in disallowance of the $4.9 million in pre-tax gains, it could have a material effect on the future financial position or results of operations of the Company.

Laclede Gas filed its first Infrastructure System Replacement Surcharge
(ISRS) filing with the MoPSC on March 1, 2004 to increase revenues by approximately $3.86 million annually. The filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On June 1, 2004, the MoPSC approved a Stipulation and Agreement ("S&A") between Laclede Gas and the Staff of the Commission that provided for a $3.56 million annual surcharge effective June 10, 2004. Laclede Gas made its second ISRS filing on October 28, 2004 to increase revenues by approximately an additional $1.6 million annually. On January 4, 2005, the MoPSC approved a S&A between Laclede Gas and the Staff of the Commission that provided for a $1.42 million annual increase in ISRS revenues effective January 20, 2005.

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

         Employee benefits and postretirement obligations - Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. The amount of expense recognized by the Utility is dependent on the regulatory treatment provided for such costs. Certain liabilities related to group medical benefits and workers' compensation claims, portions of which are self-insured and/or contain "stop-loss" coverage with third-party insurers to limit exposure, are established based on historical trends.

         Goodwill valuation - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced, adversely impacting earnings.

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

For further discussion of significant accounting policies, see the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended September 30, 2004.

Accounting Pronouncements
-------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." This Statement amends the guidance in Accounting Research Bulletin
(ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material effect on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (123(R)), "Accounting for Stock-Based Compensation." This Statement is a revision to SFAS No. 123, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Company currently accounts for its Equity Incentive Plan in accordance with APB Opinion No. 25, and provides pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123. SFAS No. 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of this Statement and will adopt this Statement no later than the fourth quarter of fiscal 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material effect on the financial position or results of operations of the Company.

FINANCIAL CONDITION

Credit Ratings
--------------

As of December 31, 2004, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility                         S&P         Moody's       Fitch
-------------------------------------------------------------------------
Laclede Group Corporate Rating           A
Laclede Gas First Mortgage Bonds         A           A3            A+
Laclede Gas Commercial Paper             A-1         P-2
Trust Preferred Securities               A-          Baa3          BBB+

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

Net cash used in operating activities for the three months ended December 31, 2004 was $50.5 million, a $36.0 million increase, compared with the same period last year. The increase in cash used in operating activities was primarily attributable to the net effects of changes in wholesale gas prices, increased sales volumes by LER, and lower Utility off system sales on accounts receivable, accounts payable, and deferred purchased gas costs.

Net cash used in investing activities for the three months ended December 31, 2004 was $14.7 million compared with $12.6 million for the three months ended December 31, 2003. Cash used in investing activities primarily reflected Utility construction expenditures in both periods.

Net cash provided by financing activities was $74.9 million for the three months ended December 31, 2004 compared with $42.0 million for the three months ended December 31, 2003. The variation primarily reflects the issuance of additional short-term debt this year, partially offset by the November 2004 maturity of $25 million 8 1/2% First Mortgage Bonds.

Liquidity and Capital Resources
-------------------------------

As indicated above, the Company's short-term borrowing requirements typically peak during colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.

Laclede Gas currently has lines of credit in place of $300 million, with $15 million expiring in April 2005 and $285 million expiring in September 2009. Short-term commercial paper borrowings outstanding at December 31, 2004 were $177.3 million (the peak for the quarter) at a weighted average interest rate of 2.5% per annum. Based on short-term borrowings at December 31, 2004, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $1.8 million on an annual basis.

Most of Laclede Gas' lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) for a trailing twelve-month period to be at least 2.25 times interest expense. On December 31, 2004, total debt was 60% of total capitalization. For the twelve-months ending December 31, 2004, EBITDA was
3.55 times interest expense.


Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $120 million of debt securities remained registered and unissued as of December 31, 2004. The original MoPSC authorization for issuing securities registered on this Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt and equity securities and receive capital contributions through October 31, 2006. The remaining MoPSC authorization is $64.4 million, reflecting capital contributions that have been made by Laclede Group to Laclede Gas under this authority through January 2005. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

In April 2004, Laclede Gas issued $50 million of First Mortgage Bonds,
5 1/2% Series due May 1, 2019 and $100 million of First Mortgage Bonds, 6% Series, due May 1, 2034. The net proceeds of approximately $147.9 million from this issuance were used to repay short-term debt and to call at par the $50 million 6 5/8% Series First Mortgage Bonds in June 2004. The proceeds were also used to pay at maturity $25 million of 8 1/2% First Mortgage Bonds in November 2004. At December 31, 2004, Laclede Gas had fixed-rate long-term debt totaling $335 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of December 31, 2004. Laclede Group issued 1.725 million shares of common stock in May 2004 under this registration. The net proceeds of approximately $44.7 million from this sale were used to make a capital contribution to Laclede Gas. Laclede Gas used the contribution to reduce short-term borrowings and for general corporate purposes. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit obtained from U.S. Bank National Association, expiring in June 2005, to meet the short-term liquidity needs of its subsidiaries. This line of credit has a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the Utility's total capitalization (as noted above, this ratio stood at 60% on December 31, 2004). This line has been used to provide letters of credit of $1.2 million on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various non-regulated subsidiaries from time to time. There were no borrowings under this line in the quarter ending December 31, 2004.

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

Laclede Group had guarantees totaling $10 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2004. Laclede Group issued an additional $1.0 million guarantee in January 2005 on behalf of LER.

Utility construction expenditures were $11.9 million for the three months ended December 31, 2004, compared with $11.2 million for the same period last year. Non-utility construction expenditures were $.8 million for the three months ended December 31, 2004, compared with $.2 million for the same period last year.

Consolidated capitalization at December 31, 2004, excluding current obligations of preferred stock, consisted of 49.1% Laclede Group common stock equity, .2% Laclede Gas preferred stock equity, 6.2% long-term debt to unconsolidated affiliate trust and 44.5% Laclede Gas long-term debt.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at December 31, 2004 and at September 30, 2004, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Advance Customer Billings. The Consolidated Balance Sheet at

December 31, 2003 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Contractual Obligations
-----------------------

As of December 31, 2004, Laclede Group had contractual obligations with payments due as summarized below (in millions):

                                                                     Payments due by period
                                                    --------------------------------------------------------
                                                     Remaining                                  Fiscal Years
                                                    Fiscal Year   Fiscal Years   Fiscal Years     2009 and
      Contractual Obligations              Total        2005        2006-2007      2008-2009     thereafter
------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                       $  839.7      $ 15.2        $ 88.8         $80.9          $654.8
Capital Leases                                  -           -             -             -               -
Operating Leases (b)                         16.7         6.1           4.9           3.3             2.4
Purchase Obligations - Natural Gas (c)      483.2       355.5         114.5           6.9             6.3
Purchase Obligations - Other (d)             11.0         5.0           4.0           2.0               -
Other Long-Term Liabilities                     -           -             -             -               -
                                       ---------------------------------------------------------------------
Total                                    $1,350.6      $381.8        $212.2         $93.1          $663.5
                                       =====================================================================

(a) Long-term debt obligations reflect principal maturities and interest payments.

(b) Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c) These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2004 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its Purchased Gas Adjustment Clause; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments may be entered into during the heating season.

(d) These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

Market Risk
-----------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At December 31, 2004, the Utility held approximately 12.1 million MMBtu of futures contracts at an average price of $7.05 per MMBtu. Additionally, approximately 3.8 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through October 2005.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2004, LER's open positions were not material to Laclede Group's financial position or results of operations.

Environmental Matters
---------------------

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company's or Laclede Gas' financial position and results of operations. As environmental laws, regulations, and their interpretations evolve, however, Laclede Gas may be required to incur additional costs.

With regard to a former manufactured gas plant site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of December 31, 2004, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former manufactured gas plant site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides opportunities to minimize the scope and cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. Laclede Gas continues to evaluate options concerning this site, including, but not limited to, the submission of its own Remedial Action Plan (RAP) to the VCP. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting may be approximately $650,000. Currently, Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $173,000. Laclede Gas anticipates additional reimbursement from this party. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

Laclede Gas has been advised that a third former manufactured gas plant site may require remediation. Laclede Gas does not, and for many years has not, owned this site. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.

Costs incurred are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' rates. While the scope of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with state and federal regulators may not be significant, the scope of costs relative to future remedial actions regulators may require at the Shrewsbury site and to the other sites is unknown and may be material.

Laclede Gas has notified its insurers that it seeks reimbursement of its costs at these three manufactured gas plant sites. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. With regard to costs incurred under current agreement regarding the Shrewsbury site, denials of coverage are not expected to have a material impact on the financial position and results of operations of Laclede Gas or the Company. With regard to the other two sites and with regard to any future actions that might be required at the Shrewsbury site, since the scope of costs are unknown and may be significant, denials of coverage may have a material impact on the financial position and results of operations of Laclede Gas or the Company. Such costs, if incurred, have typically been subject to recovery in rates.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company's Management's Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations, page 25 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         For a description of environmental matters and legal proceedings, see Note 8 to the Consolidated Financial Statements on page 15. For a description of SM&P's employment-related litigation, see Note 8 to the Consolidated Financial Statements on page 16. For a description of pending regulatory matters of Laclede Gas, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, page 20 of this report.

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

(a)  See Exhibit Index

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                           The Laclede Group, Inc.

                                           By: /s/ Barry C. Cooper
                                               --------------------------
Dated:   January 25, 2005                      Barry C. Cooper
         ----------------                      Chief Financial Officer
                                               (Authorized Signatory and
                                               Chief Financial Officer)

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                           Laclede Gas Company

                                           By: /s/ Barry C. Cooper
                                               --------------------------
Dated:   January 25, 2005                      Barry C. Cooper
         ----------------                      Chief Financial Officer
                                               (Authorized Signatory and
                                               Chief Financial Officer)

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