Form 10-Q
period 2005-06-30
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2005-07-29
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2005

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     -------------------------------------------------------------------------------------------------------
     Commission         Exact Name of Registrant as            State of             I.R.S.
     File Number        Specified in its Charter and           Incorporation        Employer
                        Principal Office Address and                                Identification
                        Telephone Number                                            Number
     -------------------------------------------------------------------------------------------------------
     1-16681            The Laclede Group, Inc.                Missouri              74-2976504
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------
     1-1822             Laclede Gas Company                    Missouri              43-0368139
                        720 Olive Street
                        St. Louis, MO 63101
                        314-342-0500
     -------------------------------------------------------------------------------------------------------


Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

         The Laclede Group, Inc.:                    Yes X            No
                                                         ---             ---

         Laclede Gas Company:                        Yes X            No
                                                         ---             ---

and (2) has been subject to such filing requirements for the past 90 days:

         The Laclede Group, Inc.:                    Yes X            No
                                                         ---             ---

         Laclede Gas Company:                        Yes X            No
                                                         ---             ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

         The Laclede Group, Inc.                     Yes X            No
                                                         ---             ---

         Laclede Gas Company:                        Yes              No X
                                                         ---             ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                                                  Shares Outstanding At
Registrant                             Description of Common Stock                    July 29, 2005
----------                             ---------------------------                    -------------
The Laclede Group, Inc.                Common Stock ($1.00 Par Value)                    21,143,581
Laclede Gas Company                    Common Stock ($1.00 Par Value)                        10,060 *

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

         Laclede Gas Company:
                  Statements of Income                                          Ex. 99.1, p. 1
                  Balance Sheets                                                Ex. 99.1, pp. 2-3
                  Statements of Cash Flows                                      Ex. 99.1, p. 4
                  Notes to Financial Statements                                 Ex. 99.1, pp. 5-10


Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (The Laclede Group, Inc.)                   19-31
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Laclede Gas Company)                 Ex. 99.1, pp. 11-22

Item 3   Quantitative and Qualitative Disclosures About Market Risk                 32

Item 4   Controls and Procedures                                                    32

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                          33

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                33

Item 6   Exhibits                                                                   33

SIGNATURES - The Laclede Group, Inc.                                                34

SIGNATURES - Laclede Gas Company                                                    35

INDEX TO EXHIBITS                                                                   36

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

Item 1. Financial Statements

                                             THE LACLEDE GROUP, INC.
                                        STATEMENTS OF CONSOLIDATED INCOME
                                                   (UNAUDITED)

(Thousands, Except Per Share Amounts)


                                                       Three Months Ended                Nine Months Ended
                                                            June 30,                         June 30,
                                                   ----------------------------    ------------------------------
                                                         2005           2004             2005            2004
                                                         ----           ----             ----            ----
Operating Revenues:
  Regulated
    Gas distribution                                   $162,371       $125,870        $  888,620      $  784,118
  Non-Regulated
    Services                                             45,118         34,973            96,910          69,771
    Gas marketing                                       103,008         80,475           337,794         192,938
    Other                                                   830          3,742             7,043           5,825
                                                   -------------------------------------------------------------
      Total Operating Revenues                          311,327        245,060         1,330,367       1,052,652
                                                   --------------------------------------------------------------
Operating Expenses:
  Regulated
    Natural and propane gas                             102,995         68,855           630,647         532,414
    Other operation expenses                             27,896         28,411            93,496          90,702
    Maintenance                                           5,160          4,599            14,054          13,669
    Depreciation and amortization                         5,947          5,746            16,919          17,115
    Taxes, other than income taxes                       13,198         12,018            55,498          51,747
                                                   --------------------------------------------------------------
      Total regulated operating expenses                155,196        119,629           810,614         705,647
  Non-Regulated
    Services                                             38,195         29,619            91,370          69,468
    Gas marketing                                       101,454         78,567           330,945         188,668
    Other                                                   986          3,690             7,003           5,461
                                                   --------------------------------------------------------------
      Total Operating Expenses                          295,831        231,505         1,239,932         969,244
                                                   --------------------------------------------------------------
Operating Income                                         15,496         13,555            90,435          83,408
                                                   --------------------------------------------------------------
Other Income and (Income Deductions) - Net                  822             66             2,302           3,456
                                                   --------------------------------------------------------------
Interest Charges:
  Interest on long-term debt                              5,642          6,207            17,193          15,836
  Interest on long-term debt to unconsolidated
    affiliate trust                                         894            894             2,680           2,680
  Other interest charges                                    883            565             3,171           2,649
                                                   --------------------------------------------------------------
      Total Interest Charges                              7,419          7,666            23,044          21,165
                                                   --------------------------------------------------------------
Income Before Income Taxes                                8,899          5,955            69,693          65,699
Income Tax Expense                                        2,788          2,192            24,492          23,774
                                                   --------------------------------------------------------------
Net Income                                                6,111          3,763            45,201          41,925
Dividends on Redeemable Preferred Stock -
  Laclede Gas                                                13             16                43              47
                                                   --------------------------------------------------------------
Net Income Applicable to Common Stock                  $  6,098       $  3,747        $   45,158      $   41,878
                                                   ==============================================================

Average Number of Common Shares
  Outstanding                                            21,103         19,863            21,060          19,381

Basic Earnings Per Share of Common Stock                   $.29           $.19             $2.14           $2.16

Diluted Earnings Per Share of Common Stock                 $.29           $.19             $2.14           $2.16

Dividends Declared Per Share of Common
 Stock                                                    $.345          $.340            $1.030          $1.015

See notes to consolidated financial statements.

                                               THE LACLEDE GROUP, INC.
                                   STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                     (UNAUDITED)

(Thousands)


                                                               Three Months Ended              Nine Months Ended
                                                                    June 30,                       June 30,
                                                           ---------------------------     --------------------------
                                                                 2005          2004              2005         2004
                                                                 ----          ----              ----         ----
Net Income Applicable to Common Stock                           $ 6,098       $ 3,747           $45,158      $41,878
                                                           ----------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax:
  Net gains (losses) on cash flow hedging derivative
    instruments:
     Net hedging gains (losses) arising during period             1,412          (727)           (1,770)      (2,870)
     Reclassification adjustment for losses
       included in net income                                     1,504         2,693             3,516        1,750
                                                           ----------------------------------------------------------
     Net unrealized gains (losses) on cash flow hedging
       derivative instruments                                     2,916         1,966             1,746       (1,120)
                                                           ----------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                     2,916         1,966             1,746       (1,120)
Income Tax (Benefit) Expense Related to Items of
  Other Comprehensive Income (Loss)                               1,127           760               675         (432)
                                                           ----------------------------------------------------------
Other Comprehensive Income (Loss), Net of Tax                     1,789         1,206             1,071         (688)
                                                           ----------------------------------------------------------
Comprehensive Income                                            $ 7,887       $ 4,953           $46,229      $41,190
                                                           ==========================================================





See notes to consolidated financial statements.

                                            THE LACLEDE GROUP, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                 June 30,           Sept. 30,         June 30,
                                                                   2005                2004             2004
                                                                   ----                ----             ----
(Thousands)
                          ASSETS

Utility Plant                                                   $1,102,208          $1,070,522       $1,060,868
  Less: Accumulated depreciation and amortization                  432,547             423,647          420,994
                                                             --------------     ---------------   --------------
      Net Utility Plant                                            669,661             646,875          639,874
                                                             --------------     ---------------   --------------
Goodwill                                                            28,124              28,124           28,124
                                                             --------------     ---------------   --------------
Other Property and Investments                                      49,827              46,082           45,785
                                                             --------------     ---------------   --------------
Current Assets:
  Cash and cash equivalents                                          4,778              13,854           11,877
  Accounts receivable:
       Gas Customers - billed and unbilled                          83,522              76,223           78,633
       Other                                                        69,560              51,822           64,858
       Allowances for doubtful accounts                            (11,233)            (10,362)          (7,935)
  Delayed customer billings                                          4,769                   -           11,211
  Inventories:
       Natural gas stored underground at LIFO cost                  53,873             131,773           56,173
       Propane gas at FIFO cost                                     19,981              15,808           15,808
       Materials, supplies, and merchandise at avg. cost             4,950               4,714            4,920
  Derivative instrument assets                                       9,168              16,857            7,141
  Unamortized purchased gas adjustments                              5,572              19,618                -
  Deferred income taxes                                              7,874               1,321            5,579
  Prepayments and other                                             27,783              16,008           15,052
                                                             --------------     ---------------   --------------
      Total Current Assets                                         280,597             337,636          263,317
                                                             --------------     ---------------   --------------
Deferred Charges:
  Prepaid pension cost                                              84,924              92,026          102,463
  Regulatory assets                                                121,011             104,703          102,200
  Other                                                              5,830               9,849            9,901
                                                             --------------     ---------------   --------------
      Total Deferred Charges                                       211,765             206,578          214,564
                                                             --------------     ---------------   --------------
Total Assets                                                    $1,239,974          $1,265,295       $1,191,664
                                                             ==============     ===============   ==============




See notes to consolidated financial statements.

                                               THE LACLEDE GROUP, INC.
                                       CONSOLIDATED BALANCE SHEETS (Continued)
                                                     (UNAUDITED)

                                                                         June 30,         Sept. 30,          June 30,
                                                                           2005             2004               2004
                                                                           ----             ----               ----
(Thousands, except share amounts)
                  CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (70,000,000 shares authorized, 21,115,750,
    20,981,165 and 20,946,171 shares issued, respectively)             $   21,116        $   20,981        $   20,946
  Paid-in capital                                                         119,693           116,058           115,138
  Retained earnings                                                       243,935           220,483           233,439
  Accumulated other comprehensive loss                                       (536)           (1,607)             (768)
                                                                     -------------    --------------     -------------
      Total common stock equity                                           384,208           355,915           368,755
  Redeemable preferred stock (less current sinking fund
    requirements) - Laclede Gas                                               948             1,108             1,108
  Long-term debt to unconsolidated affiliate trust                         46,400            46,400            46,400
  Long-term debt (less current portion) - Laclede Gas                     294,009           333,936           333,911
                                                                     -------------    --------------     -------------
      Total Capitalization                                                725,565           737,359           750,174
                                                                     -------------    --------------     -------------
Current Liabilities:
  Notes payable                                                            47,420            71,380             3,625
  Accounts payable                                                         89,396            68,366            91,565
  Advance customer billings                                                     -            23,620                 -
  Current portion of long-term debt and preferred stock                    40,095            25,145            25,145
  Wages and compensation accrued                                           16,467            15,596            14,542
  Dividends payable                                                         7,350             7,214             7,220
  Customer deposits                                                        13,326            10,661             9,697
  Interest accrued                                                          5,721            10,920             5,933
  Taxes accrued                                                            26,005            16,725            24,111
  Unamortized purchased gas adjustment                                          -                 -             1,149
  Other                                                                    13,441            13,003            14,438
                                                                     -------------    --------------     -------------
    Total Current Liabilities                                             259,221           262,630           197,425
                                                                     -------------    --------------     -------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                   205,447           189,626           194,185
  Unamortized investment tax credits                                        4,761             5,010             5,087
  Pension and postretirement benefit costs                                 20,225            20,484            21,164
  Regulatory liabilities                                                    2,368            28,210               927
  Other                                                                    22,387            21,976            22,702
                                                                     -------------    --------------     -------------
      Total Deferred Credits and Other Liabilities                        255,188           265,306           244,065
                                                                     -------------    --------------     -------------
Total Capitalization and Liabilities                                   $1,239,974        $1,265,295        $1,191,664
                                                                     =============    ==============     =============



See notes to consolidated financial statements.

                                            THE LACLEDE GROUP, INC.
                                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                  (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                         June 30,
                                                                             ----------------------------------
                                                                                      2005              2004
                                                                                      ----              ----
(Thousands)
Operating Activities:
  Net Income                                                                       $  45,201         $  41,925
  Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                     19,602            19,834
    Deferred income taxes and investment
      tax credits                                                                      4,225            10,553
    Other - net                                                                          489               174
    Changes in assets and liabilities:
      Accounts receivable - net                                                      (24,166)          (31,222)
      Unamortized purchased gas adjustments                                           14,046            (4,716)
      Deferred purchased gas costs                                                   (35,162)           12,321
      Delayed customer billings - net                                                (28,389)          (26,572)
      Accounts payable                                                                21,030            25,564
      Taxes accrued                                                                    9,280            10,900
      Natural gas stored underground                                                  77,900            61,058
      Other assets and liabilities                                                    (1,183)           10,772
                                                                             ----------------    --------------
          Net cash provided by operating activities                                $ 102,873         $ 130,591
                                                                             ----------------    --------------
Investing Activities:
  Capital expenditures                                                               (44,520)          (37,609)
  Net investment in trusts                                                            (1,708)           (2,041)
  Other investments                                                                    1,277             1,127
                                                                             ----------------    --------------
          Net cash used in investing activities                                    $ (44,951)        $ (38,523)
                                                                             ----------------    --------------
Financing Activities:
  Issuance of first mortgage bonds                                                         -           150,000
  Maturity/Redemption of first mortgage bonds                                        (25,000)          (50,000)
  Repayment of short-term debt - net                                                 (23,960)         (214,575)
  Dividends paid                                                                     (21,598)          (19,357)
  Issuance of common stock                                                             3,770            48,542
  Preferred stock reacquired                                                            (210)               (5)
  Other                                                                                    -            (2,087)
                                                                             ----------------    --------------
          Net cash used in financing activities                                    $ (66,998)        $ (87,482)
                                                                             ----------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                  (9,076)            4,586
Cash and Cash Equivalents at Beginning of Period                                      13,854             7,291
                                                                             ----------------    --------------
Cash and Cash Equivalents at End of Period                                         $   4,778         $  11,877
                                                                             ================    ==============

Supplemental Disclosure of Cash Paid During the Period for:
    Interest                                                                       $  27,439         $  21,821
    Income taxes                                                                       7,871               422

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

         The consolidated financial statements include the accounts of Laclede Group and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Those types of transactions include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table included in Note 7 under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.

         Investment in Unconsolidated Affiliate Trust -Laclede Group formed a wholly owned trust, Laclede Capital Trust I (Trust) for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. The sole assets of the Trust are debentures of Laclede Group.

         UTILITY PLANT, DEPRECIATION AND AMORTIZATION - In January 2005, the Missouri Public Service Commission (MoPSC or Commission) issued an Order effective January 21, 2005, resolving the calculation of the Utility's depreciation rates issued in its 1999 rate case. In accordance with the provisions of the Order, Laclede Gas increased certain of its depreciation rates effective February 1, 2005 resulting in higher annual depreciation expense totaling $2.3 million. That same Order also required that operating expenses related to actual removal costs, which the Utility began expensing as incurred during fiscal 2002 pursuant to a previous Commission Order, be reduced by $2.3 million annually. As such, the Order had no immediate effect on income or the recovery of depreciation expenses.

         REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2005 and 2004, for the Utility, were $7.8 million and $7.1 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at June 30, 2005 and 2004 were $3.7 million and $3.3 million, respectively. The amount of accrued unbilled revenue at September 30, 2004 was $8.8 million. After accrual of related gas cost expense, the accrued pre-tax net revenues at September 30, 2004 was $4.2 million.

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

         During the nine months ended June 30, 2005, the Company granted 234,000 non-qualified stock options to employees at an exercise price of $30.95 per share (none of these options were granted during the quarter ended June 30, 2005). The stock options vest one-fourth each year for four years after the date of the grant beginning November 4, 2005. The Company accounts for the Equity Incentive Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income, as all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company's stock on the date of the grant.

         Stock option activity for the quarter ended June 30, 2005 is presented below:

                                                                       Weighted Average
                                                        Shares          Exercise Price
                                                     -------------    ------------------
         Outstanding at March 31, 2005                    591,875          $28.29

         Granted                                             -               -
         Exercised                                           -               -
         Forfeited                                           -               -

         Outstanding at June 30, 2005                     591,875          $28.29

         Exercisable at June 30, 2005                      89,875          $26.01

         Exercise prices of options outstanding at June 30, 2005 range from $23.27 to $30.95. The weighted-average contractual life of these options is
8.6 years. The closing price of the Company's common stock was $31.76 at June 30, 2005.

         If compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during the nine months ended June 30, 2005 is $6.73 per option. The estimated fair value of options would be amortized to expense over the options' vesting period and restricted stock would be expensed on the grant date.

                                                                Three Months Ended              Nine Months Ended
                                                                     June 30,                       June 30,
                                                            ---------------------------     --------------------------
                                                                    2005         2004             2005          2004
                                                                    ----         ----             ----          ----
         (Thousands, Except Per Share Amounts)
         Net income applicable to
            common stock, as reported                              $6,098       $3,747          $45,158       $41,878

         Deduct: Total stock-based employee
            compensation expense determined
            under the fair value based method
            for all awards, net of tax effects                        144           85              410           261
                                                            ---------------------------     --------------------------

         Pro forma net income applicable
            to common stock                                        $5,954       $3,662          $44,748       $41,617
                                                            ===========================     ==========================

         Earnings per share:
         Basic - as reported                                         $.29         $.19            $2.14         $2.16
         Diluted - as reported                                       $.29         $.19            $2.14         $2.16
         Basic - pro forma                                           $.28         $.18            $2.12         $2.15
         Diluted - pro forma                                         $.28         $.18            $2.12         $2.15

         The fair value of the options granted during the nine months ended June 30, 2005 was estimated at the date of grant using a binomial option pricing model with the following assumptions:

                                                             Nine Months Ended
                                                               June 30, 2005
                                                               -------------
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

         In December 2004, the FASB issued SFAS No. 123 (revised 2004) (123(R)), "Accounting for Stock-Based Compensation." This Statement is a revision to SFAS No. 123, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement supersedes Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Company currently accounts for its Equity Incentive Plan in accordance with APB Opinion No. 25, and provides pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123. SFAS No. 123(R) was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) amended the compliance date to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company is currently evaluating the provisions of this Statement, which it plans to adopt effective October 1, 2005.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Laclede Gas does not expect adoption of this Statement to have a material effect on the financial position or results of operations of the Company.

         In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," should be accounted for. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the provisions of this Interpretation.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in Opinion 20 for reporting the correction of an error and a change in accounting estimate. This Statement is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the provisions of this Statement.

2. EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company's stock-based compensation plans and the vesting of non-vested stock awards at the beginning of each respective period. For the quarter ended June 30, 2005, 234,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

                                                                   Three Months Ended          Nine Months Ended
                                                                        June 30,                   June 30,
                                                                 ------------------------   ------------------------
         (Thousands, Except Per Share Amounts)                        2005        2004           2005         2004
                                                                      ----        ----           ----         ----
         Basic EPS:
         Net Income Applicable to Common Stock                      $ 6,098      $ 3,747        $45,158     $41,878
         Weighted-Average Shares Outstanding                         21,103       19,863         21,060      19,381
         Earnings Per Share of Common
            Stock                                                      $.29         $.19          $2.14       $2.16

         Diluted EPS:
         Net Income Applicable to Common Stock                      $ 6,098      $ 3,747        $45,158     $41,878

         Weighted-Average Shares Outstanding                         21,103       19,863         21,060      19,381
         Dilutive Effect of Stock Options, Restricted
            Stock                                                        35           18             35          24
                                                                 ------------------------   ------------------------
         Weighted-Average Diluted Shares                             21,138       19,881         21,095      19,405
                                                                 ========================   ========================

         Earnings Per Share of Common
            Stock                                                      $.29         $.19          $2.14       $2.16


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

         Pension costs for the quarters ending June 30, 2005 and 2004 were $1.1 million. Pension costs for the nine months ended June 30, 2005 and 2004 were $3.4 million. These costs include amounts capitalized with construction activities.

         The net periodic pension costs include the following components:

                                                           Three Months Ended           Nine Months Ended
                                                                June 30,                     June 30,
                                                         -----------------------     -------------------------
          (Thousands)                                         2005        2004            2005         2004
                                                              ----        ----            ----         ----
          Service cost - benefits earned
             during the period                              $ 2,799     $ 2,776         $  8,397     $  8,330
          Interest cost on projected
             benefit obligation                               3,994       4,058           11,982       12,173
          Expected return on plan assets                     (5,291)     (5,625)         (15,873)     (16,874)
          Amortization of prior service cost                    309         331              926          993
          Amortization of actuarial loss                        730         951            2,190        2,852
          Regulatory adjustment                              (1,409)     (1,368)          (4,226)      (4,105)
                                                         -----------------------     -------------------------
          Net pension cost                                  $ 1,132     $ 1,123         $  3,396     $  3,369
                                                         =======================     =========================

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

         Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to MoPSC Order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the nine months ended June 30, 2005 or the nine months ended June 30, 2004.

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

         Postretirement benefit costs for quarters ending June 30, 2005 and 2004 were $2.0 million. Postretirement benefit costs for the nine months ended June 30, 2005 were $6.0 million compared with $5.9 million for the same period last year. These costs include amounts capitalized with construction activities.

         Net periodic postretirement benefit costs consisted of the following components:

                                                           Three Months Ended          Nine Months Ended
                                                                June 30,                   June 30,
                                                         ------------------------    ---------------------
          (Thousands)                                          2005        2004          2005       2004
                                                               ----        ----          ----       ----
          Service cost - benefits earned
            during the period                                 $   845    $   794       $ 2,534     $2,381
          Interest cost on accumulated
            postretirement benefit obligation                     825        801         2,477      2,402
          Expected return on plan assets                         (318)      (209)         (955)      (627)
          Amortization of transition obligation                   144        264           433        794
          Amortization of prior service cost                       (8)        (8)          (24)       (24)
          Amortization of actuarial loss                          217        174           651        523
          Regulatory adjustment                                   295        165           885        494
                                                         ------------------------    ---------------------
          Net postretirement benefit cost                     $ 2,000    $ 1,981       $ 6,001     $5,943
                                                         ========================    =====================

         Pursuant to the Commission's Order in the Utility's 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gains or losses exceed 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

4. FINANCIAL INSTRUMENTS

         In the course of its business, Laclede Energy Resources (LER) enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2005, LER's open positions were not material to Laclede Group's financial position or results of operations.

         Settled and open futures positions were as follows at June 30, 2005:

                                                                                            Average
                                                                                MMBtu      Price per
                                                           Position Month    (millions)      MMBtu
                                                           --------------    ----------      -----
         Settled short futures positions                     July 2005           .14         $7.17

         Open short futures positions                       August 2005          .57         $7.02
                                                           September 2005        .04         $6.60
                                                            October 2005         .42         $6.95
                                                           November 2005         .35         $8.01
                                                           December 2005         .20         $7.35
                                                            January 2006         .25         $7.26
                                                           February 2006         .04         $7.23
                                                             April 2006          .03         $7.08

         Open long futures positions                       September 2005        .14         $5.05
                                                            October 2005         .30         $6.39


         The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income, a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $0.2 million of pre-tax net unrealized gains on cash flow hedging derivative instruments at June 30, 2005 will be reclassified into the Consolidated Statement of Income during fiscal 2005. The remainder, approximately $0.5 million pre-tax net unrealized losses, will be reclassified during fiscal 2006. The ineffective portions of these hedge instruments were not material for the periods presented, and such amounts are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5. INCOME TAXES

         Net provision for income taxes was as follows during the periods set forth below:

                                                       Three Months Ended          Nine Months Ended
                                                            June 30,                    June 30,
                                                     -----------------------    -------------------------
        (Thousands)                                       2005        2004           2005         2004
                                                          ----        ----           ----         ----
        Federal
          Current                                       $(2,416)    $(5,059)       $17,379       $11,314
          Deferred                                        4,691       6,905          3,470         9,091
        State and Local
          Current                                          (357)       (796)         2,888         1,907
          Deferred                                          870       1,142            755         1,462
                                                     -----------------------    -------------------------
              Total                                     $ 2,788     $ 2,192        $24,492       $23,774
                                                     =======================    =========================

6. OTHER INCOME AND INCOME DEDUCTIONS - NET

                                                              Three Months Ended         Nine Months Ended
                                                                   June 30,                  June 30,
                                                            -----------------------    ---------------------
        (Thousands)                                               2005       2004          2005       2004
                                                                  ----       ----          ----       ----
        Investment gains                                          $ 534      $   -        $  534     $1,947
        Allowance for funds used during construction                (17)       (33)          (66)       (94)
        Other income                                                643        310         1,736      1,201
        Other income deductions                                    (338)      (211)           98        402
                                                            -----------------------    ---------------------
        Other income and (income deductions)  - net               $ 822      $  66        $2,302     $3,456
                                                            =======================    =====================

         Laclede Gas recorded the receipt of proceeds totaling $1.9 million during the quarter ended March 31, 2004 related to its interest, as a policyholder, in the sale of a mutual insurance company. This represented an initial distribution relating to certain policies held by the Utility. A second distribution was recorded during the quarter ended June 30, 2005 totaling $0.5 million. Any subsequent distributions are not expected to have a material impact on the consolidated financial position or results of operations of the Company.

7. INFORMATION BY OPERATING SEGMENT

         The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. The Non-Regulated Services segment includes the results of SM&P, an underground facility locating and marking business operating in the midwestern states. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days' notice. Also, SM&P's customers are primarily in the utility and telecommunication sector and, as such, SM&P's results are influenced by construction seasonality and trends. The Non-Regulated Gas Marketing segment includes the results of LER. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.

                                                                       Non-
                                      Regulated         Non-        Regulated        Non-
                                         Gas         Regulated         Gas        Regulated
(Thousands)                          Distribution    Services       Marketing       Other      Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Three Months Ended
June 30, 2005
-------------
Revenues from external
  customers                            $  147,135       $44,980      $ 93,357       $   721       $     -     $  286,193
Intersegment revenues                      15,236           138         9,651           109             -         25,134
                                     ------------------------------------------------------------------------------------
Total operating revenues                  162,371        45,118       103,008           830             -        311,327
Net income (loss) applicable to
  common stock                              1,546         3,647           963           (58)            -          6,098
Total assets                            1,104,097        68,365        56,075        37,136       (25,699)     1,239,974

Nine Months Ended
June 30, 2005
-------------
Revenues from external
  customers                            $  862,015       $96,635      $314,162       $ 2,158       $     -     $1,274,970
Intersegment revenues                      26,605           275        23,632         4,885             -         55,397
                                     ------------------------------------------------------------------------------------
Total operating revenues                  888,620        96,910       337,794         7,043             -      1,330,367
Net income applicable to
  common stock                             39,162         1,728         4,183            85             -         45,158
Total assets                            1,104,097        68,365        56,075        37,136       (25,699)     1,239,974

Three Months Ended
June 30, 2004
-------------
Revenues from external
  customers                            $  125,477       $34,858      $ 76,757       $   804       $     -     $  237,896
Intersegment revenues                         393           115         3,718         2,938             -          7,164
                                     ------------------------------------------------------------------------------------
Total operating revenues                  125,870        34,973        80,475         3,742             -        245,060
Net income (loss) applicable to
  common stock                               (149)        2,686         1,171            39             -          3,747
Total assets                            1,071,350        59,393        46,578        35,663       (21,320)     1,191,664

Nine Months Ended
June 30, 2004
-------------
Revenues from external
  customers                            $  782,484       $69,524      $179,260       $ 2,548       $     -     $1,033,816
Intersegment revenues                       1,634           247        13,678         3,277             -         18,836
                                     ------------------------------------------------------------------------------------
Total operating revenues                  784,118        69,771       192,938         5,825             -      1,052,652
Net income (loss) applicable to
  common stock                             40,534        (1,512)        2,598           258             -         41,878
Total assets                            1,071,350        59,393        46,578        35,663       (21,320)     1,191,664


8. COMMITMENTS AND CONTINGENCIES

         Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company's or Laclede Gas' financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs.

         Environmental issues have arisen in the past, and may arise in the future, associated with sites formerly owned or operated by Laclede Gas and/or its predecessor companies, including facilities at which manufactured gas operations took place. Laclede Gas has been advised of the existence of three former manufactured gas plant ("MGP") sites that may require remediation and has worked with federal and state environmental regulators to address two of the three sites.

         With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of

June 30, 2005, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

         Laclede Gas enrolled a second former MGP site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. The City is exploring development options for the site. Laclede Gas also continues to evaluate options concerning this site. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting to be approximately $650,000. Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

         Laclede Gas has been advised that a third former MGP site may require remediation. Laclede Gas has not owned this site for many years. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.

         Cost incurred in connection with environmental matters are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' currently-effective rates. While the amount of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with state and federal regulators may not be significant, the amount of costs relative to future remedial actions regulators may require at the Shrewsbury site and at the other sites is unknown and may be material.

          Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the three MGP sites identified above. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. In June 2005, an outside consultant retained by Laclede Gas completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from the insurers to the Company of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor and remediate these MGP sites from $5.8 million to $36.3 million. This analysis is based upon currently available facts, existing technology and presently enacted laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final determination of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. As of the date of this report, Laclede Gas has recorded all such costs. However, it is possible that future events may require some level of additional remedial activities that, in turn, would require Laclede Gas to record additional costs.

         Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, potential liabilities associated with remediating the MGP sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas or the Company.

         On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. Laclede Gas appealed the MoPSC's decision through various courts ultimately resulting in the Commission's decision being vacated and set aside on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On April 7, 2005, the Commission issued its Order on Remand in which it reversed its April 29, 2003 decision and directed that Laclede Gas be permitted to retain the $4.9 million consistent with the appellate court opinion. The Commission's Order on Remand is now final and unappealable. The return of the pre-tax gains, however, was previously recorded as income in the 2002 fiscal year, so the decision had no effect on the financial position or results of operations of the Company.

         SM&P has been the subject of certain employment-related claims arising out of a practice that predated Laclede Group's acquisition of SM&P. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims have been asserted in various proceedings, including one "opt-in" collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a ruling on February 27, 2004 in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity, until June 7, 2004, to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the employees to whom notice was sent, 966 joined this lawsuit within the opt-in deadline established by the court. The substantial majority of the plaintiffs are former employees. A limited number of individuals have attempted to opt-in after the court's deadline, while simultaneously, a limited number of plaintiffs have withdrawn from participation after having opted into the lawsuit. SM&P is vigorously contesting these claims, including opposition to this case ultimately proceeding as a collective action. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

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

         On March 11, 2005, Laclede Gas signed a 15-year service agreement with Cellnet Technology, Inc., to install and operate an automated meter reading (AMR) system. Upon implementation, the Utility will pay Cellnet monthly for successful billing reads. AMR is designed to eliminate the need for Laclede, which has nearly 40 percent of its approximately 650,000 meters indoors, to gain physical access to meters in order to obtain monthly meter readings. Under the terms of the agreement, Cellnet will install and own the system as well as handle data collection, meter data delivery, and network operation and maintenance services. Installation of equipment on customer meters began in July 2005 and will take approximately two years to complete. The Cellnet AMR system employs a wireless fixed network with read devices that will be attached to existing Laclede Gas customer meters. Reads from each meter are transmitted to local network receivers and transferred to Laclede's customer billing system, resulting in the production of a timely, accurate bill.

         Laclede Group had guarantees totaling $9 million for performance and payment of certain wholesale gas supply purchases by Laclede Energy Resources, Inc. (the Company's non-utility marketing affiliate), as of June 30, 2005.

         SM&P has several operating leases, the aggregate annual cost of which is approximately $8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $20 million. No amounts have been recorded for these guarantees in the financial statements.



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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

The Laclede Group, Inc.'s (Laclede Group or the Company) earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri's largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility's earnings are generated primarily by the sale of heating energy, which historically has been heavily influenced by the weather. However, as part of the 2002 rate case settlement, the Utility initiated, effective November 9, 2002, an innovative weather mitigation rate design that lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility's earnings by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. Due to the material seasonal cycle of Laclede Gas, the accompanying interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarter of the fiscal year. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business whose operations tend to be counter-seasonal to those of Laclede Gas. Laclede Energy Resources, Inc. (LER) is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group's strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of the Laclede Group strategy. The Utility's distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 15,000-mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility's income from off-system sales remains subject to fluctuations in market conditions. Some of the factors impacting the level of off-system sales include the availability and cost of its natural gas supply, the weather in the Utility's service area, and the weather in other markets. When Laclede Gas' service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility's natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

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

Quarter Ended June 30, 2005
---------------------------

Overview - Net Income (Loss) by Operating Segment                   Quarter Ended
                                                                       June 30,
                                                              -------------------------
(millions, after-tax)                                              2005           2004
                                                                   ----           ----
Regulated Gas Distribution                                         $1.5           $(.2)
Non-Regulated Services                                              3.6            2.7
Non-Regulated Gas Marketing                                         1.0            1.2
Non-Regulated Other                                                   -              -
                                                              ----------    -----------
Net Income Applicable to Common Stock                              $6.1           $3.7
                                                              ==========    ===========

Laclede Group's net income applicable to common stock was $6.1 million for the quarter ended June 30, 2005, compared with $3.7 million for the quarter ended June 30, 2004. Basic and diluted earnings per share were $.29 for the quarter ended June 30, 2005, compared with basic and diluted earnings per share of $.19 for the quarter ended June 30, 2004. The $.10 increase in earnings per share was primarily due to improved results reported by the Utility and SM&P. Variations in net income were primarily attributable to the factors described below.

Utility earnings increased by $1.7 million for the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004. The increase in the Utility's earnings for the quarter was primarily attributable to the following factors, quantified on a pre-tax basis:

o the recovery of eligible costs incurred to build and maintain the Utility's distribution system through the implementation of Infrastructure System Replacement Surcharges effective June 10, 2004 and January 20, 2005 totaling $1.1 million;
o non-operating income that increased $0.7 million primarily due to the additional proceeds recorded in April 2005 totaling $0.5 million related to the Utility's interest, as a policyholder, in the sale of a mutual insurance company; and,
o higher income this year from off-system sales and capacity release totaling $0.4 million.

The non-regulated service segment reported income of $3.6 million during the quarter ended June 30, 2005 compared with $2.7 million for the same period last year. SM&P's improved results were primarily due to the attainment of additional business in both new and existing markets.

The non-regulated marketing segment's income decreased $0.2 million primarily due to lower sales margins, partially offset by higher sales volumes reported by LER.

Regulated Operating Revenues and Operating Expenses

Laclede Gas passes on to Utility customers (subject to prudence review) increases and decreases in the wholesale cost of natural gas in accordance with its Purchased Gas Adjustment (PGA) clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on net income.

Regulated operating revenues for the quarter ended June 30, 2005 were $162.4 million, or $36.5 million greater than the same period last year. Temperatures experienced in the Utility's service area during the quarter were 22% warmer than normal, but 6% colder than the same period last year. Total therms sold and transported were 188.4 million, an increase of 24.9 million, or 15.2%, above the quarter ended June 30, 2004. The increase in regulated operating revenues was primarily attributable to the following factors:

                                                                                                     Millions
                                                                                                   -------------
     Higher wholesale gas costs (passed on to Utility customers subject to
       prudence review by the MoPSC)                                                                     $ 13.7
     Higher off-system sales volumes, reflecting more favorable market conditions
       as described in greater detail in the Results of Operations                                         13.0
     Higher prices charged for off-system sales                                                             6.2
     Higher system sales volumes resulting from colder weather and other variations                         2.5
     Effect of the Infrastructure System Replacement Surcharges (ISRS)                                      1.1
                                                                                                   -------------
          Total Variation                                                                                $ 36.5
                                                                                                   =============

Regulated operating expenses for the quarter ended June 30, 2005 increased $35.6 million from the same quarter last year. Natural and propane gas expense increased $34.1 million from last year's level primarily attributable to higher rates charged by our suppliers and increased off-system gas expense. Other operation and maintenance expenses were essentially the same as last year. Taxes, other than income, increased $1.2 million, or 9.8%, primarily due to higher gross receipts taxes (reflecting increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenue for this quarter increased $10.1 million reflecting SM&P's attainment of additional business in both new and existing markets. The increase in non-regulated services operating expenses, totaling $8.6 million, was primarily attributable to charges associated with the new business. The underground facility locating industry remains competitive with many contracts subject to termination on as little as

30 days' notice. SM&P's customers are primarily in the utility and telecommunication sector and, as such, SM&P's results are influenced by construction seasonality and trends.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $22.5 million primarily due to higher sales prices by LER and increased sales volumes. The increase in non-regulated gas marketing operating expenses of $22.9 million was primarily associated with increased gas expense related to increased volumes purchased and higher prices.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues decreased $2.9 million primarily due to lower sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses decreased $2.7 million primarily due to lower expenses associated with decreased sales levels recorded by Laclede Pipeline Company.

Other Income and (Income Deductions) - Net

The $0.8 million increase in other income and income deductions - net was primarily attributable to the Utility's receipt of additional proceeds in April 2005 totaling $0.5 million related to its interest, as a policyholder, in the sale of a mutual insurance company.

Interest Charges

The $0.2 million decrease in interest charges was primarily due to lower interest on long-term debt due to the early redemption in June 2004 of $50 million principal amount of 6 5/8% First Mortgage Bonds and the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds, partially offset by the April 2004 issuance of $50 million principal amount of 5 1/2% First Mortgage Bonds and $100 million principal amount of 6% First Mortgage Bonds. This decrease in interest on long-term debt was partially offset by higher interest on short-term debt, mainly attributable to higher rates.

Income Taxes

The increase in income taxes was primarily attributable to higher pre-tax income.

Nine Months Ended June 30, 2005
-------------------------------

Overview - Net Income (Loss) by Operating Segment                Nine Months Ended
                                                                      June 30,
                                                              -------------------------
(millions, after-tax)                                             2005           2004
                                                                  ----           ----
Regulated Gas Distribution                                       $ 39.2         $ 40.5
Non-Regulated Services                                              1.7           (1.5)
Non-Regulated Gas Marketing                                         4.2            2.6
Non-Regulated Other                                                  .1             .3
                                                              ----------    -----------
Net Income Applicable to Common Stock                            $ 45.2         $ 41.9
                                                              ==========    ===========

Laclede Group's net income applicable to common stock was $45.2 million for the nine months ended June 30, 2005, compared with $41.9 million for the nine months ended June 30, 2004, reflecting improved results reported by SM&P and LER, partially offset by lower Utility earnings.

Basic and diluted earnings per share were $2.14 for the nine months ended June 30, 2005, compared with basic and diluted earnings per share of $2.16 reported for the same period last year. The decrease in earnings per share was due to an increase in the number of average shares outstanding this year, primarily attributable to the sale of 1.725 million shares of common stock in May 2004, partially offset by the effect of the higher net income.

Variations in net income were primarily attributable to the factors described below.

Utility earnings decreased by $1.3 million for the nine months ended June 30, 2005 compared with the same period last year. The decrease in the Utility's earnings for the nine-month period were primarily attributable to the following factors, quantified on a pre-tax basis:

o the net effect of lower system gas sales volumes totaling $2.1 million, primarily due to an unseasonably warm weather pattern in November;
o higher interest charges totaling $1.9 million, primarily due to the issuance of additional long-term debt;
o  increases in operation and maintenance expenses totaling $1.6 million;
o  a higher provision for uncollectible accounts totaling $1.6 million; and,
o non-operating income that decreased $1.2 million, primarily due to variations totaling $1.4 million in proceeds recorded year-to-year related to the Company's interest, as a policyholder, in the sale of a mutual insurance company.

These factors were partially offset by:

o the recovery of eligible costs incurred to build and maintain the Utility's distribution system through the implementation of Infrastructure System Replacement Surcharges effective June 10, 2004 and January 20, 2005 totaling $3.2 million; and,
o higher income this year from off-system sales and capacity release totaling $1.6 million.

The non-regulated service segment reported income of $1.7 million during the nine months ended June 30, 2005 compared with a loss for the same period last year totaling $1.5 million. The improved results were primarily due to SM&P's attainment of additional business in both new and existing markets. SM&P's improvement over the same period last year was also attributable in part to charges recorded last year associated with the employment-related litigation described in Note 8 to the Consolidated Financial Statements.

Income from the non-regulated marketing segment increased $1.6 million primarily due to higher sales volumes and increased margins by LER.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for the nine months ended June 30, 2005 were $888.6 million, or $104.5 million greater than the same period last year. Temperatures experienced in the Utility's service area during the nine months ended June 30, 2005 were 13% warmer than normal and essentially the same as the comparable period last year. Total therms sold and transported were 1,022.7 million, a decrease of 2.9 million, or 0.3%, below the nine months ended June 30, 2004. The increase in regulated operating revenues was primarily attributable to the following factors:

                                                                                                     Millions
                                                                                                   -------------
     Higher wholesale gas costs (passed on to Utility customers subject to
       prudence review by the MoPSC)                                                                    $  81.0
     Higher prices charged for off-system sales                                                            25.2
     Lower system sales volumes and other variations                                                      (22.6)
     Higher off-system sales volumes, reflecting more favorable market
       conditions as described in greater detail in the Results of Operations                              17.7
     Effect of the ISRS                                                                                     3.2
                                                                                                   -------------
          Total Variation                                                                               $ 104.5
                                                                                                   =============

Regulated operating expenses for the nine months ended June 30, 2005 increased $105.0 million from the same period last year. Natural and propane gas expense increased $98.2 million above last year's level primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower volumes purchased for sendout. Other operation and maintenance expenses increased $3.2 million, or 3.0%, primarily due to a higher provision for uncollectible accounts, increased insurance premiums and higher wage rates. These factors were partially offset by decreased group insurance charges, lower distribution charges and reduced pension costs. Taxes, other than income, increased $3.8 million, or 7.2%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenue for the nine months ended June 30, 2005 increased $27.1 million primarily due to SM&P's attainment of additional business in both new and existing markets. The increase in non-regulated services operating expenses totaling $21.9 million was primarily attributable to charges associated with the new business, partially offset by charges recorded during the same period last year attributable to the employment-related litigation, described in Note 8 to the Consolidated Financial Statements.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $144.9 million primarily due to higher volumes and increased sales prices by LER. The increase in non-regulated gas marketing operating expenses of $142.3 million was primarily associated with increased gas expense related to higher volumes purchased and increased prices.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues increased $1.2 million primarily due to higher sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses increased $1.5 million primarily due to higher expenses associated with increased sales levels recorded by Laclede Pipeline Company.

Other Income and (Income Deductions) - Net

The $1.2 million decrease in other income and income deductions - net was primarily attributable to the Utility's recognition of the receipt of proceeds totaling $1.9 million related to its interest, as a policyholder, in the sale of a mutual insurance company last year, partially offset by recognition of additional proceeds totaling $0.5 million received in April 2005.

Interest Charges

The $1.9 million increase in interest charges was primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million principal amount of 5 1/2% First Mortgage Bonds and $100 million principal amount of 6% First Mortgage Bonds, partially offset by the early redemption in June 2004 of $50 million principal amount of 6 5/8% First Mortgage Bonds and the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds. The increase in interest charges was also attributable to higher interest on short-term debt mainly attributable to higher rates, partially offset by reduced borrowings.

Income Taxes

The increase in income taxes was primarily attributable to higher pre-tax income.

Regulatory Matters
------------------

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous Order and Laclede Gas appealed this second Order to the Circuit Court. In 2002, the Circuit Court ruled that the MoPSC's second Order was lawful and reasonable, and Laclede Gas appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. On March 4, 2003 the Court of Appeals issued an opinion remanding the decision to the MoPSC based on the MoPSC's failure to support and explain its decision with adequate findings of fact. In May 2003, the Court of Appeals rejected the MoPSC's request that the Court reconsider its opinion or transfer this matter to the Missouri Supreme Court. On January 11, 2005, the Commission issued an Order ruling in favor of Laclede Gas on the depreciation issue. As a direct result of the Commission's Order ruling in favor of the Utility's position, Laclede Gas increased certain of its depreciation rates effective February 1, 2005 resulting in higher annual depreciation expense totaling $2.3 million, as it originally requested. That same Order also required that operating expenses related to actual removal costs, which the Utility began expensing as incurred during fiscal 2002 pursuant to a previous Commission Order, be reduced by $2.3 million annually. As such, there was no effect on net income, and the Commission's decision had no immediate effect on the Utility's recovery of depreciation expenses. However, the Utility expects that the Commission's confirmation of Laclede Gas' position on the proper method for calculating depreciation rates will result in increased cash flows from capital recovery in future rate cases.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. Laclede Gas appealed the MoPSC's decision through various courts ultimately resulting in the Commission's decision being vacated and set aside on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. On April 7, 2005, the Commission issued its Order on Remand in which it reversed its April 29, 2003 decision and directed that Laclede Gas be permitted to retain the $4.9 million consistent with the appellate court opinion. The Commission's Order on Remand is now final and unappealable. The return of the pre-tax gains, however, was previously recorded as income in the 2002 fiscal year, so the decision had no effect on the financial position or results of operations of the Company.

Laclede Gas filed its first Infrastructure System Replacement Surcharge
(ISRS) filing with the MoPSC on March 1, 2004 to increase revenues by approximately $3.86 million annually. The filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On June 1, 2004, the MoPSC approved a Stipulation and Agreement ("S&A") between Laclede Gas and the Staff of the Commission that provided for a $3.56 million annual surcharge effective June 10, 2004. Laclede Gas made its second ISRS filing on October 28, 2004 to increase revenues by approximately an additional $1.6 million annually. On January 4, 2005, the MoPSC approved a S&A between Laclede Gas and the Staff of the Commission that provided for a $1.42 million annual increase in ISRS revenues effective January 20, 2005. Laclede Gas made its third ISRS filing on April 4, 2005 to increase revenues by approximately an additional $1.3 million annually. On June 16, 2005, the MoPSC approved a S&A between Laclede Gas and the Staff of the Commission that provided for a $1.15 million annual increase in ISRS revenues effective July 1, 2005.

On February 18, 2005, Laclede Gas filed tariff sheets with the MoPSC requesting a general rate increase of approximately $34 million. If granted, customers' bills would increase by an average of 4.1%. Although the filing requested an annual increase of $39.0 million, as of the date of filing $5.0 million of that amount was already being billed to customers through the current ISRS, which would cease upon the effective date of new rate schedules approved by the MoPSC. The Company's filing also includes a proposal to modify the Company's gas supply incentive plan. On February 28, 2005, the MoPSC suspended implementation of the Company's proposed rates until January 2006. Formal hearings will be held in October 2005. Historically, the MoPSC has not granted Laclede Gas' rate increase requests in full.

On July 14, 2005, Governor Matt Blunt signed Senate Bill 179 into law. This law, which becomes effective January 1, 2006, authorizes the Missouri Public Service Commission to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules and regulations.


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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (123(R)), "Accounting for Stock-Based Compensation." This Statement is a revision to SFAS No. 123, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Company currently accounts for its Equity Incentive Plan in accordance with APB Opinion No. 25, and provides pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123. SFAS No. 123(R) was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) amended the compliance date to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company is currently evaluating the provisions of this Statement, which it plans to adopt effective October 1, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Laclede Gas does not expect adoption of this Statement to have a material effect on the financial position or results of operations of the Company.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," should be accounted for. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the provisions of this Interpretation.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in Opinion 20 for reporting the correction of an error and a change in accounting estimate. This Statement is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the provisions of this Statement.


FINANCIAL CONDITION

Credit Ratings
--------------

As of June 30, 2005, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility                            S&P            Moody's          Fitch
-----------------------------------------------------------------------------------------
Laclede Group Corporate Rating              A
Laclede Gas First Mortgage Bonds            A              A3               A+
Laclede Gas Commercial Paper                A-1            P-2
Trust Preferred Securities                  A-             Baa3             BBB+

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

Net cash provided by operating activities for the nine months ended June 30, 2005 was $102.9 million, a $27.7 million decrease, compared with the same period last year. The decrease in cash provided by operating activities was primarily attributable to the effects of changes in deferred purchased gas costs, partially offset by variations in the cost of natural gas storage inventories.

Net cash used in investing activities for the nine months ended June 30, 2005 was $45.0 million compared with $38.5 million for the nine months ended June 30, 2004. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $67.0 million for the nine months ended June 30, 2005 compared with $87.5 million for the nine months ended June 30, 2004. The variation primarily reflects a net reduction in the repayment of borrowings.

Liquidity and Capital Resources
-------------------------------

As indicated above, the Company's short-term borrowing requirements typically peak during colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.

Laclede Gas currently has lines of credit in place of $300 million, with $15 million expiring in April 2006 and $285 million expiring in September 2009. Short-term commercial paper borrowings outstanding at June 30, 2005 were $47.4 million at a weighted average interest rate of 3.3% per annum. Based on short-term borrowings at June 30, 2005, a change in interest rates of 100 basis points would increase or decrease Laclede Gas' pre-tax earnings and cash flows by approximately $0.5 million on an annual basis.

Most of Laclede Gas' lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) for a trailing twelve-month period to be at least 2.25 times interest expense. On June 30, 2005, total debt was 52% of total capitalization. For the twelve-months ending June 30, 2005, EBITDA was 3.49 times interest expense.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $120 million of debt securities remained registered and unissued as of June 30, 2005. The original MoPSC authorization for issuing securities registered on this Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt and equity securities and receive capital contributions through October 31, 2006. The remaining MoPSC authorization is $63.4 million, reflecting capital contributions that have been made by Laclede Group to Laclede Gas under this authority through June 2005. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

In April 2004, Laclede Gas issued $50 million principal amount of First Mortgage Bonds, 5 1/2% Series, due May 1, 2019, and $100 million principal amount of First Mortgage Bonds, 6% Series, due May 1, 2034. The net proceeds of approximately $147.9 million from this issuance were used to repay short-term debt and to call at par the $50 million principal amount of 6 5/8% Series First Mortgage Bonds in June 2004. The proceeds were also used to pay at maturity $25 million principal amount of 8 1/2% First Mortgage Bonds in November 2004. At June 30, 2005, Laclede Gas had fixed-rate long-term debt totaling $335 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of June 30, 2005. Laclede Group issued 1.725 million shares of common stock in May 2004 under this registration. The net proceeds of approximately $44.7 million from this sale were used to make a capital contribution to Laclede Gas. Laclede Gas used the contribution to reduce short-term borrowings and for general corporate purposes. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $20 million working capital line of credit obtained from U.S. Bank National Association, expiring in June 2006, to meet the short-term liquidity needs of its subsidiaries. This line of credit has a covenant limiting the total debt of Laclede Gas Company to no more than 70% of the Utility's total capitalization (as noted above, this ratio stood at 52% on June 30, 2005). This line has been used to provide letters of credit of $1.5 million on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. There was a maximum of $5.3 million outstanding during the quarter ending June 30, 2005, with no balance outstanding at the end of the quarter.

SM&P has several operating leases, the aggregate annual cost of which is approximately $8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $20 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $9 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2005.

Utility capital expenditures were $39.3 million for the nine months ended June 30, 2005, compared with $36.6 million for the same period last year. Non-utility capital expenditures were $5.2 million for the nine months ended June 30, 2005, compared with $1.0 million for the same period last year.

Consolidated capitalization at June 30, 2005, excluding current obligations of long-term debt and preferred stock, consisted of 53.0% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 6.4% long-term debt to unconsolidated affiliate trust and 40.5% Laclede Gas long-term debt.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas' sales affects the comparison of certain balance sheet items at June 30, 2005 and at September 30, 2004, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at June 30, 2004 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Contractual Obligations
-----------------------

As of June 30, 2005, Laclede Group had contractual obligations with payments due as summarized below (in millions):

                                                                    Payments due by period
                                                  ------------------------------------------------------------
                                                         Remaining      Fiscal       Fiscal       Fiscal Years
                                                        Fiscal Year     Years        Years         2010 and
      Contractual Obligations             Total            2005       2006-2007    2008-2009      thereafter
--------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                      $  826.7          $  2.1       $ 88.8       $ 80.9           $654.9
Capital Leases                                 -               -            -            -                -
Operating Leases (b)                        17.1             1.7          8.1          4.6              2.7
Purchase Obligations - Natural Gas (c)     412.5           149.6        243.1         12.6              7.2
Purchase Obligations - Other (d)           129.1             2.0         17.4         18.5             91.2
Other Long-Term Liabilities                    -               -            -            -                -
                                     -------------------------------------------------------------------------
Total (e)                               $1,385.4          $155.4       $357.4       $116.6           $756.0
                                     =========================================================================



(a) Long-term debt obligations reflect principal maturities and interest payments.
(b) Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.
(c) These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2005 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its Purchased Gas Adjustment Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments may be entered into during the heating season.
(d) These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e) Commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company does not expect to make any contributions to its qualified, trusteed pension plans in fiscal 2005. It anticipates Laclede Gas will make a $0.1 million contribution relative to its non-qualified pension plans during the remainder of fiscal 2005. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $1.9 million to the qualified trusts and $0.1 million directly to participants from Laclede Gas' funds during the rest of fiscal 2005. For further discussion of the Company's pension and postretirement benefit plans, refer to Note 3, Pensions and Other PostRetirement Benefits, of the Notes to Consolidated Financial Statements.


Market Risk
-----------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At June 30, 2005, the Utility held approximately 6.9 million MMBtu of futures contracts at an average price of $7.68 per MMBtu. Additionally, approximately 14.0 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2006.

In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At June 30, 2005, LER's open positions were not material to Laclede Group's financial position or results of operations.

Environmental Matters
---------------------

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company's or Laclede Gas' financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs.

Environmental issues have arisen in the past, and may arise in the future, associated with sites formerly owned or operated by Laclede Gas and/or its predecessor companies, including facilities at which manufactured gas operations took place. Laclede Gas has been advised of the existence of three former manufactured gas plant ("MGP") sites that may require remediation and has worked with federal and state environmental regulators to address two of the three sites.

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of June 30, 2005, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former MGP site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. The City is exploring development options for the site. Laclede Gas also continues to evaluate options concerning this site. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting to be approximately $650,000. Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs and one party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

Laclede Gas has been advised that a third former MGP site may require remediation. Laclede Gas has not owned this site for many years. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.

Cost incurred in connection with environmental matters are charged to expense or capitalized in accordance with generally accepted accounting principles. A predetermined level of expense is recovered through Laclede Gas' currently-effective rates. While the amount of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with state and federal regulators may not be significant, the amount of costs relative to future remedial actions regulators may require at the Shrewsbury site and at the other sites is unknown and may be material.

Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the three MGP sites identified above. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. In June 2005, an outside consultant retained by Laclede Gas completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from the insurers to the Company of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor and remediate these MGP sites from $5.8 million to $36.3 million. This analysis is based upon currently available facts, existing technology and presently enacted laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final determination of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. As of the date of this report, Laclede Gas has recorded all such costs. However, it is possible that future events may require some level of additional remedial activities that, in turn, would require Laclede Gas to record additional costs.

Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, potential liabilities associated with remediating the MGP sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas or the Company.


OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company's Management's Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations, page 30 of this report.


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

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For a description of environmental matters and legal proceedings, see Note 8 to the Consolidated Financial Statements on page 16. For a description of SM&P's employment-related litigation, see Note 8 to the Consolidated Financial Statements on page 17. For a description of pending regulatory matters of Laclede Gas, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, page 24 of this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In January 2005, the Board of Directors of Laclede Gas desired to sell shares to its sole shareholder, Laclede Group, at a price per share equal to book value. However, Laclede Gas is prohibited from issuing fractional shares, so the Board first authorized a stock dividend of ninety-nine shares of its common stock, par value $1.00 per share, on each outstanding share of its common stock to be paid on January 21, 2005 to increase its outstanding shares from 100 to 10,000. The retroactive effect of this stock dividend has been presented in the Balance Sheet. As such, $9,900 was transferred to common stock and paid-in capital from retained earnings, representing the aggregate par value of the shares issued under the stock dividend. All references to the number of shares have been restated from 100 shares to 10,000 shares to give retroactive effect to the stock dividend for all periods presented.

         The Board also approved, subsequent to the stock dividend, the sale of 31 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at December 31, 2004, as adjusted for the effect of the stock dividend described above. The proceeds from the sale, totaling approximately $1.1 million, were used to reduce short-term borrowings. On May 10, 2005 Laclede Gas sold 29 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at March 31, 2005. The proceeds from the sale, totaling $1.0 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.


Item 6. Exhibits

(a) See Exhibit Index

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                             The Laclede Group, Inc.



                                             By: /s/ Barry C. Cooper
                                                  ---------------------
Dated:  July 26, 2005                             Barry C. Cooper
        -------------------                       Chief Financial Officer
                                                  (Authorized Signatory and
                                                  Chief Financial Officer)

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                             Laclede Gas Company



                                             By: /s/ Barry C. Cooper
                                                  ---------------------
Dated:  July 26, 2005                             Barry C. Cooper
        -------------------                       Chief Financial Officer
                                                  (Authorized Signatory and
                                                  Chief Financial Officer)

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
--------

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