Form 10-Q/A
period 2005-03-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2005-11-17
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                              (AMENDMENT NO. 1)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2005
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------------------------------
Commission File Number          Exact Name of Registrant as                    State of Incorporation
                                Specified in its Charter and
                                Principal Office Address and
                                Telephone Number
--------------------------------------------------------------------------------------------------------
1-16681                         The Laclede Group, Inc.                        Missouri
                                720 Olive Street
                                St. Louis, MO 63101
                                314-342-0500
--------------------------------------------------------------------------------------------------------
1-1822                          Laclede Gas Company                            Missouri
                                720 Olive Street
                                St. Louis, MO 63101
                                314-342-0500
--------------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

        The Laclede Group, Inc.:  Yes  X    No
                                      ---      ---

        Laclede Gas Company:      Yes  X    No
                                      ---      ---

and (2) has been subject to such filing requirements for the past 90 days:

        The Laclede Group, Inc.:  Yes  X    No
                                      ---      ---

        Laclede Gas Company:      Yes  X    No
                                      ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

        The Laclede Group, Inc.:  Yes  X    No
                                      ---      ---

        Laclede Gas Company:      Yes       No  X
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                          Shares Outstanding At
      Registrant          Description of Common Stock         April 29, 2005
      ----------          ---------------------------     ---------------------
The Laclede Group, Inc.  Common Stock ($1.00 Par Value)         21,113,155
Laclede Gas Company      Common Stock ($1.00 Par Value)             10,031*

--------
* 100% owned by The Laclede Group, Inc.

                              EXPLANATORY NOTE
                              ----------------

This Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2005 is being filed by the Registrants solely for the purpose of amending
Item 6 of Part II to include certain exhibits to the Automated Meter Reading Services Agreement filed as Exhibit 10. 1. All other Items of the original filing on Form 10-Q for the quarterly period ended March 31, 2005 are unaffected by the changes described above and such items have not been included in this Amendment No. 1 on Form 10-Q/A.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

         (a) See Exhibit Index

                                 Signatures
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 17, 2005            The Laclede Group, Inc.


                                     By:  /s/ Barry C. Cooper
                                        ----------------------------------
                                         Barry C. Cooper
                                         Chief Financial Officer
                                         (Authorized Signatory and Chief
                                         Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 17, 2005            The Laclede Gas Company


                                     By:  /s/ Barry C. Cooper
                                        ----------------------------------
                                         Barry C. Cooper
                                         Chief Financial Officer
                                         (Authorized Signatory and Chief
                                         Financial Officer)

                              INDEX TO EXHIBITS

Exhibit
  No.
-------

10.1  -  Automated Meter Reading Services Agreement executed March 11,
         2005. Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

12    -  Ratio of Earnings to Fixed Charges.*

31    -  Certificates under Rule 13a-14(a) of the CEO and CFO of The
         Laclede Group, Inc. and Laclede Gas Company.

32    -  Section 1350 Certifications under Rule 13a-14(b) of the CEO and
         CFO of The Laclede Group, Inc. and Laclede Gas Company.

99.1 - Laclede Gas Company - Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Notes to Financial Statements.*

--------
* Previously filed on April 29, 2005