Form 10-K
period 2005-09-30
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2005-11-22
CIK 57183, 1126956

                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.


                                  FORM 10-K

                                ANNUAL REPORT




                For the Fiscal Year Ended September 30, 2005

                           THE LACLEDE GROUP, INC.

                             LACLEDE GAS COMPANY

                    720 Olive Street, St. Louis, MO 63101

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2005
OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________


    -----------------------------------------------------------------------------------------------------
    Commission File Number  Exact Name of Registrant as       States of              I.R.S.
                            Specified in its Charter and      Incorporation          Employer
                            Principal Office Address and                             ID
                            Telephone Number                                         Number
    -----------------------------------------------------------------------------------------------------
    1-16681                 The Laclede Group, Inc.           Missouri               74-2976504
                            720 Olive Street
                            St. Louis, MO 63101
                            314-342-0500
    -----------------------------------------------------------------------------------------------------
    1-1822                  Laclede Gas Company               Missouri               43-0368139
                            720 Olive Street
                            St. Louis, MO 63101
                            314-342-0500
    -----------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act (as of the date of this report)

    -----------------------------------------------------------------------------------------------------
    Name of Registrant                    Title of Each               Name of Each Exchange
                                          Class                       On Which Registered
    -----------------------------------------------------------------------------------------------------
    The Laclede Group, Inc.               Common Stock $1.00 par      New York Stock Exchange
                                          value
    -----------------------------------------------------------------------------------------------------
    The Laclede Group, Inc.               Preferred Share Purchase    New York Stock Exchange
                                          Rights
    -----------------------------------------------------------------------------------------------------
    Laclede Gas Company                   None

    -----------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),

         The Laclede Group, Inc.:             Yes   X            No
                                                  -----             -----


         Laclede Gas Company:                 Yes   X            No
                                                  -----             -----


(2) has been subject to such filing requirements for the past 90 days,

         The Laclede Group, Inc.:             Yes   X            No
                                                  -----             -----


         Laclede Gas Company:                 Yes   X            No
                                                  -----             -----

(3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

         The Laclede Group, Inc.:             Yes   X            No
                                                  -----             -----


         Laclede Gas Company:                 Yes                No   X
                                                  -----             -----


and (4) is a shell company (as defined in Rule 12b-2 of the Exchange Act):

         The Laclede Group, Inc.:             Yes                No   X
                                                  -----             -----


         Laclede Gas Company:                 Yes                No   X
                                                  -----             -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of The Laclede Group, Inc. amounted to $580,608,624 as of March 31, 2005.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                                                           Shares Outstanding At
 Registrant                          Description of Common Stock             October 31, 2005
-------------                       ------------------------------       --------------------------
The Laclede Group, Inc.             Common Stock ($1.00 Par Value)              21,198,995

Laclede Gas Company                 Common Stock ($1.00 Par Value)                  10,089 *

*  100% owned by The Laclede Group, Inc.

Incorporated by Reference:           Form 10-K Part III
         Proxy Statement dated December 21, 2005**
         Index to Exhibits is found on page 69.

**The information under the captions "Compensation Committee Report Regarding Executive Compensation," "Performance Graph" and "Audit Committee Report" of the Proxy Statement are NOT incorporated by reference.

                                             TABLE OF CONTENTS

                                                                                                        Page
PART I
Item 1            Business.................................................................................5
Item 2            Properties..............................................................................10
Item 3            Legal Proceedings.......................................................................10
Item 4            Submission of Matters to a Vote of Security Holders.....................................10

Executive Officers of the Registrants (Item 401(b) of Regulation S-K).....................................11

PART II
Item 5            Market for Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchases of Equity Securities..............................14
Item 6            Selected Financial Data.................................................................15
Item 7            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................17
Item 7A           Quantitative and Qualitative Disclosures About Market Risk..............................30
Item 8            Financial Statements and Supplementary Data.............................................31
Item 9            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................61
Item 9A           Controls and Procedures.................................................................61
Item 9B           Other Information ......................................................................61

PART III
Item 10           Directors and Executive Officers of the Registrants.....................................62
Item 11           Executive Compensation..................................................................62
Item 12           Security Ownership of Certain Beneficial Owners and
                           Management and Related Stockholder Matters ....................................62
Item 13           Certain Relationships and Related Transactions..........................................63
Item 14           Principal Accounting Fees and Services..................................................63

PART IV
Item 15           Exhibits, Financial Statement Schedules.................................................64

SIGNATURES................................................................................................65

FINANCIAL STATEMENT SCHEDULES.............................................................................67

INDEX TO EXHIBITS.........................................................................................69


Note: Laclede Gas Company Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Notes to Financial Statements, Management Report on Internal Control over Financial Reporting, and Reports of Independent Registered Public Accounting Firm are included as Exhibit 99.1.

                                   Part I

Item 1.  Business

The Laclede Group, Inc. (Laclede Group or the Company) is an exempt public utility holding company formed through a corporate restructuring that became effective October 1, 2001. Laclede Group is committed to providing reliable natural gas service through its regulated core utility operations while developing a presence in non-regulated activities that provide opportunities for sustainable growth. Its primary subsidiary, Laclede Gas Company (Laclede Gas or the Utility), is the largest natural gas distribution utility in Missouri, serving approximately 630,000 residential, commercial, and industrial customers in St. Louis and surrounding counties of eastern Missouri. SM&P Utility Resources, Inc. (SM&P), one of the nation's major underground locating and marking service businesses, is headquartered in Carmel, Indiana and is a wholly owned subsidiary of Laclede Group. Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary, is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of revenues.

Operating revenues contributed by each segment for the last three fiscal years are as follows:

                                                              2005                 2004                 2003
                                                 ------------------------------------------------------------
      Regulated Gas Distribution                        $  978,195           $  868,905           $  774,772
      Non-Regulated Services                               141,478              104,239              100,168
      Non-Regulated Gas Marketing                          469,559              270,328              163,861
      Non-Regulated Other                                    7,800                6,848               11,529
                                                 ------------------------------------------------------------
      Total Operating Revenues                          $1,597,032           $1,250,320           $1,050,330
                                                 ============================================================

The Consolidated Financial Statements included in this report present the consolidated financial position, results of operations and cash flows of Laclede Group. The financial statements, notes to financial statements, and management's discussion and analysis for Laclede Gas are included in this report as Exhibit 99.1.

The following chart illustrates the organization structure of The Laclede Group, Inc. at September 30, 2005:

                                         Organization Structure

                                                --------------

                                                 The Laclede
                                                 Group, Inc.

                                                --------------
                                                       |
                                                       |
                -----------------------------------------------------------------------------
                |                   |                  |                  |                 |
                |                   |                  |                  |                 |
       ------------------   ----------------    --------------    ----------------    --------------
                                  SM&P              Laclede            Laclede           Laclede
          Laclede Gas           Utility           Investment         Development         Pipeline
            Company            Resources,            LLC               Company           Company
                                  Inc.
       ------------------   ----------------    --------------    ----------------    --------------
                                                       |                  |
                                                       |                  |
                                                --------------    ----------------
                                                    Laclede
                                                    Energy             Laclede
                                                   Resources,       Venture Corp.
                                                     Inc.
                                                --------------    ----------------
                                                       |
                                                       |
                                                --------------
                                                  Laclede Gas
                                                    Family
                                                   Services,
                                                     Inc.
                                                --------------


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

NATURAL GAS SUPPLY

During the past year, Laclede Gas structured its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement the Utility's regionally diverse firm transportation arrangements.

Laclede Gas' fundamental gas supply strategy remains unchanged: to meet the two-fold objective of 1) ensuring that the gas supplies we acquire are dependable and will be delivered when needed and, 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring our natural gas supply portfolio, we continue to focus on natural gas assets that are strategically positioned to meet the gas company's primary objectives. We typically utilize both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials, as well as protects against the potential of regional supply disruptions. During fiscal 2005, in order to take advantage of the favorable Mid-Continent price differential, the Utility shifted all its supply commitments under Gulf Coast supply arrangements to the Mid-Continent region for the summer period. In addition to lowering gas cost for its customers, this effort avoided delivery interruptions related to Hurricanes Katrina and Rita.

In fiscal 2005, Laclede Gas purchased natural gas from 16 different suppliers to meet current gas sales and storage injection requirements. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 56.6 billion cubic feet (Bcf). Our Utility also holds firm transportation on several interstate pipeline systems that access our gas supplies upstream of MRT. An additional 10.8 Bcf of gas was purchased on the Southern Star Central Pipeline system, and 8.2 Bcf on the Panhandle Eastern Pipe Line Company system. Some of our commercial and industrial customers continue to purchase their own gas and delivered to us approximately 19.2 Bcf of gas for transportation to them through our distribution system.

The fiscal 2005 peak day sendout of natural gas to our utility customers occurred on December 22, 2004, when the average temperature was 16 degrees Fahrenheit. On that day, our customers consumed .893 Bcf of natural gas. Approximately eighty-five percent of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star Central Pipeline systems, and the other fifteen percent was met from the Utility's on-system storage and peak shaving resources.


UNDERGROUND NATURAL GAS STORAGE

Laclede Gas has a contractual right to store approximately 23.1 Bcf of gas in MRT's storage facility located in Unionville, Louisiana. MRT's tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15.

In addition, Laclede Gas supplements flowing pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide .357 Bcf of natural gas withdrawals on a peak day and annual withdrawals of approximately 5.5 Bcf of gas based on the inventory level that Laclede plans to maintain.


PROPANE SUPPLY

Laclede Pipeline Company, a wholly owned subsidiary, operates a propane pipeline that connects the propane storage and vaporization facilities of Laclede Gas to third-party propane supply terminal facilities located in Illinois. Laclede Gas vaporizes the propane to supplement its natural gas supply and meet peak demands on its distribution system.


REGULATORY MATTERS

On October 28, 2004, Laclede Gas made its second Infrastructure System Replacement Surcharge (ISRS) filing pursuant to legislation actively promoted by the Utility and enacted in 2003 that, among other things, allows Missouri gas utilities to adjust their rates up to twice per year to recover the depreciation, property taxes, and rate of return on facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On January 4, 2005, the Missouri Public Service Commission (MoPSC or Commission) approved a Stipulation and Agreement (S&A) between Laclede Gas and the Staff of the MoPSC that provided for a $1.4 million annual increase in ISRS revenues effective January 20, 2005. On April 4, 2005 Laclede Gas made its third ISRS filing, and on June 16, 2005, the MoPSC approved an S&A between Laclede Gas and the MoPSC

Staff that provided for a $1.1 million annual increase in ISRS revenues effective July 1, 2005. As of July 1, 2005, Laclede Gas' ISRS totaled $6.1 million annually.

On January 11, 2005, the MoPSC issued an Order ruling in favor of Laclede Gas following the Utility's successful appeal of the MoPSC's decision in its 1999 rate case relative to the method for calculating Laclede Gas' depreciation rates. As a direct result of the MoPSC 's Order, Laclede Gas increased certain of its depreciation rates effective February 1, 2005, resulting in higher annual depreciation expense totaling $2.3 million, as it had originally requested in that proceeding. At Laclede Gas' request, the MoPSC's Order also required an offsetting adjustment reducing the Utility's operating expenses related to actual removal costs. As a result, the Commission's Order had no effect on Laclede Gas' net income during fiscal 2005. However, as discussed below, the Commission's decision on depreciation was fully implemented in the Utility's 2005 general rate case, resulting in increased cash flow.

On February 18, 2005, Laclede Gas filed tariff sheets with the MoPSC requesting a general rate increase of approximately $34 million. Although the filing requested an annual increase of $39.0 million, as of the date of filing $5.0 million of that amount was already being billed to customers through the current ISRS, which would cease upon the effective date of new rate schedules approved by the MoPSC. On August 31, 2005, Laclede and several parties to the rate proceeding filed an S&A that resolved all issues in the rate case. The MoPSC approved the S&A on September 30, 2005, to be effective October 1, 2005.

The approved S&A provided for an increase in base rates for the Utility of $10.5 million, $6.1 million of which was already being billed to customers under the ISRS, resulting in a $4.4 million net increase compared to the Utility's previous rates. In addition, the approved S&A provided that Laclede's Purchased Gas Adjustment (PGA) rates would be increased by $4.1 million to recover the costs Laclede incurs to finance its investment in gas supplies that it injects underground in the summer for sale during the winter. Together, the base and PGA rate increases raised the Utility's rates by $8.5 million annually, net of the ISRS (which by law was to be reset to zero effective upon implementation of the new rates).

Under the approved settlement, Laclede will contribute approximately $1 million annually to fund a new low-income energy assistance program to help the Utility's most vulnerable customers with their utility bills in exchange for their commitment to conserve energy and improve their payment performance, and will increase the funding for the Utility's existing low-income weatherization program from $0.3 million to $0.5 million annually. Laclede will also contribute $0.3 million annually to fund an expansion of the number and size of various energy efficiency programs that customers can use to reduce consumption of natural gas and save on their utility bills. The settlement approved by the Commission also allows Laclede Gas to retain certain revenues it realizes from the release of pipeline capacity and the sale of gas to off-system customers; provides the Utility an opportunity to retain a portion of any savings it is able to achieve in connection with the procurement of gas supplies and related financial hedging instruments; continues its present weather mitigation rate design; and fully implements Laclede Gas' depreciation method, which was affirmed by the Commission in January 2005.

On March 1, 2005, the Missouri Court of Appeals for the Western District affirmed the decision of the Cole County Circuit Court that had vacated the MoPSC's April 2003 decision to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its former incentive-based Price Stabilization Program. The Court of Appeals remanded the case to the Cole County Circuit Court, with instructions to remand the case to the MoPSC for further proceedings consistent with the Court of Appeals' opinion. On April 7, 2005, the MoPSC issued its Order on Remand reversing its April 29, 2003 decision and directing that the Utility be permitted to retain the $4.9 million consistent with the Court of Appeals opinion.

On July 14, 2005, Missouri Governor Matt Blunt signed a bill into law that allows Missouri gas utilities to adjust their rates periodically outside of general rate proceedings to recover costs incurred to comply with environmental laws, regulations and rules and to reflect the non-gas revenue effects of increases or decreases in residential and commercial customer usage due to weather and conservation. Laclede Gas played an active role in the passage of this legislation. The MoPSC rules to implement such legislation are not yet in place, but this legislation is important because, prior to its enactment, there was no opportunity to adjust rates to account for the effects of such items. Upon implementation, the timing of these rate adjustments will be more closely linked to these underlying cost or usage changes.

On October 21, 2005, Laclede Gas filed an application requesting authority for the purchase of certain assets of Fidelity Natural Gas, Inc., located in Sullivan, Missouri. The purchase, contingent on the approval of the MoPSC as well as other conditions, will add approximately 1,300 natural gas customers to Laclede Gas' service area. The Utility expects to complete the purchase in early 2006.

OTHER PERTINENT MATTERS

During fiscal year 2005, Laclede Group issued 131,144 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 59,700 shares of common stock under its Equity Incentive Plan. In May 2004, Laclede Group issued 1.725 million shares of common stock through a public offering. The net proceeds of the offering were approximately $44.7 million. Also during fiscal year 2004, Laclede Group issued 138,213 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 35,550 shares of common stock under its Equity Incentive Plan.

                                    *****

The business of Laclede Gas is subject to seasonal fluctuations with the peak period occurring in the winter season. The operations of SM&P tend to be counter-seasonal to those of Laclede Gas and are impacted by construction trends. SM&P's revenues are dependent on a limited number of customers, primarily in the utility and telecommunications sector, with contracts that may be terminated on as short as 30 days notice.

                                    *****

As of September 30, 2005, Laclede Gas had 1,933 employees, including 13 part-time employees. SM&P had 1,881 employees, including 11 part-time employees.

                          *****     *****     *****

Regulated Operations:

Laclede Gas had a labor agreement that expired July 31, 2004 with Locals 5-6 and 5-194 of the Paper, Allied Industrial, Chemical & Energy Workers International Union, two locals that represent approximately 74% of Laclede Gas' employees. On August 16, 2004, Laclede Gas and Union representatives reached a new four-year labor agreement replacing the prior agreement. The new contract applies through July 31, 2008.

Missouri Natural Gas Division of Laclede Gas had a labor agreement that expired April 15, 2005 with Local 5-884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, that represents approximately 5% of Laclede Gas' employees. On April 18, 2005, Missouri Natural Gas and Union representatives reached a new four-year agreement replacing the prior agreement. The new contract applies through April 15, 2009.

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

Laclede Gas' residential, commercial, and small industrial markets represent more than 80% of the Utility's revenue. Given the current adequate level of supply, Laclede Gas believes that the relationship between competitive equipment and operating costs will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas.

In the new multi-family and commercial rental markets, Laclede Gas' competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems has contained the growth of these alternatives. Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown St. Louis area heating users. Laclede Gas offers gas transportation service to its large user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which Laclede Gas would have received under its regular sales rates. The availability of gas transportation service and historically favorable spot market prices for natural gas may even encourage these types of customers to maintain or expand operations in Laclede Gas' service area.

                                    *****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company's financial position and results of operations. For a detailed discussion of environmental matters, see Note 15 in the Notes to the Consolidated Financial Statements on page 58.

                                    *****

Customers and revenues contributed by each class of customers of Laclede Gas for the last three fiscal years are as follows:

     Regulated Gas Distribution Operating Revenues $(000)

                                                              2005                 2004                 2003
                                                 ------------------------------------------------------------
      Residential                                         $586,227             $543,996             $502,071
      Commercial & Industrial                              223,446              202,183              188,688
      Interruptible                                          3,688                3,206                2,744
      Transportation                                        14,726               14,523               15,503
      Off-System and Other Incentive                       144,195               99,152               60,609
      Provision for Refunds and Other                        5,913                5,845                5,157
                                                 ------------------------------------------------------------
         Total                                            $978,195             $868,905             $774,772
                                                 ============================================================

     Customers (End of Period)

                                                              2005                 2004                 2003
                                                 ------------------------------------------------------------
      Residential                                          589,082              591,547              590,785
      Commercial & Industrial                               40,474               40,417               40,166
      Interruptible                                             16                   16                   16
      Transportation                                           150                  151                  154
                                                 ------------------------------------------------------------
         Total Customers                                   629,722              632,131              631,121
                                                 ============================================================

Laclede Gas has franchises having initial terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. The franchise in Florissant, Missouri expired in 1992 and since that time Laclede Gas has continued to provide service in that community without a formal franchise. The franchise in University City, Missouri expired in October 2005, and is in the process of renewal. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas' current public utility business in the State of Missouri.

                          *****     *****     *****

Non-Regulated Services:
-----------------------

SM&P, a wholly owned subsidiary of Laclede Group, is one of the nation's major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, operates across the nine-state footprint from Michigan to Texas. Locating technicians mark the placement of underground facilities for providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. SM&P's earnings not only diversify Laclede Group's earnings but also are counter-seasonal to those of Laclede Gas.

                          *****     *****     *****

Non-Regulated Gas Marketing:
----------------------------

Laclede Energy Resources, Inc., a wholly owned subsidiary of Laclede Investment LLC, is engaged in non-regulated efforts to market natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas' traditional service area, and related activities.

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


Item 2.  Properties

The principal utility properties of Laclede Gas consist of more than 16,000 miles of gas main and related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas' utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration and the general office building. The current lease on the general office building extends through February 2010 with options to renew for up to 10 additional years.

For further information on Laclede Gas' leases and for information on SM&P's lease obligations, see Note 15 to the Consolidated Financial Statements on page 58.

Other non-regulated properties of Laclede Group do not constitute a significant portion of its properties.


Item 3.  Legal Proceedings

For a description of environmental matters, see Note 15 to the Consolidated Financial Statements on page 58. For a description of pending regulatory matters of Laclede Gas, see Part I, Item 1, Business, Regulatory Matters on page 6. For a description of SM&P's employment-related litigation, see
Note 15 to the Consolidated Financial Statements on page 59.

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


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

EXECUTIVE OFFICERS OF REGISTRANTS - Listed below are executive officers of Laclede Group and Laclede Gas as defined by the Securities and Exchange Commission. Their ages, at September 30, 2005, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *                        Appointed (1)


D. H. Yaeger, Age 56
  Laclede Group
  -------------
  Chairman, President and Chief Executive Officer             October 2000

  Laclede Gas
  ------------
  Chairman, President and Chief Executive Officer             January 1999
  President and Chief Executive Officer                       January 1999

  SM&P
  -----
  Chief Executive Officer                                     January 2002

  LER
  ----
  President                                                   January 1999

K. J. Neises, Age 64
  Laclede Gas
  -----------
  Executive Vice President - Energy and
    Administrative Services                                   January 2002
  Senior Vice President - Energy and
    Administrative Services                                   March 1998

  LER
  ----
  Vice President                                              February 2002

R. E. Shively, Age 43
  Laclede Gas
  ------------
  Senior Vice President - Business and Services
    Development (2)                                           January 2001

  SM&P
  -----
  President                                                   March 2002

B. C. Cooper, Age 46
  Laclede Group
  --------------
  Chief Financial Officer (3)                                 September 2002

  Laclede Gas
  ------------
  Chief Financial Officer                                     September 2002

  LER
  ----
  Vice President                                              October 2002

M. C. Darrell, Age 47
  Laclede Group
  --------------
  General Counsel (4)                                         May 2004

  Laclede Gas
  ------------
  General Counsel                                             May 2004

M. C. Pendergast, Age 49
  Laclede Gas
  ------------
  Vice President - Associate General Counsel                  January 2002
  Assistant Vice President - Associate General Counsel        January 2000

M. R. Spotanski, Age 45
  Laclede Gas
  ------------
  Vice President - Finance                                    January 2001
  Assistant Vice President - Finance                          January 2000

M. D. Waltermire, Age 47
  Laclede Gas
  ------------
  Vice President - Operations & Marketing                     April 2003
  Vice President - Operations & Marketing Planning            February 2003
  Assistant Vice President - Planning                         May 2001
  (Director - Internal Audit)                                 January 1996

J. A. Fallert, Age 50
  Laclede Gas
  ------------
  Controller                                                  February 1998

M. C. Kullman, Age 45
  Laclede Group
  --------------
  Chief Governance Officer and Corporate Secretary            February 2004
  Corporate Secretary                                         October 2000

  Laclede Gas
  ------------
  Secretary and Associate General Counsel                     February 2001
  Secretary and Associate Counsel                             February 1998

  SM&P
  -----
  Secretary                                                   January 2002

  LER
  ----
  Secretary                                                   February 1998

R. A. Skau, Age 48
  Laclede Gas
  ------------
  Vice President - Human Resources                            February 2004
  Assistant Vice President - Human Resources                  September 2001
  (Director, Labor Relations)                                 February 1999

*The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.
( ) Indicates a non-officer position.
(1) (1) Officers of Laclede are normally reappointed at the Annual Meeting of the board of directors in January of each year to serve at the pleasure of the board of directors for the ensuing year and until their successors are elected and qualify.
(2) Mr. Shively was a principal in the Atlanta office of Scott Madden & Associates since December 1994.
(3) Mr. Cooper served as Vice President of Finance at GenAmerica Corporation since 2000, and prior to that he was Vice President/Controller from 1999 through 2000 and Second Vice President/Associate Controller from 1995 through 1999. Before joining GenAmerica Corporation, he was with KPMG Peat Marwick LLP.
(4) Mr. Darrell served as Assistant General Counsel for NiSource, Inc. since 2002. Prior to that he was Executive Vice President and Chief Executive Office in 2001 and General Counsel from 1997 through 2000 at Columbia Gas of Virginia.

                                   Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Laclede Group's common stock trades on The New York Stock Exchange
(NYSE) under the symbol "LG". The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

                                           Fiscal 2005                        Fiscal 2004
                                      High              Low              High              Low
------------------------------------------------------------------------------------------------------
1st Quarter                           32.50            29.00            30.00             27.20
2nd Quarter                           32.80            28.58            31.87             28.26
3rd Quarter                           32.00            26.90            31.35             26.05
4th Quarter                           34.31            30.40            29.35             26.31

The number of holders of record as of September 30, 2005 was 6,268.

Dividends declared on the common stock for the two most recent fiscal years were:

                                      Fiscal 2005             Fiscal 2004
--------------------------------------------------------------------------------
1st Quarter                              $.340                   $.335
2nd Quarter                              $.345                   $.340
3rd Quarter                              $.345                   $.340
4th Quarter                              $.345                   $.340


For disclosures relating to securities authorized for issuance under equity compensation plans, please see Item 12, page 62.

In January 2005, the board of directors of Laclede Gas desired to sell shares to its sole shareholder, Laclede Group, at a price per share equal to book value. However, Laclede Gas is prohibited from issuing fractional shares, so the board first authorized a stock dividend of ninety-nine shares of its common stock, par value $1.00 per share, on each outstanding share of its common stock to be paid on January 21, 2005, to increase its outstanding shares from 100 to 10,000. The retroactive effect of this stock dividend has been presented in the Balance Sheets. As such, $9,900 was transferred to common stock and paid-in capital from retained earnings, representing the aggregate par value of the shares issued under the stock dividend. All references to the number of shares have been restated from 100 shares to 10,000 shares to give retroactive effect to the stock dividend for all periods presented.

The board also approved, subsequent to the stock dividend, the sale of 31 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at December 31, 2004, as adjusted for the effect of the stock dividend described above. The proceeds from the sale, totaling approximately $1.1 million, were used to reduce short-term borrowings. On May 10, 2005, Laclede Gas sold 29 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at March 31, 2005. The proceeds from the sale, totaling $1.0 million, were used to reduce short-term borrowings. On August 15, 2005, Laclede Gas sold 29 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at June 30, 2005. The proceeds from the sale, totaling $1.0 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data



The Laclede Group, Inc.


                                                               Fiscal Years Ended September 30
                                                 -------------------------------------------------------------
(Thousands, Except Per Share Amounts)                 2005        2004        2003       2002(a)       2001
                                                 -------------------------------------------------------------
Summary of Operations
Operating Revenues:
 Regulated
  Gas distribution                                $  978,195  $  868,905  $  774,772   $  592,097  $  923,242
 Non-Regulated
  Services                                           141,478     104,239     100,168       94,116           -
  Gas marketing                                      469,559     270,328     163,861       64,798      69,455
  Other                                                7,800       6,848      11,529        4,228       9,412
                                                 -------------------------------------------------------------
     Total Operating Revenues                      1,597,032   1,250,320   1,050,330      755,239   1,002,109
                                                 -------------------------------------------------------------

Operating Expenses:
 Regulated
  Natural and propane gas                            676,931     575,691     483,742      340,045     640,006
  Other operation expenses                           125,364     121,596     118,550      106,027     101,915
  Maintenance                                         19,226      18,705      18,759       17,813      19,262
  Depreciation and amortization                       23,036      22,385      22,229       24,215      26,193
  Taxes, other than income taxes                      62,859      60,077      56,102       48,342      65,062
                                                 -------------------------------------------------------------
      Total regulated operating expenses             907,416     798,454     699,382      536,442     852,438
 Non-Regulated
  Services                                           129,636      99,511     102,093       90,771           -
  Gas marketing                                      462,348     265,394     159,105       64,042      68,338
  Other                                                7,803       6,400      10,615        4,222       9,008
                                                 -------------------------------------------------------------
      Total Operating Expenses                     1,507,203   1,169,759     971,195      695,477     929,784
                                                 -------------------------------------------------------------
Operating Income                                      89,829      80,561      79,135       59,762      72,325
                                                 -------------------------------------------------------------
Allowance for Funds Used During Construction            (100)       (123)       (107)        (149)        749
                                                 -------------------------------------------------------------
Other Income and (Income Deductions) - Net             1,706       3,758       1,242          827         668
                                                 -------------------------------------------------------------
Interest Charges:
 Interest on long-term debt                           22,835      22,010      20,169       20,820      18,372
 Interest on long-term debt to unconsolidated
  affiliate trust                                      3,573       3,573       2,828            -           -
 Other interest charges                                4,141       3,231       3,974        4,989      10,067
                                                 -------------------------------------------------------------
      Total Interest Charges                          30,549      28,814      26,971       25,809      28,439
                                                 -------------------------------------------------------------
Income Before Income Taxes                            60,886      55,382      53,299       34,631      45,303
Income Tax Expense                                    20,761      19,264      18,652       12,247      14,831
                                                 -------------------------------------------------------------
Net Income                                            40,125      36,118      34,647       22,384      30,472
Dividends on Redeemable Preferred
 Stock - Laclede Gas                                      55          62          62           68          87
                                                 -------------------------------------------------------------
Net Income Applicable to
 Common Stock                                     $   40,070  $   36,056  $   34,585   $   22,316  $   30,385
                                                 =============================================================

Basic Earnings Per Share of Common
 Stock                                                 $1.90       $1.82       $1.82        $1.18       $1.61
                                                 =============================================================

Diluted Earnings Per Share of Common
 Stock                                                 $1.90       $1.82       $1.82        $1.18       $1.61
                                                 =============================================================








Item 6.  Selected Financial Data (continued)



The Laclede Group, Inc.


                                                              Fiscal Years Ended September 30
                                                ------------------------------------------------------------
(Thousands, Except Per Share Amounts)                2005         2004        2003     2002 (a)      2001
                                                ------------------------------------------------------------
Dividends Declared -
 Common Stock                                    $   29,002  $   27,183  $   25,492  $   25,311  $   25,296
Dividends Declared Per
 Share of Common Stock                               $1.375      $1.355       $1.34       $1.34       $1.34

Utility Plant
 Gross Plant - End of Period                     $1,105,733  $1,070,522  $1,030,665  $  988,747  $  949,775
 Net Plant - End of Period                          679,453     646,875     621,247     594,376     569,640
 Capital Expenditures                                54,621      49,130      49,926      48,765      46,952
 Property Retirements                                19,410       9,276       8,007       9,769      13,141
Goodwill - End of Period                             28,124      28,124      28,124      27,455           -
Non-Utility Property                                 11,791      10,038      11,661      14,897       4,133
Other Investments                                    37,825      36,044      34,337      32,089      28,760
Total Assets - End of Period                     $1,385,073  $1,265,295  $1,202,798  $1,090,990  $  975,910

Capitalization - End of Period
 Common Stock and Paid-In Capital                $  142,677  $  137,039  $   87,542  $   83,588  $  106,590
 Retained Earnings                                  231,551     220,483     211,610     202,517     205,512
 Accumulated Other Comprehensive
  Loss                                               (7,703)     (1,607)        (80)       (339)          -
 Treasury Stock                                           -           -           -           -     (24,017)
                                                -------------------------------------------------------------
       Common Stock Equity                          366,525     355,915     299,072     285,766     288,085
 Redeemable Preferred Stock - Laclede Gas               948       1,108       1,258       1,266       1,588
 Long-Term Debt to Unconsolidated Affiliate
  Trust                                              46,400      46,400      46,400           -           -
 Long-Term Debt - Laclede Gas                       294,033     333,936     259,625     259,545     284,459
                                                ------------------------------------------------------------
       Total Capitalization                      $  707,906  $  737,359  $  606,355  $  546,577  $  574,132
                                                ============================================================

Shares of Common Stock
 Outstanding - End of Period                         21,172      20,981      19,082      18,921      18,878
Book Value Per Share - End of Period                 $17.31      $16.96      $15.67      $15.10      $15.26




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

RESULTS OF OPERATIONS

Laclede Group's earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri's largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility's earnings are primarily generated by the sale of heating energy, which historically had been heavily influenced by the weather. However, as part of the 2002 rate case settlement, the Utility initiated, effective November 9, 2002, an innovative weather mitigation rate design that lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility's earnings by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility's earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas. Laclede Energy Resources, Inc.
(LER), is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group's strategy continues to include efforts to stabilize and improve performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of the Laclede Group strategy. The Utility's distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000-mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility's income from off-system sales remains subject to fluctuations in market conditions. Some of the factors impacting the level of off-system sales include the availability and cost of its natural gas supply, the weather in the Utility's service area, and the weather in other markets. When Laclede Gas' service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility's natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Wholesale natural gas prices have recently risen to unprecedented levels across the Nation. Laclede Gas is continuing to work actively to reduce the impact of such increases by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the costs of purchased gas are anticipated to increase substantially. The Utility's Purchased Gas Adjustment Clause (PGA) allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas. While the Utility believes it will continue to be able to obtain sufficient gas supply, the higher natural gas prices nationwide may affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its business in both new and existing markets, having already made notable gains by adding business in several key markets after experiencing setbacks in fiscal year 2003. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas' traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER's operations is subject to fluctuations in market conditions.

EARNINGS

Overview - Net Income (Loss) by Operating Segment

(Millions, after-tax)
-------------------------------------------------------         -------------     -------------    --------------
Years Ended September 30                                            2005              2004             2003
-------------------------------------------------------         -------------     -------------    --------------
Regulated Gas Distribution                                            $ 30.6            $ 32.1            $ 34.3
Non-Regulated Services                                                   5.0                .7              (3.3)
Non-Regulated Gas Marketing                                              4.4               3.0               2.9
Non-Regulated Other                                                       .1                .3                .7
                                                                -------------     -------------    --------------
Net Income Applicable to Common Stock                                 $ 40.1            $ 36.1            $ 34.6
                                                                =============     =============    ==============

Laclede Group's net income applicable to common stock was $40.1 million in fiscal year 2005, compared with $36.1 million in fiscal year 2004, and $34.6 million in fiscal year 2003. Net income applicable to common stock increased $4.0 million in fiscal year 2005 (compared with fiscal year 2004) primarily due to improved results reported by SM&P and LER, partially offset by lower Utility earnings. Net income applicable to common stock increased $1.5 million in fiscal year 2004 (compared with fiscal year 2003) primarily due to improved results reported by SM&P, partially offset by lower Utility income.

Basic and diluted earnings per share were $1.90 for fiscal year 2005 compared with $1.82 for fiscal year 2004. The $0.08 per share increase in earnings was due to the effect of higher net income, partially offset by an increase in the number of average shares outstanding this year, primarily attributable to the sale of 1.725 million shares of common stock in May 2004. Basic and diluted earnings per share totaled $1.82 for fiscal year 2003, the same as fiscal year 2004. Higher net income reported in 2004 was essentially offset by the effect of the higher shares of common stock outstanding as described previously. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income decreased by $1.5 million in 2005 compared with 2004 primarily due to the following factors, quantified on a pre-tax basis:

     o increases in operation and maintenance expenses totaling $4.3 million;
     o the net effect of lower system gas sales volumes totaling $2.3 million, primarily due to an unseasonably warm weather pattern in November 2004;
     o non-operating income that decreased $2.0 million, primarily due to variations totaling $1.4 million in proceeds recorded year-to-year related to the Company's interest, as a policyholder, in the sale of a mutual insurance company and higher donations; and,
     o higher interest charges totaling $1.7 million, primarily due to the issuance of additional long-term debt and higher short-term interest expense.

     These factors were partially offset by:

     o the recovery of eligible costs incurred to build and maintain the Utility's distribution system through the implementation of Infrastructure System Replacement Surcharges (ISRS) effective
          June 10, 2004, January 20, 2005, and July 1, 2005 totaling $3.8 million; and,
     o higher income this year from off-system sales and capacity release totaling $2.9 million.

The non-regulated services segment reported earnings in fiscal year 2005 totaling $5.0 million compared with $0.7 million in fiscal year 2004. The significant improvement over the prior year was primarily due to SM&P's attainment of additional business in both new and existing markets. In addition, SM&P re-engineered many processes to facilitate profitable growth, including training methods, mentoring programs, quality assurance and leadership development initiatives. SM&P's improvement over the same period last year was also attributable in part to charges recorded last year associated with the employment-related litigation described in Note 15 to the Consolidated Financial Statements.

The non-regulated gas marketing segment reported an increase in earnings of $1.4 million compared with 2004, primarily due to higher sales volumes by LER, which grew 39% during the same period principally as a result of increased interstate pipeline wholesale transactions.

Regulated Gas Distribution net income decreased by $2.2 million in fiscal year 2004 compared with fiscal year 2003 primarily due to the following factors, quantified on a pre-tax basis:

     o income recorded in 2003 totaling $3.5 million related to the Utility's management of its annual gas supply costs;
     o the net effect totaling $2.5 million of lower system gas sales volumes (resulting from warmer temperatures in Laclede Gas' service area) tempered by the beneficial effect in fiscal year 2004 of the fully-implemented weather mitigation rate design that went into effect November 9, 2002;
     o a higher provision for uncollectible accounts totaling $1.7 million above fiscal year 2003;
     o an increase in interest charges of $1.3 million, primarily due to the issuance of additional long-term debt;
     o    pension costs that increased $1.1 million from fiscal year 2003; and,
     o    higher wage rates.

     These factors were partially offset by:

     o non-operating income recorded in 2004 that increased $2.5 million primarily reflecting the receipt of additional proceeds totaling $1.1 million related to the Utility's interest, as a policyholder, in the sale of a mutual insurance company, increases in other investment income, and lower donations;
     o a decrease in group insurance costs totaling $1.6 million from fiscal year 2003;
     o income from off-system sales and capacity release that increased $1.4 million from fiscal year 2003;
     o the partial-year effect of the implementation of an ISRS effective June 10, 2004, totaling $1.1 million; and,
     o the fully-implemented general rate increase, effective November 9, 2002, totaling $0.9 million.

SM&P reported income in fiscal year 2004 totaling $0.7 million compared with a loss of $3.3 million in fiscal year 2003. The significant improvement over the prior year was primarily due to the return of a substantial portion of business from two large customers as well as attainment of new business in both existing and new markets. LER reported minor improvements in earnings results compared with fiscal year 2003.


Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for fiscal year 2005 increased $109.3 million, or 12.6% above fiscal year 2004. Temperatures experienced in the Utility's service area during 2005 were 14.0% warmer than normal and essentially the same as last year. Total system therms sold and transported were 0.91 billion for fiscal year 2005 compared with 0.95 billion for fiscal year 2004. Total off-system therms sold and transported were 0.20 billion for fiscal year 2005 compared with 0.17 billion for fiscal year 2004. The increase in regulated operating revenues was primarily attributable to the following factors:

                                                                                                     Millions
                                                                                                   -------------
     Higher wholesale gas costs (passed on to Utility customers subject to
       prudence review by the MoPSC)                                                                      $84.3
     Higher prices charged for off-system sales                                                            26.3
     Lower system sales volumes and other variations                                                      (22.3)
     Higher off-system sales volumes (reflecting more favorable market conditions
       as described in greater detail in the Results of Operations)                                        17.2
     Effect of the ISRS                                                                                     3.8
                                                                                                   -------------
          Total Variation                                                                                $109.3
                                                                                                   =============

Regulated operating revenues for fiscal year 2004 increased $94.1 million, or 12.1%, above fiscal year 2003. Temperatures for fiscal year 2004 were 14% warmer than normal and 15% warmer than fiscal year 2003. Total system therms sold and transported were 0.95 billion for fiscal year 2004 compared with
1.03 billion for fiscal year 2003. Total off-system therms sold and transported were 0.17 billion for fiscal year 2004 compared with 0.09 billion in fiscal year 2003. The increase in regulated operating revenues was primarily attributable to the following factors:

                                                                                                     Millions
                                                                                                   -------------
     Higher wholesale gas costs (passed on to Utility customers subject to
       prudence review by the MoPSC)                                                                     $105.0
     Lower system sales volumes and other variations                                                      (54.9)
     Higher off-system sales volumes (reflecting more favorable market conditions
       as described in greater detail in the Results of Operations)                                        47.5
     Lower prices charged for off-system sales                                                             (5.5)
     Effect of the ISRS                                                                                     1.1
     Effect of the general rate increase                                                                    0.9
                                                                                                   -------------
          Total Variation                                                                                $ 94.1
                                                                                                   =============

Regulated operating expenses in fiscal year 2005 increased $109.0 million, or 13.6%, from fiscal year 2004. Natural and propane gas expense increased $101.2 million, primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower system volumes purchased for sendout. Other operation and maintenance expenses increased $4.3 million, or 3.1%, primarily due to a higher provision for injuries and damages, increased insurance premiums and higher wage rates. These factors were partially offset by decreased group insurance charges, lower distribution charges and reduced pension costs. Depreciation and amortization expense increased $0.7 million or 2.9%, primarily due to higher rates effective February 1, 2005 and additional depreciable property, partially offset by lower amortization of software-related costs. Taxes, other than income, increased $2.8 million, or 4.6%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Regulated operating expenses in fiscal year 2004 increased $99.1 million, or 14.2%, from fiscal year 2003. Natural and propane gas expense increased $91.9 million, primarily attributable to higher rates charged by our suppliers and increased off-system gas expense, partially offset by lower system volumes purchased for sendout. Other operation and maintenance expenses increased $3.0 million, or 2.2%, primarily due to a higher provision for uncollectible accounts, higher pension costs, and higher wage rates, partially offset by lower group insurance charges. Taxes, other than income, increased $4.0 million, or 7.1%, primarily due to higher gross receipts taxes (attributable to the increased revenues).


Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group's non-regulated services operating revenues for fiscal year 2005 increased $37.2 million from those revenues for fiscal year 2004 primarily due to SM&P's attainment of additional business in both new and existing markets. The increase in non-regulated services operating expenses totaling $30.1 million was primarily attributable to charges associated with the additional business, partially offset by charges recorded during fiscal year 2004 attributable to the employment related litigation described in
Note 15 to the Consolidated Financial Statements.

Laclede Group's non-regulated services operating revenues for fiscal year 2004 increased $4.1 million from those revenues for fiscal year 2003 primarily due to SM&P's attainment of new business in both new and existing markets. The reduction in non-regulated services operating expenses, totaling $2.6 million, was primarily attributable to SM&P's reduction in personnel and related expenses and a non-recurring $1.0 million after-tax charge recorded during fiscal year 2003 associated with the loss of business from two customers. This reduction was partially offset by charges attributable to the employment-related litigation referenced in the preceding paragraph.


Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing revenues increased $199.2 million in fiscal year 2005 from those revenues for fiscal year 2004 primarily due to higher volumes and increased sales prices by LER. The increase in non-regulated gas marketing operating expenses, totaling $197.0 million, was primarily associated with increased gas expense related to higher volumes purchased and increased prices.

Non-regulated gas marketing revenues increased $106.5 million in fiscal year 2004 from those revenues for fiscal year 2003 primarily due to higher volumes sold and increased sales prices by LER. The increase in non-regulated gas marketing operating expenses, totaling $106.3 million, was primarily associated with increased gas expense incurred by LER related to higher volumes purchased and increased prices.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues increased $1.0 million in fiscal year 2005 from fiscal year 2004, and decreased $4.7 million in fiscal year 2004 from fiscal year 2003. These variations were primarily due to changes in sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses increased $1.4 million in fiscal year 2005 from fiscal year 2004 and decreased $4.2 million in fiscal year 2004 compared to fiscal year 2003 primarily due to changes in expenses associated with sales variations recorded by Laclede Pipeline Company.


Other Income and Income Deductions-Net

The $2.0 million decrease in other income and income deductions-net in fiscal year 2005 from fiscal year 2004 was primarily attributable to the Utility's recognition of the receipt of proceeds totaling $1.9 million related to its interest, as a policyholder, in the sale of a mutual insurance company last year, partially offset by recognition of additional proceeds totaling $0.5 million received in fiscal year 2005. Other income and income deductions-net also decreased due to higher donations. The $2.5 million increase in other income and income deductions-net in fiscal year 2004 from fiscal year 2003 was primarily attributable to the Utility's recognition of the receipts described above. These proceeds represented an initial distribution relating to certain policies held by the Utility. Other income and income deductions-net also increased due to higher investment income and lower donations.


Interest Charges

Interest charges increased $1.7 million, or 6.0%, in fiscal year 2005 (compared with fiscal year 2004) primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million principal amount of 5 1/2% First Mortgage Bonds and $100 million principal amount of 6% First Mortgage Bonds, partially offset by the early redemption in June 2004 of $50 million principal amount of 6 5/8% First Mortgage Bonds and the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds. The increase in interest charges was also attributable to higher interest on short-term debt mainly attributable to higher rates, partially offset by reduced borrowings.

Interest charges increased $1.8 million, or 6.8% in fiscal year 2004 (compared with fiscal year 2003) primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million principal amount of 5 1/2% First Mortgage Bonds, the April 2004 issuance of $100 million principal amount of 6% First Mortgage Bonds, and the full-year effect of the issuance of long-term debt to an unconsolidated affiliate trust in December 2002 totaling $46.4 million. These increases in interest costs were partially offset by the early redemption in June 2004 of $50 million principal amount of 6 5/8% First Mortgage Bonds and the May 2003 maturity of $25 million principal amount of 6 1/4% First Mortgage Bonds, as well as reduced interest on short-term debt, mainly attributable to lower borrowings.


Income Taxes

The increases in income taxes for all periods reported are primarily due to higher pre-tax income.


Labor Agreement

Laclede Gas had a labor agreement that expired July 31, 2004 with Locals 5-6 and 5-194 of the Paper, Allied Industrial, Chemical & Energy Workers International Union, two locals that represent approximately 74% of Laclede Gas' employees. On August 16, 2004, Laclede Gas and Union representatives reached a new four-year labor agreement replacing the prior agreement. The new contract applies through July 31, 2008.

Missouri Natural Gas Division of Laclede Gas had a labor agreement that expired April 15, 2005 with Local 5-884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, that represents approximately 5% of Laclede Gas' employees. On April 18, 2005, Missouri Natural Gas and Union representatives reached a new four-year agreement replacing the prior agreement. The new contract applies through April 15, 2009.

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

         Goodwill valuation - In accordance with Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced, adversely impacting earnings.

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

         The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies. Pursuant to the direction of the MoPSC, Laclede Gas' provision for income tax expense for financial reporting purposes reflects an open-ended method of tax depreciation. Laclede Gas' provision for income tax expense also records the income tax effect associated with the difference between overheads capitalized to construction for financial reporting purposes and those recognized for tax purposes without recording an offsetting deferred income tax expense. These two methods are consistent with the regulatory treatment prescribed by the MoPSC.

For further discussion of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in this report on Form 10-K on page 41.


REGULATORY MATTERS

At the state level, there have been several important developments during the fiscal year affecting Laclede Gas.

Laclede Gas previously appealed the MoPSC's decision in its 1999 rate case relative to the calculation of its depreciation rates. The Circuit Court remanded the decision to the MoPSC based on inadequate findings of fact. The MoPSC upheld its previous Order and Laclede Gas appealed this second Order to the Circuit Court. In 2002, the Circuit Court ruled that the MoPSC's second Order was lawful and reasonable, and Laclede Gas appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District. On March 4, 2003 the Court of Appeals issued an opinion remanding the decision to the MoPSC based on the MoPSC's failure to support and explain its decision with adequate findings of fact. In May 2003, the Court of Appeals rejected the MoPSC's request that the Court reconsider its opinion or transfer this matter to the Missouri Supreme Court. On January 11, 2005, the Commission issued an Order ruling in favor of Laclede Gas on the depreciation issue. As a direct result of the Commission's Order ruling in favor of the Utility's position, Laclede Gas increased certain of its depreciation rates effective February 1, 2005 resulting in higher annual depreciation expense totaling $2.3 million, as it originally requested. That same Order also required that operating expenses related to actual removal costs, which the Utility began expensing as incurred during fiscal year 2002 pursuant to a previous Commission Order, be reduced by $2.3 million annually. As such, the Commission's decision had no effect on net income or the Utility's recovery of depreciation expenses during fiscal year 2005. However, the Commission's confirmation of Laclede Gas' position on the proper method for calculating depreciation rates will result in increased cash flows from capital recovery upon implementation of new base rates effective October 1, 2005 resulting from settlement of the Utility's 2005 rate proceeding.

On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal year 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. Laclede Gas appealed the MoPSC's decision through various courts ultimately resulting in the Missouri Western District Court of Appeals reversing the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. Consistent with the Court of Appeals' decision, on April 7, 2005, the Commission issued its Order on Remand reversing its April 29, 2003 decision and directing that Laclede Gas be permitted to retain the $4.9 million. The Commission's Order on Remand is now final and unappealable. The return of the pre-tax gains, however, was previously recorded as income in the 2002 fiscal year, so the decision had no effect on the financial position or results of operations of the Company.

Laclede Gas filed its first Infrastructure System Replacement Surcharge
(ISRS) filing with the MoPSC on March 1, 2004 to increase revenues by approximately $3.9 million annually. The filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On June 1, 2004, the MoPSC approved a Stipulation and Agreement (S&A) between Laclede Gas and the Staff of the Commission that provided for a $3.6 million annual surcharge effective June 10, 2004. Laclede Gas made its second ISRS filing on October 28, 2004 to increase revenues by approximately an additional $1.6 million annually. On January 4, 2005, the MoPSC approved an S&A between Laclede Gas and the Staff of the Commission that provided for a $1.4 million annual increase in ISRS revenues effective January 20, 2005. Laclede Gas made its third ISRS filing on April 4, 2005 to increase revenues by approximately an additional $1.3 million annually. On June 16, 2005, the MoPSC approved an S&A between Laclede Gas and the Staff of the Commission that provided for a $1.1 million annual increase in ISRS revenues effective July 1, 2005. These surcharges, totaling $6.1 million annually, were reset to zero effective October 1, 2005 as the ISRS-related costs were included in new base rates established in the Utility's 2005 rate proceeding. The Utility will continue to adjust rates up to twice per year to recover such costs in the future.

On February 18, 2005, Laclede Gas filed tariff sheets with the MoPSC requesting a general rate increase of approximately $34 million. Although the filing requested an annual increase of $39 million, as of the date of the filing $5.0 million of that amount was already being billed to customers through the ISRS, which would cease upon the effective date of new rate schedules approved by the MoPSC. On August 31, 2005, Laclede and several parties to the rate proceeding filed an S&A that resolved all issues in the rate case. The MoPSC approved the S&A on September 30, 2005, to be effective

October 1, 2005. The approved S&A provided for an increase in base rates for the Utility by $10.5 million, $6.1 million of which was already being billed to customers under the ISRS, resulting in a $4.4 million net increase compared to the Company's previous rates. In addition, the approved S&A provided that Laclede's Purchased Gas Adjustment (PGA) rates would be increased by $4.1 million to recover the costs Laclede incurs to finance its investment in gas supplies that it injects underground in the summer for sale during the winter. Together, the base and PGA rate increases raised the Company's rates by $8.5 million annually, net of the ISRS (which by law was reset to zero effective upon implementation of the new rates). Under the approved settlement, Laclede Gas will provide approximately $1 million annually to fund a new low-income energy assistance program to help the Utility's most vulnerable customers with their utility bills in exchange for their commitment to conserve energy and improve their payment performance, and will increase the funding for the Utility's existing low-income weatherization program from $0.3 million to $0.5 million annually. Laclede Gas will also contribute $0.3 million annually to fund an expansion of the number and size of various energy efficiency programs that customers can use to reduce consumption of natural gas and save on their utility bills. The settlement approved by the Commission also allows Laclede Gas to retain certain revenues it realizes from the release of pipeline capacity and the sale of gas to off-system customers; provides an opportunity to retain a portion of any savings the Utility is able to achieve in connection with the procurement of gas supplies and related financial hedging instruments; continues its present weather mitigation rate design; and fully implements the Utility's depreciation method, which was affirmed by the Commission in January 2005. Pursuant to the terms of the S&A, higher depreciation rates will become effective January 1, 2006.

On July 14, 2005, Missouri Governor Matt Blunt signed Senate Bill 179 into law. This law, which becomes effective January 1, 2006, authorizes the Missouri Public Service Commission to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules and regulations.

On October 21, 2005, Laclede Gas filed an application requesting authority for the purchase of certain assets of Fidelity Natural Gas, Inc., located in Sullivan, Missouri. The purchase, contingent on the approval of the MoPSC as well as other conditions, will add approximately 1,300 natural gas customers to Laclede Gas' service area. The Utility expects to complete the purchase in early 2006.


ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (123(R)), "Share-Based Payment." This Statement is a revision to SFAS No. 123, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Through fiscal year 2005, the Company accounted for its Equity Incentive Plan in accordance with APB Opinion No. 25, and provided pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123. SFAS No. 123(R) was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) amended the compliance date to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company will implement the provisions of this Statement on a modified prospective basis effective October 1, 2005. The Company does not expect the adoption of this Statement to have a material effect on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this Statement had no effect on the financial position or results of operations of the Company.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. This Statement is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the provisions of this Statement.


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


CREDIT RATINGS

As of September 30, 2005, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

Net cash provided by operating activities for the fiscal year ended 2005 was $103.1 million, an $19.0 million increase, compared with fiscal year 2004. The increase in cash provided by operating activities was primarily attributable to the net effects of changes in accounts payable, accounts receivable, deferred purchased gas cost, and the cost of natural gas storage inventories, all of which were impacted by changes in the wholesale cost of natural gas. Net cash provided by operating activities for the fiscal year ended 2004 was $84.1 million, compared with cash used in operating activities in fiscal year 2003 totaling $9.0 million. The increase in cash provided by operating activities was primarily attributable to changes in the cost of natural gas in storage and variations in the timing of collections of gas costs under the PGA clause.

Net cash used in investing activities for fiscal years 2005, 2004 and 2003 was $61.4 million, $51.6 million and $51.5 million, respectively. Net cash used in investing activities primarily reflected capital expenditures in all periods.

Net cash used in financing activities was $49.5 million for fiscal year 2005, primarily reflecting the payment of dividends and the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage bonds. Net cash used in financing activities was $25.9 million for fiscal year 2004, primarily reflecting the repayment of short-term debt and the payment of dividends, partially offset by the issuance of additional long-term debt and common stock. Net cash provided by financing activities was $55.0 million for fiscal year 2003, reflecting the issuance of long-term debt to unconsolidated affiliate trust and additional short-term borrowings, partially offset by the May 2003 maturity of $25 million principal amount of 6 1/4% First Mortgage Bonds and the payment of dividends.


LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term borrowing requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. During the fiscal year 2005 heating season, Laclede Gas had lines of credit totaling $300 million. Of the $300 million, $15 million expires in April 2006 and $285 million expires in September 2009. Short-term commercial paper borrowings outstanding at September 30, 2005 were $63.6 million at a weighted average interest rate of 3.8% per annum. Laclede Gas had short-term commercial paper outstanding aggregating to a maximum of $186.6 million at any one time during the fiscal year. Based on short-term borrowings at September 30, 2005, a change in interest rates of 100 basis points would increase or decrease Laclede Gas' pre-tax earnings and cash flows by approximately $0.6 million on an annual basis.

Most of Laclede Gas' lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2005, total debt was 54% of total capitalization. For the fiscal year ended September 30, 2005, EBITDA was 3.53 times interest expense.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $120 million of debt securities remained registered and unissued as of September 30, 2005. The original MoPSC authorization for issuing securities registered on this Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt and equity securities and receive capital contributions through October 31, 2006. The remaining MoPSC authorization is $62.4 million, reflecting capital contributions that have been made by Laclede Group to Laclede Gas under this authority through September 2005. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

In April 2004, Laclede Gas issued $50 million principal amount of First Mortgage Bonds, 5 1/2% Series, due May 1, 2019, and $100 million principal amount of First Mortgage Bonds, 6% Series, due May 1, 2034. The net proceeds of approximately $147.9 million from this issuance were used to repay short-term debt and to call at par the $50 million principal amount of 6 5/8% Series First Mortgage Bonds in June 2004. The proceeds were also used to pay at maturity $25 million principal amount of 8 1/2% First Mortgage Bonds in November 2004. At September 30, 2005, Laclede Gas had fixed-rate long-term debt totaling $335 million, including the $40 million current portion. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of September 30, 2005. Laclede Group issued 1.725 million shares of common stock in May 2004 under this registration. The net proceeds of approximately $44.7 million from this sale were used to make a capital contribution to Laclede Gas. Laclede Gas used the contribution to reduce short-term borrowings and for general corporate purposes. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $40 million working capital line of credit expiring in August 2008, to meet the short-term liquidity needs of its subsidiaries. This line of credit replaces a $20 million line that was scheduled to expire in June 2006. It has a covenant limiting the total debt of the consolidated Laclede Group to no more that 70% of the Company's total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. This ratio stood at 52% on September 30, 2005. This line has been used to provide letters of credit of $1.5 million on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. The maximum balance outstanding during fiscal year 2005 was $7.0 million, which was the balance outstanding on September 30, 2005.

SM&P has several operating leases, the aggregate annual cost of which is approximately $8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $22 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $11.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2005. Since that date, Laclede Group issued an additional $7.0 million in guarantees on behalf of LER, and $3.0 million expired, leaving $15.5 million in guarantees outstanding at November 18, 2005.

Utility capital expenditures were $54.6 million in fiscal year 2005, compared with $49.1 million and $49.9 million for the fiscal years 2004 and 2003, respectively. Utility capital expenditures are expected to be approximately $57 million in fiscal year 2006. Non-utility capital expenditures for fiscal year 2005 were $5.6 million compared with $2.2 million in fiscal year 2004, and $1.2 million in fiscal year 2003, and are estimated at approximately $7 million in fiscal year 2006.

Consolidated capitalization at September 30, 2005, excluding current obligations of long-term debt and preferred stock, consisted of 51.8% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 6.6% long-term debt to unconsolidated affiliate trust, and 41.5% Laclede Gas long-term debt.

Laclede Group's ratio of earnings to fixed charges was 2.8 for fiscal years 2003 through 2005.

It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.


CONTRACTUAL OBLIGATIONS

As of September 30, 2005, Laclede Group had contractual obligations with payments due as summarized below (in millions):

                                                                  Payments due by period
                                                  --------------------------------------------------------
                                                        Less than        1-3          3-5       More than
      Contractual Obligations             Total          1 year         Years        Years       5 years
----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                      $  821.6         $ 66.1        $ 80.9       $ 39.4        $635.2
Capital Leases                                 -              -             -            -             -
Operating Leases (b)                        17.4            5.3           7.0          3.5           1.6
Purchase Obligations - Natural Gas (c)     548.0          377.2         144.6         15.7          10.5
Purchase Obligations - Other (d)           131.9           10.2          22.2         16.6          82.9
Other Long-Term Liabilities                    -              -             -            -             -
                                     ---------------------------------------------------------------------
Total (e)                               $1,518.9         $458.8        $254.7       $ 75.2        $730.2
                                     =====================================================================

(a) Long-term debt obligations reflect principal maturities and interest payments.
(b) Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.
(c) These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2005 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its Purchased



         Gas Adjustment Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.
(d) These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e) Commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $0.7 million in fiscal year 2006. Laclede Gas anticipates a $0.3 million contribution relative to its non-qualified pension plans during fiscal year 2006. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $8.2 million to the qualified trusts and $0.6 million directly to participants from Laclede Gas' funds during fiscal year 2006. For further discussion of the Company's pension and postretirement benefit plans, refer to Note 2, Pensions and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.


MARKET RISK

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility's use of natural gas financial instruments are allowed to be passed on to the Utility's customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At September 30, 2005, the Utility held approximately 9.8 million MmBtu of futures contracts at an average price of $10.21 per MmBtu. Additionally, approximately 7.2 million MmBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2006.

In the course of its business, Laclede Group's non-regulated marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2005, LER's open positions were not material to Laclede Group's financial position or results of operations.


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

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of September 30, 2005, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former MGP site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. The City is exploring development options for the site. Laclede Gas also continues to evaluate options concerning this site. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting to be approximately $650,000. Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs. One party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

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



Laclede Gas Company's Management Discussion and Analysis of Financial Condition is included in Exhibit 99.1.




Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the "Market Risk" subsection in Management's Discussion and Analysis of Financial Condition and Results of Operations, page 29.

Item 8.  Financial Statements and Supplementary Data

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2005. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Laclede Group, Inc.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that The Laclede Group, Inc. and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005, of the Company and our report dated November 18, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 18, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Laclede Group, Inc.:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and its subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related statements of consolidated income, common shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and its subsidiaries as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

St. Louis, Missouri
November 18, 2005

Item 8. Financial Statements and Supplementary Data

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME

(Thousands, Except Per Share Amounts)
-------------------------------------------------------         -------------     -------------    --------------
Years Ended September 30                                             2005              2004               2003
-------------------------------------------------------         -------------     -------------    --------------
Operating Revenues:
  Regulated
    Gas distribution                                              $  978,195        $  868,905        $  774,772
  Non-Regulated
    Services                                                         141,478           104,239           100,168
    Gas marketing                                                    469,559           270,328           163,861
    Other                                                              7,800             6,848            11,529
                                                                -------------     -------------    --------------
      Total Operating Revenues                                     1,597,032         1,250,320         1,050,330
                                                                -------------     -------------    --------------
Operating Expenses:
  Regulated
    Natural and propane gas                                          676,931           575,691           483,742
    Other operation expenses                                         125,364           121,596           118,550
    Maintenance                                                       19,226            18,705            18,759
    Depreciation and amortization                                     23,036            22,385            22,229
    Taxes, other than income taxes                                    62,859            60,077            56,102
                                                                -------------     -------------    --------------
      Total regulated operating expenses                             907,416           798,454           699,382
  Non-Regulated
    Services                                                         129,636            99,511           102,093
    Gas marketing                                                    462,348           265,394           159,105
    Other                                                              7,803             6,400            10,615
                                                                -------------     -------------    --------------
      Total Operating Expenses                                     1,507,203         1,169,759           971,195
                                                                -------------     -------------    --------------
Operating Income                                                      89,829            80,561            79,135
                                                                -------------     -------------    --------------
Other Income and (Income Deductions) - Net                             1,606             3,635             1,135
                                                                -------------     -------------    --------------
Interest Charges:
  Interest on long-term debt                                          22,835            22,010            20,169
  Interest on long-term debt to unconsolidated                                           3,573
    affiliate trust                                                    3,573                               2,828
  Other interest charges                                               4,141             3,231             3,974
                                                                -------------     -------------    --------------
      Total Interest Charges                                          30,549            28,814            26,971
                                                                -------------     -------------    --------------
Income Before Income Taxes                                            60,886            55,382            53,299
Income Tax Expense                                                    20,761            19,264            18,652
                                                                -------------     -------------    --------------
Net Income                                                            40,125            36,118            34,647
Dividends on Redeemable Preferred Stock -
  Laclede Gas                                                             55                62                62
                                                                -------------     -------------    --------------
Net Income Applicable to Common
  Stock                                                           $   40,070        $   36,056        $   34,585
                                                                =============     =============    ==============

Average Number of Common Shares
  Outstanding                                                         21,080            19,783            19,022

Basic Earnings Per Share of Common
  Stock                                                                $1.90             $1.82             $1.82

Diluted Earnings Per Share of Common
  Stock                                                                $1.90             $1.82             $1.82



See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME


(Thousands)
----------------------------------------------------------    -----------    -----------     -----------
Years Ended September 30                                         2005           2004            2003
----------------------------------------------------------    -----------    -----------     -----------
Net Income Applicable to Common Stock                          $ 40,070        $36,056         $34,585
                                                              -----------    -----------     -----------
Other Comprehensive Income (Loss), Before Tax:
 Net gains (losses) on cash flow hedging derivative
   instruments:
   Net hedging gain (loss) arising during the period            (11,760)        (4,809)          1,184
   Reclassification adjustment for (gains) losses included
     in net income                                                3,059          1,977            (366)
                                                              -----------    -----------     -----------
   Net unrealized gains (losses) on cash flow
     hedging derivative instruments                              (8,701)        (2,832)            818
 Minimum pension liability adjustment                            (1,233)           344            (396)
                                                              -----------    -----------     -----------
Other Comprehensive Income (Loss), Before Tax                    (9,934)        (2,488)            422
Income Tax Expense (Benefit) Related to Items
  of Other Comprehensive Income (Loss)                           (3,838)          (961)            163
                                                              -----------    -----------     -----------
Other Comprehensive Income (Loss), Net of Tax                    (6,096)        (1,527)            259
                                                              -----------    -----------     -----------
Comprehensive Income                                           $ 33,974        $34,529         $34,844
                                                              ===========    ===========     ===========


See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS



(Thousands)
-------------------------------------------------------------     -------------    ------------
September 30                                                          2005            2004
-------------------------------------------------------------     -------------    ------------
Assets
 Utility Plant                                                      $1,105,733      $1,070,522
   Less - Accumulated depreciation and amortization                    426,280         423,647
                                                                  -------------    ------------
                         Net Utility Plant                             679,453         646,875
                                                                  -------------    ------------
 Goodwill                                                               28,124          28,124
                                                                  -------------    ------------

 Non-utility property (net of accumulated depreciation
  and amortization, 2005, $13,358; 2004, $12,661)                       11,791          10,038
 Other investments                                                      37,825          36,044
                                                                  -------------    ------------
                         Other Property and Investments                 49,616          46,082

 Current Assets:
   Cash and cash equivalents                                             6,013          13,854
   Accounts receivable:
     Gas customers - billed and unbilled                                77,268          76,223
     Other                                                              91,189          51,822
     Less - Allowances for doubtful accounts                           (11,813)        (10,362)
   Inventories:
     Natural gas stored underground at LIFO cost                       159,643         131,773
     Propane gas at FIFO cost                                           19,980          15,808
     Materials, supplies and merchandise at average
       cost                                                              4,985           4,714
   Derivative instrument assets                                         20,325          16,857
   Unamortized purchased gas adjustments                                31,261          19,618
   Deferred income taxes                                                     -           1,321
   Prepayments and other                                                25,275          16,008
                                                                  -------------    ------------
                         Total Current Assets                          424,126         337,636
                                                                  -------------    ------------

 Deferred Charges:
   Prepaid pension cost                                                 82,557          92,026
   Regulatory assets                                                   115,950         104,703
   Other                                                                 5,247           9,849
                                                                  -------------    ------------
                         Total Deferred Charges                        203,754         206,578
                                                                  -------------    ------------

                         Total Assets                               $1,385,073      $1,265,295
                                                                  =============    ============

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)




(Thousands)
------------------------------------------------------------------------    -----------     ------------
September 30                                                                   2005            2004
------------------------------------------------------------------------    -----------     ------------
Capitalization and Liabilities
  Capitalization:
  Common stock equity                                                       $  366,525       $  355,915
  Redeemable preferred stock (less current sinking fund requirements)
    - Laclede Gas                                                                  948            1,108
  Long-term debt to unconsolidated affiliate trust                              46,400           46,400
  Long-term debt (less current portion) - Laclede Gas                          294,033          333,936
                                                                           ------------     ------------
              Total Capitalization                                             707,906          737,359
                                                                           ------------     ------------

Current Liabilities:
  Notes payable                                                                 70,605           71,380
  Accounts payable                                                             138,404           68,366
  Advance customer billings                                                     30,688           23,620
  Current portion of long-term debt and preferred stock                         40,061           25,145
  Wages and compensation accrued                                                14,113           15,596
  Dividends payable                                                              7,369            7,214
  Customer deposits                                                             13,229           10,661
  Interest accrued                                                              10,216           10,920
  Taxes accrued                                                                 23,550           16,725
  Deferred income taxes current                                                  1,822                -
  Other                                                                         15,503           13,003
                                                                           ------------     ------------
             Total Current Liabilities                                         365,560          262,630
                                                                           ------------     ------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                        186,236          189,626
  Unamortized investment tax credits                                             4,678            5,010
  Pension and postretirement benefit costs                                      24,529           20,484
  Regulatory liabilities                                                        74,506           28,210
  Other                                                                         21,658           21,976
                                                                           ------------     ------------
             Total Deferred Credits and Other Liabilities                      311,607          265,306
                                                                           ------------     ------------
Commitments and Contingencies (Note 15)
                                                                           ------------     ------------
             Total Capitalization and Liabilities                           $1,385,073       $1,265,295
                                                                           ============     ============



See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CAPITALIZATION



(Thousands, Except Per Share Amounts)
------------------------------------------------------------------------    -----------    ------------
September 30                                                                    2005            2004
------------------------------------------------------------------------    -----------    ------------
Common Stock Equity:
  Common stock, par value $1 per share:
    Authorized - 2005 and 2004, 70,000,000 shares
    Issued - 2005, 21,172,009 shares; and
      2004, 20,981,165 shares                                                 $ 21,172        $ 20,981
  Paid-in capital                                                              121,505         116,058
  Retained earnings                                                            231,551         220,483
Accumulated other comprehensive loss                                            (7,703)         (1,607)
                                                                            -----------    ------------
                  Total Common Stock Equity                                    366,525         355,915
                                                                            -----------    ------------

Redeemable Preferred Stock - Laclede Gas, par value $25 per share
  (1,480,000 shares authorized)
  Issued and outstanding:
    5% Series B - 2005, 34,452 shares; and
      2004, 44,192 shares                                                          800             960
    4.56% Series C - 2005 and 2004, 5,906 shares                                   148             148
                                                                            -----------    ------------
                  Total Redeemable Preferred Stock                                 948           1,108
                                                                            -----------    ------------

Long-Term Debt to Unconsolidated Affiliate Trust                                46,400          46,400
                                                                            -----------    ------------

Long-Term Debt - Laclede Gas:
  First mortgage bonds:
    8-5/8% Series, due May 15, 2006                                                  -          40,000
    7-1/2% Series, due November 1, 2007                                         40,000          40,000
    6-1/2% Series, due November 15, 2010                                        25,000          25,000
    6-1/2% Series, due October 15, 2012                                         25,000          25,000
    5-1/2% Series, due May 1, 2019                                              50,000          50,000
    7% Series, due June 1, 2029                                                 25,000          25,000
    7.90% Series, due September 15, 2030                                        30,000          30,000
    6% Series, due May 1, 2034                                                 100,000         100,000
                                                                            -----------    ------------
                  Total                                                        295,000         335,000
  Unamortized discount, net of premium,
    on long-term debt                                                             (967)         (1,064)
                                                                            -----------    ------------
                  Total Long-Term Debt - Laclede Gas                           294,033         333,936
                                                                            -----------    ------------
                  Total                                                       $707,906        $737,359
                                                                            ===========    ============



Long-term debt and preferred stock dollar amounts are exclusive of current portion.

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                Common Stock Issued
(Thousands, Except for                       -------------------------  Paid-in   Retained  Accum. Other
Shares)                                          Shares       Amount    Capital   Earnings  Comp. Income    Total
                                                 ------       ------    -------   --------  ------------    -----
                                             -----------------------------------------------------------------------
BALANCE OCTOBER 1, 2002                         18,921,287    $18,921   $ 64,667  $202,517     $    (339)  $285,766
                                             -----------------------------------------------------------------------
   Net Income Applicable to Common
     Stock                                               -          -          -    34,585             -     34,585
   Dividend reinvestment plan                      161,115        161      3,793         -             -      3,954
   Dividends declared:
     Common stock ($1.34 per share)                      -          -          -   (25,492)            -    (25,492)
   Other comprehensive income (loss)                     -          -          -         -           259        259
                                             -----------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2003                      19,082,402    $19,082    $68,460  $211,610     $     (80)  $299,072
                                             -----------------------------------------------------------------------
   Net Income Applicable to Common Stock                 -          -          -    36,056             -     36,056
   Common stock offering                         1,725,000      1,725     43,003         -             -     44,728
   Dividend reinvestment plan                      138,213        138      3,809         -             -      3,947
   Equity plan                                      35,550         36        800         -             -        836
   Dividends declared:
      Common stock ($1.355 per share)                    -          -          -   (27,183)            -    (27,183)
   Other comprehensive income (loss)                     -          -          -         -        (1,527)    (1,527)
   Other                                                 -          -        (14)        -             -        (14)
                                             -----------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2004                      20,981,165    $20,981   $116,058  $220,483     $  (1,607)  $355,915
                                             =======================================================================
   Net Income Applicable to Common Stock                 -          -          -    40,070             -     40,070
   Common stock offering                                 -          -        (96)        -             -        (96)
   Dividend reinvestment plan                      131,144        131      3,839         -             -      3,970
   Equity plan                                      59,700         60      1,428         -             -      1,488
   Tax benefit - stock compensation                      -          -        263         -             -        263
   Dividends declared:
      Common stock ($1.375 per share)                    -          -          -   (29,002)            -    (29,002)
   Other comprehensive income (loss)                     -          -          -         -        (6,096)    (6,096)
   Other                                                 -          -         13         -             -         13
                                             -----------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2005                      21,172,009    $21,172   $121,505  $231,551     $  (7,703)  $366,525
                                             =======================================================================


See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS



(Thousands)
---------------------------------------------------------------------------------------------------------------
Years Ended September 30                                                      2005         2004         2003
---------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net Income                                                                 $ 40,125     $ 36,118     $ 34,647
 Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
  Depreciation and amortization                                               26,645       25,572       25,615
  Deferred income taxes and investment
    tax credits                                                                  424       15,568       15,412
  Other - net                                                                    709          256          502
  Changes in assets and liabilities:
   Accounts receivable - net                                                 (38,961)     (13,349)     (14,856)
   Unamortized purchased gas adjustments                                     (11,643)     (25,483)     (17,111)
   Deferred purchased gas costs                                               44,575       41,022      (21,461)
   Accounts payable                                                           70,038        2,365       20,294
   Advance (delayed) customer billings - net                                   7,068        8,259       (9,471)
   Taxes accrued                                                               6,825        3,514        3,396
   Natural gas stored underground                                            (27,870)     (14,542)     (40,110)
   Other assets and liabilities                                              (14,843)       4,817       (5,886)
                                                                        ---------------------------------------
           Net cash provided by (used in)
             operating activities                                            103,092       84,117       (9,029)

Investing Activities:
 Capital expenditures                                                        (60,203)     (51,309)     (51,112)
 Net investment in trusts                                                     (1,334)      (2,221)      (1,099)
 Other investments                                                               144        1,885          685
                                                                        ---------------------------------------
           Net cash used in
             investing activities                                            (61,393)     (51,645)     (51,526)

Financing Activities:
 Issuance of first mortgage bonds                                                  -      150,000            -
 Maturity/Redemption of first mortgage bonds                                 (25,000)     (50,000)     (25,000)
 Issuance (repayment) of short-term debt - net                                  (775)    (146,820)      56,530
 Issuance of common stock                                                      5,375       49,497        3,954
 Dividends paid                                                              (28,896)     (26,494)     (25,500)
 Issuance of long-term debt to unconsolidated affiliate trust                      -            -       45,000
 Preferred stock reacquired                                                     (244)          (5)          (8)
 Other                                                                             -       (2,087)           -
                                                                        ---------------------------------------
           Net cash (used in) provided by
             financing activities                                            (49,540)     (25,909)      54,976
                                                                        ---------------------------------------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                                            (7,841)       6,563       (5,579)
Cash and Cash Equivalents at
  Beginning of Year                                                           13,854        7,291       12,870
                                                                        ---------------------------------------
Cash and Cash Equivalents at End of Year                                    $  6,013     $ 13,854     $  7,291
                                                                        =======================================


Supplemental Disclosure of Cash Paid
  During the Year for:
  Interest                                                                  $ 30,313     $ 24,325     $ 26,183
  Income taxes                                                                12,167          376          156




See the accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LACLEDE GROUP, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas Company (Laclede Gas or the Utility) and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Those types of transactions include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), services performed by SM&P Utility Resources, Inc. (SM&P) to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table included in Note 14 under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.
         Investment in Unconsolidated Affiliate Trust - Laclede Group formed a wholly owned trust, Laclede Capital Trust I (Trust) for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. The sole assets of the Trust are debentures of Laclede Group.
         On December 16, 2002, Laclede Group invested $1.4 million in common securities of the Trust and the Trust issued $45 million of 7.70% Trust Preferred Securities with a liquidation value of $25 per share due December 1, 2032. The Trust Preferred Securities can be redeemed on or after December 16, 2007. All of the proceeds from the sale of the Trust Preferred Securities, along with the Trust common securities, were invested by the Trust in debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities.
         Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities," the Trust was consolidated in the financial statements of Laclede Group. Concurrent with the adoption of FIN 46R, the Trust was deconsolidated during the quarter ended March 31, 2004. The Consolidated Balance Sheets were modified to include Investments in Unconsolidated Subsidiaries of $1.4 million representing Laclede Group's common securities investment in the Trust and to reflect Laclede Group's obligations related to the debentures totaling $46.4 million. The common securities investment is included on the Other Investments line on the Consolidated Balance Sheets. As permitted under FIN 46R, the Trust has been deconsolidated for prior periods and presented to be consistent with the current presentation.
         NATURE OF OPERATIONS - Laclede Group is an exempt holding company under the Public Utility Holding Company Act of 1935. Laclede Gas, Laclede Group's largest subsidiary and core business unit, is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. As an adjunct to its gas distribution business, Laclede Gas operates underground natural gas storage fields. SM&P is one of the nation's major underground locating and marking service businesses. SM&P is headquartered in Carmel, Indiana and operates in the midwestern states. LER is a wholly-owned subsidiary engaged in non-regulated efforts to market natural gas and related activities. The activities of other wholly-owned subsidiaries are described in Note 14, Information by Operating Segment.
         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         SYSTEM OF ACCOUNTS - The accounts of Laclede Gas are maintained in accordance with the uniform system of accounts prescribed by the Missouri Public Service Commission (MoPSC or Commission), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission.
         UTILITY PLANT, DEPRECIATION AND AMORTIZATION - Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses. Effective December 1, 2001, the MoPSC ordered the cost of removing retired utility plant to be recovered as an expense when incurred rather than being included in depreciation rates. Prior to December 1, 2001, the Utility's removal costs, net of salvage, were charged to accumulated depreciation. As ordered by the MoPSC, Laclede Gas instituted lower depreciation rates effective December 1, 2001 and began expensing all removal costs, net of salvage, as incurred. These costs are included in the Other Operation Expenses line on the income statement. Effective July 1, 2002, the MoPSC ordered the negative amortization on a straight-line basis of a portion of the Utility's depreciation reserve, amounting to $3.4 million annually, until implementation of rates in the Utility's next rate proceeding during which the parties agreed to review the depreciation issue in light of implementation of SFAS No. 143, "Accounting for Asset Retirement Obligations." Minor changes in depreciation rates were implemented January 1, 2003, as authorized by the MoPSC. In January 2005, the Commission issued an Order in the Utility's 1999 rate case relative to the calculation of its depreciation rates with regard to cost of removal. In accordance with the provisions of the Order, Laclede Gas increased certain of its depreciation rates effective February 1, 2005 resulting in higher annual depreciation expense totaling $2.3 million. That same Order also required that operating expenses related to actual removal costs, which the Utility began expensing as incurred in fiscal year 2002, be reduced by $2.3 million annually. As such, the Order had no effect on income or the recovery of depreciation expenses during fiscal year 2005.
         The recent settlement of the Utility's 2005 rate proceeding fully implements Laclede Gas' depreciation method that was confirmed by the Commission in January 2005. Pursuant to the terms of the rate case settlement, higher depreciation rates will become effective January 1, 2006, reflecting, in part, an accrual for future removal costs, including costs related to interim retirements. In light of the outcomes of the recent Commission Order and rate case settlement, the Utility is conducting a study to quantify the amount of accrued asset removal costs previously recovered through rates in excess of actual costs incurred. Management anticipates that this amount will be reclassified on the Balance Sheets from "accumulated depreciation and amortization" to "regulatory liabilities" pursuant to SFAS No. 143 and SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," when such study is completed during fiscal year 2006.
         Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation and amortization in 2005, 2004 and 2003 averaged approximately 2.5%, 2.6% and 2.7%, respectively, of the original cost of depreciable and amortizable property.
         REGULATED OPERATIONS - Laclede Gas accounts for its regulated operations in accordance with SFAS No. 71. This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).
         The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

           (Thousands)                                                           2005        2004
           -----------------------------------------------------------------------------------------
           Regulatory Assets:
           Future income taxes due from customers                              $ 66,271    $ 62,834
           Pension and postretirement benefit costs                              36,116      27,480
           Unamortized purchased gas adjustments                                 31,261      19,618
           Compensated absences                                                   6,893       6,706
           Other                                                                  6,670       7,751
                                                                             -----------------------
           Total Regulatory Assets                                             $147,211    $124,389
                                                                             =======================
           Regulatory Liabilities:
           Unamortized investment tax credits                                  $  4,678    $  5,010
           Purchased gas costs                                                   71,848      27,273
           Other                                                                  2,658         937
                                                                             -----------------------
           Total Regulatory Liabilities                                        $ 79,184    $ 33,220
                                                                             =======================

         As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Approximately $4.0 million has been amortized from December 27, 1999 through September 30, 2005. Previously deferred costs of $2.1 million are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment. Approximately $1.2 million has been amortized from December 27, 1999 through September 30, 2005. The Commission also authorized previously deferred costs of $2.8 million and $0.3 million to be recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective December 1, 2001 and November 9, 2002, respectively. Approximately $1.1 million and $0.1 million has been amortized, respectively, through September 30, 2005.
         In light of the outcomes of the recent Commission Order and rate case settlement as described in Note 1 - Utility Plant, Depreciation and Amortization, the Utility is conducting a study to quantify the amount of accrued asset removal costs previously recovered through rates in excess of actual costs incurred. Management anticipates that this amount will be reclassified on the Balance Sheets from "accumulated depreciation and amortization" to "regulatory liabilities" pursuant to SFAS No. 143 and SFAS No. 71, and will be disclosed in the table above, when such study is completed during fiscal year 2006.

         NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2005 exceeded the LIFO cost by $103.0 million and at September 30, 2004 exceeded the LIFO cost by $6.5 million. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.
         REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenue at September 30, 2005 and 2004, for the Utility, was $11.4 million and $8.8 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at September 30, 2005 and 2004 were $4.8 million and $4.2 million, respectively.
         SM&P, LER and Laclede Group's other non-regulated subsidiaries record revenues when earned, either when the product is delivered or when services are performed.
         In the course of its business, Laclede Group's non-regulated marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER's fixed price energy contracts are designated as normal purchases and normal sales, as defined in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues are recorded using a gross presentation.
         PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT - The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Currently, the MoPSC allows Laclede Gas to adjust the gas cost component of its rates in order to better match customer billings with market natural gas prices. Currently, the tariffs allow scheduled gas cost adjustments in November, January, March and June. The MoPSC clarified that costs, cost reductions and carrying costs associated with the Utility's use of natural gas financial instruments are gas costs recoverable through the PGA mechanism.
         The provisions of the PGA Clause also include operation of the gas supply cost management program, whereby Laclede Gas is permitted to share in certain costs savings related to its natural gas procurement activities.
         Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs, cost reductions, and carrying costs associated with the use of financial instruments), and amounts due to or from customers related to the operation of the gas supply cost management program are reflected as a deferred charge or credit until fiscal year end. At that time, the balance is classified as a current asset or liability and is recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.
         INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. The provision for current income taxes reflects the tax treatment of these items. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies.
         Laclede Gas' investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.
         CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value.
         EARNINGS PER COMMON SHARE - Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company had outstanding at September 30, 2005 were stock options and unvested restricted stock. The diluted weighted average shares outstanding, as shown in Note 5, reflects the potential dilution as a result of these stock options and unvested restricted stock as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per share.
         STOCK-BASED COMPENSATION - The Laclede Group Equity Incentive Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Incentive Plan is to provide a more competitive compensation program and to attract and retain those executives and other key employees essential to achieve the Company's strategic objectives. To accomplish this purpose, the Compensation Committee of the board of directors may grant awards under the Equity Incentive Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the Equity Incentive Plan, key employees of the Company and its subsidiaries, as determined by the sole discretion of the administrator, will be eligible to receive (a) restricted shares of common stock, (b) performance awards,
(c) stock options exercisable into shares of common stock, (d) stock appreciation rights, and (e) stock units, as well as any other stock-based awards not inconsistent with the Equity Incentive Plan. Each award under the Equity Incentive Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Incentive Plan may not exceed 1,250,000.
         During fiscal year 2004, the Company granted 1,500 shares of restricted stock at a weighted average fair value of $28.85 per share. These shares have restrictions on vesting, sale and transferability. The restrictions lapse with the passage of time. The Company held the certificates for restricted stock until the shares fully vested in November 2005. In the interim, the participant received full dividends and voting rights. Restricted stock awards are recorded at the market value on the date of the grant. Compensation cost charged against income for the twelve months ended September 30, 2005 and September 30, 2004 was approximately $13,000, and $12,000 respectively, net of tax effects.
         During the twelve months ended September 30, 2005, the Company granted 234,000 non-qualified stock options to employees at an exercise price of $30.95 per share. These options were not exercisable before November 4, 2005. During the twelve months ended September 30, 2004, the Company granted 224,000 non-qualified stock options at an exercise price of $28.85 per share. These options were not exercisable before November 8, 2004. During the twelve months ended September 30, 2003, the Company granted 221,500 non-qualified stock options at an exercise price of $23.27 per share. These options were not exercisable before February 6, 2004. The stock options vest one-fourth each year for four years after the date of the grant. The Company accounts for the Equity Incentive Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation expense has been recognized in net income, as all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company's stock on the date of the grant.
         Stock option activity for the years ended September 30, 2005, September 30, 2004, and September 30, 2003 is presented below:

                                                                                 Weighted Average
                                                           Shares                 Exercise Price
          Outstanding at October 1, 2002                         -                         -

          Granted                                          221,500                    $23.27
          Exercised                                              -                         -
          Forfeited                                        (12,500)                    23.27

          Outstanding at September 30, 2003                209,000                    $23.27

          Exercisable at September 30, 2003                      -                         -

          Granted                                          224,000                    $28.85
          Exercised                                        (34,050)                    23.27
          Forfeited                                         (5,750)                    24.24

          Outstanding at September 30, 2004                393,200                    $26.43

          Exercisable at September 30, 2004                 17,200                    $23.27

          Granted                                          234,000                    $30.95
          Exercised                                        (59,700)                    24.91
          Forfeited                                         (6,250)                    27.96

          Outstanding at September 30, 2005                561,250                    $28.46

          Exercisable at September 30, 2005                 63,750                    $26.60

         Exercise prices of options outstanding at September 30, 2005 range from $23.27 to $30.95. The weighted-average contractual life of these options is 8.3 years. The closing price of the Company's common stock was $32.49 at September 30, 2005.
         If compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share of common stock would have been reduced to the amounts shown in the following table. The weighted-average fair value of options granted during the twelve months ended September 30, 2005, 2004, and 2003 is $6.73 per option, $6.22 per option, and $4.33 per option respectively. The estimated fair value of options would be amortized to expense over the options' vesting period and restricted stock would be expensed on the grant date.

          (Thousands, Except Per Share Amounts)           2005        2004        2003
          ------------------------------------------------------------------------------
          Net income applicable to
             common stock, as reported                  $40,070     $36,056     $34,585

          Deduct: Total stock-based
           employee compensation expense
           determined under the fair value
           based method for all awards,
           net of tax effects                               547         343          93
                                                     -----------------------------------

          Pro forma net income
           applicable to common stock                   $39,523     $35,713     $34,492
                                                     ===================================

          Earnings per share:
          Basic - as reported                             $1.90       $1.82       $1.82
          Diluted - as reported                           $1.90       $1.82       $1.82
          Basic - pro forma                               $1.87       $1.80       $1.81
          Diluted - pro forma                             $1.87       $1.80       $1.81

         The fair value of the options granted during the twelve months ended September 30, 2005, September 30, 2004, and September 30, 2003 was estimated at the date of grant using a binomial option-pricing model with the following assumptions:


                                                             2005              2004              2003
                                                     ---------------------------------------------------
          Risk free interest rate                             4.10%             4.30%             4.00%
          Expected dividend yield of stock                    4.40%             4.60%             5.70%
          Expected volatility of stock                       25.00%            25.00%            25.00%
          Expected life of option                         96 months         96 months         96 months


         NEW ACCOUNTING STANDARDS - In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this Statement to have a material effect on the financial position or results of operations of the Company.
         In December 2004, the FASB issued SFAS No. 123 (revised 2004) (123(R)), "Share-Based Payment." This Statement is a revision to SFAS No. 123, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Through fiscal year 2005, the Company accounted for its Equity Incentive Plan in accordance with APB Opinion No. 25, and provided pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123. SFAS No. 123(R) was to be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) amended the compliance date to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year. The Company will implement the provisions of this Statement on a modified prospective basis effective October 1, 2005. The Company does not expect the adoption of this Statement to have a material effect on the financial position or results of operations of the Company.
         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this Statement had no effect on the financial position or results of operations of the Company.
         In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," should be accounted for. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the provisions of this Interpretation.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. This Statement is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the provisions of this Statement.
         RECLASSIFICATION - Certain prior-period amounts have been reclassified to conform to current-period presentation.


2. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans
-------------

         Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee's compensation during the last three years of employment. Pension cost in 2005, 2004 and 2003 amounted to $4.5, $4.5 and $2.2 million, respectively, including amounts recorded in construction.

         The net periodic pension costs include the following components:

          (Thousands)                                                  2005        2004        2003
          --------------------------------------------------------------------------------------------
          Service cost - benefits earned
             during the period                                       $ 11,196    $ 11,107    $  9,060
          Interest cost on projected
             benefit obligation                                        15,977      16,231      16,600
          Expected return on plan assets                              (21,164)    (22,499)    (22,601)
          Amortization of transition obligation                             -           -        (236)
          Amortization of prior service cost                            1,234       1,324       1,392
          Amortization of actuarial loss                                2,921       3,803       1,338
                                                                   -----------------------------------
            Sub-Total                                                $ 10,164    $  9,966    $  5,553
          Loss on lump-sum settlement                                       -       8,109         273
          Regulatory adjustment                                        (5,635)    (13,583)     (3,582)
                                                                   -----------------------------------

          Net pension cost                                           $  4,529    $  4,492    $  2,244
                                                                   ===================================

         Effective with the implementation of rates (from the 1999 rate case) on December 27, 1999, the Commission authorized amounts that were deferred pursuant to provisions in previous rate cases to be included in rates without return on investment and amortized over a fifteen-year period.
         The return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period beginning October 1, 2002. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants.
         Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be paid in the form of lump-sum cash payments. Lump-sum payments are recognized as settlements only if the total of such payments exceeds 100% of the sum of service and interest costs. There were no lump-sum payments recognized as settlements in fiscal year 2005. Lump-sum payments recognized as settlements totaled $32.7 million and $0.5 million in fiscal years 2004 and 2003, respectively.
         Changes in the minimum pension liability resulted in charges/(credits) to Other Comprehensive Income of $4.3 million in fiscal year 2005, $(0.7) million in fiscal year 2004, and $5.1 million in fiscal year 2003.
         In the Utility's 2002 rate case, the Commission ordered that the recovery in rates for qualified pension plans is based on the ERISA minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3.4 million effective July 1, 2003. The difference between this amount and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

         The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation recognized in the Consolidated Balance Sheets at September 30:

          (Thousands)                                                        2005         2004
          ---------------------------------------------------------------------------------------
          Benefit obligation at beginning of year                          $252,583     $268,439
          Service cost                                                       11,196       11,107
          Interest cost                                                      15,977       16,231
          Plan amendments                                                         -          (55)
          Actuarial (gain) loss                                              70,732       (2,825)
          Settlements                                                             -      (32,677)
          Gross benefits paid                                               (23,286)      (7,637)
                                                                         ------------------------

          Benefit obligation at end of year                                $327,202     $252,583
                                                                         ========================

          Accumulated benefit obligation at end of year                    $261,921     $199,819

         The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:

          (Thousands)                                                                   2005         2004
          --------------------------------------------------------------------------------------------------
          Fair value of plan assets at beginning of year                              $259,478     $274,542
          Actual return on plan assets                                                  36,238       24,980
          Employer contributions                                                           352          270
          Settlements                                                                        -      (32,677)
          Gross benefits paid                                                          (23,286)      (7,637)
                                                                                   ------------ ------------
          Fair value of plan assets at end of year                                    $272,782     $259,478
                                                                                   ------------ ------------

          Funded status at end of year                                                $(54,420)    $  6,896
          Unrecognized net actuarial loss                                              118,263       65,525
          Unrecognized prior service cost                                               14,650       15,884
          Fourth quarter contribution adjustment                                            56           56
                                                                                   -------------------------
          Net amount recognized at end of year                                        $ 78,549     $ 88,361
                                                                                   =========================

          Amounts recognized in the Consolidated Balance Sheets consist of:
          Prepaid pension cost                                                        $ 80,232     $ 88,607
          Accrued benefit liability                                                    (11,509)      (5,827)
          Intangible asset                                                                 633          691
          Regulatory adjustment                                                          7,356        4,286
          Accumulated other comprehensive income                                         1,837          604
                                                                                   -------------------------
          Net amount recognized at end of year                                        $ 78,549     $ 88,361
                                                                                   =========================

         The pension benefit obligation and the fair value of plan assets are based on a June 30 measurement date.
         The assumptions used to calculate net periodic pension costs are as follows:

                                                                            2005        2004        2003
         ----------------------------------------------------------------------------------------------------
         Weighted average discount rate                                     6.25%       6.00%       7.25%
         Weighted average rate of future compensation increase              3.25%       3.00%       4.00%
         Expected long-term rate of return on plan assets                   8.50%       8.50%       8.50%

         The weighted average discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long-term assumption that generally does not change annually.

         The assumptions used to calculate the benefit obligations are as follows:

                                                                            2005        2004
         ----------------------------------------------------------------------------------------
         Weighted average discount rate                                     5.00%       6.25%
         Weighted average rate of future compensation increase              3.00%       3.25%

         Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

         (Thousands)                                                          2005         2004
         ----------------------------------------------------------------------------------------
         Projected benefit obligation                                       $327,202     $25,026
         Fair value of plan assets                                           272,782      15,034

         Accumulated benefit obligation                                       27,686      22,139
         Fair value of plan assets                                            14,774      15,034

         Following are the targeted and actual plan assets by category:

                                                                       2006      2005      2004
                                                                      Target    Actual    Actual
          --------------------------------------------------------------------------------------
          Equity Securities                                             50%       50%       51%
          Debt Securities                                               50%       50%       49%
                                                                   --------- --------- ---------
          Total                                                        100%      100%      100%

         Laclede Gas' investment policy is designed to preserve, to the extent possible, the current funded status of the plan and minimize contributions to the trusts. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas' tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored.
         Laclede Gas' current investment policy targets an asset allocation of 50% to equity securities and 50% to debt securities (including short-term securities held for the purpose of making benefit payments). Laclede Gas generally rebalances quarterly if the actual allocation deviates from the target allocation by more than 2%.
         Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

                                                                     Pensions      Pensions
                                                                       from          from
                                                                     Qualified      Laclede
          (Millions)                                                   Trust       Gas Funds
          -----------------------------------------------------------------------------------
          2006                                                        $ 15.6         $ .3
          2007                                                          13.8           .4
          2008                                                          14.4           .4
          2009                                                          17.2           .5
          2010                                                          19.2           .5
          2011 - 2015                                                  136.8          2.9

         The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2006 are anticipated to be $0.7 million into the qualified trusts, and $0.3 million into the non-qualified plans.


Postretirement Benefits
-----------------------

         Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The unrecognized transition obligation is being amortized over 20 years. Postretirement benefit costs in 2005, 2004 and 2003 amounted to approximately $8.0 million, $7.9 million, and $7.8 million, respectively, including amounts charged to construction.

         Net periodic postretirement benefit costs consisted of the following components:

          (Thousands)                                              2005       2004        2003
          ---------------------------------------------------------------------------------------
          Service cost - benefits earned
            during the period                                    $ 3,379     $ 3,175     $ 2,758
          Interest cost on accumulated
            postretirement benefit obligation                      3,303       3,202       3,661
          Expected return on plan assets                          (1,274)       (836)       (937)
          Amortization of transition
            obligation                                               578       1,059       1,267
          Amortization of prior service cost                         (32)        (32)        328
          Amortization of actuarial loss                             868         697         415
          Regulatory adjustment                                    1,181         658         301
                                                              -----------------------------------
          Net postretirement benefit cost                        $ 8,003     $ 7,923     $ 7,793
                                                              ===================================

         Effective with the implementation of rates (from the 1999 rate case) on December 27, 1999, the Commission authorized amounts that were deferred pursuant to provisions in previous rate cases, to be included in rates without return on investment and amortized over a fifteen-year period.
         The return on plan assets is based on market related value of plan assets implemented prospectively over a four-year period beginning October 1, 2002. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Pursuant to Commission order, the recovery in rates for postretirement benefit cost includes amortization of unrecognized gains or losses based on the most recent five-year average of the unrecognized gain or loss balance, amortized over a five-year period. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

         The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

          (Thousands)                                                      2005        2004
          ------------------------------------------------------      -----------------------
          Benefit obligation at beginning of year                        $51,735     $52,508
          Service cost                                                     3,379       3,175
          Interest cost                                                    3,303       3,202
          Plan amendments                                                 (2,069)     (4,323)
          Actuarial loss                                                   7,942       2,577
          Gross benefits paid                                             (6,646)     (5,404)
                                                                      -----------------------
          Benefit obligation at end of year                              $57,644     $51,735
                                                                      =======================

         The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:

          (Thousands)                                                 2005         2004
          --------------------------------------------------------------------------------
          Fair value of plan assets at beginning of year            $ 16,976     $ 14,254
          Actual return on plan assets                                 1,078          802
          Employer contributions                                       7,363        7,324
          Gross benefits paid                                         (6,646)      (5,404)
                                                                 -------------------------
          Fair value of plan assets at end of year                  $ 18,771     $ 16,976
                                                                 -------------------------

          Funded status at end of year                              $(38,872)    $(34,759)
          Unrecognized net actuarial loss                             25,849       18,579
          Unrecognized prior service cost                               (272)        (245)
          Unrecognized net transition obligation                       2,599        5,188
                                                                 -------------------------
          Net amount recognized at end of year
            as postretirement benefit cost                          $(10,696)    $(11,237)
                                                                 =========================

         The accumulated postretirement benefit obligation and the fair value of plan assets are based on a June 30 measurement date.

         The assumptions used to calculate net periodic postretirement benefit costs are as follows:

                                                                           2005      2004     2003
         --------------------------------------------------------------------------------------------
         Weighted average discount rate                                    6.25%     6.00%    7.25%
         Weighted average rate of future compensation increase             3.25%     3.00%    4.00%
         Expected long-term rate of return on plan assets                  8.50%     8.50%    8.50%
         Medical cost trend rate (initial)                                 9.00%     7.00%    8.00%
         Medical cost trend rate (ultimate)                                5.00%     5.00%    5.00%

         The weighted average discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long-term assumption that generally does not change annually.

         The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

                                                                            2005        2004
         --------------------------------------------------------------------------------------
         Weighted average discount rate                                     5.00%       6.25%
         Weighted average rate of future compensation increase              3.00%       3.25%
         Medical cost trend rate (initial)                                  8.00%       9.00%
         Medical cost trend rate (ultimate)                                 5.00%       5.00%

         The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

         (Thousands)                                                      1% Increase  1% Decrease
         ------------------------------------------------------------------------------------------
         Effect on net periodic benefit cost                                   $  480     $  (450)
         Effect on accumulated postretirement benefit obligation                1,700      (1,630)

         Following are the targeted and actual plan assets by category:

                                                                      2006      2005      2004
                                                                     Target    Actual    Actual
         --------------------------------------------------------------------------------------
         Equity Securities                                             50%       50%       53%
         Debt Securities                                               50%       50%       47%
                                                                  --------- --------- ---------
         Total                                                        100%      100%      100%

         Missouri state law provides for the recovery in rates of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees' Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. Laclede Gas' investment policy seeks to maximize investment returns consistent with Laclede Gas' tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas' current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short-term securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is continually rebalanced to the target allocation.
         Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

                                                                   Benefits Paid   Benefits Paid
                                                                  from Qualified   from Laclede
          (Millions)                                                  Trusts         Gas Funds
          ----------------------------------------------------------------------------------------
          2006                                                        $ 4.6            $ .4
          2007                                                          4.7              .4
          2008                                                          4.8              .4
          2009                                                          4.7              .4
          2010                                                          4.9              .4
          2011 - 2015                                                  28.5             2.2

         Laclede Gas' funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to SFAS No. 106 as recovered in rates. Contributions to the postretirement plans in fiscal year 2006 are anticipated to be $8.2 million to the qualified trusts, and $0.6 million paid directly to participants from Laclede Gas funds.


Other Plans
-----------

         Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to approximately $2.9 million per year for fiscal years 2005, 2004 and 2003.


SM&P Utility Resources, Inc.
----------------------------

         SM&P maintains a defined benefit plan for selected employees. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan was $38,000 for fiscal years 2005 and 2004, and $62,000 for fiscal year 2003. The net liability recognized under the plan was $427,000, $389,000, and $351,000 at September 30, 2005, 2004 and
2003, respectively.
         SM&P sponsors defined contribution plans which cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. The Company provides a match of such contributions within specific limits. The cost of the defined contribution plans of SM&P amounted to $0.5 million, $0.7 million and $0.6 million, respectively, for the fiscal years 2005, 2004 and 2003.


3. GAS SUPPLY COST MANAGEMENT

         In the 2002 rate case, the MoPSC approved a new plan applicable to the management of the Utility's gas supply commodity costs under which it may retain up to 10% of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. Laclede Gas achieved approximately $3.5 million in pre-tax income under the plan during fiscal year 2003, but did not record any income under the plan during fiscal year 2004 or fiscal year 2005. Income recorded under the plan is included in the Regulated Gas Distribution Operating Revenues on the Statements of Consolidated Income.


4. FINANCIAL INSTRUMENTS

         In the course of its business, Laclede Group's non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2005, LER's open positions were not material to Laclede Group's financial position or results of operations.

         Settled and open futures positions were as follows at September 30, 2005:

                                                                                            Average
                                                                                MMBtu      Price per
                                                           Position Month    (millions)      MMBtu
                                                           --------------    ----------      -----
         Settled short positions                            October 2005         .42        $ 6.95
         Settled long positions                             October 2005         .30          6.39

         Open short futures positions                      November 2005         .63          8.10
                                                           December 2005         .71         10.02
                                                            January 2006         .25          7.26
                                                           February 2006         .04          7.23
                                                             April 2006          .98          7.64

         Open long futures positions                       February 2006         .16         13.86

         The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $10.7 million of pre-tax net unrealized losses on cash flow hedging derivative instruments at September 30, 2005 will be reclassified into the Consolidated Statement of Income during fiscal year 2006. The ineffective portions of these hedge instruments are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $2.0 million in fiscal year 2005, primarily due to the impact of recent hurricanes on natural gas prices at certain locations. The amount of ineffectiveness recognized in fiscal years 2004 and 2003 was not material. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.


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

          (Thousands, Except Per Share Amounts)                    2005      2004      2003
                                                                 -----------------------------
          Basic EPS:
          Net Income Applicable to Common Stock                   $40,070   $36,056   $34,585

          Weighted-Average Shares Outstanding                      21,080    19,783    19,022
          Earnings Per Share of Common Stock                        $1.90     $1.82     $1.82

          Diluted EPS:
          Net Income Applicable to Common Stock                   $40,070   $36,056   $34,585

          Weighted-Average Shares Outstanding                      21,080    19,783    19,022
          Dilutive Effect of Employee Stock
           Options, Restricted Stock                                   40        22         7
                                                                 -----------------------------
          Weighted-Average Diluted Shares                          21,120    19,805    19,029
                                                                 =============================

          Earnings Per Share of Common Stock                        $1.90     $1.82     $1.82


6. COMMON STOCK AND PAID-IN CAPITAL

         Total shares of common stock outstanding were 21.17 million and
20.98 million at September 30, 2005 and 2004, respectively.
         Paid-in capital increased $5.4 million in 2005 due to the issuance of 131,144 shares of common stock under the Dividend Reinvestment Plan and 59,700 shares of common stock under the Equity Incentive Plan.
         In May 2004, Laclede Group issued 1.725 million shares of common stock through a public stock offering. Also in fiscal year 2004, Laclede Group issued 138,213 shares of common stock under its Dividend Reinvestment Plan and 35,550 shares of common stock under its Equity Incentive Plan. Paid-in capital increased $47.6 million in 2004 as a result of these issuances.
         On August 23, 2001, Laclede Group declared a dividend of one preferred share purchase right for each outstanding share of common stock as of October 1, 2001. Each preferred share purchase right entitles the registered holder to purchase from Laclede Group one one-hundredth of Series A junior participating preferred stock for a purchase price of $90, subject to adjustment. The value of one one-hundredth of a preferred share purchasable upon the exercise of each right should, because of the nature of the preferred shares' dividend, liquidation and voting rights, approximate the value of one common share. The rights expire on October 1, 2011 and may be redeemed by Laclede Group for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock until ten business days after (i) public announcement that a person or group has acquired beneficial ownership of 20% or more of the common stock, or (ii) commencement, or announcement of an intention to make, a tender offer or exchange for beneficial ownership of 20% or more of the common stock. Following the former event, a right will entitle its holder to purchase, for the purchase price, the number of shares equal to the purchase price divided by one-half of the market price. Alternatively, Laclede Group may exchange each right for one one-hundredth of a preferred share. A total of 21.17 million rights were outstanding on September 30, 2005.
         Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3,

$362.4 million remain registered and unissued as of September 30, 2005. Laclede Group issued 1.725 million shares of common stock in May 2004 under this registration. The net proceeds of approximately $44.7 million from this sale were used to make a capital contribution to Laclede Gas. Laclede Gas used the contribution to reduce short-term borrowings and for general corporate purposes. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.


7. REDEEMABLE PREFERRED STOCK

         The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Laclede Gas board of directors. The redemption price is equal to par of $25.00 a share.
         During 2005 and 2004, 3,948 shares and 221 shares of 5% Series B preferred stock were reacquired, respectively.
         Any default in a sinking fund payment must be cured before Laclede Gas may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the next five years subsequent to September 30, 2005 are $0.1 million in 2006 and $0.2 million in 2007 through 2010.


8. LONG-TERM DEBT & LONG-TERM DEBT TO UNCONSOLIDATED AFFILIATE TRUST

         Maturities on long-term debt, including current portion, for the five fiscal years subsequent to September 30, 2005 are as follows:

         2006   $40 million
         2007    -
         2008   $40 million
         2009    -
         2010    -

         In April 2004, Laclede Gas issued $50 million principal amount of First Mortgage Bonds, 5 1/2% Series due May 1, 2019 and $100 million principal amount of First Mortgage Bonds, 6% Series due May 1, 2034. The net proceeds of approximately $147.9 million from this issuance were used to repay short-term debt and to call at par the $50 million principal amount of 6 5/8% Series First Mortgage Bonds in June 2004. The proceeds were also used to pay at maturity $25 million principal amount of Laclede Gas' 8 1/2% First Mortgage Bonds in November 2004.
         As of September 30, 2005, $120 million of the Laclede Gas shelf registration on Form S-3 remained registered and unissued. The original MoPSC authorization for issuing securities registered on Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt and equity securities and receive capital contributions through October 31, 2006. The remaining MoPSC authorization is $62.4 million, reflecting capital contributions that have been made by Laclede Group to Laclede Gas under this authority through September 2005. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.
         Substantially all of the utility plant of Laclede Gas is subject to the liens of its mortgage. Its mortgage contains provisions that restrict retained earnings from declaration or payment of cash dividends. As of September 30, 2005 and 2004, all of the retained earnings of Laclede Gas were free from such restrictions.


9. NOTES PAYABLE AND CREDIT AGREEMENTS

         In September 2004, Laclede Gas renewed its syndicated line of credit for a term of five years and increased the amount of the line to $285 million from $250 million. The Utility has supplemental 364-day lines totaling $15 million through April 2006.
         Laclede Gas issues commercial paper that is supported by the bank lines of credit. During fiscal year 2005, the Utility's short-term borrowing requirements, which peaked at $186.6 million, were met by the sale of commercial paper. Laclede Gas had $63.6 million in commercial paper outstanding as of September 30, 2005, at a weighted average interest rate of 3.8% per annum, and $71.4 million outstanding as of September 30, 2004, at a weighted average interest rate of 1.9% per annum.
         Most of Laclede Gas' lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2005, total debt was 54% of total capitalization. For the fiscal year ended September 30, 2005, EBITDA was 3.53 times interest expense.

         Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $40 million working capital line of credit expiring in August 2008, to meet short-term liquidity needs of its subsidiaries. This line of credit replaces a $20 million line that was scheduled to expire in June 2006. It has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company's total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. This ratio stood at 52% on September 30, 2005. This line has been used to provide letters of credit totaling $1.5 million on behalf of SM&P Utility Resources, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. The maximum balance outstanding during fiscal year 2005 was $7.0 million, which was the balance outstanding on September 30, 2005.


10. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and estimated fair values of financial instruments at September 30, 2005 and 2004 are as follows:


                                                                             Carrying    Fair
          (Thousands)                                                         Amount     Value
          ---------------------------------------------------------------------------------------
          2005:
            Cash and cash equivalents                                        $  6,013   $  6,013
            Investment in unconsolidated affiliate trust                        1,400      1,400
            Short-term debt                                                    70,605     70,605
            Long-term debt, including current portion                         334,033    365,144
            Redeemable preferred stock, including current sinking fund
              requirements                                                      1,009      1,009
            Long-term debt to unconsolidated affiliate trust                   46,400     48,380

          2004:
            Cash and cash equivalents                                        $ 13,854   $ 13,854
            Investment in unconsolidated affiliate trust                        1,400      1,400
            Short-term debt                                                    71,380     71,380
            Long-term debt, including current portion                         358,936    393,735
            Redeemable preferred stock, including current sinking fund
              requirements                                                      1,253      1,253
            Long-term debt to unconsolidated affiliate trust                   46,400     49,910

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


11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the Consolidated Balance Sheets at September 30 were as follows:

                                             Net Unrealized Gains
                                            (Losses) on Cash Flow     Minimum Pension
                                                    Hedges          Liability Adjustment        Total
                                          --------------------------------------------------------------
Balance, September 30, 2003                        $   502               $  (582)             $    (80)
Current-period change                               (1,738)                  211                (1,527)
                                          --------------------------------------------------------------
Balance, September 30, 2004                         (1,236)                 (371)               (1,607)
Current-period change                               (5,340)                 (756)               (6,096)
                                          --------------------------------------------------------------
Balance, September 30, 2005                        $(6,576)              $(1,127)             $ (7,703)
                                          ==============================================================

12. INCOME TAXES

         The net provisions for income taxes charged during the years ended September 30, 2005, 2004 and 2003 are as follows:

          (Thousands)
          ----------------------------------------------------------------------------
          Years Ended September 30                          2005      2004      2003
          ----------------------------------------------------------------------------
          Included in Statements of
           Consolidated Income:
              Federal
                Current                                   $17,346   $ 3,606   $ 2,166
                Deferred                                      533    13,062    13,741
                Investment tax credit
                   adjustments - net                         (332)     (305)     (313)
              State and local
                Current                                     2,991        89     1,074
                Deferred                                      223     2,812     1,984
                                                         -----------------------------
                                            Total         $20,761   $19,264   $18,652
                                                         =============================

         The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:


                                                              2005       2004      2003
                                                         ---------------------------------
          Federal income tax statutory rate                   35.0%      35.0%     35.0%
          State and local income taxes,
             net of federal income tax benefits                3.4        3.4       3.7
          Certain expenses capitalized on books
             and deducted on tax return                       (3.2)      (3.1)     (2.9)

          Other items - net                                   (1.1)      (0.5)     (0.8)
                                                         ---------------------------------
          Effective income tax rate                           34.1%      34.8%     35.0%
                                                         =================================

         The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

          (Thousands)                                        2005         2004
          -----------------------------------------------------------------------
          Deferred tax assets:
             Reserves not currently deductible             $ 21,895     $ 21,508
             Unamortized investment tax credits               2,945        3,154
             Other                                           11,332        6,330
                                                         ------------------------
               Total deferred tax assets                     36,172       30,992

          Deferred tax liabilities:
             Relating to property                           169,145      159,326
             Pension                                         32,112       38,904
             Deferred gas costs                               4,697        5,589
             Other                                           18,276       15,478
                                                         ------------------------
               Total deferred tax liabilities               224,230      219,297

          Net deferred tax liability                        188,058      188,305
          Net deferred tax asset (liability) - current       (1,822)       1,321
                                                         ------------------------
          Net deferred tax liability - non-current         $186,236     $189,626
                                                         ========================


13. OTHER INCOME AND INCOME DEDUCTIONS - NET

          (Thousands)                                           2005       2004      2003
          ---------------------------------------------------------------------------------
          Non-recurring investment gains                      $   540    $ 1,947    $  816
          Allowance for funds used during construction           (100)      (123)     (107)
          Other income                                          2,150      1,561     1,024
          Other income deductions                                (984)       250      (598)
                                                            -------------------------------
          Other income and (income deductions) - net          $ 1,606    $ 3,635    $1,135
                                                            ===============================

         Laclede Gas recorded the receipt of proceeds totaling $0.5 million, $1.9 million and $0.8 million during fiscal years 2005, 2004 and 2003, respectively, related to its interest, as a policy holder, in the sale of a mutual insurance company. These proceeds represent initial distributions relating to certain policies held by the Utility. Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company.


14. INFORMATION BY OPERATING SEGMENT

         The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.0 million, including the City of St. Louis, St. Louis County, and parts of eight other counties. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in the nine-state footprint from Michigan to Texas. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days' notice. Also, SM&P's customers are primarily in the utility and telecommunication sector and, as such, SM&P's results are influenced by construction seasonality and trends. The Non-Regulated Gas Marketing segment includes the results of LER, a wholly owned subsidiary of Laclede Group. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five wholly owned subsidiaries, plus Laclede Energy Services, Inc. (LES), a wholly owned subsidiary of Laclede Group that became operational on May 1, 2002 and was dissolved on April 14, 2003. LES performed administrative gas supply and risk management services. The dissolution of LES had no material effect on the financial position or results of operations of Laclede Group. The results of LES' operations (while active) are included in Laclede Group's Consolidated Financial Statements. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.

                                 Regulated Gas   Non-Regulated  Non-Regulated  Non-Regulated
          (Thousands)            Distribution      Services     Gas Marketing      Other     Eliminations Consolidated
                             ------------------------------------------------------------------------------------------
    FISCAL 2005
    Revenues from
       external customers         $  950,467      $ 141,118      $ 435,817       $  2,885    $       -    $1,530,287
    Intersegment
      revenues                        27,728            360         33,742          4,915            -        66,745
                             ------------------------------------------------------------------------------------------
    Total operating
       revenues                      978,195        141,478        469,559          7,800            -     1,597,032
                             ------------------------------------------------------------------------------------------
    Depreciation &
       amortization                   23,036              -*             -              -**          -        23,036
    Interest charges                  26,911          3,430            148            398         (338)       30,549
    Income tax
       expense                        14,561          3,463          2,763            (26)           -        20,761
    Net income
       applicable to
       common stock                   30,594          5,006          4,378             92            -        40,070
    Total assets                   1,224,947         70,213         79,440         46,252      (35,779)    1,385,073
    Capital
       expenditures                   54,621          5,415              -            167            -        60,203

    FISCAL 2004
    Revenues from
       external customers         $  865,946      $ 103,885      $ 250,013       $  3,386    $       -    $1,223,230
    Intersegment
      revenues                         2,959            354         20,315          3,462            -        27,090
                             ------------------------------------------------------------------------------------------
    Total operating
       revenues                      868,905        104,239        270,328          6,848            -     1,250,320
                             ------------------------------------------------------------------------------------------
    Depreciation &
       amortization                   22,385              -*             -              -**          -        22,385
    Interest charges                  25,202          3,488             75            477         (428)       28,814
    Income tax
       expense                        16,508            625          1,896            235            -        19,264
    Net income
       applicable to
       common stock                   32,063            650          3,021            322            -        36,056
    Total assets                   1,154,365         58,466         33,971         33,830      (15,337)    1,265,295
    Capital
       expenditures                   49,130          1,701              -            478            -        51,309

    FISCAL 2003
    Revenues from
      external customers          $  771,334      $  99,820      $ 143,226       $  3,984    $       -    $1,018,364
    Intersegment
      revenues                         3,438            348         20,635          7,624          (79)       31,966
                             ------------------------------------------------------------------------------------------
    Total operating
      revenues                       774,772        100,168        163,861         11,608          (79)    1,050,330
                             ------------------------------------------------------------------------------------------
    Depreciation &
      amortization                    22,229              -*             -              -**          -        22,229
    Interest charges                  23,921          2,995             43            420         (408)       26,971
    Income tax
     expense/(benefit)                18,009         (1,652)         1,819            476            -        18,652
    Net income/(loss)
      applicable to
      common stock                    34,277         (3,262)         2,889            681            -        34,585
    Total assets                   1,111,503         58,640         36,655         49,396      (53,396)    1,202,798
    Capital
      expenditures                    49,926          1,179              -              7            -        51,112

 * Depreciation & amortization for Non-Regulated Services is included in Non-Regulated - Services Operating Expenses on the Statements of Consolidated Income (2005, $3.3 million; 2004, $3.5 million; 2003, $3.2 million).
** Depreciation & amortization for Non-Regulated Other is included in the Non-Regulated - Other Operating Expenses on the Statements of Consolidated Income (2005, $0.3 million; 2004, $0.2 million; 2003, $0.2 million).

          In November 2002, two customers notified SM&P that, due to actions they had taken to address workforce management issues, they did not intend to continue to outsource certain functions, which included locating services provided by SM&P, after February and March 2003. One of these customers notified SM&P in January 2003 that it would continue to outsource a portion of its locating services provided by SM&P beyond that timeframe. In connection with the reduction in work from these customers, SM&P made reductions in the required levels of personnel, facilities and equipment, for which the Company recorded an after-tax charge of approximately $1.0 million, all of which was expensed during the quarter ended March 31, 2003. Beginning in 2004 and continuing into 2005, SM&P has not only regained most of the previously withdrawn work, but has also gained new business with these customers. Revenue from these customers totaled approximately $59 million, $29 million and $29 million for fiscal years 2005, 2004 and fiscal year 2003, respectively.


15. COMMITMENTS AND CONTINGENCIES

         Laclede Gas estimates fiscal year 2006 utility capital expenditures at approximately $57 million. Fiscal year 2006 capital expenditures for non-regulated subsidiaries are estimated at approximately $7 million. There are no material contractual commitments at September 30, 2005 related to these estimated capital expenditures.
         The lease agreement covering the general office space of Laclede Gas extends through February 2010 with options to renew for up to 10 additional years. The aggregate rental expense for fiscal years 2005, 2004 and 2003 was $865,000, $856,000 and $847,000, respectively. The annual minimum rental payment for fiscal year 2006 is anticipated to be approximately $874,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2010. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $2.4 million in fiscal year 2006, $2.1 million in fiscal year 2007, $1.5 million in fiscal year 2008, $0.9 million in fiscal year 2009, and $0.4 million in fiscal year 2010. Laclede Gas and LER have entered into various contracts, expiring on dates through 2011, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2005 are estimated at approximately $548 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $88 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers these costs from customers in accordance with the PGA Clause.
         On March 11, 2005, Laclede Gas signed a 15-year service agreement with Cellnet Technology, Inc., to install and operate an automated meter reading (AMR) system. Upon implementation, the Utility will pay Cellnet monthly for successful billing reads. AMR is designed to eliminate the need for Laclede, which has nearly 40 percent of its approximately 650,000 meters indoors, to gain physical access to meters in order to obtain monthly meter readings. Under the terms of the agreement, Cellnet will install and own the system as well as handle data collection, meter data delivery, and network operation and maintenance services. Installation of equipment on customer meters began in July 2005 and will take approximately two years to complete. The Cellnet AMR system employs a wireless fixed network with read devices that will be attached to existing Laclede Gas customer meters. Reads from each meter are transmitted to local network receivers and transferred to Laclede's customer billing system, resulting in the production of a bill.
         SM&P has several operating leases, the aggregate annual cost of which is approximately $8 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Upon acquisition of SM&P, Laclede Group assumed parental guarantees of certain of those vehicle leases. Laclede Group anticipates that the maximum guarantees will not exceed $22 million. SM&P also has lease agreements covering general office space extending through 2015 that resulted in rental expense for fiscal years 2005, 2004 and 2003 of $0.9 million, $0.8 million and $1.2 million, respectively. Payments will be $0.8 million in fiscal year 2006, $0.7 million in fiscal year 2007, $0.6 million in fiscal year 2008, $0.5 million in fiscal year 2009, and $0.4 million in fiscal year 2010.
         Laclede Group had guarantees totaling $11.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2005. Since that date, Laclede Group issued an additional $7.0 million in guarantees on behalf of LER, and $3.0 million expired, leaving $15.5 million in guarantees outstanding at November 18, 2005.
         A consolidated subsidiary is a general partner in an unconsolidated partnership, which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.5 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
         Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company's or Laclede Gas' financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs.
         Environmental issues have arisen in the past, and may arise in the future, associated with sites formerly owned or operated by Laclede Gas and/or its predecessor companies, including facilities at which manufactured gas operations took place. Laclede Gas has been advised of the existence of three former manufactured gas plant ("MGP") sites that may require remediation and has worked with federal and state environmental regulators to address two of the three sites.

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of September 30, 2005, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.
         Laclede Gas enrolled a second former MGP site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri. The City is exploring development options for the site. Laclede Gas also continues to evaluate options concerning this site. Laclede Gas currently estimates that the cost of site investigations, agency oversight and related legal and engineering consulting to be approximately $650,000. Laclede Gas has paid or reserved for these actions. Laclede Gas has requested that other former site owners and operators share in these costs. One party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.
         Laclede Gas has been advised that a third former MGP site may require remediation. Laclede Gas has not owned this site for many years. At this time, it is not known whether Laclede Gas will incur any costs in connection with environmental investigations of or remediation at the site, and if it does incur any such costs, what the amount of those costs would be.
         While the amount of future costs relative to the actions Laclede Gas has taken at the Shrewsbury site pursuant to the current agreement with state and federal regulators may not be significant, the amount of costs relative to future remedial actions regulators may require at the Shrewsbury site and at the other sites is unknown and may be material.
         Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the three MGP sites identified above. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas continues to seek reimbursement from them. In June 2005, an outside consultant retained by Laclede Gas completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from the insurers to the Company of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor and remediate these MGP sites from $5.8 million to $36.3 million. This analysis is based upon currently available facts, existing technology and presently enacted laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final determination of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. As of the date of this report, Laclede Gas has recorded all such costs. However, it is possible that future events may require some level of additional remedial activities that, in turn, would require Laclede Gas to record additional costs.
         Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, potential liabilities associated with remediating the MGP sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas or the Company.
         On June 28, 2002, the Staff of the MoPSC filed its recommendation in a proceeding established to review Laclede Gas' gas costs for fiscal year 2001. In its recommendation, the Staff proposed to disallow approximately $4.9 million in pre-tax gains achieved by Laclede Gas in its incentive-based Price Stabilization Program. This Program was discontinued at the end of the 2001-2002 heating season. Laclede Gas vigorously opposed the adjustment in proceedings before the MoPSC, including a formal hearing that was held on this matter in February 2003. Nevertheless, on April 29, 2003, the MoPSC decided by a 3-2 vote to disallow the $4.9 million in pre-tax gains achieved by Laclede Gas, and directed Laclede Gas to flow through such amount to its customers in its November 2003 PGA filing. Laclede Gas appealed the MoPSC's decision through various courts ultimately resulting in the Missouri Western District Court of Appeals reversing the Commission's decision on the grounds that it was unlawful and not supported by competent and substantial evidence on the record. Consistent with the Court of Appeals' decision, on April 7, 2005, the Commission issued its Order on Remand reversing its April 29, 2003 decision and directing that Laclede Gas be permitted to retain the $4.9 million. The Commission's Order on Remand is now final and unappealable. The return of the pre-tax gains, however, was previously recorded as income in the 2002 fiscal year, so the decision had no effect on the financial position or results of operations of the Company.
         SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group's acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims have been asserted in various proceedings, including one "opt-in" collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a ruling on February 27, 2004, in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity, until June 7, 2004, to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the employees to whom notice was sent, 966 joined this lawsuit within the opt-in deadline established by the court. The substantial majority of the plaintiffs are former employees. A limited number of individuals have attempted to opt-in after the court's deadline, while simultaneously, a limited number of plaintiffs have withdrawn from participation after having opted into the lawsuit. SM&P is vigorously contesting these claims, including opposition to this case ultimately proceeding as a collective action. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
         Laclede Group and its subsidiaries are involved in other litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


16. INTERIM FINANCIAL INFORMATION (UNAUDITED)

         In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2005 and 2004 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

         (Thousands, Except Per Share Amounts)
         -------------------------------------     -----------    ----------    ----------    -----------
          Three Months Ended                         Dec. 31       March 31      June 30       Sept. 30
         -------------------------------------     -----------    ----------    ----------    -----------
         2005
         Total operating revenues                    $442,485      $576,555      $311,327       $266,665
         Operating income (loss)                       31,965        42,974        15,496           (606)
         Net income (loss) applicable to
          common stock                                 16,617        22,443         6,098         (5,088)
         Earnings (loss) per share of
          common stock                                   $.79         $1.07          $.29          $(.24)


         -------------------------------------     -----------    ----------    ----------    -----------
          Three Months Ended                         Dec. 31       March 31      June 30       Sept. 30
         -------------------------------------     -----------    ----------    ----------    -----------
         2004
         Total operating revenues                    $332,637      $474,955      $245,060       $197,668
         Operating income (loss)                       31,394        38,459        13,555         (2,847)
         Net income (loss) applicable to
          common stock                                 16,591        21,540         3,747         (5,822)
         Earnings (loss) per share
          of common stock                                $.87         $1.12          $.19          $(.28)


Laclede Gas Company's Financial Statements and Notes to Financial Statements are included in Exhibit 99.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements on accounting and financial disclosure with Laclede's outside auditors that are required to be disclosed.

Item 9A.  Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e and Rule 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
         There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
         The Management Report on Internal Control over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 31 through 33.

Item 9B. Other Information
         None.

                                  Part III

Item 10. Directors and Executive Officers of the Registrants

         The information concerning directors required by this item is set forth in the Company's proxy statement dated December 21, 2005 under the headings "Corporate Governance," "Information about the Nominees and Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.
         The information concerning executive officers required by this item is reported in Part I of this Form 10-K.
         The board of directors has approved a Financial Code of Ethics that covers the Chief Executive Officer and certain of the Company's senior financial officers, including but not limited to, the Company's Chief Financial Officer, Vice President - Finance, Controller, principal accounting officer or officers of the Company serving in a finance, accounting, treasury, or tax role. This code is posted on our website, www.thelacledegroup.com, in the Investor Services section under SEC Filings.
         The corporate governance guidelines, charters for the audit, corporate governance and compensation committees, and code of business conduct, are available on our website, and a copy will be sent to any shareholder upon request.

Item 11. Executive Compensation

         The information required by this item is set forth in the Company's proxy statement dated December 21, 2005 under the headings "Directors' Compensation," "Summary Compensation Table," "Option Grants in Fiscal 2005," "Total Options Exercised in Fiscal 2005 and Year-end Value," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Retirement Plan" and "Other Plans" and are incorporated herein by reference but the information under the captions "Compensation Committee Report Regarding Executive Compensation" and "Performance Graph" in such proxy statement are expressly NOT incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information required by this item is set forth in the Company's proxy statement dated December 21, 2005 under the heading "Beneficial Ownership of Laclede Group Common Stock" and is incorporated herein by reference.
         The following table sets forth aggregate information regarding the Company's equity compensation plans as of September 30, 2005:

                                         Equity Compensation Plan Information

                                                                                                Number of securities
                                                                                               remaining available for
                                               Number of securities      Weighted-average       future issuance under
                                                to be issued upon       exercise price of        equity compensation
                                                   exercise of             outstanding            plans (excluding
                                               outstanding options,     options, warrants       securities reflected
             Plan Category                     warrants and rights          and rights              in column (a))
-----------------------------------------      --------------------     -----------------      -----------------------
                                                       (a)                     (b)                       (c)
Equity compensation plans approved by
  security holders  (1)                                     570,800                $28.46                      635,450

Equity compensation plans not approved
  by security holders                                             -                     -                            -
                                               --------------------     -----------------      -----------------------

Total                                                       570,800                $28.46                      635,450


(1) Includes the Company's Equity Incentive Plan and Restricted Stock Plan for Non-Employee Directors. Included in column (a) are 8,050 shares awarded under the Restricted Stock Plan and 1,500 restricted shares awarded under the Company's Equity Incentive Plan. These shares were disregarded for purposes of computing the weighted-average exercise price in column (b). Included in column (c) are 41,950 shares remaining available to award under the Restricted Stock Plan. Shares for the Restricted Stock Plan are not original issue shares but are purchased by the Plan's trustee in the open market.

         Information regarding the Equity Incentive Plan is set forth in
Note 1 to the Consolidated Financial Statements in this report.

Item 13. Certain Relationships and Related Transactions

         There were no transactions required to be disclosed pursuant to this item.


Item 14. Principal Accounting Fees and Services

         Information required by this item is set forth in the Company's proxy statement dated December 21, 2005 under the headings "Fees of Independent Auditor" and "Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services" and are incorporated herein by reference.

                                   Part IV

Item 15. Exhibits, Financial Statement Schedules

                                                                           2005 10-K Page
                                                                           --------------
(a) 1.  Financial Statements:
        The Laclede Group, Inc.:
        For Years Ended September 30, 2005, 2004 and 2003:
          Statements of Consolidated Income                                     34
          Statements of Consolidated Comprehensive Income                       35
          Consolidated Statements of Common Shareholders' Equity                39
          Statements of Consolidated Cash Flows                                 40
        As of September 30, 2005 & 2004:
          Consolidated Balance Sheets                                           36-37
          Statements of Consolidated Capitalization                             38
        Notes to Consolidated Financial Statements                              41-60
        Management Report on Internal Control over Financial Reporting          31
        Reports of Independent Registered Public Accounting Firm                32-33

        Laclede Gas Company:
        For Years Ended September 30, 2005, 2004 and 2003:
          Statements of Income                                              Ex. 99.1, p. 18
          Statements of Comprehensive Income                                Ex. 99.1, p. 19
          Statements of Common Shareholders' Equity                         Ex. 99.1, p. 23
          Statements of Cash Flows                                          Ex. 99.1, p. 24
        As of September 30, 2005 & 2004:
          Balance Sheets                                                    Ex. 99.1, pp. 20-21
          Statements of Capitalization                                      Ex. 99.1, p. 22
        Notes to Financial Statements                                       Ex. 99.1, pp. 25-39
        Management Report on Internal Control over Financial Reporting      Ex. 99.1, p. 15
        Reports of Independent Registered Public Accounting Firm            Ex. 99.1, p. 16-17


    2.  Supplemental Schedules

        II - Reserves - Laclede Group                                           67
        II - Reserves - Laclede Gas                                             68

        Schedules not included have been omitted because they are not applicable or the required data has been included in the financial statements or notes to financial statements.

    3.  Exhibits

        Incorporated herein by reference to Index to Exhibits, page 69.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 69.

(b) Incorporated herein by reference to Index to Exhibits, page 69.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE LACLEDE GROUP, INC.


November 18, 2005                            By /s/ Barry C. Cooper
                                                    Barry C. Cooper
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date               Signature                          Title

11/18/05     /s/ Douglas H. Yaeger       Chairman of the Board,
                 Douglas H. Yaeger       President and Chief Executive Officer
                                         (Principal Executive Officer)

11/18/05     /s/ Barry C. Cooper         Chief Financial Officer
                 Barry C. Cooper         (Principal Financial and
                                         Accounting Officer)

11/18/05     /s/ Arnold W. Donald        Director
                 Arnold W. Donald

11/18/05     /s/ Henry Givens, Jr.       Director
                 Henry Givens, Jr.

11/18/05     /s/ Edward L. Glotzbach     Director
                 Edward L. Glotzbach

11/18/05     /s/ W. Stephen Maritz       Director
                 W. Stephen Maritz

11/18/05     /s/ William E. Nasser       Director
                 William E. Nasser

11/18/05     /s/ John P. Stupp, Jr.      Director
                 John P. Stupp, Jr.

11/18/05     /s/ Mary Ann Van Lokeren    Director
                 Mary Ann Van Lokeren

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LACLEDE GAS COMPANY


November 18, 2005                              By /s/ Barry C. Cooper
                                                      Barry C. Cooper
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date               Signature                          Title

11/18/05     /s/ Douglas H. Yaeger       Chairman of the Board,
                 Douglas H. Yaeger       President and Chief Executive
                                         Officer (Principal Executive Officer)

11/18/05     /s/ Barry C. Cooper         Director, Chief Financial Officer
                 Barry C. Cooper         (Principal Financial and
                                         Accounting Officer)

11/18/05     /s/ Mark D. Waltermire      Director, Vice President
                 Mark D. Waltermire      Operations & Marketing

11/18/05     /s/ Kenneth J. Neises       Director, Executive Vice President
                 Kenneth J. Neises       Energy & Administrative Services

                                                         SCHEDULE II
                                      THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES
                                                           RESERVES
                                   FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

--------------------------------------------------------------------------------------------------------------------------
COLUMN A                                COLUMN B                COLUMN C                   COLUMN D            COLUMN E
                                       BALANCE AT    ADDITIONS             CHARGED        DEDUCTIONS            BALANCE
                                       BEGINNING        TO                TO OTHER           FROM              AT CLOSE
DESCRIPTION                            OF PERIOD      INCOME              ACCOUNTS         RESERVES            OF PERIOD
--------------------------------------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 2005:
DOUBTFUL ACCOUNTS                        $10,362      $12,064              $7,417  (a)      $18,030   (b)       $11,813
                                      ====================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                       $ 8,280      $11,458              $    -           $ 9,194   (c)       $10,544
  Deferred compensation                   10,048        1,252                   -             1,705               9,595
                                      ------------------------------------------------------------------------------------
      TOTAL                              $18,328      $12,710              $    -           $10,899             $20,139
                                      ====================================================================================


YEAR ENDED
SEPTEMBER 30, 2004:
DOUBTFUL ACCOUNTS                        $ 7,181      $12,388              $6,433  (a)      $15,640   (b)       $10,362
                                      ====================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                       $ 7,155      $ 7,433              $    -           $ 6,308   (c)       $ 8,280
  Deferred compensation                   10,891        1,386                   -             2,229              10,048
                                      ------------------------------------------------------------------------------------
      TOTAL                              $18,046      $ 8,819              $    -           $ 8,537             $18,328
                                      ====================================================================================


YEAR ENDED
SEPTEMBER 30, 2003:
DOUBTFUL ACCOUNTS                        $ 4,532      $10,830              $5,926  (a)      $14,107   (b)       $ 7,181
                                      ====================================================================================
MISCELLANEOUS:
 Injuries and
  property damage                        $ 8,091      $ 6,402              $    -           $ 7,338   (c)       $ 7,155
 Deferred compensation                    10,429        1,735                   -             1,273              10,891
                                      ------------------------------------------------------------------------------------
            TOTAL                        $18,520      $ 8,137              $    -           $ 8,611             $18,046
                                      ====================================================================================

(a) Accounts reinstated, cash recoveries, etc.
(b) Accounts written off.
(c) Claims settled, less reimbursements from insurance companies.

                                                         SCHEDULE II
                                                     LACLEDE GAS COMPANY
                                                           RESERVES
                                   FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

--------------------------------------------------------------------------------------------------------------------------
COLUMN A                                COLUMN B                COLUMN C                   COLUMN D            COLUMN E
                                       BALANCE AT    ADDITIONS             CHARGED        DEDUCTIONS            BALANCE
                                       BEGINNING        TO                TO OTHER           FROM              AT CLOSE
DESCRIPTION                            OF PERIOD      INCOME              ACCOUNTS         RESERVES            OF PERIOD
--------------------------------------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars)

YEAR ENDED
SEPTEMBER 30, 2005:
DOUBTFUL ACCOUNTS                        $ 9,975      $12,064             $7,417  (a)       $18,014   (b)      $11,442
                                      ====================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                       $ 4,326      $ 3,026             $    -            $ 2,799   (c)      $ 4,553
  Deferred compensation                   10,048        1,252                  -              1,705              9,595
                                      ------------------------------------------------------------------------------------
      TOTAL                              $14,374      $ 4,278             $    -            $ 4,504            $14,148
                                      ====================================================================================


YEAR ENDED
SEPTEMBER 30, 2004:
DOUBTFUL ACCOUNTS                        $ 6,839      $12,310             $6,433  (a)       $15,607   (b)      $ 9,975
                                      ====================================================================================
MISCELLANEOUS:
  Injuries and
   property damage
                                         $ 3,927      $ 2,132             $    -            $ 1,733   (c)      $ 4,326
  Deferred compensation                   10,891        1,386                  -              2,229             10,048
                                      ------------------------------------------------------------------------------------
      TOTAL                              $14,818      $ 3,518             $    -            $ 3,962            $14,374
                                      ====================================================================================


YEAR ENDED
SEPTEMBER 30, 2003:
DOUBTFUL ACCOUNTS                        $ 3,718      $10,613             $5,926  (a)       $13,418   (b)      $ 6,839
                                      ====================================================================================
MISCELLANEOUS:
  Injuries and
   property damage                       $ 3,176      $ 3,006             $    -            $ 2,255   (c)      $ 3,927
  Deferred compensation                   10,429        1,735                  -              1,273             10,891
                                      ------------------------------------------------------------------------------------
      TOTAL                              $13,605      $ 4,741             $    -            $ 3,528            $14,818
                                      ====================================================================================



(a) Accounts reinstated, cash recoveries, etc.
(b) Accounts written off.
(c) Claims settled, less reimbursements from insurance companies.

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------

2.01*        -    Agreement and Plan of Merger and Reorganization, filed
                  as Appendix A to proxy statement/prospectus contained in
                  the Company's registration statement on Form S-4,
                  No. 333-48794.
3.01(i)*     -    Laclede's Restated Articles of Incorporation effective
                  March 18, 2002; filed as Exhibit 3.3 to Form 8-K filed
                  May 29, 2002.
3.01(ii)*    -    Bylaws of Laclede effective January 18, 2002; filed as
                  Exhibit 3.4 to Laclede's Form 8-K filed May 29, 2002.
3.02(i)*     -    The Company's Articles of Incorporation, filed as
                  Appendix B to the proxy statement/prospectus contained
                  in the Company's registration statement on Form S-4,
                  No. 333-48794.
3.02(ii)*    -    The Company's Bylaws as amended August 22, 2002, filed as
                  Exhibit 1 to the Company's Form 8-K filed October 4, 2002.
4.01*        -    Mortgage and Deed of Trust, dated as of February 1, 1945;
                  filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*        -    Fourteenth Supplemental Indenture, dated as of October 26,
                  1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*        -    Nineteenth Supplemental Indenture, dated as of May 15,
                  1991; filed on May 16, 1991 as Exhibit 4.01 to Laclede's
                  Form 8-K.
4.04*        -    Twentieth Supplemental Indenture, dated as of
                  November 1,1992; filed on November 4, 1992 as
                  Exhibit 4.01 to Laclede's Form 8-K.
4.05*        -    Twenty-Second Supplemental Indenture dated as of
                  November 15, 1995; filed on December 8, 1995 as Exhibit
                  4.01 to Laclede's Form 8-K.
4.06*        -    Twenty-Third Supplemental Indenture dated as of
                  October 15, 1997; filed on November 6, 1997 as Exhibit
                  4.01 to Laclede's Form 8-K.
4.07*        -    Twenty-Fourth Supplemental Indenture dated as of June 1,
                  1999, filed on June 4, 1999 as Exhibit 4.01 to Laclede's
                  Form 8-K.

*Incorporated herein by reference and made a part hereof.
 Laclede's File No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------
4.08*        -    Twenty-Fifth Supplemental Indenture dated as of
                  September 15, 2000, filed on September 27, 2000 as
                  Exhibit 4.01 to Laclede's Form 8-K.
4.09*        -    Twenty-Seventh Supplemental Indenture dated as of
                  April 15, 2004, filed on April 28, 2004 as Exhibit 4.01
                  to Laclede's Form 8-K.
4.10*        -    Twenty-Eighth Supplemental Indenture dated as of
                  April 15, 2004, filed on April 28, 2004 as Exhibit 4.02
                  to Laclede's Form 8-K.
4.11*        -    Certificate of Trust of Laclede Capital Trust I, dated
                  April 4, 2002, filed as Exhibit 4.3 to the Company's
                  registration statement on Form S-3 (No. 333-86722).
4.12*        -    Declaration of Trust of Laclede Capital Trust I, dated
                  April 4, 2002, filed as Exhibit 4.4 to the Company's
                  registration statement on Form S-3 (No. 333-86722).
4.13*        -    Amended and Restated Declaration of Trust dated
                  December 16, 2002, filed as Exhibit 1 to Company's
                  Form 8-K dated December 16, 2002.
4.14*        -    Common Securities Guarantee Agreement dated
                  December 16, 2002, filed as Exhibit 2 to
                  Company's Form 8-K dated December 16, 2002.
4.15*        -    Preferred Securities Guarantee Agreement dated
                  December 16, 2002, filed as Exhibit 3 to Company's
                  Form 8-K dated December 16, 2002.
4.16*        -    Indenture for Subordinated Debt Securities dated
                  December 16, 2002, filed as Exhibit 4 to Company's
                  Form 8-K dated December 16, 2002.
4.17*        -    First Supplemental Indenture dated December 16, 2002,
                  filed as Exhibit 5 to Company's Form 8-K dated
                  December 16, 2002.
4.18*        -    Laclede Gas Company Board of Directors' Resolution dated
                  August 28, 1986 which generally provides that the Board
                  may delegate its authority in the adoption of certain
                  employee benefit plan amendments to certain designated
                  Executive Officers; filed as Exhibit 4.12 to Laclede's
                  1991 10-K.
4.18a*       -    Company Board of Directors' Resolutions dated March 27,
                  2003, updating authority delegated pursuant to August 28,
                  1986 Laclede Gas Company resolutions; filed as Exhibit
                  4.19(a) to the Company's Form 10-K for the year ended
                  September 30, 2003.
4.19*        -    Rights Agreement dated as of April 3, 1996;
                  filed on April 3, 1996 as Exhibit 1 to Laclede's
                  Form 8-A.
4.20*        -    Rights Agreement dated as of October 1, 2001; filed
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
                  Contract #3311, between Laclede and MRT effective
                  May 1, 2002; filed as Exhibit 10.3 to Laclede's 10-Q for the fiscal quarter ended June 30, 2002.

* Incorporated herein by reference and made a part hereof.
  Laclede's File No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------
10.05*       -    AMENDMENT AND RESTATEMENT OF RETIREMENT PLAN FOR
                  NON-EMPLOYEE DIRECTORS AS OF NOVEMBER 1, 2002; FILED AS
                  EXHIBIT 10.08c TO THE COMPANY'S 10-K FOR THE FISCAL YEAR
                  ENDED SEPTEMBER 30, 2002.
10.05a*      -    AMENDMENT TO TERMS OF RETIREMENT PLAN FOR NON-EMPLOYEE
                  DIRECTORS AS OF OCTOBER 1, 2004; FILED AS EXHIBIT 10.2 TO THE
                  COMPANY'S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004.
10.06*       -    SALIENT FEATURES OF THE LACLEDE GAS COMPANY DEFERRED
                  INCOME PLAN FOR DIRECTORS AND SELECTED EXECUTIVES,
                  INCLUDING AMENDMENTS ADOPTED BY THE BOARD OF DIRECTORS
                  ON JULY 26, 1990; FILED AS EXHIBIT 10.12 TO THE LACLEDE'S
                  1991 10-K.
10.06a*      -    AMENDMENT TO LACLEDE'S DEFERRED INCOME PLAN FOR
                  DIRECTORS AND SELECTED EXECUTIVES, ADOPTED BY THE BOARD
                  OF DIRECTORS ON AUGUST 27, 1992; FILED AS EXHIBIT 10.12a
                  TO LACLEDE'S 1992 10-K.
10.07*       -    FORM OF INDEMNIFICATION AGREEMENT BETWEEN LACLEDE
                  AND ITS DIRECTORS AND OFFICERS; FILED AS EXHIBIT 10.13
                  TO LACLEDE'S 1990 10-K.
10.08*       -    LACLEDE GAS COMPANY MANAGEMENT CONTINUITY PROTECTION
                  PLAN, AS AMENDED, EFFECTIVE AT THE CLOSE OF BUSINESS ON
                  JANUARY 27, 1994, BY THE BOARD OF DIRECTORS; FILED AS
                  EXHIBIT 10.1 TO LACLEDE'S 10-Q FOR THE FISCAL
                  QUARTER ENDED MARCH 31, 1994.
10.09*       -    2002 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS AS
                  OF NOVEMBER 1, 2002; FILED AS EXHIBIT 10.12d TO THE
                  COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED
                  SEPTEMBER 30, 2002.
10.09a*      -    AMENDMENT TO THE 2002 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE
                  DIRECTORS AS OF OCTOBER 1, 2004;  FILED AS EXHIBIT 10.3 TO
                  THE COMPANY'S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004.
10.09b*      -    AMENDMENT TO RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS
                  AS OF JANUARY 1, 2006;  FILED AS EXHIBIT 10.2 TO THE
                  COMPANY'S FORM 8-K FILED NOVEMBER 1, 2005.
10.10*       -    SALIENT FEATURES OF THE LACLEDE GAS COMPANY DEFERRED
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

* Incorporated herein by reference and made a part hereof.
  Laclede's File No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
  No.
-------
10.11*       -    Amended and Restated Revolving Credit Agreement between
                  the Company and U.S. Bank National Association dated
                  August 4, 2005; filed as Exhibit 10.1 to the Company's 8-K filed August 5, 2005.
10.12*       -    Amended and Restated Loan Agreement dated September 10, 2004 for Laclede with U. S. Bank National Association as
                  administrative agent and lead arranger, Bank Hapoalim B. M., as syndication agent, and Southwest Bank of St. Louis as
                  documentation agent; filed as Exhibit 10.1 on Form 8-K filed on September 13, 2004.
10.13*       -    THE LACLEDE GROUP, INC. MANAGEMENT BONUS PLAN; FILED AS
                  EXHIBIT 10.20 TO THE COMPANY'S FORM 10-K FOR THE YEAR
                  ENDED SEPTEMBER 30, 2002.
10.14*       -    Stock Purchase Agreement between NiSource Inc. and The
                  Laclede Group, Inc.; filed as Exhibit 10.21 to the
                  Company's Form 10-K for the year ended September 30, 2002.
10.15*       -    THE LACLEDE GROUP, INC. 2002 EQUITY INCENTIVE PLAN; FILED
                  AS EXHIBIT 10.22 TO THE COMPANY'S FORM 10-K FOR THE YEAR
                  ENDED SEPTEMBER 30, 2002.
10.15c*      -    FORM OF NON-QUALIFIED STOCK OPTION AWARD AGREEMENT WITH
                  MANDATORY RETIREMENT PROVISIONS; FILED AS EXHIBIT 10.1 TO THE
                  COMPANY'S FORM 8-K FILED NOVEMBER 5, 2004.
10.15d*      -    FORM OF NON-QUALIFIED STOCK OPTION AWARD AGREEMENT WITHOUT
                  MANDATORY RETIREMENT PROVISIONS; FILED AS EXHIBIT 10.2
                  TO THE COMPANY'S FORM 8-K FILED NOVEMBER 5, 2004.
10.15e*      -    FORM OF RESTRICTED STOCK AWARD AGREEMENT, FILED AS EXHIBIT
                  10.17 TO THE COMPANY'S 10-Q FOR THE QUARTER ENDED MARCH 31,
                  2004.
10.15f*      -    FORM OF PERFORMANCE - CONTINGENT RESTRICTED STOCK AWARD
                  AGREEMENT, FILED AS EXHIBIT 10.3 TO THE COMPANY'S FORM 8-K
                  FILED NOVEMBER 1, 2005.
10.16*       -    Lease between Laclede Gas Company, as Lessee and First
                  National Bank in St. Louis, Trustee, as Lessor; filed as
                  Exhibit 10.23 to the Company's Form 10-K for the year
                  ended September 30, 2002.
10.17*       -    Automated Meter Reading Services Agreement executed
                  March 11, 2005, filed as Exhibit 10.1 to the Company's
                  Form 10-Q for the quarter ended March 31, 2005. Confidential portions of this exhibit have been omitted and filed
                  separately with the SEC pursuant to a request for
                  confidential treatment.
10.18*       -    STOCK OWNERSHIP GUIDELINES AND HOLDING REQUIREMENTS FILED AS
                  EXHIBIT 10.1 TO THE COMPANY'S FORM 8-K FILED NOVEMBER 1, 2005.
12           -    Ratio of Earnings to Fixed Charges.
21           -    Subsidiaries of the Registrant.
23           -    Consents of Independent Registered Public Accounting Firm.
31           -    Certificates under Rule 13a-14(a) of the CEO and CFO of
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
                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Notes to Financial
                  Statements, Management Report on Internal Control over Financial Reporting, and Reports of Independent
                  Registered Public Accounting Firm.

*Incorporated herein by reference and made a part hereof.
 Laclede's File No. 1-1822; the Company's File No. 1-16681.

BOLD ITEMS REFLECT MANAGEMENT, CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.