Form 10-Q
period 2005-12-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2006-01-27
CIK 57183, 1126956

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2005

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     ------------------ -------------------------------------- --------------------- -----------------------
     Commission File    Exact Name of Registrant as            State of              I.R.S.
     Number             Specified in its Charter and           Incorporation         Employer
                        Principal Office Address and                                 Identification Number
                        Telephone Number
     ------------------ -------------------------------------- --------------------- -----------------------
     ------------------ -------------------------------------- --------------------- -----------------------
     1-16681            The Laclede Group, Inc.                Missouri              74-2976504
                        720 Olive Street
                        St. Louis, MO  63101
                        314-342-0500
     ------------------ -------------------------------------- --------------------- -----------------------
     ------------------ -------------------------------------- --------------------- -----------------------
     1-1822             Laclede Gas Company                    Missouri              43-0368139
                        720 Olive Street
                        St. Louis, MO  63101
                        314-342-0500
     ------------------ -------------------------------------- --------------------- -----------------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

   The Laclede Group, Inc.: Large accelerated filer        Accelerated filer  X     Non-accelerated filer
                                                 ---                      ---                          ---
   Laclede Gas Company:     Large accelerated filer        Accelerated filer        Non-accelerated filer  X
                                                    ---                      ---                          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                  The Laclede Group, Inc.:                     Yes             No  X
                                                                   ---            ---
                  Laclede Gas Company:                         Yes             No  X
                                                                   ---            ---

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

                                                                                     Shares Outstanding At
Registrant                             Description of Common Stock                     January 27, 2006
The Laclede Group, Inc.                Common Stock ($1.00 Par Value)                    21,282,283
Laclede Gas Company                    Common Stock ($1.00 Par Value)                        10,119 *

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

         Laclede Gas Company:
                  Statements of Income                                              Ex. 99.1, p. 1
                  Balance Sheets                                                    Ex. 99.1, pp. 2-3
                  Statements of Cash Flows                                          Ex. 99.1, p. 4
                  Notes to Financial Statements                                     Ex. 99.1, pp. 5-10

Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (The Laclede Group, Inc.)                       18-28
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (Laclede Gas Company)                       Ex. 99.1, pp. 11-20

Item 3   Quantitative and Qualitative Disclosures About Market Risk                     29

Item 4   Controls and Procedures                                                        29

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                              30

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                    30

Item 6   Exhibits                                                                       30

SIGNATURES - The Laclede Group, Inc.                                                    31

SIGNATURES - Laclede Gas Company                                                        32

INDEX TO EXHIBITS                                                                       33

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2005.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

(Thousands, Except Per Share Amounts)

                                                        Three Months Ended
                                                           December 31,
                                                   -----------------------------
                                                          2005            2004
Operating Revenues:
 Regulated
    Gas distribution                                  $ 411,401       $ 291,253
  Non-Regulated
     Services                                            35,458          27,986
     Gas marketing                                      241,332         118,179
     Other                                                1,044           5,067
                                                   ------------- ---------------
      Total Operating Revenues                          689,235         442,485
                                                   ------------- ---------------
Operating Expenses:
  Regulated
    Natural and propane gas                             312,039         206,424
    Other operation expenses                             33,105          30,925
    Maintenance                                           4,988           4,214
    Depreciation and amortization                         6,083           5,305
    Taxes, other than income taxes                       19,639          15,823
                                                   ------------- ---------------
      Total regulated operating expenses                375,854         262,691
  Non-Regulated
    Services                                             33,919          26,872
    Gas marketing                                       232,474         115,786
    Other                                                   851           5,171
                                                   ------------- ---------------
      Total Operating Expenses                          643,098         410,520
                                                   ------------- ---------------
Operating Income                                         46,137          31,965
                                                   ------------- ---------------
Other Income and (Income Deductions) - Net                1,285           1,574
                                                   ------------- ---------------
Interest Charges:
  Interest on long-term debt                              5,643           5,908
  Interest on long-term debt to unconsolidated
    affiliate trust                                         893             893
  Other interest charges                                  2,123             970
                                                   ------------- ---------------
      Total Interest Charges                              8,659           7,771
                                                   ------------- ---------------
Income Before Income Taxes                               38,763          25,768
Income Tax Expense                                       12,583           9,136
                                                   ------------- ---------------
Net Income                                               26,180          16,632
Dividends on Redeemable Preferred Stock -
  Laclede Gas                                                12              15
                                                   ------------- ---------------
Net Income Applicable to Common Stock                  $ 26,168        $ 16,617
                                                   ============= ===============

Average Number of Common Shares Outstanding              21,191          21,018

Basic Earnings Per Share of Common Stock                  $1.23            $.79

Diluted Earnings Per Share of Common Stock                $1.23            $.79

Dividends Declared Per Share of Common Stock              $.345           $.340

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

(Thousands)

                                                              Three Months Ended
                                                                 December 31,
                                                          --------------------------
                                                                 2005         2004

Net Income Applicable to Common Stock                         $ 26,168      $16,617
                                                          ------------- ------------
Other Comprehensive Income, Before Tax:
  Net gains on cash flow hedging
     derivative instruments:
     Net hedging gain arising during the
        period                                                   3,939          756
     Reclassification adjustment for
       losses included in net income                             5,721        2,451
                                                          ------------- ------------
     Net unrealized gains on cash flow
       hedging derivative instruments                            9,660        3,207
                                                          ------------- ------------
Other Comprehensive Income,
  Before Tax                                                     9,660        3,207
Income Tax Expense Related to
  Items of Other Comprehensive Income                            3,732        1,239
                                                          ------------- ------------
Other Comprehensive Income, Net
  of Tax                                                         5,928        1,968
                                                          ------------- ------------
Comprehensive Income                                          $ 32,096      $18,585
                                                          ============= ============

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

                                                                  Dec. 31,           Sept. 30,         Dec. 31,
                                                                    2005                2005             2004
(Thousands)

                          ASSETS
Utility Plant                                                   $1,114,342          $1,105,733       $1,080,755
  Less:  Accumulated depreciation and amortization                 427,574             426,280          427,484
                                                             --------------     ---------------    -------------
      Net Utility Plant                                            686,768             679,453          653,271
                                                             --------------     ---------------    -------------
Goodwill                                                            28,124              28,124           28,124
                                                             --------------     ---------------    -------------

Non-utility property                                                11,570              11,791            9,592
Other investments                                                   42,621              37,825           38,566
                                                             --------------     ---------------    -------------
      Other Property and Investments                                54,191              49,616           48,158
                                                             --------------     ---------------    -------------

Current Assets:
  Cash and cash equivalents                                         23,811               6,013           23,641
  Accounts receivable:
       Gas Customers - billed and unbilled                         237,650              77,268          178,286
       Other                                                       146,509              91,189           73,349
       Less - Allowances for doubtful accounts                     (9,209)            (11,813)          (8,414)
  Inventories:
       Natural gas stored underground at LIFO cost                 147,753             159,643          120,502
       Propane gas at FIFO cost                                     19,880              19,980           20,060
       Materials, supplies, and merchandise at avg. cost             5,189               4,985            5,254
  Derivative instrument assets                                      19,769              20,325            9,407
  Unamortized purchased gas adjustments                             23,304              31,261           15,836
  Deferred income taxes                                              1,663                   -           12,296
  Prepayments and other                                             18,852              25,275           14,786
                                                             --------------     ---------------    -------------
      Total Current Assets                                         635,171             424,126          465,003
                                                             --------------     ---------------    -------------

Deferred Charges:
  Prepaid pension cost                                              78,080              82,557           89,659
  Regulatory assets                                                140,015             115,950          109,410
  Other                                                              5,610               5,247           11,598
                                                             --------------     ---------------   --------------
      Total Deferred Charges                                       223,705             203,754          210,667
                                                             --------------     ---------------   --------------
Total Assets                                                    $1,627,959          $1,385,073       $1,405,223
                                                             ==============     ===============   ==============

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

                                                                        Dec. 31,           Sept. 30,         Dec. 31,
                                                                          2005                2005             2004
(Thousands, except share amounts)

                  CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (70,000,000 shares authorized, 21,252,488,
    21,172,009, and 21,024,482 shares issued, respectively)            $   21,252        $   21,172        $   21,024
  Paid-in capital                                                         122,719           121,505           117,172
  Retained earnings                                                       250,387           231,551           229,951
  Accumulated other comprehensive income (loss)                           (1,775)           (7,703)               361
                                                                     -------------    --------------     -------------
      Total common stock equity                                           392,583           366,525           368,508
  Redeemable preferred stock (less current sinking fund
    requirements) - Laclede Gas                                               948               948             1,108
  Long-term debt to unconsolidated affiliate trust                         46,400            46,400            46,400
  Long-term debt (less current portion) - Laclede Gas                     294,057           294,033           333,962
                                                                     -------------    --------------     -------------
      Total Capitalization                                                733,988           707,906           749,978
                                                                     -------------    --------------     -------------

Current Liabilities:
  Notes payable                                                           269,400            70,605           177,300
  Accounts payable                                                        227,767           138,404           129,763
  Advance customer billings                                                13,850            30,688            21,195
  Current portion of long-term debt and preferred stock                    40,061            40,061               145
  Wages and compensation accrued                                           16,355            14,113            15,302
  Dividends payable                                                         7,414             7,369             7,251
  Customer deposits                                                        14,350            13,229            11,170
  Interest Accrued                                                          5,863            10,216             5,625
  Taxes accrued                                                            20,713            23,550            20,528
  Deferred income taxes                                                         -             1,822                 -
  Other                                                                    15,240            15,503            12,638
                                                                     -------------    --------------     -------------
    Total Current Liabilities                                             631,013           365,560           400,917
                                                                     -------------    --------------     -------------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                                   207,840           186,236           203,870
  Unamortized investment tax credits                                        4,624             4,678             4,944
  Pension and postretirement benefit costs                                 24,352            24,529            20,355
  Regulatory liabilities                                                    3,030            74,506             2,725
  Other                                                                    23,112            21,658            22,434
                                                                     -------------    --------------     -------------
      Total Deferred Credits and Other Liabilities                        262,958           311,607           254,328
                                                                     -------------    --------------     -------------
Total Capitalization and Liabilities                                   $1,627,959        $1,385,073        $1,405,223
                                                                     =============    ==============     =============

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

                                                                                   Three Months Ended
                                                                                      December 31,
                                                                             --------------------------------
                                                                                     2005              2004
(Thousands)

Operating Activities:
  Net Income                                                                    $    26,180       $   16,632
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                     7,020            6,094
    Deferred income taxes and investment
      tax credits                                                                    10,762          (1,179)
    Other - net                                                                         334               77
    Changes in assets and liabilities:
      Accounts receivable - net                                                   (218,306)        (125,538)
      Unamortized purchased gas adjustments                                           7,957            3,782
      Deferred purchased gas costs                                                 (89,340)         (26,082)
      Accounts payable                                                               89,363           61,397
      Advance customer billings                                                    (16,838)          (2,425)
      Taxes accrued                                                                 (2,837)            3,803
      Natural gas stored underground                                                 11,890           11,271
      Other assets and liabilities                                                   17,364            1,695
                                                                             ---------------    -------------
          Net cash used in operating activities                                 $ (156,451)       $ (50,473)
                                                                             ---------------    -------------

Investing Activities:
  Capital expenditures                                                             (13,730)         (12,721)
  Net investment in trusts                                                          (4,595)          (2,503)
  Other investments                                                                     127              556
                                                                             ---------------    -------------
         Net cash used in investing activities                                  $  (18,198)       $ (14,668)
                                                                             ---------------    -------------

Financing Activities:
  Maturity of first mortgage bonds                                                        -         (25,000)
  Issuance of short-term debt - net                                                 198,795          105,920
  Dividends paid                                                                    (7,309)          (7,149)
  Issuance of common stock                                                              954            1,157
  Other                                                                                   7                -
                                                                             ---------------    -------------
          Net cash provided by financing activities                             $   192,447       $   74,928
                                                                             ---------------    -------------

Net Increase in Cash and Cash Equivalents                                       $    17,798       $    9,787
Cash and Cash Equivalents at Beginning of Period                                      6,013           13,854
                                                                             ---------------    -------------
Cash and Cash Equivalents at End of Period                                      $    23,811       $   23,641
                                                                             ===============    =============

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
    Interest                                                                    $    13,425       $  13,020
    Income taxes                                                                      2,180             (29)

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Certain prior-period amounts have been reclassified to conform to current-period presentation. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2005 Form 10-K.

        The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the consolidated financial position, results of operations and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility’s earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas.

        REVENUE RECOGNITION — Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenues at December 31, 2005 and 2004, for the Utility, were $72.1 million and $60.9 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at December 31, 2005 and 2004 were $11.3 million and $10.2 million, respectively. The amount of accrued unbilled revenue at September 30, 2005 was $11.4 million. After accrual of related gas cost expense, the accrued pre-tax net revenues at September 30, 2005 was $4.8 million.

        PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT — As part of the recent settlement of the Utility’s 2005 rate case, the following modifications were made to Laclede Gas’ Purchased Gas Adjustment (PGA) Clause:

o	Previously, the Utility’s tariffs allowed for scheduled gas cost adjustments in the months of November, January, March and June. Effective October 1, 2005, the tariffs allow the Utility flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

o	Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are injected underground in the summer for sale during the winter. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

o	In its 2002 rate case, the MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it could retain up to 10% of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. The plan requires that if Laclede Gas’ retention of cost savings reaches $5 million, the Utility will retain 1% of any remaining cost savings. The settlement of the Utility’s 2005 rate case continued the plan, with certain modifications.

        OFF-SYSTEM SALES — In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility will retain all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, will be shared with customers, with the Utility retaining 50% of amounts exceeding that threshold.

        STOCK-BASED COMPENSATION — The Laclede Group Equity Incentive Plan was approved at the annual meeting of shareholders of Laclede Group on January 30, 2003. The purpose of the Equity Incentive Plan is to provide a more competitive compensation program and to attract and retain those executive and other key employees essential to achieve the Company’s strategic objectives. To accomplish this purpose, the Compensation Committee of the board of directors may grant awards under the Equity Incentive Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the Equity Incentive Plan, key employees of the Company and its subsidiaries, as determined by the sole discretion of the administrator, will be eligible to receive (a) restricted shares of common stock, (b) performance awards, (c) stock options exercisable into shares of common stock, (d) stock appreciation rights, and (e) stock units, as well as any other stock-based awards not inconsistent with the Equity Incentive Plan. Each award under the Equity Incentive Plan shall have a minimum vesting period of at least one year. The total number of shares that may be issued pursuant to awards under the Equity Incentive Plan may not exceed 1,250,000.

        The Company accounts for the Equity Incentive Plan under the recognition and measurement principles of SFAS No. 123(R), “Share-Based Payment.” Through fiscal year 2005, the Company accounted for its Equity Incentive Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and provided pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of APB Opinion No. 25, the Company only recorded stock-based compensation cost related to restricted stock. The Company was not required to recognize compensation cost for stock options because all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company’s stock on the date of the grant. The Company implemented the provisions of SFAS No. 123(R) on a modified prospective basis effective October 1, 2005. Consistent with this Statement, prior period amounts have not been restated. Under the modified prospective methodology, the Company is required to record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures.

        During the quarter ended December 31, 2005, the Company awarded 51,000 shares of performance-contingent restricted stock to executives and key employees at a weighted average fair value of $30.46 per share with a three-year performance period ending September 30, 2008. These shares vest in November 2008 upon the attainment of certain earnings and dividend growth performance goals. If the performance contingency is not satisfied, no compensation cost is recognized and any recognized compensation cost is reversed. The Company holds the certificates for restricted stock until the shares vest. In the interim, the participants receive full dividends and voting rights.

        During the quarter ended December 31, 2005, the Company granted 105,500 non-qualified stock options to employees at an exercise price of $30.46 per share. The stock options vest one-fourth each year for four years after the date of the grant beginning November 3, 2006 and have a 10-year contractual term. The weighted-average fair value of options granted during the quarter ended December 31, 2005 is $6.80 per option.

        Restricted stock activity for the quarter ended December 31, 2005 is presented below:

                                                                             Weighted Average
                                                                                Grant Date
                                                          Shares                Fair Value

         Nonvested at September 30, 2005                   1,500                  $28.85

         Granted                                          51,000                   30.46
         Vested                                           (1,500)                  28.85
         Forfeited                                             -                       -

         Nonvested at December 31, 2005                   51,000                  $30.46

        Stock option activity for the quarter ended December 31, 2005 is presented below:

                                                                                            Weighted Average   Aggregate
                                                                                               Remaining       Intrinsic
                                                                     Weighted Average       Contractual Term     Value
                                                     Shares           Exercise Price            (Years)          ($000)

         Outstanding at September 30, 2005           561,250                $28.46

         Granted                                     105,500                 30.46
         Exercised                                         -                     -
         Forfeited                                         -                     -

         Outstanding at December 31, 2005            666,750                $28.78                  8.4            $823

         Exercisable at December 31, 2005            176,750                $28.73                  8.1            $186

        Exercise prices of options outstanding at December 31, 2005 range from $23.27 to $30.95. There were no stock options exercised during the quarter ended December 31, 2005. The total fair value of restricted stock vested during the quarter ended December 31, 2005 was approximately $44,000 and the related actual tax benefit realized was approximately $17,000. The Company generally issues new shares to satisfy restricted stock awards and stock option exercises. The closing price of the Company’s common stock was $29.21 at December 31, 2005.

        Total compensation cost that has been charged against net income for the Equity Incentive Plan for the quarter ended December 31, 2005 was approximately $0.3 million. Compensation cost capitalized as part of fixed assets was approximately $0.1 million for the quarter ended December 31, 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.1 million for the quarter ended December 31, 2005. As of that date, there was approximately $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted-average period of 2.7 years.

        The fair value of the options granted during the quarter ended December 31, 2005 was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury yields at the grant date. The expected life of options is based on generalized expectations regarding the behavior of option holders since the Company’s experience is not yet sufficient to develop an assumption specific to its employees.

                                                            Three Months Ended
                                                               December 31,
                                                                   2005
                                                         --------------------------
         Risk free interest rate                                             4.60%
         Expected dividend yield of stock                                    4.50%
         Expected volatility of stock                                       25.00%
         Expected life of option                                         96 months

        The following table details the effect on net income and earnings per share had compensation cost for the Equity Incentive Plan been recorded in the first quarter of fiscal year 2005 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the first quarter of fiscal year 2006 are the same since stock-based compensation cost is calculated under the provisions of SFAS No. 123(R) and reflected in the Statement of Consolidated Income for that period. The amounts for the first quarter of fiscal year 2006 are included in the table below only to provide the detail for a comparative presentation to the first quarter of fiscal year 2005.

                                                                   Three Months Ended
                                                                      December 31,
                                                            ------------------------------
                                                                     2005           2004
         (Thousands, Except Per Share Amounts)
         Net income applicable to
            common stock, as reported                              $26,168        $16,617

         Add:  Total stock-based employee
           compensation cost included in
           reported net income, net of tax effects                     158              3
                                                            --------------- --------------
         Deduct:  Total stock-based employee
            compensation cost includible in
            net income determined under
            the fair value based method
            for all awards, net of tax effects                         158            125
                                                            --------------- --------------

         Pro forma net income applicable
            to common stock                                        $26,168        $16,495
                                                            =============== ==============

         Earnings per share:
         Basic - as reported                                         $1.23           $.79
         Diluted - as reported                                       $1.23           $.79
         Basic - pro forma                                           $1.23           $.78
         Diluted - pro forma                                         $1.23           $.78

        NEW ACCOUNTING STANDARDS — In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of this Statement are effective for inventory costs incurred during the Company’s fiscal year 2006. Adoption of this Statement had no effect on the financial position or results of operations of the Company.

        In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation, as defined in SFAS No. 143, “Accounting for Asset Retirement Obligations,” should be accounted for. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. For Laclede Group, FIN 47 is effective no later than the end of fiscal year 2006. The Company is currently evaluating the provisions of this Interpretation.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the provisions of this Statement.

2.     EARNINGS PER SHARE

        SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. For the quarter ended December 31, 2005, 591,500 shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. There were no antidilutive shares for the quarter ended December 31, 2004.

                                                                   Three Months Ended
                                                                      December 31,
                                                                 -----------------------
         (Thousands, Except Per Share Amounts)                       2005         2004

         Basic EPS:
         Net Income Applicable to Common Stock                      $26,168     $16,617
         Weighted-Average Shares Outstanding                         21,191      21,018
         Earnings Per Share of Common
            Stock                                                     $1.23        $.79

         Diluted EPS:
         Net Income Applicable to Common Stock                      $26,168     $16,617

         Weighted-Average Shares Outstanding                         21,191      21,018
         Dilutive Effect of Employee Stock Options,
           Restricted Stock                                              18          35
                                                                 ----------- -----------
         Weighted-Average Diluted Shares                             21,209      21,053
                                                                 =========== ===========

         Earnings Per Share of Common
            Stock                                                     $1.23        $.79

3.     PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

        Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee’s compensation during the last three years of employment.

        The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds. Contributions to the pension plans in fiscal 2006 are anticipated to be $1.1 million into the qualified trusts, and $0.3 million into the non-qualified plans.

        Pension costs for the quarters ending December 31, 2005 and 2004 were $1.3 million and $1.1 million, respectively. These costs include amounts capitalized with construction activities.

        The net periodic pension costs include the following components:

                                                                     Three Months Ended
                                                                        December 31,
                                                                   -----------------------
          (Thousands)                                                   2005        2004

          Service cost - benefits earned
             during the period                                         $3,690      $2,799
          Interest cost on projected
             benefit obligation                                         4,176       3,994
          Expected return on plan assets                              (5,196)     (5,291)
          Amortization of prior service cost                              294         309
          Amortization of actuarial loss                                1,728         730
          Regulatory adjustment                                       (3,354)     (1,409)
                                                                   ----------- -----------
          Net pension cost                                             $1,338      $1,132
                                                                   =========== ===========

        Pursuant to the Missouri Public Service Commission’s (MoPSC or Commission) Order in Laclede Gas’ 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the Utility’s qualified pension plans is based on the ERISA minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3.4 million annually effective July 1, 2003. In the Company’s 2005 rate case, the Commission ordered that effective October 1, 2005, recovery in rates is based on an allowance of $4.1 million. The difference between these amounts on a pro-rata basis and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

        Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to MoPSC Order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the three months ended December 31, 2005 or the three months ended December 31, 2004.

        SM&P maintains a defined benefit plan for selected employees. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material.

        Laclede Gas also provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65.

        Missouri state law provides for the recovery in rates of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established the Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts’ assets consist primarily of money market securities and mutual funds invested in stocks and bonds.

        Postretirement benefit costs for quarters ending December 31, 2005 and 2004 were $2.2 million and $2.0 million, respectively. These costs include amounts capitalized with construction activities.

        Net periodic postretirement benefit costs consisted of the following components:

                                                                Three Months Ended
                                                                   December 31,
                                                              ------------------------
          (Thousands)                                                2005        2004

          Service cost - benefits earned
            during the period                                       $ 996       $ 845
          Interest cost on accumulated
            postretirement benefit obligation                         740         826
          Expected return on plan assets                            (339)       (319)
          Amortization of transition obligation                        82         145
          Amortization of prior service cost                          (9)         (8)
          Amortization of actuarial loss                              318         217
          Regulatory adjustment                                       428         295
                                                              ------------ -----------
          Net postretirement benefit cost                          $2,216      $2,001
                                                              ============ ===========

        Pursuant to the Commission’s Order in the Utility’s 2002 rate case and affirmed in the 2005 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 and 2005 rate cases, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

4.     FINANCIAL INSTRUMENTS

        In the course of its business, Laclede Group’s non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2005, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

        Settled and open futures positions were as follows at December 31, 2005:

                                                                                               Average
                                                                                MMBtu         Price per
                                                           Position Month    (millions)         MMBtu
         Settled short positions                            January 2006         .25          $  7.26
         Settled long positions                             January 2006         .02            12.70

         Open short futures positions                      February 2006         .04             7.23
                                                             April 2006         1.28             8.23
                                                              May 2006           .60             9.68

         Open long futures positions                       February 2006         .22            13.65

        The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. It is expected that approximately $1.1 million of pre-tax net unrealized losses on cash flow hedging derivative instruments at December 31, 2005 will be reclassified into the Consolidated Statement of Income during the remainder of fiscal 2006. The ineffective portions of these hedge instruments are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $1.2 million for the quarter ended December 31, 2005, primarily due to the impact of hurricanes in August and September 2005 on natural gas prices at certain locations. The amount of ineffectiveness recognized in the same period last year was not material. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.     INCOME TAXES

        Income tax expense for the quarter ended December 31, 2005 includes a reduction in income tax expense of approximately $0.9 million primarily attributable to a change in estimated tax depreciation and other property-related deductions.

6.     OTHER INCOME AND INCOME DEDUCTIONS – NET

                                                                    Three Months Ended
                                                                       December 31,
                                                                    ------------------
        (Thousands)                                                  2005        2004

        Allowance for funds used during construction              $   (22)    $   (25)
        Other income                                                1,142         565
        Other income deductions                                       165       1,034
                                                                  --------    --------
        Other income and (income deductions) - net                $ 1,285     $ 1,574
                                                                  ========    ========

7.     INFORMATION BY OPERATING SEGMENT

        The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. The Non-Regulated Services segment includes the results of SM&P, an underground facility locating and marking business operating in a nine-state footprint from Michigan to Texas. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days’ notice. Also, SM&P’s customers are primarily in the utility and telecommunication sector and, as such, SM&P’s results are influenced by construction seasonality and trends. The Non-Regulated Gas Marketing segment includes the results of LER. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.

                                      Regulated                  Non-Regulated
                                         Gas       Non-Regulated     Gas       Non-Regulated
(Thousands)                          Distribution    Services     Marketing       Other      Eliminations   Consolidated
------------------------------------ ------------- ------------- ------------- ------------- ------------- --------------
Three Months Ended
December 31, 2005
Revenues from external
  customers                            $  403,317      $ 35,366      $221,918      $  1,013     $       -     $  661,614
Intersegment revenues                       8,084            92        19,414            31             -         27,621
                                     ------------- ------------- ------------- ------------- ------------- --------------
Total operating revenues                  411,401        35,458       241,332         1,044             -        689,235
Net income applicable to
  common stock                             20,192           410         5,408           158             -         26,168
Total assets                            1,418,839        67,653       126,897        48,353      (33,783)      1,627,959

Three Months Ended
December 31, 2004
Revenues from external
  customers                            $  288,297      $ 27,923      $109,998      $    704     $       -     $  426,922
Intersegment revenues                       2,956            63         8,181         4,363             -         15,563
                                     ------------- ------------- ------------- ------------- ------------- --------------
Total operating revenues                  291,253        27,986       118,179         5,067             -        442,485
Net income (loss) applicable to
  common stock                             15,087           143         1,434          (47)             -         16,617
Total assets                            1,265,932        59,346        61,011        49,329      (30,395)      1,405,223

8.     COMMITMENTS AND CONTINGENCIES

        Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs.

        Environmental issues have arisen in the past, and may arise in the future, associated with sites formerly owned or operated by Laclede Gas and/or its predecessor companies, including facilities at which manufactured gas operations took place. Laclede Gas has been advised of the existence of three former manufactured gas plant (“MGP”) sites that may require remediation and has worked with federal and state environmental regulators to address two of the three sites.

        With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of December 31, 2005, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

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

        SM&P has been the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group’s acquisition. The claims involve whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims have been asserted in various proceedings, including one “opt-in” collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a ruling on February 27, 2004, in that proceeding, approximately 3,500 present and former field employees who worked for SM&P at times since February 27, 2001, were given notice of the lawsuit and the opportunity, until June 7, 2004, to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the employees to whom notice was sent, 966 joined this lawsuit within the opt-in deadline established by the court. The substantial majority of the plaintiffs are former employees. A limited number of individuals have attempted to opt-in after the court’s deadline, while simultaneously, a limited number of plaintiffs have withdrawn from participation after having opted into the lawsuit. SM&P is vigorously contesting these claims, including opposition to this case ultimately proceeding as a collective action. While the results of the claims cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

        On December 29, 2005, the Staff of the Commission proposed a disallowance of approximately $3.3 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

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

        Laclede Group had guarantees totaling $16.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2005.

        Laclede Gas Company’s Financial Statements and Notes to Financial Statements are included in Exhibit 99.1 to this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Laclede Group, Inc.

This management’s discussion analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. It includes management’s view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on overall financial condition and liquidity.

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto.

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the metropolitan St. Louis area and several other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s innovative weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. Due to the material seasonal cycle of Laclede Gas, the accompanying interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of the succeeding quarters of the fiscal year. The seasonal effect of the Utility’s earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas. Laclede Energy Resources, Inc. (LER), is engaged in non-regulated efforts to market natural gas and related activities. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group’s strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of the Laclede Group strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000-mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility will retain all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, will be shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. Some of the factors impacting the level of off-system sales include the availability and cost of its natural gas supply, the weather in the Utility’s service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. During the first quarter of fiscal 2006, favorable market conditions contributed to the generation of an historic level of income from off-system sales.

Wholesale natural gas prices have recently risen to unprecedented levels across the nation. Laclede Gas is continuing to work actively to reduce the impact of such increases by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the costs of purchased gas have increased substantially. The Utility’s Purchased Gas Adjustment Clause (PGA) allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas. While the Utility believes it will continue to be able to obtain sufficient gas supply, the higher natural gas prices nationwide may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its business in both new and existing markets. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions. LER reported record-high earnings during the first quarter of fiscal 2006 as a result of increased margins, caused by higher price volatility and regional supply/demand imbalance due to the recent hurricanes, as well as higher wholesale sales volumes.

Quarter Ended December 31, 2005

Overview - Net Income (Loss) by Operating Segment                  Quarter Ended
                                                                    December 31,
                                                              -------------------------
(millions, after-tax)                                              2005           2004

Regulated Gas Distribution                                        $20.2          $15.1
Non-Regulated Services                                               .4             .1
Non-Regulated Gas Marketing                                         5.4            1.4
Non-Regulated Other                                                  .2              -
                                                              ----------    -----------
Net Income Applicable to Common Stock                             $26.2          $16.6
                                                              ==========    ===========

Laclede Group’s net income applicable to common stock was $26.2 million for the quarter ended December 31, 2005, compared with $16.6 million for the quarter ended December 31, 2004. Basic and diluted earnings per share were $1.23 for the quarter ended December 31, 2005, compared with $.79 per share reported for the same quarter last year. The significant increase in earnings per share was due to the effect of higher net income realized by Laclede Group’s non-regulated business segments and by Laclede Gas resulting primarily from the sale of natural gas outside its traditional service territory. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income increased by $5.1 million for the quarter ended December 31, 2005 compared with the quarter ended December 31, 2004. Laclede Gas implemented several of the provisions of the settlement of its 2005 rate case effective October 1, 2005. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

o   higher income from off-system sales and capacity release totaling $5.0 million;
o   the benefit of a general rate increase, effective October 1, 2005, totaling $3.1 million;
o   the recovery of gas inventory carrying costs through the Utility’s PGA Clause, effective October 1, 2005, totaling $2.1 million; and,
o   the effect of higher system gas sales volumes totaling $1.0 million, primarily due to a cooler weather pattern in November 2005 compared with November 2004.

These factors were partially offset by:

o   increases in operation and maintenance expenses totaling $3.0 million; and,
o   lower Infrastructure System Replacement Surcharges (ISRS) totaling $1.0 million. These surcharges were reset to zero effective October 1, 2005 as the ISRS-related costs are being recovered through new base rates effective on that same date.

The Non-Regulated Services segment reported earnings of $0.4 million during the quarter ended December 31, 2005 compared with $0.1 million for the same period last year. The improvement over the prior year was primarily due to SM&P’s attainment of additional business in both new and existing markets. In addition, SM&P re-engineered many processes to facilitate profitable growth, including training methods, mentoring programs, quality assurance and leadership development initiatives.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $4.0 million compared with the same period last year, primarily as a result of LER’s increased margins caused by higher price volatility and regional supply/demand imbalance due to the recent hurricanes, as well as higher sales volumes. LER’s sales volumes increased 20% over the same period last year principally as a result of increased interstate pipeline wholesale transactions.

Regulated Operating Revenues and Operating Expenses

Laclede Gas passes on to Utility customers (subject to prudence review) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense.

Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on net revenues and net income.

Regulated operating revenues for the quarter ended December 31, 2005 were $411.4 million, or $120.1 million greater than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 1.1% warmer than normal, but 16.9% colder than the same period last year. Total system therms sold and transported were 0.30 billion for the quarter ended December 31, 2005 compared with 0.28 billion for the same period last year. Total off-system therms sold and transported were 0.05 billion for the quarter ended December 31, 2005 compared with 0.04 billion for the same period last year. The increase in regulated operating revenues was primarily attributable to the following factors:

                                                                                                     Millions
                                                                                                   -------------
     Higher wholesale gas costs (passed on to Utility customers, subject to
       prudence review by the MoPSC)                                                                     $ 71.5
     Higher system sales volumes and other variations                                                      16.8
     Higher prices charged for off-system sales                                                            19.0
     Higher off-system sales volumes (reflecting more favorable market conditions
       as described in greater detail in the Results of Operations)                                         9.8
     Net effect of the general rate increase, recovery of gas inventory carry costs,
       and resetting the ISRS to zero, effective October 1, 2005                                            3.0
                                                                                                   -------------
          Total Variation                                                                                $120.1
                                                                                                   =============

Regulated operating expenses for the quarter ended December 31, 2005 increased $113.2 million from the same quarter last year. Natural and propane gas expense increased $105.6 million from last year’s level, primarily attributable to higher rates charged by our suppliers, increased off-system gas expense, and higher system volumes purchased for sendout. Other operation and maintenance expenses increased $3.0 million, or 8.4%, primarily due to higher wage rates, increased group insurance charges, a higher provision for injuries and damages, compensation expense associated with Laclede Group’s implementation of SFAS No. 123 (R), higher pension costs, and higher costs associated with low income energy assistance and energy efficiency programs implemented October 1, 2005. Depreciation and amortization expense increased $0.8 million, or 14.7%, primarily due to higher rates effective February 1, 2005 and additional depreciable property. Taxes, other than income, increased $3.8 million, or 24.1%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for this quarter increased $7.5 million primarily due to SM&P’s attainment of additional business in both new and existing markets. The increase in non-regulated services operating expenses totaling $7.0 million was primarily attributable to charges associated with the additional business. The underground facility locating industry remains competitive with many contracts subject to termination on as little as 30 days’ notice. SM&P’s customers are primarily in the utility and telecommunication sector and, as such, SM&P’s results are influenced by construction seasonality and trends.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $123.2 million primarily due to higher sales prices and increased sales volumes by LER. The increase in non-regulated gas marketing operating expenses of $116.7 million was primarily associated with increased gas expense related to higher prices and increased volumes purchased.

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues decreased $4.0 million primarily due to lower sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses decreased $4.3 million primarily due to lower expenses associated with decreased sales levels recorded by Laclede Pipeline Company.

Interest Charges

The $0.9 million increase in interest charges was primarily due to higher interest on short-term debt mainly attributable to higher rates and increased borrowings. This increase was partially offset by lower interest on long-term debt due to the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds.

Income Taxes

The increase in income taxes was primarily due to higher pre-tax income, partially offset by approximately $0.9 million primarily attributable to a change in estimated tax depreciation and other property-related deductions.

Regulatory Matters

On July 14, 2005, Missouri Governor Matt Blunt signed Senate Bill 179 into law. This law, which went into effect January 1, 2006, authorizes the MoPSC to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules and regulations. Various parties have been meeting in an attempt to negotiate rules to implement these programs; however, to date, the MoPSC has not opened a formal rulemaking case.

On October 21, 2005, Laclede Gas filed an application requesting authority for the purchase of certain assets of Fidelity Natural Gas, Inc., located in Sullivan, Missouri. The purchase, contingent on the approval of the MoPSC as well as other conditions, will add approximately 1,300 natural gas customers to Laclede Gas’ service area. The Utility expects to complete the purchase in early 2006.

On October 24, 2005 the Office of the Public Counsel proposed an emergency amendment to the MoPSC’s Cold Weather Rule. Such rule governs the disconnection and reconnection practices of utilities during the winter heating season. On December 19, 2005, the MoPSC issued an Order approving certain changes to the rule to be effective between January 1 and March 31, 2006. These temporary rule changes are expected to increase utilities’ costs; however, the rule allows for incremental compliance costs to be deferred for consideration for future recovery. The Company, along with other gas utilities, appealed the Order to the Cole County Circuit Court on the grounds that the rule failed to provide a separate and more definitive recovery mechanism for such costs. Although the Court declined to stay the Order, it did express serious concerns over the rule’s legality. The Company believes in the merits of its position and intends to continue to pursue its appeal.

On December 29, 2005, the Staff of the Commission proposed a disallowance of approximately $3.3 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

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

Allowances for doubtful accounts – Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors.

Employee benefits and postretirement obligations – Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. The amount of expense recognized by the Utility is dependent on the regulatory treatment provided for such costs. Certain liabilities related to group medical benefits and workers’ compensation claims, portions of which are self-insured and/or contain “stop-loss” coverage with third-party insurers to limit exposure, are established based on historical trends.

Goodwill valuation – In accordance with Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually or whenever events or circumstances occur that may reduce the value of goodwill. In performing impairment tests, valuation techniques require the use of estimates with regard to discounted future cash flows of operations, involving judgments based on a broad range of information and historical results. If the test indicates impairment has occurred, goodwill would be reduced, adversely impacting earnings.

Laclede Gas accounts for its regulated operations in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory process. We believe the following represent the more significant items recorded through the application of SFAS No. 71:

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Utility’s use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and liabilities that are recovered or refunded in a subsequent period. Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are injected underground in the summer for sale during the winter. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies. Pursuant to the direction of the MoPSC, Laclede Gas’ provision for income tax expense for financial reporting purposes reflects an open-ended method of tax depreciation. Laclede Gas’ provision for income tax expense also records the income tax effect associated with the difference between overheads capitalized to construction for financial reporting purposes and those recognized for tax purposes without recording an offsetting deferred income tax expense. These two methods are consistent with the regulatory treatment prescribed by the MoPSC.

For further discussion of significant accounting policies, see the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2005.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of this Statement are effective for inventory costs incurred during the Company’s fiscal year 2006. Adoption of this Statement had no effect on the financial position or results of operations of the Company.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the manner in which uncertainties concerning the timing and method of settlement of an asset retirement obligation, as defined in SFAS No. 143, “Accounting for Asset Retirement Obligations,” should be accounted for. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. For Laclede Group, FIN 47 is effective no later than the end of fiscal year 2006. The Company is currently evaluating the provisions of this Interpretation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the provisions of this Statement.

FINANCIAL CONDITION

Credit Ratings

As of December 31, 2005, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility                            S&P            Moody's          Fitch
------------------------------------------- -------------- ---------------- ----------------
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

Cash Flows

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the gap between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash used in operating activities for the three months ended December 31, 2005 was $156.5 million, a $106.0 million increase, compared with the same period last year. The increase in cash used in operating activities was primarily attributable to the effects of higher natural gas prices and increased regulated and non-regulated gas sales volumes on accounts receivable and deferred purchased gas costs.

Net cash used in investing activities for the three months ended December 31, 2005 was $18.2 million compared with $14.7 million for the three months ended December 31, 2004. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $192.4 million for the three months ended December 31, 2005 compared with $74.9 million for the three months ended December 31, 2004. The variation primarily reflects an increase in the issuance of short-term debt this year and the effect of the maturity of First Mortgage Bonds last year.

Liquidity and Capital Resources

As indicated above, the Company’s short-term borrowing requirements typically peak during colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks.

Laclede Gas currently has lines of credit in place of $340 million. During the quarter, the Utility’s $285 million line of credit scheduled to expire in September 2009 was increased to $320 million and extended to December 2010. In January 2006, Laclede Gas replaced its $15 million in credit lines expiring in April 2006 with a $20 million line expiring April 2006. Short-term commercial paper borrowings outstanding at December 31, 2005 were $269.4 million at a weighted average interest rate of 4.4% per annum. The peak borrowings for the quarter were approximately $276 million. Based on short-term borrowings at December 31, 2005, a change in interest rates of 100 basis points would increase or decrease Laclede Gas’ pre-tax interest charges and cash flows by approximately $2.7 million on an annual basis. However, effective October 1, 2005, costs the Utility incurs to finance its gas supply inventory are recovered through the PGA Clause.

Most of Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) for a trailing twelve-month period to be at least 2.25 times interest expense. On December 31, 2005, total debt was 63% of total capitalization. For the twelve-months ending December 31, 2005, EBITDA was 3.69 times interest expense.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $120 million of debt securities remained registered and unissued as of December 31, 2005. The original MoPSC authorization for issuing securities registered on this Form S-3 expired in September 2003. In response to an application filed by the Utility, the MoPSC extended this authorization to issue debt and equity securities and receive capital contributions through October 31, 2006. The remaining MoPSC authorization is $61.4 million, having been reduced by capital contributions that have been made by Laclede Group to Laclede Gas under this authority through December 2005. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Laclede Gas paid at maturity $25 million principal amount of 8 1/2% First Mortgage Bonds in November 2004. At December 31, 2005, Laclede Gas had fixed-rate long-term debt totaling $335 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of December 31, 2005. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has a $40 million working capital line of credit expiring in August 2008, to meet the short-term liquidity needs of its subsidiaries. This line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization, based upon a 50% debt weighting for the subordinated debt issued to an unconsolidated affiliated trust. The ratio stood at 60% on December 31, 2005. This line has been used to provide letters of credit of $1.5 million on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. The maximum balance outstanding during the quarter ended December 31, 2005, under this line, was $7 million; there were no borrowings outstanding at the end of the quarter.

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

Laclede Group had guarantees totaling $16.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2005.

Utility capital expenditures were $13.0 million for the three months ended December 31, 2005, compared with $11.9 million for the same period last year. Non-utility capital expenditures were $0.7 million for the three months ended December 31, 2005 compared with $0.8 million for the same period last year.

Consolidated capitalization at December 31, 2005, excluding current obligations of long-term debt and preferred stock, consisted of 53.5% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 6.3% long-term debt to unconsolidated affiliate trust and 40.1% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2005 and at September 30, 2005, such as Accounts Receivable – Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Advance Customer Billings. The Consolidated Balance Sheet at December 31, 2004 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Contractual Obligations

As of December 31, 2005, Laclede Group had contractual obligations with payments due as summarized below (in millions):

                                                                    Payments due by period
                                                  ------------------------------------------------------------
                                                     Remaining                                Fiscal Years
      Contractual Obligations                    Fiscal Year   Fiscal Years Fiscal Years      2011 and
                                         Total         2006        2007-2008    2009-2010      thereafter
------------------------------------ ------------ --------------- ------------ ------------ ------------------
Long-Term Debt (a)                      $  810.6          $ 55.1       $ 80.9       $ 39.4             $635.2
Capital Leases                                 -               -            -            -                  -
Operating Leases (b)                        17.9             4.2          8.6          3.5                1.6
Purchase Obligations - Natural Gas (c)     795.0           582.8        185.8         15.8               10.6
Purchase Obligations - Other (d)           131.7            10.1         22.1         16.6               82.9
Other Long-Term Liabilities                    -               -            -            -                  -
                                     ------------ --------------- ------------ ------------ ------------------
Total (e)                               $1,755.2          $652.2       $297.4       $ 75.3             $730.3
                                     ============ =============== ============ ============ ==================
(a)	Long-term debt obligations reflect principal maturities and interest payments.

(b)	Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)	These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2005 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(e)	Commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $1.1 million in fiscal year 2006. Laclede Gas anticipates a $0.2 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2006. With regard to postretirement benefits, the Company anticipates Laclede Gas will contribute $6.0 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the rest of fiscal 2006. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pensions and Postretirement Benefits, of the Notes to Consolidated Financial Statements.

Market Risk

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At December 31, 2005, the Utility held approximately 6.8 million MMBtu of futures contracts at an average price of $11.81 per MMBtu. Additionally, approximately 4.3 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2006.

In the course of its business, Laclede Group’s non-regulated marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2005, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Environmental Matters

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs.

Environmental issues have arisen in the past, and may arise in the future, associated with sites formerly owned or operated by Laclede Gas and/or its predecessor companies, including facilities at which manufactured gas operations took place. Laclede Gas has been advised of the existence of three former manufactured gas plant (“MGP”) sites that may require remediation and has worked with federal and state environmental regulators to address two of the three sites.

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of December 31, 2005, Laclede Gas has paid or reserved for these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

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

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 27 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 8 to the Consolidated Financial Statements on page 16. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters, on page 22 of this report.

Laclede Group and its subsidiaries are involved in litigations, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2005, the board of directors of Laclede Gas approved the sale of 30 shares of Laclede Gas common stock to Laclede Group at a price per share equal to the book value at September 30, 2005. The proceeds from the sale, totaling approximately $1.0 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a) See Exhibit Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                              The Laclede Group, Inc.

                                                              By: /s/ Barry C. Cooper
                                                                   _____________________
Dated:   January 24, 2006                                          Barry C. Cooper
         ________________                                          Chief Financial Officer
                                                                   (Authorized Signatory and
                                                                   Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                              Laclede Gas Company

                                                              By: /s/ Barry C. Cooper
                                                                   _____________________
Dated:   January 24, 2006                                          Barry C. Cooper
         ________________                                          Chief Financial Officer
                                                                   (Authorized Signatory and
                                                                   Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit
  No.

10       -   Amendment to Loan Agreement dated December 23, 2005 by and among Laclede Gas Company, the
             Banks from time to time party thereto, including U.S. Bank National Association, as Administrative
             Agent, filed as Exhibit 10.1 to Laclede Gas Company's Form 8-K dated December 23, 2005 and incorporated herein by reference (File No. 1-1822).

12       -   Ratio of Earnings to Fixed Charges.

31       -   CEO and CFO Certifications under Exchange Act Rule 13a-14(a).

32       -   CEO and CFO Section 1350 Certifications.

99.1     -   Laclede Gas Company - Management's Discussion and Analysis of Financial Condition and Results of
             Operations, Financial Statements and Notes to Financial Statements.