Form 10-K
period 2006-09-30
LACLEDE GAS CO
filed 2006-12-04
CIK 57183

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2006

THE LACLEDE GROUP, INC.

LACLEDE GAS COMPANY

720 Olive Street, St. Louis, MO 63101

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

Securities registered pursuant to Section 12(b) of the Act (as of the date of this report)

Name of Registrant	Title of Each Class	Name of Each Exchange On Which Registered
The Laclede Group, Inc.	Common Stock $1.00 par value	New York Stock Exchange
The Laclede Group, Inc.	Preferred Share Purchase Rights	New York Stock Exchange
Laclede Gas Company	None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant:

(1) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

The Laclede Group, Inc.:	Yes	[ X ]	No	[ ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

(2) is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) have been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant:

(1) is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

(2) is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of The Laclede Group, Inc.

amounted to $690,138,038 as of March 31, 2006.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	October 31, 2006
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,389,254
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,197 *

* 100% owned by The Laclede Group, Inc.

Incorporated by Reference:        Form 10-K Part III

Proxy Statement dated December 18, 2006**

Index to Exhibits is found on page 75.

**The information under the captions “Compensation Committee Report Regarding

Executive Compensation,” “Performance Graph” and “Audit Committee Report”

of the Proxy Statement are NOT incorporated by reference.

This combined Form 10-K is separately filed by The Laclede Group, Inc. and Laclede Gas Company. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Note: Laclede Gas Company Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to Financial Statements, Management Report on Internal Control over Financial Reporting, and Reports of Independent Registered Public Accounting Firm are included as Exhibit 99.1.

Part I

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

•	weather conditions and catastrophic events, particularly severe weather in the natural gas producing areas of the country;
•	volatility in gas prices, particularly sudden and sustained spikes in natural gas prices;
•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability; particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other post-retirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from and conservation efforts of customers;
•

capital and energy commodity market conditions, including the ability to obtain funds for necessary capital expenditures and general operations and the terms and conditions imposed for obtaining sufficient gas supply;

•	discovery of material weakness in internal controls; and
•	employee workforce issues.

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

Item 1. Business

The Laclede Group, Inc. (Laclede Group or the Company) is a public utility holding company formed through a corporate restructuring that became effective October 1, 2001. Laclede Group is committed to providing reliable natural gas service through its regulated core utility operations while engaging in non-regulated activities that provide sustainable growth. All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment includes Laclede Gas Company (Laclede Gas or the Utility), Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas is the largest natural gas distribution utility in Missouri, serving more than 630,000 residential, commercial, and industrial customers in St. Louis city and ten other counties in eastern Missouri. Laclede Group’s Non-Regulated Services segment includes SM&P Utility Resources, Inc. (SM&P), one of the nation’s major underground locating and marking service businesses. SM&P was acquired by Laclede Group in 2002. SM&P is headquartered in Carmel, Indiana and operates in nine Midwestern and Southwestern states. The Non-Regulated Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a subsidiary engaged in the non-regulated marketing of natural gas and related activities. LER became a reportable segment in 2003. Other non-regulated subsidiaries provide less than 10% of revenues.

Operating revenues contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 14 to the Consolidated Financial Statements.

(Thousands)	2006	2005	2004
Regulated Gas Distribution	$1,141,011	$978,195	$868,905
Non-Regulated Services	162,523	141,478	104,239
Non-Regulated Gas Marketing	689,572	469,559	270,328
Non-Regulated Other	4,445	7,800	6,848
Total Operating Revenues	$1,997,551	$1,597,032	$1,250,320

The Consolidated Financial Statements included in this report present the consolidated financial position, results of operations and cash flows of Laclede Group. The financial statements, notes to financial statements, and management’s discussion and analysis for Laclede Gas are included in this report as Exhibit 99.1.

The following chart illustrates the organization structure of The Laclede Group, Inc. at September 30, 2006:

                                                                         Organization Structure

The Laclede Group, Inc.

Laclede Gas Company	SM&P Utility Resources, Inc.	Laclede Investment LLC	Laclede Development Company	Laclede Pipeline Company

		Laclede Energy Resources, Inc.	Laclede Venture Corp.

Laclede Gas Family Services, Inc.

Laclede Group common stock is listed on The New York Stock Exchange and trades under the ticker symbol “LG”. Laclede Gas continues to pay dividends on all serial preferred stock issued.

During fiscal year 2006, Laclede Group issued 114,255 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 75,375 shares of common stock (including 51,000 shares of performance-contingent restricted stock) under its Equity Incentive Plan. During fiscal year 2005, Laclede Group issued 131,144 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan and 59,700 shares of common stock under its Equity Incentive Plan.

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

REGULATED GAS DISTRIBUTION

NATURAL GAS SUPPLY

During the past year, the Utility again focused its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement Laclede’s regionally diverse firm transportation arrangements.

Laclede Gas’ fundamental gas supply strategy is to meet the two-fold objective of 1) ensuring that the gas supplies it acquires are dependable and will be delivered when needed and, 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring its natural gas supply portfolio, Laclede Gas continues to focus on natural gas assets that are strategically positioned to meet the Utility’s primary objectives. Laclede Gas utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. During fiscal 2006, in order to take advantage of the favorable Mid-Continent price differential and provide a lower gas cost for its customers, the Utility shifted all of its summer period supply commitments under Gulf Coast supply arrangements to the Mid-Continent region.

In fiscal 2006, Laclede Gas purchased natural gas from 16 different suppliers to meet current gas sales and storage injection requirements. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 54.3 billion cubic feet (Bcf). The Utility also holds firm transportation on several interstate pipeline systems that access our gas supplies upstream of MRT. An additional 8.2 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 10.5 Bcf on the Southern Star Central Pipeline system. Some of the Utility’s commercial and industrial customers continued to purchase their own gas and delivered to Laclede Gas approximately 18.3 Bcf for transportation to them through the Utility’s distribution system.

The fiscal 2006 peak day sendout of natural gas to Utility customers, including transportation customers, occurred on February 18, 2006, when the average temperature was 10 degrees Fahrenheit. On that day, our customers consumed .878 Bcf of natural gas. About 80% of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the other 20% was met from the Utility’s on-system storage and peak shaving resources.

UNDERGROUND NATURAL GAS STORAGE

Laclede Gas has a contractual right to store approximately 23.1 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana. MRT’s tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15.

In addition, Laclede Gas supplements flowing pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide .357 Bcf of natural gas withdrawals on a peak day and annual withdrawals of approximately 5.5 Bcf of gas based on the inventory level that Laclede plans to maintain.

REGULATORY MATTERS

There were several significant regulatory developments over the past year. For more details, please see the Regulatory Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 26 of this Form 10-K.

OTHER PERTINENT MATTERS

The business of Laclede Gas has monopoly characteristics in that it is the only distributor of natural gas within its franchised service area. The principal competition is the local electric company. Other competitors in Laclede Gas’ service area include suppliers of fuel oil, coal, propane in outlying areas, natural gas pipelines which can directly connect to large volume customers, and in a portion of downtown St. Louis, a district steam system. Historically, Laclede Gas has sold gas for househeating, certain other household uses, and commercial and industrial space heating at prices equal to or lower than prices charged for other sources of energy.

Laclede Gas’ residential, commercial, and small industrial markets represent more than 80% of the Utility’s revenue. Given the current adequate level of supply, Laclede Gas believes that the relationship between competitive equipment and operating costs will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas.

In the new multi-family and commercial rental markets, Laclede Gas’ competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems have contained the growth of these alternatives. Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements have forestalled any significant market inroads. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown St. Louis area heating users. Laclede Gas offers gas transportation service to its large user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which Laclede Gas would have received under its regular sales rates.

*****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 15 to the Consolidated Financial Statements on page 63.

*****

Laclede Gas has a labor agreement with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represent approximately 67% of Laclede Gas’ employees. The agreement expires on July 31, 2008.

The Missouri Natural Division of Laclede Gas has a labor agreement with Local 11-884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents approximately 5% of Laclede Gas’ employees. The agreement expires on April 15, 2009.

*****

As of September 30, 2006, Laclede Gas had 1,874 employees, including 15 part-time employees.

*****

The business of Laclede Gas is subject to seasonal fluctuations with the peak period occurring in the winter season.

*****

Customers and revenues contributed by each class of customers of Laclede Gas for the last three fiscal years are as follows:

Regulated Gas Distribution Operating Revenues $(000)

	2006	2005	2004
Residential	$689,347	$586,227	$543,996
Commercial & Industrial	284,174	223,446	202,183
Interruptible	5,644	3,688	3,206
Transportation	15,257	14,726	14,523
Off-System and Capacity Release	139,501	144,195	99,152
Provision for Refunds and Other	7,088	5,913	5,845
Total	$1,141,011	$978,195	$868,905

Customers (End of Period)

	2006	2005	2004
Residential	590,392	589,082	591,547
Commercial & Industrial	40,909	40,474	40,417
Interruptible	17	16	16
Transportation	148	150	151
Total Customers	631,466	629,722	632,131

Laclede Gas has franchises having initial terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. The franchise in Poplar Bluff, Missouri expired in September 2006, and is in the process of renewal. The franchise in O’Fallon, Missouri expired in October 2006, and is in the process of renewal. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas’ current public utility business in the State of Missouri.

On October 21, 2005, Laclede Gas filed an application requesting authority for the purchase of certain assets of Fidelity Natural Gas, Inc., located in Sullivan, Missouri. On February 21, 2006 the Commission issued an Order approving the acquisition, subject to certain conditions. The purchase, which closed on February 28, 2006, added approximately 1,300 natural gas customers to Laclede Gas’ customer base.

NON-REGULATED SERVICES

SM&P, a wholly-owned subsidiary of Laclede Group, is one of the nation’s major underground locating and marking service businesses. SM&P, a Carmel, Indiana-based company, operates across nine Midwestern and Southwestern states. Locating technicians mark the placement of underground facilities for providers of telephone, natural gas, electric, water, cable TV and fiber optic services so that construction work can be performed without damaging buried facilities. SM&P’s operations tend to be counter-seasonal to those of Laclede Gas and are impacted by construction trends. SM&P’s revenues are dependent on a limited number of customers, primarily in the utility and telecommunications sectors, with contracts that may be terminated on short-term notice.

*****

As of September 30, 2006, SM&P had 2,004 employees, including 14 part-time employees.

NON-REGULATED GAS MARKETING

LER, a wholly-owned subsidiary of Laclede Investment LLC, is engaged in the non-regulated marketing of natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area, and related activities.

NON-REGULATED OTHER SUBSIDIARIES

Laclede Pipeline Company, a wholly-owned subsidiary of Laclede Group, operates a pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction that connects the propane storage and vaporization facilities of Laclede Gas to third-party propane supply terminal facilities located in Illinois. Laclede Gas vaporizes the propane to supplement its natural gas supply and meet peak demands on its distribution system.

Laclede Investment LLC, a wholly-owned subsidiary of Laclede Group, invests in other enterprises and has made loans to several joint ventures engaged in real estate development.

Laclede Gas Family Services, Inc., a wholly-owned subsidiary of Laclede Energy Resources, Inc., is a registered insurance agency in the State of Missouri.

Laclede Development Company, a wholly-owned subsidiary of Laclede Group, participates in real estate development, primarily through joint ventures.

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

Item 1A. Risk Factors

Laclede Group’s business and financial results are subject to a number of risks and uncertainties, including those set forth below. The risks described below are those the Company considers to be the most material.

RISKS AND UNCERTAINTIES THAT RELATE TO THE BUSINESS AND FINANCIAL RESULTS OF LACLEDE GROUP AND ITS SUBSIDIARIES

As a holding company, Laclede Group depends on its operating subsidiaries to meet its financial obligations.

Laclede Group is a holding company with no significant assets other than the stock of its operating subsidiaries. Laclede Group, and Laclede Gas prior to Laclede Group’s formation, have paid dividends continuously since 1946. However, Laclede Group relies exclusively on dividends from its subsidiaries and on the repayments of principal and interest from intercompany loans made to its subsidiaries for its cash flows. Laclede Group’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries, including Laclede Gas, to generate sufficient net income and cash flows to pay upstream dividends and make loan repayments to Laclede Group.

A downgrade in Laclede Group’s credit rating could negatively affect its ability to access capital.

Currently, Laclede Group’s corporate rating is A by Standard & Poor’s and A- by Fitch. Laclede Group has working capital lines of credit to meet the short-term liquidity needs of its subsidiaries. If the rating agencies lowered Laclede Group’s credit rating, particularly below investment grade, it might significantly limit its ability to borrow and would increase its costs of borrowing. Laclede Group’s ability to borrow and costs of borrowing have a direct impact on its non-regulated subsidiaries’ ability to execute operating strategies.

Risk of unexpected losses may adversely affect the Group’s financial position and results of operations.

As with most businesses, there are operations and business risks inherent in the activities of Laclede Group’s subsidiaries. If, in the normal course of business, Laclede Group becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, or penalties or be resolved on unfavorable terms. In accordance with customary practice, Laclede Group and its subsidiaries maintain insurance against a significant portion, but not all, risks and losses. To the extent a loss is not fully covered by insurance, that loss could adversely affect the Company’s financial position and results of operations.

RISKS THAT RELATE TO THE REGULATED GAS DISTRIBUTION SEGMENT

Risks related to the regulation of the Utility business could impact rates it is able to charge, costs and profitability.

Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission). This authority regulates many aspects of its distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utility may charge customers, the terms of service to its customers and the rate of return that it is allowed to realize; as well as the accounting treatment for certain aspects of its operations. For further discussion of these accounting matters, see Critical Accounting Policies pertaining to Laclede Gas, beginning on page 25. Laclede Gas’ ability to obtain rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that it will be able to obtain rate increases or rate supplements or continue receiving the current authorized rates of return.

Laclede Gas’ liquidity and, in certain circumstances, its results of operations could be adversely affected by the cost of purchasing natural gas during periods in which natural gas prices are rising significantly.

Laclede Gas’ tariff rate schedules contain purchased gas adjustment clauses that permit the Utility to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources. Currently Laclede Gas is allowed to adjust the gas cost component of its rates up to four times each year. The Utility must make a mandatory gas cost adjustment in November at the beginning of the winter, and during the next twelve months, it may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.

The MoPSC typically approves the Utility’s purchased gas adjustment changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. Increases in the prices the Utility charges for gas may also adversely affect revenues because they could lead customers to reduce usage and cause customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Laclede Gas has used short-term borrowings in the past to finance storage inventories and purchased gas costs, and expects to do so in the future.

Hedging procedures may not fully protect Laclede Gas sales and results of operations from volatility, and the use of derivative contracts in the normal course of business could result in financial losses.

To lower financial exposure to commodity price fluctuations, Laclede Gas enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, the Utility may use fixed-price, forward, physical purchase contracts, futures and option contracts traded on the New York Mercantile Exchange (NYMEX). However, the Utility does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains or losses experienced through hedging procedures generally flow through the purchased gas adjustment clause, thereby limiting its exposure to volatility. However, these procedures remain subject to prudence review by the MoPSC.

Laclede Gas is dependent on bank lines of credit and continued access to capital markets to successfully execute its operating strategies.

In addition to longer term debt that is issued to the public by the Utility under its mortgage and deed of trust dated February 1, 1945, Laclede Gas has relied, and continues to rely, upon shorter term bank borrowings or commercial paper supported by bank lines of credit to finance the execution of a portion of its operating strategies. The Utility is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to the Utility, or it may not be able to obtain money at a reasonable cost in the future. Laclede Gas’ ability to borrow under its lines of credit, or to issue commercial paper supported by its lines of credit, depends on its compliance with the Utility’s obligations under the lines of credit.

A downgrade in the Utility’s credit rating could negatively affect its ability to access capital.

Standard & Poor’s rating group, Moody’s Investor Service, Inc. and Fitch, Inc. from time to time implement new requirements for various ratings levels. To maintain Laclede Gas’ current credit ratings in light of any new requirements, it may find it necessary to take steps to change its business plans in ways that may affect its results of operations.

Currently, Laclede Gas’ first mortgage bonds are rated A by Standard & Poor’s, A3 by Moody’s and A+ by Fitch. The Utility’s commercial paper currently is rated A-1 and P-2 by Standard & Poor’s and Moody’s, respectively. If the rating agencies lowered the Utility’s ratings, particularly below investment grade, it could significantly limit its access to the commercial paper market and would increase its costs of borrowing. In addition, Laclede Gas would likely be required to pay a higher interest rate in future financings and the Utility’s potential pool of investors and funding sources would likely decrease. Also, credit ratings are an independent assessment of the Utility’s ability to pay its obligations. Consequently, real or anticipated changes in credit ratings will generally affect the market value of the specific debt instruments that are rated.

Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

There are inherent in gas distribution activities a variety of hazards and operations risks, such as leaks, accidental explosions and mechanical problems, that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses to Laclede Gas. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject the Utility to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines or penalties against the Utility or be resolved on unfavorable terms. In accordance with customary industry practices Laclede Gas maintains insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect the Utility’s financial position and results of operations.

Increases in the wholesale costs of purchased natural gas supplies may adversely impact the Utility’s competitive position compared with alternative energy sources.

Laclede Gas is the only distributor of natural gas within its franchised service area. Historically, the Utility has sold natural gas to residential, commercial and small industrial markets at prices equal to or lower than prices charged for other sources of energy. Nevertheless, rising wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane, or other energy sources may affect the Utility’s retention of natural gas customers and adversely impact its financial position and results of operations.

Significantly warmer-than-normal weather conditions may affect the Utility’s sale of heating energy and adversely impact its financial position and results of operations.

Laclede Gas’ earnings are primarily generated by the sale of heating energy. The Utility has a weather mitigation rate design, approved by the MoPSC, which lessens the impact of weather volatility during the peak cold months of December through March, and reduces the impact of weather, to a lesser extent, during the months of November and April. However, significantly warmer-than-normal weather conditions in the Utility’s service area, particularly in November and April, may result in reduced profitability and decreased cash flows attributable to lower gas sales levels. Furthermore, the weather mitigation rate design is subject to regulatory discretion.

Regional supply/demand fluctuations and changes in national pipeline infrastructure may adversely affect Laclede Gas’ ability to profit from off-system sales and capacity release.

Laclede Gas’ income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Utility holds pipeline capacity rights. Specific factors impacting the Utility’s income from off-system sales and capacity release include the availability of attractively priced natural gas supply, availability of pipeline capacity, and market demand. Currently, income from off-system sales and capacity release is retained by the Utility, but amounts above a predetermined level, if any, are shared with customers. The Utility’s ability to retain such income in the future is subject to regulatory discretion in a base rate proceeding.

RISKS THAT RELATE TO THE NON-REGULATED GAS MARKETING SEGMENT

Risks of increased competition, regional fluctuations in natural gas commodity prices, and new national pipeline infrastructure projects may adversely impact LER’s future profitability.

Competition in the marketplace and regional fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions caused by new pipeline infrastructure may adversely impact LER’s sales margins or affect LER’s ability to serve certain wholesale customers, thereby increasing certain credit requirements and/or reducing wholesale sales volumes and profitability.

Risks of reduced access to credit and/or capital markets may prevent LER from executing operating strategies.

In addition to its cash flows, LER relies on parental guarantees and loans to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Although LER’s uncollectible amounts are closely monitored and have not been significant, significant uncollectible amounts from customers are possible and may result in financial losses and/or capital limitations.

Risk management policies and the use of cash flow hedging may not fully protect LER’s sales and results of operations from volatility and may result in financial losses.

LER manages the price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses.

RISKS THAT RELATE TO THE NON-REGULATED SERVICES SEGMENT

Competition and the ability to retain customers may impact SM&P’s sales and profitability.

The underground locating industry remains competitive. Many of SM&P’s contracts are subject to termination on short-term notice. SM&P’s customers are primarily in the utility and telecommunications sectors. In addition, SM&P’s results are influenced by construction seasonality and trends. Customer losses and technological changes could impact SM&P’s profitability and its ability to do business in certain geographic areas.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal utility properties of Laclede Gas consist of more than 16,000 miles of gas main and related service pipes, meters and regulators. Other physical properties include regional office buildings and holder stations. Extensive underground gas storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas’ utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee or by easement or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration and the headquarters office building. The current lease on the headquarters office building extends through February 2010 with options to renew for up to 10 additional years.

For further information on Laclede Gas’ leases and for information on SM&P’s lease obligations, see Note 15 to the Consolidated Financial Statements on page 63.

Other non-regulated properties of Laclede Group do not constitute a significant portion of its properties.

Item 3. Legal Proceedings

For a description of environmental matters, see Note 15 to the Consolidated Financial Statements on page 63. For a description of pending regulatory matters of Laclede Gas, see the Regulatory Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 26 of this Form 10-K. For a description of the resolution of SM&P’s employment-related litigation and related matters, see Note 15 to the Consolidated Financial Statements on page 64.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

EXECUTIVE OFFICERS OF REGISTRANTS – Listed below are executive officers as defined by the Securities and Exchange Commission for Laclede Group. Their ages, at September 30, 2006, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

D. H. Yaeger, Age 57
Laclede Group
------------------
Chairman, President and Chief Executive Officer	October 2000

Laclede Gas
---------------
Chairman, President and Chief Executive Officer	January 1999
President and Chief Executive Officer	January 1999

SM&P
--------
Chief Executive Officer	January 2002

LER
-----
President	January 1999

K. J. Neises, Age 65
Laclede Gas
---------------
Executive Vice President – Energy and Administrative Services	January 2002
Senior Vice President – Energy and Administrative Services	March 1998

LER
-----
Vice President	February 2002

R. E. Shively, Age 44
Laclede Gas
---------------
Senior Vice President – Business and Services Development	January 2001

SM&P
--------
President	March 2002

B. C. Cooper, Age 47
Laclede Group
------------------
Chief Financial Officer (2)	September 2002

Laclede Gas
---------------
Chief Financial Officer	September 2002

LER
------
Vice President	October 2002

M. C. Darrell, Age 48
Laclede Group
------------------
General Counsel (3)	May 2004

Laclede Gas
---------------
General Counsel	May 2004

M. C. Kullman, Age 46
Laclede Group
------------------
Chief Governance Officer and Corporate Secretary	February 2004
Corporate Secretary	October 2000

Laclede Gas
---------------
Secretary and Associate General Counsel	February 2001

SM&P
--------
Secretary	January 2002

LER
------
Secretary	February 1998

M. C. Geiselhart, Age 47
Laclede Group
---------------
Vice President – Strategic Development and Planning (4)	August 2006

Laclede Gas
---------------
Vice President – Strategic Development and Planning	August 2006

M. C. Pendergast, Age 50
Laclede Gas
---------------
Vice President – Associate General Counsel	January 2002
Assistant Vice President – Associate General Counsel	January 2000

R. A. Skau, Age 49
Laclede Gas
---------------
Vice President – Human Resources	February 2004
Assistant Vice President – Human Resources	September 2001

M. R. Spotanski, Age 46
Laclede Gas
---------------
Vice President – Finance	January 2001

M. D. Waltermire, Age 48
Laclede Gas
---------------
Vice President – Operations & Marketing	April 2003
Vice President – Operations & Marketing Planning	February 2003
Assistant Vice President – Planning	May 2001

K. F. Beauchamp, Age 49
SM&P
--------
Chief Financial Officer (5)	August 2006

J. A. Fallert, Age 51
Laclede Gas
---------------
Controller	February 1998

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

(2)	Mr. Cooper served as Vice President of Finance at GenAmerica Corporation since 2000.
(3)	Mr. Darrell served as Assistant General Counsel for NiSource, Inc. since 2002. Prior to that he was Executive Vice President and Chief Executive Officer at Columbia Gas of Virginia since 2001.
(4)

Mr. Geiselhart served as the Corporate Finance Consultant for Callaway Partners, LLC since 2003. During that time, he also served as Chief Financial Officer for both TowerLink Corporation, Inc. and Transcender Telecom Acquisition Corporation, Inc. Prior to that he was the founding Chief Financial Officer and Consultant for private equity firms for Quiet Water Associates, LLC from 2002 through 2003 and Vice President, Finance and Corporate Development for Evolution Networks, Inc. from 2000 through 2002.

(5)	Previously, Mr. Beauchamp served as Vice President of Operations of The Steak ‘n Shake Company from 1997 through 2005, as well as Vice President and Controller from 1993 through 1997.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Laclede Group’s common stock trades on The New York Stock Exchange (NYSE) under the symbol “LG”. The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
1st Quarter	33.19	28.60	32.50	29.00
2nd Quarter	35.55	29.09	32.80	28.58
3rd Quarter	34.75	31.70	32.00	26.90
4th Quarter	35.65	31.29	34.31	30.40

The number of holders of record as of September 30, 2006 was 5,889.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2006	Fiscal 2005
1st Quarter	$.345	$.340
2nd Quarter	$.355	$.345
3rd Quarter	$.355	$.345
4th Quarter	$.355	$.345

For disclosures relating to securities authorized for issuance under equity compensation plans, please see Item 12, page 68.

In January 2005, Laclede Group began purchasing common stock of Laclede Gas with the price set at the book value of Laclede Gas common stock as of the most recently completed fiscal quarter. The details on those sales of common stock of Laclede Gas to Laclede Group are set forth below:

	Aggregate
	Purchase Price	Number
Date of Sale	(millions)	of Shares

January 20, 2005	$1.1	31
May 10,2005	1.0	29
August 15, 2005	1.0	29
December 15, 2005	1.0	30
February 21, 2006	0.9	26
May 24, 2006	0.9	25
August 15, 2006	0.9	27

The proceeds from the sales were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2006	2005	2004	2003	2002(a)
Summary of Operations
Operating Revenues:
Regulated
Gas distribution	$1,141,011	$978,195	$868,905	$774,772	$592,097
Non-Regulated
Services	162,523	141,478	104,239	100,168	94,116
Gas marketing	689,572	469,559	270,328	163,861	64,798
Other	4,445	7,800	6,848	11,529	4,228
Total Operating Revenues	1,997,551	1,597,032	1,250,320	1,050,330	755,239

Operating Expenses:
Regulated
Natural and propane gas	821,721	676,931	575,691	483,742	340,045
Other operation expenses	128,180	125,364	121,596	118,550	106,027
Maintenance	21,198	19,226	18,705	18,759	17,813
Depreciation and amortization	30,904	23,036	22,385	22,229	24,215
Taxes, other than income taxes	71,038	62,859	60,077	56,102	48,342
Total regulated operating expenses	1,073,041	907,416	798,454	699,382	536,442
Non-Regulated
Services	155,133	129,636	99,511	102,093	90,771
Gas marketing	662,391	462,348	265,394	159,105	64,042
Other	3,711	7,803	6,400	10,615	4,222
Total Operating Expenses	1,894,276	1,507,203	1,169,759	971,195	695,477
Operating Income	103,275	89,829	80,561	79,135	59,762
Allowance for Funds Used During Construction	(45)	(100)	(123)	(107)	(149)
Other Income and (Income Deductions) - Net	5,553	1,706	3,758	1,242	827
Interest Charges:
Interest on long-term debt	22,329	22,835	22,010	20,169	20,820
Interest on long-term debt to unconsolidated affiliate trust	3,573	3,573	3,573	2,828	—
Other interest charges	10,277	4,141	3,231	3,974	4,989
Total Interest Charges	36,179	30,549	28,814	26,971	25,809
Income Before Income Taxes	72,604	60,886	55,382	53,299	34,631
Income Tax Expense	23,567	20,761	19,264	18,652	12,247
Net Income	49,037	40,125	36,118	34,647	22,384
Dividends on Redeemable Preferred
Stock – Laclede Gas	48	55	62	62	68
Net Income Applicable to Common Stock	$48,989	$40,070	$36,056	$34,585	$22,316

Basic Earnings Per Share of Common Stock	$2.31	$1.90	$1.82	$1.82	$1.18

Diluted Earnings Per Share of Common Stock	$2.30	$1.90	$1.82	$1.82	$1.18

Item 6. Selected Financial Data (continued)

The Laclede Group, Inc.

	Fiscal Years Ended September 30
(Thousands, Except Per Share Amounts)	2006	2005	2004	2003	2002(a)

Dividends Declared –
Common Stock	$30,045	$29,002	$27,183	$25,492	$25,311
Dividends Declared Per
Share of Common Stock	$1.41	$1.375	$1.355	$1.34	$1.34

Utility Plant
Gross Plant – End of Period	$1,149,104	$1,105,733	$1,070,522	$1,030,665	$988,747
Net Plant – End of Period	763,827	728,481	699,144	676,696	594,376
Capital Expenditures	57,925	54,621	49,130	49,926	48,765
Property Retirements	22,588	19,410	9,276	8,007	9,769
Goodwill – End of Period	33,595	28,124	28,124	28,124	27,455
Non-Utility Property	13,362	11,791	10,038	11,661	14,897
Other Investments	42,731	37,825	36,044	34,337	32,089
Total Assets – End of Period	$1,570,160	$1,434,101	$1,317,564	$1,258,247	$1,090,990

Capitalization – End of Period
Common Stock and Paid-In Capital	$148,487	$142,677	$137,039	$87,542	$83,588
Retained Earnings	250,495	231,551	220,483	211,610	202,517
Accumulated Other Comprehensive Income (Loss)	3,655	(7,703)	(1,607)	(80)	(339)
Common Stock Equity	402,637	366,525	355,915	299,072	285,766
Redeemable Preferred Stock – Laclede Gas	787	948	1,108	1,258	1,266
Long-Term Debt to Unconsolidated Affiliate Trust	46,400	46,400	46,400	46,400	—
Long-Term Debt – Laclede Gas	349,041	294,033	333,936	259,625	259,545
Total Capitalization	$798,865	$707,906	$737,359	$606,355	$546,577

Shares of Common Stock
Outstanding – End of Period	21,362	21,172	20,981	19,082	18,921
Book Value Per Share – End of Period	$18.85	$17.31	$16.96	$15.67	$15.10

(a) Includes SM&P subsequent to its acquisition on January 28, 2002.

Laclede Gas Company’s Selected Financial Data is included in Exhibit 99.1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves St. Louis city and ten other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s innovative weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility’s earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas. The underground locating industry remains competitive with many contracts subject to termination on short-term notice. SM&P’s customers are primarily in the utility and telecommunications sectors and, as such, SM&P’s results are influenced by construction seasonality and trends. Laclede Energy Resources, Inc. (LER) is engaged in the non-regulated marketing of natural gas and related activities. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

Laclede Group’s strategy continues to include efforts to stabilize and improve performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000 mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retains all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, are shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Wholesale natural gas prices for the 2005-2006 heating season rose to unprecedented levels across the nation. Laclede Gas continues to work actively to reduce the impact of higher costs by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the cost of purchased gas remains high, relative to historical levels. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. While there have been some recent declines in wholesale natural gas prices nationwide, the generally higher price levels may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its non-regulated subsidiaries. SM&P is working to further the logical expansion of its business in both new and existing markets. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in unregulated natural gas suppliers. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions. LER reported record earnings during fiscal year 2006 as a result of high margins, caused by increased price volatility and hurricane-related regional supply/demand imbalances, as well as higher wholesale sales volumes.

EARNINGS

Overview – Net Income by Operating Segment

(Millions, after-tax )

Years Ended September 30	2006	2005	2004
Regulated Gas Distribution	$28.8	$30.6	$32.1
Non-Regulated Services	2.4	5.0	.7
Non-Regulated Gas Marketing	17.1	4.4	3.0
Non-Regulated Other	.7	.1	.3
Net Income Applicable to Common Stock	$49.0	$40.1	$36.1

Laclede Group’s net income applicable to common stock was $49.0 million in fiscal year 2006, compared with $40.1 million in fiscal year 2005, and $36.1 million in fiscal year 2004. Net income applicable to common stock increased $8.9 million, or approximately 22%, in fiscal year 2006 (compared with fiscal year 2005) primarily due to improved results reported by Laclede Group’s non-regulated gas marketing segment, partially offset by lower earnings recorded by both Laclede Group’s non-regulated services segment and its regulated gas distribution segment. Net income applicable to common stock increased $4.0 million in fiscal year 2005 (compared with fiscal year 2004) primarily due to improved results reported by both Laclede Group’s non-regulated services and non-regulated gas marketing segments, partially offset by lower income reported by Laclede Group’s regulated gas distribution segment.

Basic and diluted earnings per share were $2.31 and $2.30, respectively, for fiscal year 2006 compared with basic and diluted earnings per share of $1.90 for fiscal year 2005, primarily attributable to higher net income. Basic and diluted earnings per share were $1.90 for fiscal year 2005 compared with $1.82 for fiscal year 2004. The $0.08 per share increase in earnings was due to the effect of higher net income, partially offset by an increase in the number of average shares outstanding, primarily attributable to the sale of 1.725 million shares of common stock in May 2004. Variations in net income were primarily attributable to the factors described below.

2006 vs. 2005

Regulated Gas Distribution net income decreased by $1.8 million in 2006 compared with 2005. Laclede Gas implemented several provisions of the settlement of its 2005 rate case effective October 1, 2005, resulting in variations in several areas from the previous fiscal year. The decrease in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $9.3 million;
•

higher depreciation expense totaling $7.9 million resulting from the implementation of new rates effective February 1, 2005 and January 1, 2006 as authorized by the MoPSC, and additional depreciable property;

•

net lower Infrastructure System Replacement Surcharges (ISRS) totaling $4.5 million. These surcharges were reset to zero effective October 1, 2005, as the ISRS-related costs are being recovered through new base rates effective on that same date. A new ISRS was subsequently implemented June 15, 2006; and,

•	the net effect of lower system gas sales volumes totaling $2.7 million, primarily due to conservation efforts of our customers.

These factors were partially offset by:

•	the benefit of the general rate increase, effective October 1, 2005, totaling $9.7 million;
•	the recovery of gas inventory carrying costs through the Utility’s PGA Clause, effective October 1, 2005, totaling $5.6 million; and,
•	a lower provision for uncollectible accounts totaling $4.5 million.

The Non-Regulated Services segment reported earnings in fiscal year 2006 totaling $2.4 million compared with $5.0 million in fiscal year 2005. The reduction in earnings resulted primarily from SM&P’s higher than anticipated expenses related to growth, including those associated with the startup of new business in existing markets, and the net effect of resolution of the previously reported collective action lawsuit and related matters described in Note 15 to the Consolidated Financial Statements.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $12.7 million compared with 2005, primarily as a result of LER’s higher margins caused by increased price volatility and hurricane-related regional supply/demand imbalances, as well as higher sales volumes. LER’s sales volumes increased 22% over the same period last year, principally as a result of increased interstate pipeline wholesale transactions.

2005 vs. 2004

Regulated Gas Distribution net income decreased by $1.5 million in fiscal year 2005 compared with fiscal year 2004 primarily due to the following factors, quantified on a pre-tax basis:

•	increases in operation and maintenance expenses totaling $4.3 million;
•	the net effect of lower system gas sales volumes totaling $2.3 million, primarily due to an unseasonably warm weather pattern in November 2004;
•

non-operating income that decreased $2.0 million, primarily due to the decrease totaling $1.4 million in proceeds recorded year-to-year related to the Company’s interest, as a policyholder, in the sale of a mutual insurance company and higher donations; and,

•	higher interest charges totaling $1.7 million, primarily due to the issuance of additional long-term debt and higher short-term interest expense.

These factors were partially offset by:

•

the recovery of eligible costs incurred to build and maintain the Utility’s distribution system through the implementation of ISRS effective June 10, 2004, January 20, 2005, and July 1, 2005, totaling $3.8 million; and,

•	higher income from off-system sales and capacity release totaling $2.9 million.

The Non-Regulated Services segment reported earnings in fiscal year 2005 totaling $5.0 million compared with $0.7 million fiscal year 2004. The significant improvement over the prior year was primarily due to SM&P’s attainment of additional business in both new and existing markets. In addition, SM&P re-engineered many processes to facilitate profitable growth, including training methods, mentoring programs, quality assurance and leadership development initiatives. SM&P’s improvement over the same period last year was also attributable in part to charges recorded in 2004 associated with the employment-related litigation described in Note 15 to the Consolidated Financial Statements.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $1.4 million compared with 2004, primarily due to higher sales volumes by LER, which grew 39% during the same period principally as a result of increased interstate pipeline wholesale transactions.

Regulated Operating Revenues and Operating Expenses

2006 vs. 2005

Regulated operating revenues for fiscal year 2006 increased $162.8 million, or 16.6%, above fiscal year 2005. Temperatures experienced in the Utility’s service area during 2006 were 12.4% warmer than normal but essentially the same as last year. Total system therms sold and transported were 0.87 billion for the fiscal year 2006 compared with 0.91 billion for fiscal year 2005. Total off-system therms sold and transported were 0.16 billion for fiscal year 2006 compared with 0.20 billion for fiscal year 2005. The increase in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$196.0
Lower system sales volumes and other variations, primarily due to the conservation efforts of customers due to higher natural gas prices	(36.4)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations)	(32.5)
Higher prices charged for off-system sales	27.2
Net effect of the general rate increase, recovery of gas inventory carrying costs, and resetting the ISRS to zero, effective October 1, 2005, combined with the subsequent implementation of a new ISRS effective June 15, 2006	8.5
Total Variation	$162.8

2005 vs. 2004

Regulated operating revenues for fiscal year 2005 increased $109.3 million, or 12.6% above fiscal year 2004. Temperatures experienced in the Utility’s service area during 2005 were 14.0% warmer than normal but essentially the same as fiscal 2004. Total system therms sold and transported were 0.91 billion for fiscal year 2005 compared with 0.95 billion for fiscal year 2004. Total off-system therms sold and transported were 0.20 billion for fiscal year 2005 compared with 0.17 billion for fiscal year 2004. The increase in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$84.3
Higher prices charged for off-system sales	26.3
Lower system sales volumes and other variations	(22.3)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations)	17.2
Effect of the ISRS	3.8
Total Variation	$109.3

2006 vs. 2005

Regulated operating expenses in fiscal year 2006 increased $165.6 million, or 18.3%, from fiscal year 2005. Natural and propane gas expense increased $144.8 million above last year’s level primarily due to higher rates charged by our suppliers, partially offset by lower volumes purchased for sendout and slightly lower off-system gas expense. Other operation and maintenance expenses increased $4.8 million, or 3.3%, primarily due to implementation costs related to the automated meter reading deployment, higher costs associated with low income energy assistance and energy efficiency programs implemented October 1, 2005, compensation expense associated with Laclede Group’s implementation of SFAS No. 123(R), increased pension costs, and higher wage rates. These factors were partially offset by a lower provision for uncollectible accounts, lower group insurance charges, and a reduction in costs to remove retired utility plant that were previously charged to expense as incurred. An accrual for such costs is currently being provided for in depreciation rates. Depreciation and amortization expense increased $7.9 million, or 34.2%, primarily due to higher rates effective February 1, 2005 and January 1, 2006, and additional depreciable property. Taxes, other than income, increased $8.2 million, or 13.0%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

2005 vs. 2004

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

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for fiscal year 2006 increased $21.0 million from those revenues for fiscal year 2005 primarily due to SM&P’s attainment of new business in existing markets. The increase in non-regulated services operating expenses totaling $25.5 was primarily attributable to higher than anticipated operating expenses, including those associated with the startup of new business in existing markets, and the net effect of resolution of the previously reported collective action lawsuit and related matters described in Note 15 to the Consolidated Financial Statements.

Laclede Group’s non-regulated services operating revenues for fiscal year 2005 increased $37.2 million from those revenues for fiscal year 2004 primarily due to SM&P’s attainment of additional business in both new and existing markets. The increase in non-regulated services operating expenses totaling $30.1 million was primarily attributable to charges associated with the additional business, partially offset by charges recorded during fiscal year 2004 attributable to the previously reported collective action lawsuit and related matters described in Note 15 to the Consolidated Financial Statements.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing revenues increased $220.0 million in fiscal year 2006 from those revenues for fiscal year 2005 primarily due to higher sales prices and increased sales volumes by LER. The increase in non-regulated gas marketing operating expenses of $200.0 million was primarily associated with increased gas expense related to higher prices and increased volumes purchased.

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

Non-Regulated Other Operating Revenues and Operating Expenses

Non-regulated other operating revenues decreased $3.4 million in fiscal 2006, primarily due to a decrease in sales levels recorded by Laclede Pipeline Company. The $1.0 million increase in non-regulated other operating revenues in fiscal year 2005 from fiscal year 2004, was primarily due to increased sales levels recorded by Laclede Pipeline Company. Non-regulated other operating expenses decreased $4.1 million in fiscal 2006, primarily due to a decrease in expenses associated with decreased sales recorded by Laclede Pipeline Company. The $1.4 million increase in non-regulated other operating expenses in fiscal year 2005 from fiscal year 2004, was primarily due to increased expenses associated with increased sales recorded by Laclede Pipeline Company.

Other Income and Income Deductions-Net

Other income and income deductions-net increased $3.9 million in fiscal year 2006, primarily due to additional income resulting from Laclede Gas’ application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments, as approved by the MoPSC effective October 1, 2005. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold. Such income is recovered through the PGA Clause. This additional income was partially offset by the Utility’s receipt and recognition in April 2005 of proceeds related to its interest, as a policyholder, in the sale of a mutual insurance company totaling $0.5 million. The $2.0 million decrease in other income and income deductions-net in fiscal year 2005 from fiscal year 2004 was primarily attributable to the Utility’s recognition of the receipt of proceeds totaling $1.9 million related to the sale of the above mentioned mutual insurance company in fiscal 2004, partially offset by recognition of additional proceeds totaling $0.5 million received in fiscal year 2005. Other income and income deductions-net also decreased due to higher donations.

Interest Charges

The $5.6 million increase in interest charges in fiscal year 2006 was primarily due to higher interest on short-term debt. Average short-term interest rates were approximately 4.7% this year compared with approximately 2.7% in fiscal year 2005. Average short-term borrowings were approximately $172.4 million and $83.3 million for fiscal years 2006 and 2005, respectively. Increased interest on short-term debt was slightly offset by lower interest on long-term debt due to the November 2004 maturity of $25 million principal amount of 8 1/2 % First Mortgage Bonds and the May 2006 maturity of

$40 million principal amount 8 5/8% First Mortgage Bonds. The decreased interest on long-term debt due to the aforementioned maturities was partially offset by the issuance of $55 million principal amount of 6.15% First Mortgage Bonds on June 9, 2006.

Interest charges increased $1.7 million in fiscal year 2005 (compared with fiscal year 2004) primarily due to higher interest on long-term debt due to the April 2004 issuance of $50 million principal amount of 5 1/2% First Mortgage Bonds and $100 million principal amount of 6% First Mortgage Bonds, partially offset by the early redemption in June 2004 of $50 million principal amount of 6 5/8% First Mortgage Bonds and the November 2004 maturity of $25 million principal amount of 8 1/2% First Mortgage Bonds. The increase in interest charges was also attributable to higher interest on short-term debt mainly attributable to higher rates, partially offset by reduced borrowings. Average short-term interest rates were approximately 2.7% in fiscal year 2005 compared with approximately 1.2% in fiscal 2004. Average short-term borrowings were approximately $83.3 million and $139.4 million for fiscal years 2005 and 2004, respectively.

Income Taxes

The increases in income taxes for all periods reported are primarily due to higher pre-tax income. The increase in fiscal year 2006 income taxes over 2005 is partially offset by a change in estimated tax depreciation and other property-related deductions.

Labor Agreement

Laclede Gas has a labor agreement with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represent approximately 67% of Laclede Gas’ employees. The agreement expires on July 31, 2008.

The Missouri Natural Division of Laclede Gas has a labor agreement with Local 11-884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents approximately 5% of Laclede Gas’ employees. The agreement expires on April 15, 2009.

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

Allowances for doubtful accounts – Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. Beginning in fiscal 2006, the Utility is allowed to defer for future recovery certain costs associated with amendments to the Cold Weather Rule, as approved by the MoPSC.

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

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions and related carrying costs associated with the Utility’s use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and liabilities that are recovered or refunded in a subsequent period. Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the injection season for sale during the heating season. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

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

Asset retirement obligations are recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN 47, “Accounting for Conditional Asset Retirement Obligations.” Asset retirement obligations are calculated using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations. These assumptions require the use of judgment and estimates and may change in future periods as circumstances dictate. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation does not exist as defined by SFAS No. 143 and FIN 47. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable under SFAS No. 143 and FIN 47 is a timing difference between the recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, consistent with SFAS No. 71, these differences are deferred as Regulatory Liabilities.

For further discussion of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in this report on Form 10-K on page 43.

REGULATORY MATTERS

At the state level, there have been several significant regulatory developments during the fiscal year affecting Laclede Gas.

A new law became effective January 1, 2006, that authorizes the MoPSC to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules and regulations. Various parties have been meeting in an attempt to negotiate rules to implement these programs; however, to date, the MoPSC has only acted on a rule relating to the establishment of a final adjustment clause for electric utilities.

On October 21, 2005, Laclede Gas filed an application requesting authority for the purchase of certain assets of Fidelity Natural Gas, Inc., located in Sullivan, Missouri. On February 21, 2006 the Commission issued an Order approving the acquisition, subject to certain conditions. The purchase, which closed on February 28, 2006, added approximately 1,300 natural gas customers to Laclede Gas’ customer base.

On October 24, 2005, the Office of the Public Counsel proposed an emergency amendment to the MoPSC’s Cold Weather Rule. Such rule governs the disconnection and reconnection practices of utilities during the winter heating season. On December 19, 2005, the MoPSC issued an Order approving certain changes to the rule to be effective between January 1 and March 31, 2006. These temporary rule changes were expected to increase utilities’ costs; however, the rule allows for incremental compliance costs to be deferred for consideration for future recovery. Laclede Gas, along with other gas utilities, appealed the Order to the Cole County Circuit Court on the grounds that the rule failed to provide a separate and more definitive recovery mechanism for such costs. Although the Court declined to stay the Order, it did express serious concerns over the rule’s legality. On February 8, 2006, the Cole County Circuit Court held that the rule was unlawful and void because it did not make adequate provision for a cost recovery mechanism to address the revenue losses associated with implementing the rule. The MoPSC appealed the Court’s decision. On October 31, 2006, the Missouri Court of Appeals for the Western District issued its opinion reversing the judgment of the Cole County Circuit Court, upholding the lawfulness of the MoPSC’s emergency rule. Laclede Gas, along with other gas utilities, filed an application with the Court of Appeals on November 15, 2006, requesting that it rehear or transfer the appeal to the Missouri Supreme Court. In the meantime, the MoPSC proposed a rulemaking on May 22, 2006, to permanently incorporate many of the changes to the Cold Weather Rule that were implemented on an emergency basis for this past heating season. A public hearing on the proposed rule was held on July 19, 2006, at which Laclede Gas and other gas utilities recommended revisions to the proposed rule, including a more definitive recovery mechanism for uncollectible expenses. On August 11, 2006, the MoPSC approved permanent modifications to the rule, including provisions to allow the Utility to obtain accounting authorizations and defer for future recovery the costs previously incurred with the emergency amendment as well as future costs of complying with the new permanent rule. In September 2006, pursuant to those provisions, the Utility deferred costs for future recovery associated with the emergency amendment totaling $4.7 million and filed applications for the accounting authorizations provided for in the Rule. On October 31, 2006, pursuant to this Rule, the Utility filed for determination and subsequent recovery from customers of the deferred amount. On November 13, 2006, the MoPSC Staff recommended that the MoPSC grant the accounting authorizations requested by Laclede Gas and ultimately determine and permit recovery of any deferred costs consistent with the terms of the permanent rule.

On December 29, 2005, the MoPSC Staff proposed a disallowance of approximately $3.3 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to $2.4 million. Laclede Gas believes that the MoPSC Staff’s position lacks merit and continues to vigorously oppose the adjustment in proceedings before the MoPSC.

On March 31, 2006, the Utility made an Infrastructure System Replacement Surcharge (ISRS) filing with the MoPSC that was designed to increase revenues by approximately $2.0 million annually. Such filing was made pursuant to a Missouri law, enacted in 2003, that allows gas utilities to adjust their rates up to twice a year to recover certain facility-related expenditures that are made to comply with state and federal safety requirements or to relocate facilities in connection with public improvement projects. On May 19, 2006, the Staff filed its recommendation for a $1.82 million annual increase and on June 8, 2006 the MoPSC approved the Staff’s recommended increase for early implementation effective June 15, 2006. On November 3, 2006, the Utility made an ISRS filing with the Commission designed to increase revenues by an additional $1.9 million annually.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 600,000 customers. The implementation is expected to be substantially completed by early 2007. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff seeks customer service accommodations for those customers with meters located inside their homes whose previous estimated bills, as a result of installing AMR, will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas filed responses generally denying the MoPSC Staff’s and Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Office of the Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC staff neither supported nor opposed the Stipulation, which is currently under consideration by the Commission. The Utility’s labor union representing field service workers, United Steelworkers Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. The Utility believes that the Union’s remaining allegations are without merit.

Laclede Gas anticipates filing for a general rate increase with the MoPSC in early December 2006. By law, the Commission has 11 months from the date the case is filed to make a decision on the proposal.

At the federal level, Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, filed a tariff with the Federal Energy Regulatory Commission (FERC) on March 1, 2006, requesting approval to transport liquefied petroleum gas (LPG) under the Interstate Commerce Act (ICA). Historically, Pipeline has supplied propane to Laclede Gas to supplement the Utility’s natural gas supplies during peak consumption periods. Prior to April 1, 2006, in various Utility rate proceedings over the years, the MoPSC approved Laclede Gas’ rates that were intended to include the recovery of Pipeline’s costs. Pipeline made the March 1 tariff filing due to changes in the types of transactions Pipeline conducts with third parties during those periods when Laclede Gas is not fully utilizing Pipeline’s capacity. The MoPSC filed a protest to Pipeline’s filing, to which Pipeline responded, and on March 31, 2006, the FERC accepted Pipeline’s tariff, effective April 1, 2006.
On May 1, 2006, the MoPSC filed a request for rehearing of the FERC’s order approving Pipeline’s tariff, and on May 31, 2006, the FERC issued a “tolling order” in connection with the MoPSC’s request for rehearing which extends the 30-day statutory time period for the FERC to rule on the MoPSC’s request. Pipeline is providing liquid propane transportation service to Laclede Gas pursuant to the newly approved FERC tariff and a new contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, subject to further proceedings before the FERC, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates, commencing April 1, 2006. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.

ACCOUNTING PRONOUNCEMENTS

The Company has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Company’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 to the Consolidated Financial Statements.

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

CREDIT RATINGS

As of September 30, 2006, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Corporate Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A3	A+
Laclede Gas Commercial Paper	A-1	P-2
Laclede Capital Trust I Trust Preferred Securities	A-	Baa3	BBB+

The Company has investment grade ratings and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

CASH FLOWS

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas, variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash used in operating activities for the fiscal year ended 2006 was $8.2 million, compared with net cash provided by operating activities of $103.1 million and $84.1 million for fiscal years 2005 and 2004, respectively. The year-to-year variations are primarily attributable to the timing of the Utility’s cash receipts and payments related to accounts payable, accounts receivable, deferred purchased gas cost, and the cost of natural gas storage inventories, all of which were impacted by year-to-year changes in the wholesale cost of natural gas. In fiscal year 2006, these variations were partially offset by improved operating cash flows at LER, due to higher operating income.

Net cash used in investing activities for fiscal years 2006, 2005 and 2004 were $72.4 million, $61.4 million and $51.6 million, respectively. Net cash used in investing activities primarily reflected capital expenditures in all periods, and an acquisition by SM&P in fiscal 2006.

Net cash provided by financing activities was $125.4 million for fiscal year 2006. Net cash used in financing activities was $49.5 million for fiscal year 2005 and $25.9 million for fiscal 2004. Additional short-term debt was issued in fiscal 2006, primarily as a result of the reduction in cash provided by operating activities associated with the effect of changes in natural gas prices described previously. Effective
October 1, 2005, the Utility recovers carrying costs associated with under-recoveries of gas costs and gas storage inventories.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. During the fiscal year 2006 heating season, Laclede Gas had lines of credit in place of up to $340 million. In December 2005, the Utility’s $285 million line of credit, which was set to expire in September 2009, was increased to $320 million and extended to December 2010. In January 2006, Laclede Gas replaced its $15 million in credit lines expiring in April 2006 with a $20 million line that expired April 2006. The Utility currently has lines of credit in place of $320 million. Laclede Gas had commercial paper aggregating to a maximum of $289.9 million at any one time during the fiscal year. Short-term commercial paper borrowings outstanding at September 30, 2006 were $207.3 million at a weighted average interest rate of 5.3% per annum. Based on short-term borrowings at September 30, 2006, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $2.1 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On
September 30, 2006, total debt was 62% of total capitalization. For the fiscal year ended September 30, 2006, EBITDA was 3.16 times interest expense.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $65 million of debt securities remained registered and unissued as of September 30, 2006. On June 9, 2006, Laclede Gas sold $55 million principal amount of First Mortgage Bonds, 6.15% Series due June 1, 2036. The net proceeds of $54.4 million from this sale were used to reduce short-term debt (including that incurred to fund the redemption at maturity of $40 million of 8 5/8% Series First Mortgage Bonds on May 15, 2006) and for general corporate purposes. The MoPSC authorization for issuing securities registered on this Form S-3 expired October 31, 2006. At October 31, 2006, the MoPSC authorization was $3.7 million, having been reduced by previous bond issuances as well as capital contributions made by Laclede Group to Laclede Gas under this authority. The amount, timing and type of additional financing to be issued will depend on cash requirements and market conditions as well as future MoPSC authorizations and additional S-3 filings.

At September 30, 2006, Laclede Gas had fixed-rate long-term debt totaling $350 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of September 30, 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, expiring in August 2008, to meet short-term liquidity needs of its subsidiaries. These lines of credit have a covenant limiting the total debt of the consolidated Laclede Group to no more that 70% of the Company’s total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. This ratio stood at 58% on
September 30, 2006. These lines have been used to provide letters of credit of $1.9 million on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. The maximum balance outstanding during fiscal year 2006 was $7.0 million; there were no borrowings outstanding at the end of the fiscal year.

SM&P has several operating leases, the aggregate annual cost of which is approximately $9 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $21.2 million. In the event that Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $16.2 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $24.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2006. Laclede Group issued an additional $2.0 million guarantee in October 2006 on behalf of LER, bringing the total to $26.0 million in guarantees outstanding at November 28, 2006. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $57.9 million in fiscal year 2006, compared with $54.6 million and $49.1 million for the fiscal years 2005 and 2004, respectively. Utility capital expenditures are expected to be approximately $57 million in fiscal year 2007. Non-utility capital expenditures for fiscal year 2006 were $5.5 million compared with $5.6 million in fiscal year 2005, and $2.2 million in fiscal year 2004, and are estimated to be approximately $4 million in fiscal year 2007.

Consolidated capitalization at September 30, 2006, excluding current obligations of preferred stock, consisted of 50.4% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 5.8% long-term debt to unconsolidated affiliate trust, and 43.7% Laclede Gas long-term debt.

Laclede Group’s ratio of earnings to fixed charges was 2.8 for fiscal years 2004 through 2006.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2006, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Long-Term Debt (a)	$914.9	$26.1	$87.7	$70.3	$730.8
Capital Leases	—	—	—	—	—
Operating Leases (b)	16.5	5.9	6.9	2.4	1.3
Purchase Obligations – Natural Gas (c)	493.4	399.9	71.3	17.4	4.8
Purchase Obligations – Other (d)	123.9	7.7	17.8	15.9	82.5
Other Long-Term Liabilities	—	—	—	—	—
Total (e)	$1,548.7	$439.6	$183.7	$106.0	$819.4

(a)	Long-term debt obligations reflect principal maturities and interest payments.
(b)

Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)

These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2006 New York Mercantile Exchange (NYMEX) futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operating of its Purchased Gas Adjustment Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)

Commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $0.8 million in fiscal year 2007. Laclede Gas anticipates a $0.3 million contribution relative to its non-qualified pension plans during fiscal year 2007. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $7.3 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during fiscal year 2007. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 2, Pensions and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its Purchased Gas Adjustment Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At
September 30, 2006, the Utility held approximately 17.1 million MMBtu of futures contracts at an average price of $8.85 per MMBtu. Additionally, approximately 10.8 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2008.

In the course of its business, Laclede Group’s non-regulated marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At
September 30, 2006, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For a description of environmental matters, see Note 15 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management Discussion and Analysis of Financial Condition is included in Exhibit 99.1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 31.

Item 8. Financial Statements and Supplementary Data

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Laclede Group, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that The Laclede Group, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of
September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2006 of the Company and our report dated November 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

St. Louis, Missouri

November 28, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

The Laclede Group, Inc.:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of The Laclede Group, Inc. and its subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related statements of consolidated income, common shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and its subsidiaries as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated
November 28, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

St. Louis, Missouri

November 28, 2006

Item 8. Financial Statements and Supplementary Data

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED INCOME

(Thousands, Except Per Share Amounts)

Years Ended September 30	2006	2005	2004

Operating Revenues:
Regulated
Gas distribution	$1,141,011	$978,195	$868,905
Non-Regulated
Services	162,523	141,478	104,239
Gas marketing	689,572	469,559	270,328
Other	4,445	7,800	6,848
Total Operating Revenues	1,997,551	1,597,032	1,250,320
Operating Expenses:
Regulated
Natural and propane gas	821,721	676,931	575,691
Other operation expenses	128,180	125,364	121,596
Maintenance	21,198	19,226	18,705
Depreciation and amortization	30,904	23,036	22,385
Taxes, other than income taxes	71,038	62,859	60,077
Total regulated operating expenses	1,073,041	907,416	798,454
Non-Regulated
Services	155,133	129,636	99,511
Gas marketing	662,391	462,348	265,394
Other	3,711	7,803	6,400
Total Operating Expenses	1,894,276	1,507,203	1,169,759
Operating Income	103,275	89,829	80,561
Other Income and (Income Deductions) – Net	5,508	1,606	3,635
Interest Charges:
Interest on long-term debt	22,329	22,835	22,010
Interest on long-term debt to unconsolidated affiliate trust	3,573	3,573	3,573
Other interest charges	10,277	4,141	3,231
Total Interest Charges	36,179	30,549	28,814
Income Before Income Taxes	72,604	60,886	55,382
Income Tax Expense	23,567	20,761	19,264
Net Income	49,037	40,125	36,118
Dividends on Redeemable Preferred Stock – Laclede Gas	48	55	62
Net Income Applicable to Common Stock	$48,989	$40,070	$36,056

Average Number of Common Shares Outstanding	21,247	21,080	19,783

Basic Earnings Per Share of Common Stock	$2.31	$1.90	$1.82

Diluted Earnings Per Share of Common Stock	$2.30	$1.90	$1.82

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Thousands)

Years Ended September 30	2006	2005	2004

Net Income Applicable to Common Stock	$48,989	$40,070	$36,056
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative
instruments:
Net hedging gain (loss) arising during the period	16,449	(11,760)	(4,809)
Reclassification adjustment for losses included in net income	1,582	3,059	1,977
Net unrealized gains (losses) on cash flow
hedging derivative instruments	18,031	(8,701)	(2,832)
Minimum pension liability adjustment	479	(1,233)	344
Other Comprehensive Income (Loss), Before Tax	18,510	(9,934)	(2,488)
Income Tax Expense (Benefit) Related to Items
of Other Comprehensive Income (Loss)	7,152	(3,838)	(961)
Other Comprehensive Income (Loss), Net of Tax	11,358	(6,096)	(1,527)
Comprehensive Income	$60,347	$33,974	$34,529

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Thousands)

September 30	2006	2005

Assets
Utility Plant	$1,149,104	$1,105,733
Less – Accumulated depreciation and amortization	385,277	377,252
Net Utility Plant	763,827	728,481
Goodwill	33,595	28,124

Non-utility property (net of accumulated depreciation and
amortization, 2006, $15,780; 2005, $13,358)	13,362	11,791
Other investments	42,731	37,825
Other Property and Investments	56,093	49,616

Current Assets:
Cash and cash equivalents	50,778	6,013
Accounts receivable:
Gas customers – billed and unbilled	91,519	77,268
Other	84,728	91,189
Less – Allowances for doubtful accounts	(13,105)	(11,813)
Inventories:
Natural gas stored underground at LIFO cost	137,476	159,643
Propane gas at FIFO cost	19,385	19,980
Materials, supplies and merchandise at average cost	5,973	4,985
Derivative instrument assets	19,117	20,325
Unamortized purchased gas adjustments	44,381	31,261
Prepayments and other	19,594	25,275
Total Current Assets	459,846	424,126

Deferred Charges:
Prepaid pension cost	65,794	82,557
Regulatory assets	185,644	115,950
Other	5,361	5,247
Total Deferred Charges	256,799	203,754

Total Assets	$1,570,160	$1,434,101

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Thousands)

September 30	2006	2005
Capitalization and Liabilities
Capitalization:
Common stock equity	$402,637	$366,525
Redeemable preferred stock (less current sinking fund requirements) – Laclede Gas	787	948
Long-term debt to unconsolidated affiliate trust	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	349,041	294,033
Total Capitalization	798,865	707,906

Current Liabilities:
Notes payable	207,300	70,605
Accounts payable	103,274	138,404
Advance customer billings	31,443	30,688
Current portion of long-term debt and preferred stock	159	40,061
Wages and compensation accrued	14,885	14,113
Dividends payable	7,662	7,369
Customer deposits	16,833	13,229
Interest accrued	10,464	10,216
Taxes accrued	15,026	23,550
Deferred income taxes current	7,049	1,822
Other	16,787	15,503
Total Current Liabilities	430,882	365,560

Deferred Credits and Other Liabilities:
Deferred income taxes	232,148	186,236
Unamortized investment tax credits	4,437	4,678
Pension and postretirement benefit costs	20,302	24,529
Asset retirement obligations	26,018	—
Regulatory liabilities	33,182	123,534
Other	24,326	21,658
Total Deferred Credits and Other Liabilities	340,413	360,635
Commitments and Contingencies (Note 15)
Total Capitalization and Liabilities	$1,570,160	$1,434,101

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED CAPITALIZATION

(Thousands, Except Per Share Amounts)

September 30	2006	2005

Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 2006 and 2005, 70,000,000 shares
Issued – 2006, 21,361,639 shares; and
2005, 21,172,009 shares	$21,362	$21,172
Paid-in capital	127,125	121,505
Retained earnings	250,495	231,551
Accumulated other comprehensive income (loss)	3,655	(7,703)
Total Common Stock Equity	402,637	366,525

Redeemable Preferred Stock – Laclede Gas,
par value $25 per shares (1,480,000 shares authorized)
Issued and outstanding:
5% Series B – 2006, 31,951 shares; and
2005, 34,452 shares	640	800
4.56% Series C – 2006, 5,894 shares; and 2005, 5,906 shares	147	148
Total Redeemable Preferred Stock	787	948

Long-Term Debt to Unconsolidated Affiliate Trust	46,400	46,400

Long-Term Debt – Laclede Gas:
First mortgage bonds:
7-1/2% Series, due November 1, 2007	40,000	40,000
6-1/2% Series, due November 15, 2010	25,000	25,000
6-1/2% Series, due October 15, 2012	25,000	25,000
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	—
Total	350,000	295,000
Unamortized discount, net of premium,
on long-term debt	(959)	(967)
Total Long-Term Debt – Laclede Gas	349,041	294,033
Total	$798,865	$707,906

Long-term debt and preferred stock dollar amounts are exclusive of current portion.

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares and Per Share Amounts)	Shares	Amount	Capital	Earnings	Income	Total

BALANCE SEPTEMBER 30, 2003	19,082,402	$19,082	$68,460	$211,610	$(80)	$299,072
Net income applicable to common stock	—	—	—	36,056	—	36,056
Common stock offering	1,725,000	1,725	43,003	—	—	44,728
Dividend reinvestment plan	138,213	138	3,809	—	—	3,947
Stock-based compensation costs	—	—	12	—	—	12
Stock options exercised	34,050	34	776	—	—	810
Restricted stock award	1,500	2	(2)	—	—	—
Dividends declared:
Common stock ($1.355 per share)	—	—	—	(27,183)	—	(27,183)
Other comprehensive income (loss)	—	—	—	—	(1,527)	(1,527)
BALANCE SEPTEMBER 30, 2004	20,981,165	$20,981	$116,058	$220,483	$(1,607)	$355,915
Net income applicable to common stock	—	—	—	40,070	—	40,070
Common stock offering	—	—	(96)	—	—	(96)
Dividend reinvestment plan	131,144	131	3,839	—	—	3,970
Stock-based compensation costs	—	—	13	—	—	13
Stock options exercised	59,700	60	1,428	—	—	1,488
Tax benefit – stock compensation	—	—	263	—	—	263
Dividends declared:
Common stock ($1.375 per share)	—	—	—	(29,002)	—	(29,002)
Other comprehensive income (loss)	—	—	—	—	(6,096)	(6,096)
BALANCE SEPTEMBER 30, 2005	21,172,009	$21,172	$121,505	$231,551	$(7,703)	$366,525
Net income applicable to common stock	—	—	—	48,989	—	48,989
Dividend reinvestment plan	114,255	114	3,604	—	—	3,718
Stock-based compensation costs	—	—	1,544	—	—	1,544
Stock options exercised	24,375	25	591	—	—	616
Performance-contingent restricted stock award	51,000	51	(51)	—	—	—
Non-employee directors’ restricted stock award	—	—	(145)	—	—	(145)
Tax benefit – stock compensation	—	—	77	—	—	77
Dividends declared:
Common stock ($1.41 per share)	—	—	—	(30,045)	—	(30,045)
Other comprehensive income (loss)	—	—	—	—	11,358	11,358
BALANCE SEPTEMBER 30, 2006	21,361,639	$21,362	$127,125	$250,495	$3,655	$402,637

See the accompanying notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands)
Years Ended September 30	2006	2005	2004

Operating Activities:
Net Income	$49,037	$40,125	$36,118
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	34,943	26,645	25,572
Deferred income taxes and investment tax credits	30,822	424	15,568
Other - net	1,773	709	256
Changes in assets and liabilities:
Accounts receivable – net	(6,498)	(38,961)	(13,349)
Unamortized purchased gas adjustments	(13,120)	(11,643)	(25,483)
Deferred purchased gas costs	(114,686)	44,575	41,022
Accounts payable	(35,130)	70,038	2,365
Advance customer billings – net	755	7,068	8,259
Taxes accrued	(8,524)	6,825	3,514
Natural gas stored underground	22,167	(27,870)	(14,542)
Other assets and liabilities	30,243	(14,843)	4,817
Net cash (used in) provided by operating activities	(8,218)	103,092	84,117

Investing Activities:
Capital expenditures	(63,416)	(60,203)	(51,309)
Non-regulated services acquisition	(5,700)	—	—
Other investments	(3,312)	(1,190)	(336)
Net cash used in investing activities	(72,428)	(61,393)	(51,645)

Financing Activities:
Issuance of first mortgage bonds	55,000	—	150,000
Maturity/redemption of first mortgage bonds	(40,000)	(25,000)	(50,000)
Issuance (repayment) of short-term debt - net	136,695	(775)	(146,820)
Issuance of common stock	4,188	5,375	49,497
Dividends paid	(29,808)	(28,896)	(26,494)
Preferred stock reacquired	(63)	(244)	(5)
Other	(601)	—	(2,087)
Net cash provided by (used in) financing activities	125,411	(49,540)	(25,909)

Net Increase (Decrease) in Cash and Cash Equivalents	44,765	(7,841)	6,563
Cash and Cash Equivalents at Beginning of Year	6,013	13,854	7,291
Cash and Cash Equivalents at End of Year	$50,778	$6,013	$13,854

Supplemental Disclosure of Cash Paid
During the Year for:
Interest	$35,751	$30,313	$24,325
Income taxes	9,924	12,167	376

See the accompanying notes to consolidated financial statements.

  THE LACLEDE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiary companies. All subsidiaries are wholly owned. Laclede Gas Company (Laclede Gas or the Utility) and other subsidiaries of Laclede Group may engage in related party transactions during the ordinary course of business. All significant intercompany balances have been eliminated from the consolidated financial statements of Laclede Group except that certain intercompany transactions with Laclede Gas are not eliminated in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), services performed by SM&P Utility Resources, Inc. (SM&P) to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table included in Note 14 under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.

INVESTMENT IN UNCONSOLIDATED AFFILIATE TRUST - Laclede Group formed a wholly-owned trust, Laclede Capital Trust I (Trust), for the sole purpose of issuing preferred securities and lending the gross proceeds to its parent, Laclede Group. The sole assets of the Trust are debentures of Laclede Group. Laclede Group invested $1.4 million in common securities of the Trust, and the Trust issued $45 million of 7.70% Trust Preferred Securities with a liquidation value of $25 per share due December 1, 2032. The Trust Preferred Securities can be redeemed on or after December 16, 2007. All of the proceeds from the sale of the Trust Preferred Securities, along with the Trust common securities, were invested by the Trust in debentures of Laclede Group, totaling $46.4 million, with the same economic terms as the Trust Preferred Securities. The Consolidated Balance Sheets include Investments in Unconsolidated Subsidiaries of $1.4 million representing Laclede Group’s common securities investment in the Trust and reflect Laclede Group’s obligations related to the debentures totaling $46.4 million. The common securities investment is included on the Other Investments line on the Consolidated Balance Sheets.

NATURE OF OPERATIONS - Laclede Group is a public utility holding company under the Public Utility Holding Company Act of 2005. All subsidiaries are wholly owned by Laclede Group. The Regulated Gas Distribution segment includes Laclede Gas, Laclede Group’s largest subsidiary and core business unit. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.1 million, including St. Louis city and ten other counties in eastern Missouri. As an adjunct to its gas distribution business, Laclede Gas operates underground natural gas storage fields. Laclede Group’s Non-Regulated Services segment includes SM&P, one of the nation’s major underground locating and marking service businesses. SM&P is headquartered in Carmel, Indiana and operates in nine Midwestern and Southwestern states. The Non-Regulated Gas Marketing segment includes LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. The activities of other subsidiaries are described in Note 14, Information by Operating Segment, and are included in Non-Regulated Other.

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

SYSTEM OF ACCOUNTS - The accounts of Laclede Gas are maintained in accordance with the uniform system of accounts prescribed by the Missouri Public Service Commission (MoPSC or Commission), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission (FERC). The accounts of Laclede Pipeline Company are maintained in accordance with the Uniform System of Accounts prescribed by the FERC.

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

Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. Annual depreciation and amortization in 2006, 2005 and 2004 averaged approximately 3.0%, 2.5% and 2.6%, respectively, of the original cost of depreciable and amortizable property.

Effective December 1, 2001, the MoPSC ordered the cost of removing retired utility plant to be recovered as an expense when incurred rather than being included in depreciation rates. Prior to December 1, 2001, the Utility’s removal costs, net of salvage, were charged to accumulated depreciation. As ordered by the MoPSC, Laclede Gas instituted lower depreciation rates effective December 1, 2001 and began expensing all removal costs, net of salvage, as incurred. These costs were included in the Other Operation Expenses line on the income statement. Effective July 1, 2002, the MoPSC ordered the negative amortization on a straight-line basis of a portion of the Utility’s depreciation reserve, amounting to $3.4 million annually, until implementation of rates in the Utility’s next rate proceeding during which the parties agreed to review the depreciation issue in light of implementation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Minor changes in depreciation rates were implemented January 1, 2003, as authorized by the MoPSC. In January 2005, the Commission issued an Order in the Utility’s 1999 rate case relative to the calculation of its depreciation rates with regard to cost of removal. In accordance with the provisions of the Order, Laclede Gas increased certain of its depreciation rates effective February 1, 2005, resulting in higher annual depreciation expense totaling $2.3 million. That same Order also required that operating expenses related to actual removal costs, which the Utility began expensing as incurred in fiscal year 2002, be reduced by $2.3 million annually. As such, the Order had no effect on income or the recovery of depreciation expenses between February 2005 and the subsequent settlement of the Utility’s 2005 rate proceeding that fully implemented Laclede Gas’ depreciation method that was confirmed by the Commission in January 2005.

Pursuant to the terms of the 2005 rate case settlement, higher depreciation rates became effective January 1, 2006, reflecting, in part, an accrual for future removal costs, including costs related to interim retirements. Concurrent with implementation of new depreciation rates on January 1, 2006, Laclede Gas ceased expensing all removal costs, net of salvage, as incurred and discontinued an annual $3.4 million negative amortization of a portion of the Utility’s depreciation reserve, as previously ordered by the MoPSC in the Utility’s 2001 rate case. Prior to December 1, 2001, the Utility’s removal costs, net of salvage, were charged to accumulated depreciation. As reported in its fiscal 2005 Form 10-K, Laclede Gas was conducting a study in light of the recent conclusions of certain regulatory proceedings, the purpose of which was to quantify the amount of accrued asset removal costs previously recovered through rates in excess of actual costs incurred. The amount quantified was approximately $48.3 million at January 1, 2006. During the quarter ended March 31, 2006, the study was completed and the Utility reclassified that amount on its Balance Sheets from “Accumulated depreciation and amortization” to “Regulatory liabilities” pursuant to Statement of Financial Accounting Standards (SFAS) No. 71. This reclassification reflects the Utility’s best estimate utilizing historical rates accrued for estimated removal costs embedded in the Utility’s depreciation rates. In conjunction with the implementation of new depreciation rates and consistent with the reclassification of this amount, the Utility began accruing asset removal costs through depreciation expense, with a corresponding credit to “Regulatory liabilities.” When Laclede Gas retires depreciable utility plant and equipment, it charges the associated original costs to “Accumulated depreciation and amortization,” and any related removal costs incurred are charged to “Regulatory liabilities.” The regulatory liability recorded at September 2006 was $51.6 million (prior to adoption of FIN 47) and the amounts reclassified at September 30, 2005 and September 30, 2004 were $49.0 million and $52.3 million, respectively. In the rate setting process, the regulatory liability will be deducted from the rate base upon which the Utility has the opportunity to earn its allowed rate of return.

ASSET RETIREMENT OBLIGATIONS - On September 30, 2006, Laclede Group implemented FIN 47 “Accounting for Conditional Asset Retirement Obligations.” FIN 47 was issued to clarify that the term conditional asset obligation used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in the control of the entity. FIN 47 requires an entity to record a liability and a corresponding asset representing the present value of the conditional asset retirement obligation associated with the retirement of a tangible, long-lived asset on the date the obligation is incurred. Upon adoption, Laclede Group recorded asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Laclede Gas’ distribution system and general plant. Conditional asset retirement obligations recorded by Laclede Group’s non-regulated subsidiaries were not material. The fair values of the asset retirement obligations were calculated using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations.

Upon adoption, the Utility recorded Asset Retirement Obligations of $26.0 million and increased the carrying value of the related assets by $3.3 million (reflecting an increase in gross plant of $6.8 million reduced by accumulated depreciation totaling $3.5 million). The remaining $22.7 million represents cumulative depreciation and accretion expenses associated with the assets and liabilities from the dates that the various obligations would have been recorded had this Interpretation been in effect at the time the obligations were incurred. For the Utility, the cumulative effect of depreciation and accretion expenses represents timing differences in the recognition of asset retirement obligation expenses for financial reporting purposes and their recovery in rates. Accordingly, consistent with SFAS No. 71, the cumulative effect of adopting FIN 47 was deferred with a debit to Regulatory Liabilities, reducing the regulatory liability associated with accrued asset removal costs previously recovered in rates in excess of actual removal costs (as discussed previously) to $28.9 million at September 30, 2006. Had FIN 47 been applied to earlier periods presented in this report, the asset retirement obligations as of September 30, 2005 and 2004 would have been $24.4 million and $22.9 million, respectively. Pursuant to the provisions of FIN 47, these amounts have not been recorded on the Consolidated Balance Sheets. As authorized by the MoPSC, Laclede Gas continues to accrue future removal costs through depreciation rates for removal obligations, even if a legal obligation does not exist.

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

The following regulatory assets and regulatory liabilities were reflected in the Consolidated Balance Sheets as of September 30:

(Thousands)	2006	2005

Regulatory Assets:
Future income taxes due from customers	$79,061	$66,271
Pension and postretirement benefit costs	46,319	36,116
Unamortized purchased gas adjustments	44,381	31,261
Purchased gas costs	42,838	—
Compensated absences	6,944	6,893
Cold weather rule	4,700	—
Other	5,782	6,670
Total Regulatory Assets	$230,025	$147,211
Regulatory Liabilities:
Unamortized investment tax credits	$4,437	$4,678
Accrued cost of removal	28,928	49,028
Purchased gas costs	—	71,848
Other	4,254	2,658
Total Regulatory Liabilities	$37,619	$128,212

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Approximately $4.7 million has been amortized from December 27, 1999 through September 30, 2006. Previously deferred costs of $2.1 million are being recovered and amortized on a straight-line basis over a ten-year period, without return on investment. Approximately $1.4 million has been amortized from
December 27, 1999 through September 30, 2006. The Commission also authorized previously deferred costs of $2.8 million, $0.3 million, and $0.7 million to be recovered and amortized on a straight-line basis over a ten-year period, without return on investment, effective
December 1, 2001, November 9, 2002, and October 1, 2005, respectively. Approximately $1.3 million, $0.1 million, and $0.1 million has been amortized, respectively, through September 30, 2006.

NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2006 exceeded the LIFO cost by $39.3 million and at September 30, 2005 exceeded the LIFO cost by $103.0 million. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.

REVENUE RECOGNITION – Laclede Gas reads meters and bills its customers on a monthly cycle billing basis. The Utility records its regulated gas distribution revenues from gas sales and transportation service on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenue at September 30, 2006 and 2005, for the Utility, was $13.8 million and $11.4 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at September 30, 2006 and 2005 were $4.7 million and $4.8 million, respectively.

SM&P, LER and Laclede Group’s other non-regulated subsidiaries record revenues when earned, either when the product is delivered or when services are performed.

In the course of its business, Laclede Group’s non-regulated marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. LER’s fixed-price energy contracts are designated as normal purchases and normal sales, as defined in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues are recorded using a gross presentation.

PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, the Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. The MoPSC clarified that costs, cost reductions, and carrying costs associated with the Utility’s use of natural gas financial instruments are gas costs recoverable through the PGA mechanism. As part of the settlement of the Utility’s 2005 rate case, the following modifications were made to Laclede Gas’ Purchased Gas Adjustment (PGA) Clause:

•

Previously, the Utility’s tariffs allowed for scheduled gas cost adjustments in the months of November, January, March and June. Effective October 1, 2005, the tariffs allow the Utility flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

•

Effective October 1, 2005, the Utility was authorized to implement the recovery of gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the injection season for sale during the heating season. The MoPSC also approved the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold.

•

In its 2002 rate case, the MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it could retain up to 10% of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. This gas supply cost management program requires that if Laclede Gas’ retention of cost savings reaches $5 million, the Utility will retain 1% of any remaining cost savings. The settlement of the Utility’s 2005 rate case continued the plan, with certain modifications. Laclede Gas did not record any income under the plan during the past three years. Income recorded under the plan, if any, is included in the Regulated Gas Distribution Operating Revenues on the Statements of Consolidated Income.

Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs and cost reductions associated with the use of financial instruments and gas inventory carrying costs), amounts due to or from customers related to operation of the gas supply cost management program, and carrying costs on such over-or under-recoveries are reflected as a deferred charge or credit until fiscal year end. At that time, the balance is classified as a current asset or liability and recovered from or credited to customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings.

OFF-SYSTEM SALES - In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retains all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million, if any, are shared with customers, with the Utility retaining 50% of amounts exceeding that threshold.

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

Laclede Gas’ investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.

CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value.

EARNINGS PER COMMON SHARE - Basic earnings per common share is computed by dividing income available for common stock by the weighted average number of shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company had outstanding at September 30, 2006, were stock options and unvested restricted stock. The diluted weighted average shares outstanding, as shown in Note 4, reflects the potential dilution as a result of these stock options and unvested restricted stock as determined using the Treasury Stock Method. Securities that are antidilutive are excluded from the calculation of diluted earnings per share.

GOODWILL - Goodwill amounted to $28.1 million at September 30, 2005, representing the excess of acquisition costs over the fair value of net assets acquired when Laclede Group acquired SM&P in 2002. During fiscal 2006, goodwill increased to $33.6 million reflecting additional goodwill recorded in conjunction with SM&P’s acquisition of the Indiana assets of Reliant Services, LLC in August 2006. The total amount of goodwill is attributable to SM&P and is included in the Non-Regulated Services segment. For more information on the acquisition, see Note 13 to the Consolidated Financial Statements.

Laclede Group evaluates goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” in the second quarter each fiscal year, or sooner, if facts and circumstances indicate possible impairment. Laclede Group did not recompute the fair value of goodwill during the second quarter of fiscal 2006 since the most recent fair value determination exceeded the carrying value by a substantial margin. Further, the assets and liabilities that comprise the reporting entity had not changed significantly. Based on an analysis of events that had occurred and circumstances that had changed since the most recent fair value determination, the Company believes that the likelihood that a current fair value determination would be less than the current carrying amount is remote.

GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues were $53.0 million, $44.2 million, and $40.6 million for fiscal years 2006, 2005, and 2004, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes Other Than Income line.

Sales taxes imposed on applicable Company sales are billed to customers. These amounts are not recorded in the Statements of Consolidated Income, but are recorded as tax collections payable and included in Other Current Liabilities in the Consolidated Balance Sheets.

ALLOWANCES FOR DOUBTFUL ACCOUNTS - Estimates of the collectibility of trade accounts receivables are based on historical trends, age of receivables, economic conditions, credit risk of specific customers and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. Beginning in fiscal 2006, the Utility is allowed to defer for future recovery uncollectible expenses associated with amendments to the Cold Weather Rule, as approved by the MoPSC.

STOCK-BASED COMPENSATION – The Laclede Group 2006 Equity Incentive Plan (the 2006 Plan) was approved at the annual meeting of shareholders of Laclede Group on January 26, 2006. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interest with shareholders. To accomplish this purpose, the Compensation Committee of the board of directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights and performance shares payable in stock, cash or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaces the Laclede Group 2003 Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan. All officer and employee grants and awards through September 2006 were made under the 2003 Equity Incentive Plan.

The Company’s Restricted Stock Plan for Non-Employee Directors was approved by shareholders in January 2003. The principal purpose of the plan is to attract and retain qualified persons who are not employees or former employees of the Company or any of its subsidiaries for service as members of the board of directors and to encourage ownership in the Company by such non-employee directors by granting shares of common stock subject to restrictions. Shares vest depending on the participant’s age upon entering the plan and years of service as a director. The total number of shares of common stock that may be issued under the Restricted Stock Plan for Non-Employee Directors is 50,000.

The Company accounts for awards under the above referenced Plans under the recognition and measurement principles of SFAS No. 123(R), “Share-Based Payment.” Through fiscal year 2005, the Company accounted for the plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and provided pro forma disclosures in the Notes to Consolidated Financial Statements regarding the effect on net income and earnings as if compensation expense had been determined based on the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of APB Opinion No. 25, the Company only recorded stock-based compensation cost related to restricted stock. The Company was not required to recognize compensation cost for stock options because all options granted under the Equity Incentive Plan had an exercise price equal to the market value of the Company’s stock on the date of the grant. The Company implemented the provisions of SFAS No. 123(R) on a modified prospective basis effective October 1, 2005. Consistent with this Statement, prior period amounts have not been restated. Under the modified prospective methodology, the Company is required to record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption, net of an estimate of expected forfeitures.

During the twelve months ended September 30, 2006, the Company awarded 51,000 shares of performance-contingent restricted stock to executives and key employees at a weighted average fair value of $30.46 per share with a three-year performance period ending
September 30, 2008. These shares vest in November 2008 upon the attainment of certain earnings and dividend growth performance goals. If the performance contingency is not satisfied, no compensation cost is recognized and any recognized compensation cost is reversed. The weighted average fair value of restricted stock awarded during the twelve months ended September 30, 2004 was $28.85 per share. For restricted stock awards, the Company holds the certificates for the stock until the shares vest. In the interim, the participants receive full dividends and voting rights.

During the twelve months ended September 30, 2006, the Company awarded 4,550 shares of restricted stock to non-employee directors at a weighted average fair value of $31.80 per share. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.

During the twelve months ended September 30, 2006, the Company granted 105,500 non-qualified stock options to employees at an exercise price of $30.46 per share. The stock options vest one-fourth each year for four years after the date of the grant and have a ten-year contractual term. These options were not exercisable before November 3, 2006. The weighted average fair value of options granted during the twelve months ended September 30, 2006, 2005, and 2004 is $6.80 per option, $6.73 per option, and $6.22 per option, respectively.

Restricted stock activity for the year ended September 30, 2006 is presented below:

		Weighted average Grant Date Fair Value
	Shares

Nonvested at September 30, 2005	1,500	$28.85

Granted	55,550	$30.57
Vested	(2,850)	$30.12
Forfeited	—	$—

Nonvested at September 30, 2006	54,200	$30.55

Stock option activity for the year ended September 30, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at September 30, 2005	561,250	$28.46

Granted	105,500	$30.46
Exercised	(24,375)	$25.23
Forfeited	(12,500)	$29.57

Outstanding at September 30, 2006	629,875	$28.90	7.6	$2,003

Exercisable at September 30, 2006	202,625	$27.79	7.2	$869

Exercise prices of options outstanding at September 30, 2006 range from $23.27 to $30.95. During the twelve months ended September 30, 2006, cash received from the exercise of stock options was approximately $0.6 million, the intrinsic value of the options exercised was approximately $0.2 million and the related actual tax benefit realized was approximately $76,000. During the twelve months ended September 30, 2005, cash received from the exercise of stock options was approximately $1.5 million, the intrinsic value of the options exercised was approximately $0.4 million and the related actual tax benefit realized was approximately $0.2 million. During the twelve months ended September 30, 2004, cash received from the exercise of stock options was approximately $0.8 million, the intrinsic value of options exercised was approximately $0.2 million, and the related actual tax benefit realized was approximately $0.1 million. The total fair value of restricted stock vested during the twelve months ended September 30, 2006 was approximately $87,000 and the related actual tax benefit realized was approximately $34,000. The Company generally issues new shares to satisfy employee restricted stock awards and stock option exercises. Shares for non-employee directors are generally purchased on the open market. The closing price of the Company’s common stock was $32.08 at September 30, 2006.

Total compensation cost that has been charged against net income for share-based compensation arrangements was approximately $1.2 million for the twelve months ended September 30, 2006. Compensation cost capitalized as part of fixed assets was approximately $0.4 million for the twelve months ended September 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.5 million for the twelve months ended September 30, 2006. As of that date, there was approximately $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted average period of 2.2 years. Compensation cost charged against net income and the related income tax benefits for share-based compensation arrangements for the twelve-months ended
September 30, 2005 and 2004 were not material.

The fair value of the options granted during the twelve months ended September 30, 2006, September 30, 2005 and
September 30, 2004 was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury yields at the grant date. The expected life of options is based on generalized expectations regarding the behavior of option holders since the Company’s experience is not yet sufficient to develop an assumption specific to its employees.

	2006	2005	2004
Risk free interest rate	4.60%	4.10%	4.30%
Expected dividend yield of stock	4.50%	4.40%	4.60%
Expected volatility of stock	25.00%	25.00%	25.00%
Expected life of option	96 months	96 months	96 months

The following table details the effect on net income and earnings per share had compensation cost for the stock-based compensation plans been recorded in the twelve months ended September 30, 2005 and the twelve months ended September 30, 2004 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the current-year period presented are the same since stock-based compensation cost is calculated under the provisions of SFAS No. 123(R) and reflected in the Statements of Consolidated Income for this period. The amounts for the current-year presented are included in the table below only to provide the detail for a comparative presentation to the previous two years.

(Thousands, Except Per Share Amounts)	2006	2005	2004

Net income applicable to common stock,
as reported	$48,989	$40,070	$36,056

Add: Total stock-based compensation
cost included in reported net income,
net of tax effects	730	13	12

Deduct: Total stock-based
compensation cost includible in net
income determined under the fair
value based method for all awards,
net of tax effects	730	560	355

Pro forma net income applicable
to common stock	$48,989	$39,523	$35,713

Earnings per share:
Basic – as reported	$2.31	$1.90	$1.82
Diluted – as reported	$2.30	$1.90	$1.82
Basic – pro forma	$2.31	$1.87	$1.80
Diluted – pro forma	$2.30	$1.87	$1.80

NEW ACCOUNTING STANDARDS – In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of this Statement are effective for inventory costs incurred during the Company’s fiscal year 2006. Adoption of this Statement had no effect on the financial position or results of operations of the Company.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies how to account for uncertainties concerning the timing and method of settlement of an asset retirement obligation, as defined in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 specifies that if there is a legal obligation to perform a conditional asset retirement activity, an entity is required to recognize a liability for the fair value of the obligation if it can be reasonably estimated. Pursuant to the provisions of FIN 47, Laclede Group has sufficient information to reasonably estimate certain of its legal obligations to perform conditional asset retirement obligations. Laclede Group implemented FIN 47 in September 2006. For obligations of the Utility, adoption of FIN 47 resulted primarily in timing differences between the recognition of asset retirement obligation expenses for financial reporting purposes and their recovery in rates, and such differences have been deferred in accordance with SFAS No. 71. As a result of adopting FIN 47, the Utility recorded Asset Retirement Obligations of $26.0 million, increased the carrying value of related assets by $3.3 million (reflecting an increase in gross plant of $6.8 million reduced by accumulated depreciation totaling $3.5 million) and reduced Regulatory Liabilities by $22.7 million. Conditional asset retirement obligations recorded by Laclede Group’s non-regulated subsidiaries were not material. For further information on the adoption of FIN 47, see Asset Retirement Obligations on page 44.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 will be effective for the Company beginning with fiscal year 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 will be effective for the Company beginning with fiscal year 2007. The Company does not expect adoption of this Statement to have a material effect on its financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company as of the beginning of fiscal year 2008. The Company is currently evaluating the provisions of this Interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of this Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans.” This Statement amends FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits.” Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. This Statement eliminates the delayed recognition of actuarial gains and losses and the prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. Laclede Group will be required to initially recognize the funded status of its defined benefit postretirement plans and provide the disclosures required by this Statement as of the end of the fiscal year 2007. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the provisions of this Statement.

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, “Financial Statements-Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 establishes a dual approach that requires quantification of the financial statement errors based on the effects of the error on the Company’s financial statements and the related financial statement disclosures. SAB 108 will be effective in fiscal year 2007. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee’s compensation during the highest three years of the last ten years of employment. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.

Pension costs in 2006, 2005 and 2004 amounted to $5.4, $4.5, and $4.5 million, respectively. These costs include amounts capitalized with construction activities.

The net periodic pension costs include the following components:

(Thousands)	2006	2005	2004

Service cost – benefits earned during the period	$14,761	$11,196	$11,107
Interest cost on projected benefit obligation	16,704	15,977	16,231
Expected return on plan assets	(20,782)	(21,164)	(22,499)
Amortization of prior service cost	1,175	1,234	1,324
Amortization of actuarial loss	6,912	2,921	3,803
Sub-Total	$18,770	$10,164	$9,966
Loss on lump-sum settlement	—	—	8,109
Regulatory adjustment	(13,417)	(5,635)	(13,583)

Net pension cost	$5,353	$4,529	$4,492

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements in fiscal years 2006 and 2005. Lump-sum payments recognized as settlements totaled $32.7 million in fiscal year 2004.

Changes in the minimum pension liability resulted in charges/(credits) to Other Comprehensive Income of $(3.6) million in fiscal year 2006, $4.3 million in fiscal year 2005, and $(0.7) million in fiscal year 2004.

Pursuant to the MoPSC’s Order in Laclede Gas’ 2002 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 rate case, the Commission ordered that the recovery in rates for the Utility’s qualified pension plans is based on the Employee Retirement Income Security Act (ERISA) minimum contribution of zero effective October 1, 2002, and on the ERISA minimum contribution of zero plus $3.4 million annually effective July 1, 2003. In the Company’s 2005 rate case, the Commission ordered that effective October 1, 2005, recovery in rates is based on an allowance of $4.1 million. The difference between these amounts on a pro-rata basis and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2006	2005

Benefit obligation at beginning of year	$327,202	$252,583
Service cost	14,761	11,196
Interest cost	16,704	15,977
Actuarial (gain) loss	(48,453)	70,732
Gross benefits paid	(28,154)	(23,286)

Benefit obligation at end of year	$282,060	$327,202

Accumulated benefit obligation at end of year	$223,327	$261,921

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2006	2005

Fair value of plan assets at beginning of year	$272,782	$259,478
Actual return on plan assets	(96)	36,238
Employer contributions	1,604	352
Gross benefits paid	(28,154)	(23,286)
Fair value of plan assets at end of year	$246,136	$272,782

Funded status at end of year	$(35,924)	$(54,420)
Unrecognized net actuarial loss	83,776	118,263
Unrecognized prior service cost	13,475	14,650
Fourth quarter contribution adjustment	56	56
Net amount recognized at end of year	$61,383	$78,549

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid pension cost	$65,794	$82,557
Accrued benefit liability	(10,558)	(13,834)
Intangible asset	577	633
Regulatory adjustment	4,211	7,356
Accumulated other comprehensive income	1,359	1,837
Net amount recognized at end of year	$61,383	$78,549

The pension benefit obligation and the fair value of plan assets are based on a June 30 measurement date.

The assumptions used to calculate net periodic pension costs are as follows:

	2006	2005	2004

Weighted average discount rate	5.00%	6.25%	6.00%
Weighted average rate of future compensation increase	3.00%	3.25%	3.00%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%

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

The assumptions used to calculate net periodic pension costs are as follows:

	2006	2005

Weighted average discount rate	6.25%	5.00%
Weighted average rate of future compensation increase	3.50%	3.00%

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2006	2005

Projected benefit obligation	$282,060	$327,202
Fair value of plan assets	246,136	272,782

Accumulated benefit obligation	23,988	27,686
Fair value of plan assets	13,769	14,774

Following are the targeted and actual plan assets by category:

	2007	2006	2005
	Target	Actual	Actual

Equity Securities	50%	50%	50%
Debt Securities	50%	50%	50%
Total	100%	100%	100%

Laclede Gas’ investment policy is designed to preserve, to the extent possible, the current funded status of the plan and minimize contributions to the trusts. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas’ tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas generally rebalances plan assets quarterly if the actual allocation deviates from the target allocation by more than 2%.

Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds

2007	$15.0	$0.3
2008	14.0	0.5
2009	16.0	0.6
2010	18.0	0.7
2011	20.0	0.8
2012 – 2016	147.0	5.0

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2007 are anticipated to be $0.8 million into the qualified trusts, and $0.3 million into the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The unrecognized transition obligation is being amortized over 20 years. Postretirement benefit costs in 2006, 2005 and 2004 amounted to approximately $8.9 million, $8.0 million, and $7.9 million, respectively, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2006	2005	2004

Service cost - benefits earned during the period	$3,985	$3,379	$3,175
Interest cost on accumulated postretirement
benefit obligation	2,959	3,303	3,202
Expected return on plan assets	(1,358)	(1,274)	(836)
Amortization of transition obligation	327	578	1,059
Amortization of prior service cost	(36)	(32)	(32)
Amortization of actuarial loss	1,273	868	697
Regulatory adjustment	1,713	1,181	658
Net postretirement benefit cost	$8,863	$8,003	$7,923

Pursuant to the Commission’s Order in the Utility’s 2002 rate case and affirmed in the 2005 rate case, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Also in the 2002 and 2005 rate cases, the Commission ordered that the recovery in rates for the postretirement benefit costs be based on the accounting methodology as ordered in the 1999 rate case, which based the amortization of unrecognized gains and losses on a five-year average of unrecognized gains and losses. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2006	2005

Benefit obligation at beginning of year	$57,644	$51,735
Service cost	3,985	3,379
Interest cost	2,959	3,303
Plan amendments	(15,410)	(2,069)
Actuarial loss	10,992	7,942
Gross benefits paid	(4,586)	(6,646)
Benefit obligation at end of year	$55,584	$57,644

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets recognized in the Consolidated Balance Sheets at September 30:

(Thousands)	2006	2005

Fair value of plan assets at beginning of year	$18,771	$16,976
Actual return on plan assets	838	1,078
Employer contributions	8,103	7,363
Gross benefits paid	(4,586)	(6,646)
Fair value of plan assets at end of year	$23,126	$18,771

Funded status at end of year	$(32,458)	$(38,872)
Unrecognized net actuarial loss	36,088	25,849
Unrecognized prior service cost	(14,316)	(272)
Unrecognized net transition obligation	943	2,599
Net amount recognized at end of year
as postretirement benefit cost	$(9,743)	$(10,696)

The accumulated postretirement benefit obligation and the fair value of plan assets are based on a June 30 measurement date.

The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2006	2005	2004

Weighted average discount rate	5.00%	6.25%	6.00%
Weighted average rate of future compensation increase	3.00%	3.25%	3.00%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%
Medical cost trend rate (initial)	8.00%	9.00%	7.00%
Medical cost trend rate (ultimate)	5.00%	5.00%	5.00%

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

The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2006	2005

Weighted average discount rate	6.25%	5.00%
Weighted average rate of future compensation increase	3.50%	3.00%
Medical cost trend rate (initial)	8.00%	8.00%
Medical cost trend rate (ultimate)	5.00%	5.00%

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease
Effect on net periodic benefit cost	$720	$(630)
Effect on accumulated postretirement benefit obligation	2,640	(2,390)

Following are the targeted and actual plan assets by category:

	2007	2006	2005
	Target	Actual	Actual

Equity Securities	50%	55%	50%
Debt Securities	50%	45%	50%
Total	100%	100%	100%

Missouri state law provides for the recovery in rates of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (OPEB), accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. Laclede Gas’ investment policy seeks to maximize investment returns consistent with Laclede Gas’ tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas’ current investment policy targets an asset allocation of 50% to equity securities and 50% to debt securities, excluding cash held in short-term securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is rebalanced on an ongoing basis to the target allocation.

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds

2007	$3.9	$0.3
2008	4.0	0.3
2009	4.0	0.3
2010	4.1	0.3
2011	4.2	0.3
2012 – 2016	24.3	1.6

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to SFAS No. 106 as recovered in rates. Contributions to the postretirement plans in fiscal year 2007 are anticipated to be $7.3 million to the qualified trusts, and $0.3 million paid directly to participants from Laclede Gas funds.

Other Plans

Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to approximately $3.0 million per year for fiscal year 2006 and $2.9 million per year for fiscal years 2005 and 2004.

SM&P Utility Resources, Inc.

SM&P sponsors a qualified, defined contribution plan that covers substantially all employees. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines, with a match by SM&P of such contributions within specific limits. The cost of this plan amounted to $0.7 million, $0.5 million, and $0.7 million, respectively, for the fiscal years 2006, 2005 and 2004. SM&P also sponsors a non-qualified, defined contribution plan that covers key employees. The cost of this plan was $0.1 million per year for fiscal years 2006, 2005 and 2004.

SM&P maintains a non-qualified, defined benefit plan with four participants that was frozen to new participants in 2002. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan was $38,000 per year for fiscal years 2006, 2005 and 2004. The net liability recognized under the plan was $466,000, $427,000, and $389,000, at September 30, 2006, 2005 and 2004, respectively.

3.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At September 30, 2006, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Settled and open futures positions were as follows at September 30, 2006:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	October 2006	.01	$7.98

Open short futures positions	November 2006	.64	8.31
	December 2006	.56	8.11
	January 2007	.21	10.69
	February 2007	.05	10.29
	April 2007	1.22	9.25
	May 2007	.27	8.24
	July 2007	.06	8.30
	August 2007	.28	8.43
	September 2007	.58	8.69
	October 2007	.55	8.70

The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. Pre-tax net unrealized gains on cash flow hedging derivative instruments at September 30, 2006 were $7.3 million. It is expected that approximately $6.7 million of pre-tax unrealized gains will be reclassified into the Consolidated Statement of Income during fiscal year 2007, with the remainder in fiscal 2008. The ineffective portions of these hedge instruments are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.7 million in fiscal year 2006. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $2.0 million in fiscal year 2005. These gains and losses were primarily due to higher price volatility and hurricane-related regional supply/demand imbalances. The amount of ineffectiveness recognized in fiscal year 2004 was not material. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

4.	EARNINGS PER SHARE OF COMMON STOCK

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. For the year ended September 30, 2006, 151,500 shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. There were no antidilutive shares for the periods ended September 30, 2005 and September 30, 2004.

(Thousands, Except Per Share Amounts)	2006	2005	2004
Basic EPS:
Net Income Applicable to Common Stock	$48,989	$40,070	$36,056

Weighted average Shares Outstanding	21,247	21,080	19,783
Earnings Per Share of Common Stock	$2.31	$1.90	$1.82

Diluted EPS:
Net Income Applicable to Common Stock	$48,989	$40,070	$36,056

Weighted average Shares Outstanding	21,247	21,080	19,783
Dilutive Effect of Employee Stock
Options and Restricted Stock	39	40	22
Weighted average Diluted Shares	21,286	21,120	19,805

Earnings Per Share of Common Stock	$2.30	$1.90	$1.82

5.	COMMON STOCK AND PAID-IN CAPITAL

Total shares of common stock outstanding were 21.36 million and 21.17 million at September 30, 2006 and 2005, respectively.

Common stock and paid-in capital increased $5.8 million in fiscal year 2006. Common stock issued under the Dividend Reinvestment Plan increased common stock and paid-in capital by $3.7 million and the remaining $2.1 million increase was primarily due to stock-based compensation costs and the issuance of 75,375 shares of common stock (including 51,000 shares of performance-contingent restricted stock) under the Equity Incentive Plan. Common stock and paid-in capital increased $5.6 million in fiscal year 2005 due to the issuance of 131,144 shares of common stock under the Dividend Reinvestment Plan and the issuance of 59,700 shares of common stock under the Equity Incentive Plan.

On August 23, 2001, Laclede Group declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each preferred share purchase right entitles the registered holder to purchase from Laclede Group one one-hundredth of Series A junior participating preferred stock for a purchase price of $90, subject to adjustment. The value of one one-hundredth of a preferred share purchasable upon the exercise of each right should, because of the nature of the preferred shares’ dividend, liquidation and voting rights, approximate the value of one common share. The rights expire on October 1, 2011 and may be redeemed by Laclede Group for one cent each at any time before they become exercisable. The rights will not be exercisable or transferable apart from the common stock until ten business days after (i) public announcement that a person or group has acquired beneficial ownership of 20% or more of the common stock, or (ii) commencement of, or announcement of an intention to make, a tender or exchange offer for beneficial ownership of 20% or more of the common stock. Following such an event, a right will entitle its holder to purchase, for the purchase price, the number of shares equal to the purchase price divided by one-half of the market price. Alternatively, Laclede Group may exchange each right for one one-hundredth of a preferred share. The number of rights outstanding is the same as the number of shares of common stock outstanding on any date prior to rights becoming exercisable or transferable apart from the common stock.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of September 30, 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

6.	REDEEMABLE PREFERRED STOCK

The preferred stock, which is non-voting except in certain circumstances, may be redeemed at the option of the Laclede Gas board of directors. The redemption price is equal to par of $25.00 per share.

During 2006, 97 shares of 5% Series B preferred stock and 12 shares of 4.56% Series C preferred stock were reacquired and 2,404 shares of 5% Series B preferred stock were called to meet sinking fund requirements. During 2005, 3,948 shares of 5% Series B preferred stock were reacquired and 5,792 shares of 5% Series B preferred stock were called to meet sinking fund requirements.

Any default in a sinking fund payment must be cured before Laclede Gas may pay dividends on or acquire any common stock. Sinking fund requirements on preferred stock for the next five years subsequent to September 30, 2006 are $0.2 million in 2007 through 2011.

7.	LONG-TERM DEBT

Maturities on long-term debt, including current portion, for the five fiscal years subsequent to

September 30, 2006 are as follows:

2007	-
2008	$40 million
2009	-
2010	-
2011	$25 million

In June 2006, Laclede Gas sold $55 million principal amount of First Mortgage Bonds, 6.15% Series, due June 1, 2036. The net proceeds of approximately $54.4 million from this sale were used to reduce short-term debt (including that incurred to fund the redemption at maturity of $40 million of 8 5/8% Series First Mortgage Bonds on May 15, 2006) and for general corporate purposes.

As of September 30, 2006, $65 million of the Laclede Gas shelf registration on Form S-3 remained registered and unissued. The MoPSC authorization for issuing securities registered on this Form S-3 expired October 31, 2006. At October 31, 2006, the MoPSC authorization was $3.7 million, having been reduced by previous bond issuances as well as capital contributions made by Laclede Group to Laclede Gas under this authority. The amount, timing and type of additional financing to be issued will depend on cash requirements and market conditions as well as future MoPSC authorizations and additional S-3 filings.

Substantially all of the utility plant of Laclede Gas is subject to the liens of its mortgage. Its mortgage contains provisions that restrict retained earnings from declaration or payment of cash dividends. As of September 30, 2006 and 2005, all of the retained earnings of Laclede Gas were free from such restrictions.

8.	NOTES PAYABLE AND CREDIT AGREEMENTS

In December 2005, the Utility’s $285 million line of credit scheduled to expire in September 2009 was increased to $320 million and extended to December 2010. In January 2006, Laclede Gas replaced its $15 million in credit lines expiring in April 2006 with a $20 million line that expired April 2006.

Laclede Gas issues commercial paper that is supported by the bank lines of credit. During fiscal year 2006, the Utility’s short-term borrowing requirements, which peaked at $289.9 million, were met by the sale of commercial paper. Laclede Gas had $207.3 million in commercial paper outstanding as of September 30, 2006, at a weighted average interest rate of 5.3% per annum, and $63.6 million outstanding as of September 30, 2005, at a weighted average interest rate of 3.8% per annum.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On September 30, 2006, total debt was 62% of total capitalization. For the fiscal year ended September 30, 2006, EBITDA was 3.16 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working-capital lines of credit, expiring in August 2008, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. This ratio stood at 58% on September 30, 2006. These lines have been used to provide letters of credit totaling $1.9 million on behalf of SM&P Utility Resources, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. The maximum balance outstanding during fiscal year 2006 was $7.0 million; there were no borrowings outstanding at the end of the fiscal year.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments at September 30, 2006 and 2005 are as follows:

(Thousands)	Carrying Amount	Fair Value

2006:
Cash and cash equivalents	$50,778	$50,778
Investment in unconsolidated affiliate trust	1,400	1,400
Short-term debt	207,300	207,300
Long-term debt	349,041	367,471
Redeemable preferred stock, including current sinking fund requirements	946	946
Long-term debt to unconsolidated affiliate trust	46,400	47,480

2005:
Cash and cash equivalents	$6,013	$6,013
Investment in unconsolidated affiliate trust	1,400	1,400
Short-term debt	70,605	70,605
Long-term debt, including current portion	334,033	365,144
Redeemable preferred stock, including current sinking fund requirements	1,009	1,009
Long-term debt to unconsolidated affiliate trust	46,400	48,380

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. Fair value of long-term debt, preferred stock, and long-term debt to unconsolidated affiliate trust is estimated based on market prices for similar issues.

Investment in unconsolidated affiliate trust – The Company’s cost method investment consists of $1.4 million in common securities of Capital Trust I, a wholly-owned subsidiary trust. This investment was not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of that investment.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the

Consolidated Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Total
Balance, September 30, 2004	$(1,236)	$(371)	$(1,607)
Current-period change	(5,340)	(756)	(6,096)
Balance, September 30, 2005	(6,576)	(1,127)	(7,703)
Current-period change	11,065	293	11,358
Balance, September 30, 2006	$4,489	$(834)	$3,655

11.	INCOME TAXES

The net provisions for income taxes charged during the years ended September 30, 2006, 2005 and 2004 are as follows:

(Thousands)
Years Ended September 30	2006	2005	2004

Included in Statements of Consolidated Income:
Federal
Current	$(6,404)	$17,346	$3,606
Deferred	26,646	533	13,062
Investment tax credits	(241)	(332)	(305)
State and local
Current	(851)	2,991	89
Deferred	4,417	223	2,812
Total	$23,567	$20,761	$19,264

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2006	2005	2004

Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes,
net of federal income tax benefits	3.2	3.4	3.4
Certain expenses capitalized on books
and deducted on tax return	(2.9)	(3.2)	(3.1)
Taxes related to prior years	(1.4)	(0.1)	(0.2)
Other items – net	(1.4)	(1.0)	(0.3)
Effective income tax rate	32.5%	34.1%	34.8%

The significant items comprising the net deferred tax liability recognized in the Consolidated Balance Sheets as of September 30 are as follows:

(Thousands)	2006	2005

Deferred tax assets:
Reserves not currently deductible	$21,137	$21,895
Unamortized investment tax credits	2,793	2,945
Other	8,257	11,332
Total deferred tax assets	32,187	36,172

Deferred tax liabilities:
Relating to property	186,381	169,145
Pension	25,983	32,112
Deferred gas costs	24,888	4,697
Other	34,132	18,276
Total deferred tax liabilities	271,384	224,230

Net deferred tax liability	239,197	188,058
Net deferred tax asset (liability) - current	(7,049)	(1,822)
Net deferred tax liability - non-current	$232,148	$186,236

At September 30, 2006, the Company has approximately $2.4 million federal alternative minimum tax credits which may be carried forward indefinitely to reduce federal income taxes, a federal net operating loss of approximately $1.5 million which may be carried forward 20 years to offset taxable income, and state tax credits of approximately $0.1 million that may be carried forward for five years. No valuation allowances have been recorded because the Company believes these items will more likely than not be realized during the carryover periods.

12.	OTHER INCOME AND INCOME DEDUCTIONS – NET

(Thousands)	2006	2005	2004

Non-recurring investment gains	$—	$540	$1,947
Allowance for funds used during construction	(45)	(100)	(123)
Other income	6,447	2,150	1,561
Other income deductions	(894)	(984)	250
Other income and (income deductions) – net	$5,508	$1,606	$3,635

Laclede Gas recorded the receipt of proceeds totaling $0.5 million and $1.9 million during fiscal years 2005 and 2004, respectively, related to its interest, as a policyholder, in the sale of a mutual insurance company. These proceeds represent initial distributions relating to certain policies held by the Utility. Subsequent distributions, if any, are not expected to have a material impact on the consolidated financial position or results of operations of the Company.

The increase in Other income in fiscal 2006 compared with the prior years is primarily due to Laclede Gas’ application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments, as approved by the MoPSC effective October 1, 2005. Previously, carrying costs were applicable only to certain gas cost components exceeding a predetermined threshold. Such income is recovered through the PGA Clause.

13.	NON-REGULATED SERVICES ACQUISITION

On August 25, 2006, SM&P, a wholly-owned subsidiary of Laclede Group, acquired certain of the Indiana assets of Reliant Services, LLC (Reliant) for $5.7 million in cash generated from internal funding. Reliant is an Indianapolis-based facility locating and marking company. SM&P acquired the rights to the facility locating and marking agreements for Reliant’s Indiana gas, electric, telephone and cable customers, and the assets supporting Reliant’s facility locating and marking business in Indiana. The effect of this purchase has been included in Laclede Group’s consolidated financial statements since that date. As a result of the acquisition, SM&P expects to provide all its customers, both new and existing, with more efficient and effective service because SM&P is already serving customers in the same geographic area.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

(Thousands)	At August 25, 2006

Property, plant, and equipment	$229
Goodwill	5,471
Total assets acquired	$5,700

The goodwill recognized in this transaction is attributable to the Non-Regulated Services segment and is expected to be fully deductible for tax purposes.

14.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the city of St. Louis and ten other counties in eastern Missouri. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in nine Midwestern and Southwestern states. The underground facility locating industry remains competitive with many contracts subject to termination on short-term notice. Also, SM&P’s customers are primarily in the utility and telecommunications sectors and, as such, SM&P’s results are influenced by construction seasonality and trends. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns respectively.

	Regulated Gas	Non-Regulated		Non-Regulated	Non-Regulated
(Thousands)	Distribution	Services		Gas Marketing	Other		Eliminations	Consolidated

FISCAL 2006
Revenues from
external customers	$1,119,919	$162,092		$640,419	$3,382		$—	$1,925,812
Intersegment revenues	21,092	431		49,153	1,063		—	71,739
Total operating revenues	1,141,011	162,523		689,572	4,445		—	1,997,551
Depreciation &
amortization	30,904	—	*	—	—	**	—	30,904
Interest charges	32,565	3,429		94	1,206		(1,115)	36,179
Income tax expense	10,636	1,772		10,762	397		—	23,567
Net income applicable
to common stock	28,839	2,358		17,094	698		—	48,989
Total assets	1,383,703	78,986		86,891	86,736		(66,156)	1,570,160
Capital expenditures	57,925	4,861		—	630		—	63,416

FISCAL 2005
Revenues from
external customers	$950,467	$141,118		$435,817	$2,885		$—	$1,530,287
Intersegment revenues	27,728	360		33,742	4,915		—	66,745
Total operating revenues	978,195	141,478		469,559	7,800		—	1,597,032
Depreciation &
amortization	23,036	—	*	—	—	**	—	23,036
Interest charges	26,911	3,430		148	398		(338)	30,549
Income tax expense (benefit)	14,561	3,463		2,763	(26)		—	20,761
Net income applicable
to common stock	30,594	5,006		4,378	92		—	40,070
Total assets	1,273,975	70,213		79,440	46,252		(35,779)	1,434,101
Capital expenditures	54,621	5,415		—	167		—	60,203

FISCAL 2004
Revenues from
external customers	$865,946	$103,885		$250,013	$3,386		$—	$1,223,230
Intersegment revenues	2,959	354		20,315	3,462		—	27,090
Total operating revenues	868,905	104,239		270,328	6,848		—	1,250,320
Depreciation &
amortization	22,385	—	*	—	—	**	—	22,385
Interest charges	25,202	3,488		75	477		(428)	28,814
Income tax expense	16,508	625		1,896	235		—	19,264
Net income applicable
common stock	32,063	650		3,021	322		—	36,056
Total assets	1,206,634	58,466		33,971	33,830		(15,337)	1,317,564
Capital expenditures	49,130	1,701		—	478		—	51,309

*

Depreciation & amortization for Non-Regulated Services is included in Non-Regulated - Services Operating Expenses on the Statements of Consolidated Income (2006, $3.7 million; 2005, $3.3 million; 2004, $3.5 million).

**

Depreciation & amortization for Non-Regulated Other is included in the Non-Regulated – Other Operating Expenses on the Statements of Consolidated Income (2006, $0.3 million; 2005, $0.3 million; 2004, $0.2 million).

15.	COMMITMENTS AND CONTINGENCIES

Laclede Gas estimates fiscal year 2007 utility capital expenditures at approximately $57 million. Fiscal year 2007 capital expenditures for non-regulated subsidiaries are estimated at approximately $4 million. There are no material contractual commitments at September 30, 2006 related to these estimated capital expenditures.

The lease agreement covering the headquarters office space of Laclede Gas extends through February 2010 with options to renew for up to 10 additional years. The aggregate rental expense for fiscal years 2006, 2005 and 2004 was $874,000, $865,000 and $856,000, respectively. The annual minimum rental payment for fiscal year 2007 is anticipated to be approximately $882,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2010. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $3.0 million in fiscal year 2007, $2.3 million in fiscal year 2008, $1.4 million in fiscal year 2009, $0.7 million in fiscal year 2010 and $0.2 million in fiscal year 2011. Laclede Gas and LER have entered into various contracts, expiring on dates through 2012, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2006 are estimated at approximately $493 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $90 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers these costs from customers in accordance with the PGA Clause.

Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, is providing liquid propane transportation service to Laclede Gas pursuant to a newly approved Federal Energy Regulatory Commission (FERC) tariff and a new contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, subject to further proceedings before the FERC, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates, commencing April 1, 2006. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.

SM&P has several operating leases, the aggregate annual cost of which is approximately $9 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $21.2 million. In the event that Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $16.2 million. No amounts have been recorded for these guarantees in the financial statements. SM&P also has lease agreements covering general office space extending through 2015 that resulted in rental expense for fiscal years 2006, 2005 and 2004 of $1.1 million, $0.9 million, and $0.8 million, respectively. Payments for commitments under current leases will be $0.9 million in fiscal year 2007, $0.7 million in fiscal year 2008, $0.5 million in fiscal year 2009, $0.5 million in fiscal year 2010, and $0.4 million in fiscal year 2011.

Laclede Group had guarantees totaling $24.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of September 30, 2006. Laclede Group issued an additional $2.0 million guarantees in October 2006 on behalf of LER, bringing the total to $26.0 million in guarantees outstanding at November 28, 2006. No amounts have been recorded for these guarantees in the financial statements.

A consolidated subsidiary is a general partner in an unconsolidated partnership, which invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $2.4 million incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.

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

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of September 30, 2006, Laclede Gas has paid or reserved for the cost of these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

Laclede Gas enrolled a second former MGP site into the Missouri Voluntary Cleanup Program (VCP). The VCP provides potential opportunities to minimize the cost of site cleanup while maximizing possibilities for site development. This site is located in, and is presently owned by, the City of St. Louis, Missouri (City). The City has been exploring development options for the site. Recently, the City announced publicly the selection of a developer with whom it will attempt to negotiate a site development contract. In light of the City’s announcement, Laclede Gas continues to evaluate options concerning this site. Laclede Gas currently estimates the cost of site investigations, agency oversight and related legal and engineering consulting to be approximately $650,000. Laclede Gas has paid or reserved for the cost of these actions. Laclede Gas has requested that other former site owners and operators share in these costs. One party has agreed to participate and has reimbursed Laclede Gas to date for $190,000. Laclede Gas plans to seek proportionate reimbursement of all costs relative to this site from other potentially responsible parties to the extent practicable.

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

Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the three MGP sites identified above. In response, the majority of insurers have reserved their rights. While some of the insurers have denied coverage, Laclede Gas is currently holding discussions with the insurers regarding potential reimbursement from them. In June 2005, an outside consultant retained by Laclede Gas completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each insurer to the Company of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor and remediate these MGP sites from $5.8 million to $36.3 million. This analysis was based upon then currently available facts, technology and laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. As of the date of this report, Laclede Gas has recorded all such costs. However, it is possible that future events may require some level of additional remedial activities that, in turn, would require Laclede Gas to record additional costs.

Laclede Gas has enrolled a parcel of property located in the City of St. Louis in the VCP pursuant to an agreement to sell such parcel to a third party. Under the terms of the agreement, any costs relative to future investigations or remedial actions regulators may require shall be borne by the third-party buyer. Laclede Gas has reserved the right to withdraw the site from the VCP at any time and does not anticipate incurring any materials cost in connection with this site.

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

SM&P was the subject of certain employment-related claims arising out of a practice of SM&P that predated Laclede Group’s acquisition. The claims involved whether certain pre- and post-work activities and commuting time for non-supervisory field employees constitute hours worked for purposes of federal and state wage and hour laws. These claims were asserted in various proceedings, including one “opt-in” collective action filed in March 2003 in Federal District Court for the Eastern District of Texas. As a result of a court ruling in that proceeding on February 27, 2004, approximately 3,500 present and former field employees who worked for SM&P at times since
February 27, 2001, were given notice of the lawsuit and the opportunity to join the lawsuit and assert claims for additional overtime compensation for the three-year period immediately preceding the date that they joined the lawsuit. Of the individuals to whom notice was sent, 966 joined the lawsuit, the substantial majority of whom were former employees. SM&P vigorously contested these claims, including opposition to this case proceeding as a collective action.

Since the subject of employment practices preceded Laclede Group’s acquisition of SM&P, Laclede Group notified SM&P’s prior owner, NiSource Inc. (NiSource), of the various wage and hour claims. Laclede Group advised NiSource of Laclede Group’s position that NiSource was obligated to indemnify Laclede Group for liabilities and defense costs arising out of the wage and hour claims, subject to the limitations set forth in the Stock Purchase Agreement by and between NiSource and Laclede Group dated as of December 12, 2001. NiSource initially denied that it had an indemnification obligation to Laclede Group.

SM&P and the plaintiffs in the collective action ultimately reached agreement to settle the lawsuit. While not admitting that its practices violated wage and hour laws, SM&P agreed to fund a portion of the amount required to pay the plaintiffs to settle the collective action. In conjunction with SM&P’s agreement to settle the collective action, NiSource agreed to fund the remaining portion of the settlement payment that would be made to the collective action plaintiffs. SM&P’s agreement with the plaintiffs was submitted to the District Court for approval. In the quarter ended March 31, 2006, SM&P recorded a pre-tax charge of $2.5 million to reflect the amount that it had expected to fund for the settlement of the collective action. On August 10, 2006, the District Court approved SM&P’s agreement with the plaintiffs without modification and, subsequently, settlement payments were made to the plaintiffs.

Laclede Group and NiSource further agreed to submit determination of their respective rights and obligations under the Stock Purchase Agreement concerning wage and hour claims, including settlement payments and the attorneys’ fees and related expenses incurred to defend those claims, to an expedited binding arbitration procedure. The arbitration hearing was held on September 17-20, 2006. On
September 29, 2006, the arbitration panel rendered a decision awarding Laclede Group a portion of the settlement payment made to the plaintiffs, as well as all legal fees and litigation expenses directly related to the collective action. NiSource has made payment to Laclede Group in accordance with the arbitration panel’s decision. Accordingly, in the quarter ended September 30, 2006, SM&P reversed a portion of the previously recorded pre-tax expense totaling $1.3 million to reflect the net amount awarded to Laclede Group in the arbitration proceeding. On October 20, 2006, NiSource submitted a reconsideration request to the arbitration panel seeking to reduce the amount awarded by the arbitration panel by approximately $0.3 million. Laclede Group submitted a letter opposing reconsideration. On November 20, 2006, the arbitration panel issued an order clarifying its September 29, 2006 decision, and reduced Laclede Group’s award by the amount requested by NiSource. Laclede Group intends to vigorously contest the arbitration panel’s November 20, 2006 clarification, including whether the panel had the legal authority to modify the award. While the results of any future action Laclede Group takes in response to the arbitration panel’s decision cannot be predicted with certainty, management, after discussion with counsel, believes that the arbitration panel’s

November 20, 2006 decision will not have a material adverse effect on the consolidated financial position and results of operations of Laclede Group in future periods.

On December 29, 2005, the MoPSC Staff proposed a disallowance of approximately $3.3 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to $2.4 million. Laclede Gas believes that the MoPSC Staff’s position lacks merit and continues to vigorously oppose the adjustment in proceedings before the MoPSC.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 600,000 customers. The implementation is expected to be substantially completed by early 2007. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff seeks customer service accommodations for those customers with meters located inside their homes whose previous estimated bills, as a result of installing AMR, will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas filed responses generally denying the MoPSC Staff’s and Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Office of the Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC staff neither supported nor opposed the Stipulation, which is currently under consideration by the Commission. The Utility’s labor union representing field service workers, United Steelworkers Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. The Utility believes that the Union’s remaining allegations are without merit.

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

In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2006 and 2005 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

(Thousands, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

2006
Total operating revenues	$689,235	$708,780	$330,542	$268,994
Operating income	46,137	41,211	11,281	4,646
Net income (loss) applicable to
common stock	26,168	20,929	2,728	(836)
Earnings (loss) per share of
common stock	$1.23	$.99	$.13	$(.04)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

2005
Total operating revenues	$442,485	$576,555	$311,327	$266,665
Operating income (loss)	31,965	42,974	15,496	(606)
Net income (loss) applicable to
common stock	16,617	22,443	6,098	(5,088)
Earnings (loss) per share of
common stock	$.79	$1.07	$.29	$(.24)

Laclede Gas Company’s Financial Statements and Notes to Financial Statements are included in Exhibit 99.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosure with Laclede’s outside auditors that are required to be disclosed.

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

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Management Report on Internal Control over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 33 through 35.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrants

The information concerning directors required by this item is set forth in the Company’s proxy statement dated December 18, 2006 under the headings “Corporate Governance,” “Information about the Nominees and Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

The information concerning executive officers required by this item is reported in Part I of this Form 10-K.

The board of directors has approved a Financial Code of Ethics that covers the Chief Executive Officer and certain of the Company’s senior financial officers, including but not limited to, the Company’s Chief Financial Officer, Vice President – Finance, Controller, principal accounting officer or officers of the Company serving in a finance, accounting, treasury, or tax role. This code is posted on our website, www.thelacledegroup.com, in the Investor Services section under SEC Filings.

The corporate governance guidelines, charters for the audit, corporate governance and compensation committees, and code of business conduct, are available on our website, and a copy will be sent to any shareholder upon request.

Item 11. Executive Compensation

The information required by this item is set forth in the Company’s proxy statement dated December 18, 2006 under the headings “Directors’ Compensation,” “Summary Compensation Table,” “Total Options Exercised in Fiscal 2006 and Year-end Value,” “Long-Term Incentive Plans – Awards in Last Fiscal Year,” “Retirement Plan” and “Other Plans” and are incorporated herein by reference but the information under the captions “Compensation Committee Report Regarding Executive Compensation” and “Performance Graph” in such proxy statement are expressly NOT incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth in the Company’s proxy statement dated December 18, 2006 under the heading “Beneficial Ownership of Laclede Group Common Stock” and is incorporated herein by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2006:

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders (1)	693,475	$28.90	1,287,400

Equity compensation plans not approved by
security holders	-	-	-

Total	693,475	$28.90	1,287,400

(1)

Includes the Company’s Equity Incentive Plan and Restricted Stock Plan for Non-Employee Directors. Included in column (a) are 12,600 shares (5,050 vested and 7,550 non-vested) awarded under the Restricted Stock Plan and 51,000 performance-contingent restricted shares (none of which are vested) awarded under the Company’s Equity Incentive Plan. These shares were disregarded for purposes of computing the weighted average exercise price in column (b). Included in column (c) are 37,400 shares remaining available to award under the Restricted Stock Plan. Shares for the Restricted Stock Plan are not original issue shares but are purchased by the Plan’s trustee in the open market.

Information regarding the above referenced plans is set forth in Note 1 to the Consolidated Financial Statements in this report.

Item 13. Certain Relationships and Related Transactions

There were no transactions required to be disclosed pursuant to this item.

Item 14. Principal Accounting Fees and Services

Information required by this item is set forth in the Company’s proxy statement dated December 18, 2006 under the headings “Fees of Independent Auditor” and “Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services” and are incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements:	2006 10-K Page

		The Laclede Group, Inc.:
		For Years Ended September 30, 2006, 2005 and 2004:
		Statements of Consolidated Income	36
		Statements of Consolidated Comprehensive Income	37
		Consolidated Statements of Common Shareholders’ Equity	41
		Statements of Consolidated Cash Flows	42
		As of September 30, 2006 & 2005:
		Consolidated Balance Sheets	38-39
		Statements of Consolidated Capitalization	40
		Notes to Consolidated Financial Statements	43-66
		Management Report on Internal Control over Financial Reporting	33
		Reports of Independent Registered Public Accounting Firm	34-35

		Laclede Gas Company:
		For Years Ended September 30, 2006, 2005 and 2004:
		Statements of Income	Ex. 99.1, p. 17
		Statements of Comprehensive Income	Ex. 99.1, p. 18
		Statements of Common Shareholders’ Equity	Ex. 99.1, p. 22
		Statements of Cash Flows	Ex. 99.1, p. 23
		As of September 30, 2006 & 2005:
		Balance Sheets	Ex. 99.1, pp. 19-20
		Statements of Capitalization	Ex. 99.1, p. 21
		Notes to Financial Statements	Ex. 99.1, pp. 24-40
		Management Report on Internal Control over Financial Reporting	Ex. 99.1, p. 14
		Reports of Independent Registered Public Accounting Firm	Ex. 99.1, p. 15-16

	2.	Supplemental Schedules

		II – Reserves – Laclede Group	73
		II – Reserves – Laclede Gas	74

		Schedules not included have been omitted because they are not applicable or the
		required data has been included in the financial statements or notes to financial
		statements.

	3.	Exhibits

		Incorporated herein by reference to Index to Exhibits, page 75.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 75.

(b)		Incorporated herein by reference to Index to Exhibits, page 75.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

November 30, 2006	By /s/	Barry C. Cooper
Barry C. Cooper
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/30/06	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/30/06	/s/	Barry C. Cooper	Chief Financial Officer
		Barry C. Cooper	(Principal Financial and
Accounting Officer)

11/30/06	/s/	Arnold W. Donald	Director
Arnold W. Donald

11/30/06	/s/	Henry Givens, Jr.	Director
Henry Givens, Jr.

11/30/06	/s/	Edward L. Glotzbach	Director
Edward L. Glotzbach

11/30/06	/s/	Anthony V. Leness	Director
Anthony V. Leness

11/30/06	/s/	W. Stephen Maritz	Director
W. Stephen Maritz

11/30/06	/s/	William E. Nasser	Director
William E. Nasser

11/30/06	/s/	John P. Stupp, Jr.	Director
John P. Stupp, Jr.

11/30/06	/s/	Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACLEDE GAS COMPANY

November 30, 2006	By /s/	Barry C. Cooper
Barry C. Cooper
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/30/06	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/30/06	/s/	Barry C. Cooper	Director, Chief Financial Officer
		Barry C. Cooper	(Principal Financial and
Accounting Officer)

11/30/06	/s/	Mark D. Waltermire	Director, Vice President
		Mark D. Waltermire	Operations & Marketing

11/30/06	/s/	Kenneth J. Neises	Director, Executive Vice President
		Kenneth J. Neises	Energy & Administrative Services

SCHEDULE II

THE LACLEDE GROUP, INC. AND SUBSIDIARY COMPANIES

RESERVES

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2006:
DOUBTFUL ACCOUNTS	$11,813	$12,077	$7,985	(a)	$18,770	(b)	$13,105
MISCELLANEOUS:
Injuries and
property damage	$10,544	$20,806	$—		$20,008	(c)	$11,342
Deferred compensation	9,595	1,802	—		881		10,516
TOTAL	$20,139	$22,608	$—		$20,889		$21,858

YEAR ENDED
SEPTEMBER 30, 2005:
DOUBTFUL ACCOUNTS	$10,362	$12,064	$7,417	(a)	$18,030	(b)	$11,813
MISCELLANEOUS:
Injuries and
property damage	$8,280	$11,458	$—		$9,194	(c)	$10,544
Deferred compensation	10,048	1,252	—		1,705		9,595
TOTAL	$18,328	$12,710	$—		$10,899		$20,139

YEAR ENDED
SEPTEMBER 30, 2004:
DOUBTFUL ACCOUNTS	$7,181	$12,388	$6,433	(a)	$15,640	(b)	$10,362
MISCELLANEOUS:
Injuries and
property damage	$7,155	$7,433	$—		$6,308	(c)	$8,280
Deferred compensation	10,891	1,386	—		2,229		10,048
TOTAL	$18,046	$8,819	$—		$8,537		$18,328

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

SCHEDULE II

LACLEDE GAS COMPANY

RESERVES

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2006:
DOUBTFUL ACCOUNTS	$11,442	$12,141	$7,985	(a)	$18,770	(b)	$12,798
MISCELLANEOUS:
Injuries and
property damage	$4,553	$2,817	$—		$3,246	(c)	$4,124
Deferred compensation	9,595	1,802	—		881		10,516
TOTAL	$14,148	$4,619	$—		$4,127		$14,640

YEAR ENDED
SEPTEMBER 30, 2005:
DOUBTFUL ACCOUNTS	$9,975	$12,064	$7,417	(a)	$18,014	(b)	$11,442
MISCELLANEOUS:
Injuries and
property damage	$4,326	$3,026	$—		$2,799	(c)	$4,553
Deferred compensation	10,048	1,252	—		1,705		9,595
TOTAL	$14,374	$4,278	$—		$4,504		$14,148

YEAR ENDED
SEPTEMBER 30, 2004:
DOUBTFUL ACCOUNTS	$6,839	$12,310	$6,433	(a)	$15,607	(b)	$9,975
MISCELLANEOUS:
Injuries and
property damage	$3,927	$2,132	$—		$1,733	(c)	$4,326
Deferred compensation	10,891	1,386	—		2,229		10,048
TOTAL	$14,818	$3,518	$—		$3,962		$14,374

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.

2.01*	-	Agreement and Plan of Merger and Reorganization, filed as Appendix A to proxy statement/prospectus contained in the Company’s registration statement on Form S-4, No. 333-48794.
3.01(i)*	-	Laclede’s Restated Articles of Incorporation effective March 18, 2002; filed as Exhibit 3.3 to Form 8-K filed May 29, 2002.
3.01(ii)*	-	Bylaws of Laclede effective January 18, 2002; filed as Exhibit 3.4 to Laclede’s Form 8-K filed May 29, 2002.
3.02(i)*	-	The Company’s Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Form 8-K filed January 26, 2006.
3.02(ii)*	-	The Company’s Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Form 8-K filed January 26, 2006.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*	-	Twentieth Supplemental Indenture, dated as of November 1, 1992; filed on November 4, 1992 as Exhibit 4.01 to Laclede’s Form 8-K.
4.04*	-	Twenty-Second Supplemental Indenture dated as of November 15, 1995; filed on December 8, 1995 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Third Supplemental Indenture dated as of October 15, 1997; filed on November 6, 1997 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999, filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000, filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.08*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004, filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.09*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004, filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.10*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006, filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.11*	-	Certificate of Trust of Laclede Capital Trust I, dated April 4, 2002, filed as Exhibit 4.3 to the Company’s registration statement on Form S-3 (No. 333-86722).
4.12*	-	Declaration of Trust of Laclede Capital Trust I, dated April 4, 2002, filed as Exhibit 4.4 to the Company’s registration statement on Form S-3 (No. 333-86722).
4.13*	-	Amended and Restated Declaration of Trust dated December 16, 2002, filed as Exhibit 1 to Company’s Form 8-K dated December 16, 2002.
4.14*	-	Common Securities Guarantee Agreement dated December 16, 2002, filed as Exhibit 2 to Company’s Form 8-K dated December 16, 2002.
4.15*	-	Preferred Securities Guarantee Agreement dated December 16, 2002, filed as Exhibit 3 to Company’s Form 8-K dated December 16, 2002.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

4.16*	-	Indenture for Subordinated Debt Securities dated December 16, 2002, filed as Exhibit 4 to Company’s form 8-K dated December 16, 2002.
4.17*	-	First Supplemental Indenture dated December 16, 2002, filed as Exhibit 5 to Company’s Form 8-K dated December 16, 2002.
4.18*	-

Laclede Gas Company Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to Laclede’s 1991 10-K.

4.18a*	-

Company Board of Directors’ Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas Company resolutions; filed as Exhibit 4.19(a) to the Company’s Form 10-K for the year ended September 30, 2003.

4.19*	-	Rights Agreement dated as of April 3, 1996; filed on April 3, 1996 as Exhibit 1 to Laclede’s Form 8-A.
4.20*	-	Rights Agreement dated as of October 1, 2001; filed as Exhibit 4 to the Company’s Form 8-A on September 6, 2001.
10.01*	-	Laclede Incentive Compensation Plan, as amended; filed as Exhibit 10.03 to Laclede’s 1989 10-K.
10.01a*	-	Amendment adopted by the board of directors on July 26, 1990 to the Incentive Compensation Plan; filed as Exhibit 10.02a to Laclede’s 1990 10-K.
10.01b*	-	Amendments adopted by the board of directors on August 23, 1990 to the Incentive Compensation Plan; filed as Exhibit 10.02b to Laclede’s 1990 10-K.
10.01c*	-	Amendments to Laclede’s Incentive Compensation Plan, effective January 26, 1995; filed as Exhibit 10.3 to Laclede’s 10-Q for the fiscal quarter ended March 31, 1995.
10.02*	-	Senior Officers’ Life Insurance Program of Laclede, as amended; filed as Exhibit 10.03 to Laclede’s 1990 10-K.
10.02a*	-

Certified copy of resolutions of Laclede’s Board of Directors adopted on June 27, 1991 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.01 to Laclede’s 10-Q for the fiscal quarter ended
June 30, 1991.

10.02b*	-

Certified copy of resolutions of Laclede’s Board of Directors adopted on January 28, 1993 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.03 to Laclede’s 10-Q for the fiscal quarter ended
March 31, 1993.

10.03*	-	Laclede Gas Company Supplemental Retirement Benefit Plan, as amended and restated effective July 25, 1991; filed as Exhibit 10.05 to Laclede’s 1991 10-K.
10.04*	-

Transportation Service Agreement For Rate Schedule FSS, Contract #3147 between Mississippi River Transmission Corporation (“MRT”) and Laclede effective May 1, 2002; filed as Exhibit 10.1 to Laclede’s 10-Q for the fiscal quarter ended June 30, 2002.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.04a*	-

Transportation Service Agreement for Rate Schedule FTS, Contract #3310 between Laclede and MRT effective May 1, 2002; filed as Exhibit 10.2 to Laclede’s 10-Q for the fiscal quarter ended June 30, 2002.

10.04b*	-

Transportation Service Agreement for Rate Schedule FTS, Contract #3311, between Laclede and MRT effective May 1, 2002; filed as Exhibit 10.3 to Laclede’s 10-Q for the fiscal quarter ended June 30, 2002.

10.05*	-	Amendment and Restatement of Retirement Plan for Non-Employee Directors as of November 1, 2002; filed as Exhibit 10.08c to the Company’s 10-K for the fiscal year ended September 30, 2002.
10.05a*	-	Amendment to Terms of Retirement Plan for Non-Employee Directors as of October 1, 2004; filed as Exhibit 10.w to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.06*	-

Salient Features of the Laclede Gas Company Deferred Income Plan for Directors and Selected Executives, including amendments adopted by the board of directors on July 26, 1990; filed as Exhibit 10.12 to the Laclede’s 1991 10-K.

10.06a*	-	Amendment to Laclede’s Deferred Income Plan for Directors and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to Laclede’s 1992 10-K.
10.07*	-	Form of Indemnification Agreement between Laclede and its Directors and Officers; filed as Exhibit 10.13 to Laclede’s 1990 10-K.
10.08*	-

Laclede Gas Company Management Continuity Protection Plan, as amended, effective at the close of business on January 27, 1994, by the board of directors; filed as Exhibit 10.1 to Laclede’s 10-Q for the fiscal quarter ended March 31, 1994.

10.09*	-	2002 Restricted Stock Plan for Non-Employee Directors as of November 1, 2002; filed as Exhibit 10.12d to the Company’s Form 10-K for the fiscal year ended September 30, 2002.
10.09a*	-	Amendment to the 2002 Restricted Stock Plan for Non-Employee Directors as of October 1, 2004; filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004.
10.09b*	-	Amendment to Restricted Stock Plan for Non-Employee Directors as of January 1, 2006; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 1, 2005.
10.10*	-

Salient Features of the Laclede Gas Company Deferred Income Plan II for Directors and Selected Executives adopted by the board of directors on September 23, 1993; filed as Exhibit 10.17 to Laclede’s 1993 10-K.

10.11*	-	Amended and Restated Revolving Credit Agreement between the Company and U.S. Bank National Association dated August 4, 2005; filed as Exhibit 10.1 to the Company’s 8-K filed August 5, 2005.
10.12*	-

Amended and Restated Loan Agreement dated September 10, 2004 for Laclede with U.S. Bank National Association as administrative agent and lead arranger, Bank Hapoalim B.M., as syndication agent, and Southwest Bank of St. Louis as documentation agent; filed as Exhibit 10.1 on Form 8-K filed on
September 13, 2004.

10.12a*	-	Amendment to loan agreement in Exhibit 10.12, dated December 23, 2005; filed as Exhibit 10.1 to Laclede’s Form 8-K filed December 23, 2005.
10.13*	-	The Laclede Group, Inc. Management Bonus Plan; filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2002.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.14*	-	Stock Purchase Agreement between NiSource Inc. and The Laclede Group, Inc.; filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2002.
10.15*	-	The Laclede Group, Inc. 2002 Equity Incentive Plan; filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended September 30, 2002
10.15a*	-	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company’s Form 8-K filed November 5, 2004.
10.15b*	-	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 5, 2004.
10.15c*	-	Form of Restricted Stock Award Agreement, filed as Exhibit 10.17 to the Company’s 10-Q for the quarter ended March 31, 2004.
10.15d*	-	Form of Performance – Contingent Restricted Stock Award Agreement, filed as Exhibit 10.3 to the Company’s Form 8-K filed November 1, 2005.
10.15e*	-	Form of Performance – Contingent Restricted Stock Award Agreement, filed as Exhibit 10.2 to the Company’s Form 8-K filed November 2, 2006.
10.16*	-	Lease between Laclede Gas Company, as Lessee and First National Bank in St. Louis, Trustee, as Lessor; filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2002.
10.17*	-

Automated Meter Reading Services Agreement executed March 11, 2005, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005. Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

10.18*	-	Stock Ownership Guidelines and Holding Requirements filed as Exhibit 10.1 to the Company’s Form 8-K filed November 1, 2005.
10.19*	-	The Laclede Group Annual Incentive Plan, filed as Appendix 4 to the Company’s proxy statement filed December 19, 2005.
10.20*	-	The Laclede Group 2006 Equity Incentive Plan, filed as Appendix 5 to the Company’s proxy statement, filed December 19, 2005.
12	-	Ratio of Earnings to Fixed Charges.
21	-	Subsidiaries of the Registrant.
23	-	Consents of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of The Laclede Group, Inc. and Laclede Gas Company.
99.1	-

Laclede Gas Company – Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to Financial Statements, management Report on Internal Control over Financial Reporting, and Reports of Independent Registered Public Accounting Firm.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822; the Company’s File No. 1-16681.

Bold items reflect management, contract or compensatory plan or arrangement.