Form 10-Q
period 2006-12-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2007-01-26
CIK 57183, 1126956

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

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

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	January 26, 2007
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,566,851
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,197 *

* 100% owned by The Laclede Group, Inc.

TABLE OF CONTENTS	Page No.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

The Laclede Group, Inc.:
Statements of Consolidated Income	4
Statements of Consolidated Comprehensive Income	5
Consolidated Balance Sheets	6-7
Statements of Consolidated Cash Flows	8
Notes to Consolidated Financial Statements	9-18

Laclede Gas Company:
Statements of Income	Ex. 99.1, p. 1
Balance Sheets	Ex. 99.1, p. 2-3
Statements of Cash Flows	Ex. 99.1, p. 4
Notes to Financial Statements	Ex. 99.1, p. 5-10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (The Laclede Group, Inc.)	19-29
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Laclede Gas Company)	Ex. 99.1, p. 11-20

Item 3 Quantitative and Qualitative Disclosures About Market Risk	30

Item 4 Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	31

Item 6 Exhibits	31

SIGNATURES – The Laclede Group, Inc.	32

SIGNATURES – Laclede Gas Company	33

INDEX TO EXHIBITS	34

Filing Format

This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2006.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2006	2005
Operating Revenues:
Regulated
Gas distribution	$348,488	$411,401
Non-Regulated
Services	36,429	35,458
Gas marketing	153,467	241,332
Other	1,177	1,044
Total Operating Revenues	539,561	689,235
Operating Expenses:
Regulated
Natural and propane gas	251,523	312,039
Other operation expenses	33,680	33,105
Maintenance	5,598	4,988
Depreciation and amortization	8,497	6,083
Taxes, other than income taxes	18,759	19,639
Total regulated operating expenses	318,057	375,854
Non-Regulated
Services	36,361	33,919
Gas marketing	147,668	232,474
Other	1,077	851
Total Operating Expenses	503,163	643,098
Operating Income	36,398	46,137
Other Income and (Income Deductions) – Net	3,303	1,285
Interest Charges:
Interest on long-term debt	5,626	5,643
Interest on long-term debt to unconsolidated affiliate trust	893	893
Other interest charges	3,434	2,123
Total Interest Charges	9,953	8,659
Income Before Income Taxes	29,748	38,763
Income Tax Expense	10,649	12,583
Net Income	19,099	26,180
Dividends on Redeemable Preferred Stock – Laclede Gas	12	12
Net Income Applicable to Common Stock	$19,087	$26,168

Average Number of Common Shares Outstanding	21,381	21,191

Basic Earnings Per Share of Common Stock	$.89	$1.23

Diluted Earnings Per Share of Common Stock	$.89	$1.23

Dividends Declared Per Share of Common Stock	$.365	$.345

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2006	2005

Net Income Applicable to Common Stock	$19,087	$26,168
Other Comprehensive Income, Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	1,035	3,939
Reclassification adjustment for (gains) losses included in net income	(580)	5,721
Net unrealized gains on cash flow hedging derivative instruments	455	9,660
Other Comprehensive Income, Before Tax	455	9,660
Income Tax Expense Related to Items of Other Comprehensive Income	176	3,732
Other Comprehensive Income, Net of Tax	279	5,928
Comprehensive Income	$19,366	$32,096

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2006	2006	2005

ASSETS
Utility Plant	$1,158,480	$1,149,104	$1,114,342
Less: Accumulated depreciation and amortization	389,433	385,277	379,304
Net Utility Plant	769,047	763,827	735,038
Goodwill	33,595	33,595	28,124

Non-utility property	12,276	13,362	11,570
Other investments	44,358	42,731	42,621
Other Property and Investments	56,634	56,093	54,191

Current Assets:
Cash and cash equivalents	51,918	50,778	23,811
Accounts receivable:
Gas Customers – billed and unbilled	176,181	91,519	237,650
Other	126,579	84,728	146,509
Allowances for doubtful accounts	(9,401)	(13,105)	(9,209)
Inventories:
Natural gas stored underground at LIFO cost	135,275	137,476	147,753
Propane gas at FIFO cost	20,325	19,385	19,880
Materials, supplies, and merchandise at avg. cost	6,028	5,973	5,189
Derivative instrument assets	15,976	19,117	19,769
Unamortized purchased gas adjustments	34,538	44,381	23,304
Deferred income taxes	—	—	1,663
Prepayments and other	16,815	19,594	18,852
Total Current Assets	574,234	459,846	635,171

Deferred Charges:
Prepaid pension cost	62,472	65,794	78,080
Regulatory assets	178,334	185,644	140,015
Other	6,835	5,361	5,610
Total Deferred Charges	247,641	256,799	223,705
Total Assets	$1,681,151	$1,570,160	$1,676,229

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands, except share amounts)	2006	2006	2005

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 21,542,117, 21,361,639, and 21,252,488 shares issued, respectively)	$21,542	$21,362	$21,252
Paid-in capital	131,308	127,125	122,719
Retained earnings	261,747	250,495	250,387
Accumulated other comprehensive income (loss)	3,934	3,655	(1,775)
Total common stock equity	418,531	402,637	392,583
Redeemable preferred stock (less current sinking fund requirements) – Laclede Gas	787	787	948
Long-term debt to unconsolidated affiliate trust	46,400	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	309,062	349,041	294,057
Total Capitalization	774,780	798,865	733,988

Current Liabilities:
Notes payable	257,150	207,300	269,400
Accounts payable	149,969	103,274	227,767
Advance customer billings	19,583	31,443	13,850
Current portion of long-term debt and preferred stock	40,159	159	40,061
Wages and compensation accrued	16,883	14,885	16,355
Dividends payable	7,923	7,662	7,414
Customer deposits	16,600	16,833	14,350
Interest accrued	6,270	10,464	5,863
Taxes accrued	27,100	15,026	20,713
Deferred income taxes	4,413	7,049	—
Other	16,289	16,787	15,240
Total Current Liabilities	562,339	430,882	631,013

Deferred Credits and Other Liabilities:
Deferred income taxes	234,670	232,148	207,840
Unamortized investment tax credits	4,377	4,437	4,624
Pension and postretirement benefit costs	20,385	20,302	24,352
Asset retirement obligations	26,409	26,018	—
Regulatory liabilities	34,137	33,182	51,300
Other	24,054	24,326	23,112
Total Deferred Credits and Other Liabilities	344,032	340,413	311,228
Total Capitalization and Liabilities	$1,681,151	$1,570,160	$1,676,229

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2006	2005

Operating Activities:
Net Income	$19,099	$26,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	9,606	7,020
Deferred income taxes and investment tax credits	(6,560)	10,762
Other – net	627	334
Changes in assets and liabilities:
Accounts receivable – net	(130,217)	(218,306)
Unamortized purchased gas adjustments	9,843	7,957
Deferred purchased gas costs	14,796	(89,340)
Accounts payable	46,695	89,363
Advance customer billings	(11,860)	(16,838)
Taxes accrued	12,074	(2,837)
Natural gas stored underground	2,201	11,890
Other assets and liabilities	2,017	17,364
Net cash used in operating activities	$(31,679)	$(156,451)

Investing Activities:
Capital expenditures	(11,920)	(13,730)
Other investments	(1,174)	(4,468)
Net cash used in investing activities	$(13,094)	$(18,198)

Financing Activities:
Issuance of short-term debt – net	49,850	198,795
Issuance of common stock	3,599	954
Dividends paid	(7,592)	(7,309)
Other	56	7
Net cash provided by financing activities	$45,913	$192,447

Net Increase in Cash and Cash Equivalents	$1,140	$17,798
Cash and Cash Equivalents at Beginning of Period	50,778	6,013
Cash and Cash Equivalents at End of Period	$51,918	$23,811

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$14,204	$13,425
Income taxes	24	2,180

See notes to consolidated financial statements.

THE LACLEDE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2006 Form 10-K.

The consolidated financial position, results of operations and cash flows of Laclede Group are comprised primarily from the financial position, results of operations and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility’s earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas.

REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amount of accrued unbilled revenues at December 31, 2006 and 2005, for the Utility, were $41.4 million and $72.1 million, respectively. After accrual of related gas cost expense, the accrued pre-tax net revenues at December 31, 2006 and 2005 were $10.2 million and $11.3 million, respectively. The amount of accrued unbilled revenue at September 30, 2006 was $13.8 million. After accrual of related gas cost expense, the accrued pre-tax net revenues at September 30, 2006 was $4.7 million.

GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended December 31, 2006 and 2005 were $14.7 million, and $15.5 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes Other Than Income line.

STOCK-BASED COMPENSATION - The Laclede Group Equity Incentive Plan (the 2006 Plan) was approved at the annual meeting of shareholders of Laclede Group on January 26, 2006. The purpose of the 2006 Plan is to encourage officers and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interest with shareholders. To accomplish this purpose, the Compensation Committee of the Board of Directors may grant awards under the 2006 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Under the terms of the 2006 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2006 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights and performance shares payable in stock, cash or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. The maximum number of shares reserved for issuance under the 2006 Plan is 1,250,000. The 2006 Plan replaced the Laclede Group 2003 Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2006 Plan.

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

During the quarter ended December 31, 2006, the Company awarded 59,000 shares of performance-contingent restricted stock to executives at a weighted average fair value of $34.95 per share with a three-year performance period ending September 30, 2009. All, or a portion, of these shares will vest in November 2009 depending upon the attainment of certain levels of earnings and dividend growth performance goals. For shares that do not vest, no compensation cost is recognized and any previously recognized compensation cost is reversed. The weighted average fair value of performance-contingent restricted stock awarded during the quarter ended December 31, 2005 was $30.46 per share. For restricted stock awards, the Company holds the certificates for restricted stock until the shares vest. In the interim, the participants receive full dividends and voting rights.

During the quarter ended December 31, 2006, the Company granted 115,500 non-qualified stock options to employees at an exercise price of $34.95 per share. The stock options vest one-fourth each year for four years after the date of the grant beginning November 3, 2007 and have a ten-year contractual term. The weighted average fair value of options granted during the three months ended December 31, 2006 and December 31, 2005 is $8.07 per option and $6.80 per option, respectively.

Restricted stock activity for the quarter ended December 31, 2006 is presented below:

		Weighted average Grant Date Fair Value
	Shares

Nonvested at September 30, 2006	54,200	$30.55

Granted	59,000	$34.95
Vested	—	$—
Forfeited	—	$—

Nonvested at December 31, 2006	113,200	$32.84

Stock option activity for the quarter ended December 31, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at September 30, 2006	629,875	$28.90

Granted	115,500	$34.95
Exercised	(92,925)	$28.85
Forfeited	—	$—

Outstanding at December 31, 2006	652,450	$29.98	7.9	$3,296

Exercisable at December 31, 2006	245,325	$28.63	7.2	$1,570

Exercise prices of options outstanding at December 31, 2006 range from $23.27 to $34.95. During the quarter ended December 31, 2006, cash received from the exercise of stock options was approximately $2.7 million, the intrinsic value of the options exercised was approximately $0.7 million and the related actual tax benefit realized was approximately $0.3 million. There were no stock options exercised during the quarter ended December 31, 2005. No shares of restricted stock vested during the quarter ended December 31, 2006. The total fair value of restricted stock vested during the quarter ended December 31, 2005 was approximately $44,000 and the related actual tax benefit realized was approximately $17,000. The Company generally issues new shares to satisfy employee restricted stock awards and stock option exercises. Shares for non-employee directors are generally purchased on the open market. The closing price of the Company’s common stock was $35.03 at December 31, 2006.

Total compensation cost that has been charged against net income for share-based compensation arrangements was approximately $0.4 million for the quarter ended December 31, 2006 and approximately $0.3 million for the quarter ended December 31, 2005. Compensation cost capitalized as part of fixed assets was approximately $0.1 million for each of the quarters ended December 31, 2006 and December 31, 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.2 million for the quarter ended December 31, 2006 and approximately $0.1 million for the quarter ended December 31, 2005. As of December 31, 2006, there was approximately $5.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted average period of 2.6 years.

The fair value of the options granted during the quarter ended December 31, 2006 and the quarter ended December 31, 2005, was estimated at the date of grant using a binomial option-pricing model based on the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on U.S. Treasury yields at the grant date. The expected life of options is based on generalized expectations regarding the behavior of option holders since the Company’s experience is not yet sufficient to develop an assumption specific to its employees.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2006	2005
Risk free interest rate	4.60%	4.60%
Expected dividend yield of stock	4.20%	4.50%
Expected volatility of stock	25.00%	25.00%
Expected life of option	96 months	96 months

NEW ACCOUNTING STANDARDS – In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented as an adjustment to the balances of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. Adoption of SFAS No. 154 on October 1, 2006 had no effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. SFAS No. 155 permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Adoption of SFAS No. 155 on October 1, 2006 had no effect on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” This Statement will be effective for the Company as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans.” This Statement amends FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits.” Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Prior accounting standards allowed an employer to delay recognition of certain economic events that affected the costs of providing postretirement benefits and to disclose the overfunded or underfunded status of a plan in the notes to the financial statements. This Statement eliminates the delayed recognition of actuarial gains and losses and the prior service costs and credits that arise during the period and requires employers to recognize these items as components of other comprehensive income, net of tax. Laclede Group will be required to initially recognize the funded status of its defined benefit postretirement plans and provide the disclosures required by this Statement as of the end of the fiscal year 2007. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. This requirement will be effective for the Company as of the end of fiscal year 2009. The Company is currently evaluating the provisions of this Statement.

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, “Financial Statements-Concerning the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective in fiscal year 2007. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. For the quarter ended December 31, 2006, 225,500 shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. There were 591,500 antidilutive shares for the quarter ended December 31, 2005.

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2006	2005

Basic EPS:
Net Income Applicable to Common Stock	$19,087	$26,168

Weighted Average Shares Outstanding	21,381	21,191
Earnings Per Share of Common Stock	$0.89	$1.23

Diluted EPS:
Net Income Applicable to Common Stock	$19,087	$26,168

Weighted Average Shares Outstanding	21,381	21,191
Dilutive Effect of Employee Stock Options
and Restricted Stock	61	18
Weighted Average Diluted Shares	21,442	21,209

Earnings Per Share of Common Stock	$0.89	$1.23

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the employee’s compensation during the highest three years of the last ten years of employment. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.

Pension costs for the quarters ending December 31, 2006 and 2005 were $1.4 million and $1.3 million, respectively. These costs include amounts capitalized with construction activities.

The net periodic pension costs include the following components:

	Three Months Ended
	December 31,
(Thousands)	2006	2005

Service cost - benefits earned
during the period	$3,106	$3,690
Interest cost on projected
benefit obligation	4,482	4,176
Expected return on plan assets	(5,074)	(5,196)
Amortization of prior service cost	284	294
Amortization of actuarial loss	920	1,728
Regulatory adjustment	(2,364)	(3,354)
Net pension cost	$1,354	$1,338

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump sum cash payments. Pursuant to Missouri Public Service Commission (MoPSC or Commission) Order, lump sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the three months ended December 31, 2006 or the three months ended December 31, 2005.

Pursuant to MoPSC Order, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains or losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.1 million annually. The difference between this amount and pension expense as calculated pursuant to the above and included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or liability.

SM&P maintains a non-qualified, defined benefit plan with four participants that was frozen to new participants in 2002. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material.

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The unrecognized transition obligation is being amortized over 20 years. Postretirement benefit costs for the quarters ended December 31, 2006 and 2005 were $2.0 million and $2.2 million, respectively, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended
	December 31,
(Thousands)	2006	2005

Service cost – benefits earned during
the period	$1,016	$996
Interest cost on accumulated
postretirement benefit obligation	900	740
Expected return on plan assets	(431)	(339)
Amortization of transition obligation	34	82
Amortization of prior service cost	(582)	(9)
Amortization of actuarial loss	811	318
Regulatory adjustment	223	428
Net postretirement benefit cost	$1,971	$2,216

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

Pursuant to MoPSC Order, the return on plan assets is based on market-related value of plan assets implemented prospectively over a four-year period. Unrecognized gains and losses are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the postretirement benefit costs is based on an alternative methodology for amortization of unrecognized gains and losses as ordered by the MoPSC. The difference between this amount and postretirement benefit expense as calculated pursuant to the above is deferred as a regulatory asset or liability.

4.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2006, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Settled and open futures positions were as follows at December 31, 2006:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	January 2007	.26	$10.08
Settled long positions	January 2007	.17	6.96

Open short futures positions	February 2007	.18	8.09
	March 2007	.08	7.10
	April 2007	1.31	9.13
	May 2007	.45	7.90
	June 2007	.14	7.52
	July 2007	.15	7.89
	August 2007	.37	8.25
	September 2007	.67	8.55
	October 2007	.65	8.49

The above futures contracts are derivative instruments and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (Loss), a component of Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the transactions occur. Pre-tax net unrealized gains on cash flow hedging derivative instruments at December 31, 2006 were $7.8 million. It is expected that approximately $7.1 million of pre-tax net unrealized gains on cash flow hedging derivative instruments at December 31, 2006 will be reclassified into the Consolidated Statement of Income during the remainder of fiscal 2007. The remainder, approximately $0.7 million of pre-tax net unrealized gains, will be reclassified during fiscal 2008. The ineffective portions of these hedge instruments are charged to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.5 million for the quarter ended December 31, 2006. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $1.2 million for the same period last year. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

5.	INCOME TAXES

Income tax expense for the quarter ended December 31, 2005 includes a reduction in income tax expense of approximately $0.9 million for a change in estimated tax depreciation and other property-related deductions.

6.	OTHER INCOME AND INCOME DEDUCTIONS – NET

	Three Months Ended
	December 31,
(Thousands)	2006	2005

Allowance for funds used during construction	$(14)	$(22)
Other income	2,268	1,142
Other income deductions	1,049	165
Other income and (income deductions) – net	$3,303	$1,285

The increase in Other income and income deductions – net for the quarter ended December 31, 2006 compared with the quarter ended December 31, 2005 was primarily due to higher income associated with carrying costs applied to under-recoveries of gas costs and other minor variations. Such carrying costs are recovered through the Utility’s Purchased Gas Adjustment (PGA) Clause.

7.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the city of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Services segment includes the results of SM&P, an underground locating and marking business operating in nine Midwestern and Southwestern states. The underground facility locating industry remains competitive with many contracts subject to termination on short-term notice. Also, SM&P’s customers are primarily in the utility and telecommunications sectors and, as such, SM&P’s results are influenced by seasonality and trends in the construction sector. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Non-Regulated Other includes the transportation of liquid propane, real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, services performed by SM&P to locate and mark underground facilities for Laclede Gas, sales of natural gas from LER to Laclede Gas, and sales of propane and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Services, Non-Regulated Gas Marketing, and Non-Regulated Other columns, respectively.

			Non-
	Regulated	Non-	Regulated	Non-
	Gas	Regulated	Gas	Regulated
(Thousands)	Distribution	Services	Marketing	Other	Eliminations	Consolidated
Three Months Ended
December 31, 2006
Revenues from external
customers	$340,456	$36,337	$137,688	$917	$-	$515,398
Intersegment revenues	8,032	92	15,779	260	-	24,163
Total operating revenues	348,488	36,429	153,467	1,177	-	539,561
Net income (loss) applicable
to common stock	15,657	(504)	3,795	139	-	19,087
Total assets	1,473,506	71,884	112,739	79,518	(56,496)	1,681,151

Three Months Ended
December 31, 2005
Revenues from external
customers	$403,317	$35,366	$221,918	$1,013	$-	$661,614
Intersegment revenues	8,084	92	19,414	31	-	27,621
Total operating revenues	411,401	35,458	241,332	1,044	-	689,235
Net income applicable to
common stock	20,192	410	5,408	158	-	26,168
Total assets	1,467,109	67,653	126,897	48,353	(33,783)	1,676,229

8.	COMMITMENTS AND CONTINGENCIES

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

With regard to a former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators have agreed upon certain remedial actions and those actions are essentially complete. Laclede Gas currently estimates the overall costs of these actions will be approximately $2.4 million. As of December 31, 2006, Laclede Gas has paid or reserved for the cost of these actions. If regulators require additional remedial actions or assert additional claims, Laclede Gas will incur additional costs.

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

Laclede Gas enrolled a parcel of property located in the City of St. Louis in the VCP pursuant to an agreement to sell such parcel to a third party. The sale was completed January 8, 2007. Under the terms of the agreement, any costs relative to future investigations or remedial actions regulators may require shall be borne by the third-party buyer. Laclede Gas does not anticipate incurring any material cost in connection with this site.

Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, potential liabilities associated with remediating these sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas or the Company.

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

Laclede Group and NiSource further agreed to submit determination of their respective rights and obligations under the Stock Purchase Agreement concerning wage and hour claims, including settlement payments and the attorneys’ fees and related expenses incurred to defend those claims, to an expedited binding arbitration procedure. The arbitration hearing was held on September 17-20, 2006. On September 28, 2006, the arbitration panel rendered a decision awarding Laclede Group a portion of the settlement payment made to the plaintiffs, as well as all legal fees and litigation expenses directly related to the collective action. NiSource made payment to Laclede Group in accordance with the arbitration panel’s decision. Accordingly, in the quarter ended September 30, 2006, SM&P reversed a portion of the previously recorded pre-tax expense totaling $1.3 million to reflect the net amount awarded to Laclede Group in the arbitration proceeding. On October 20, 2006, NiSource submitted a reconsideration request to the arbitration panel seeking to reduce the amount awarded by the arbitration panel by approximately $0.3 million. Laclede Group submitted a letter opposing reconsideration. On November 15, 2006, the arbitration panel issued an Order clarifying its September 28, 2006 decision, and reduced Laclede Group’s award by the amount requested by NiSource. On December 28, 2006, Laclede Group filed a complaint in Federal District Court for the Southern District of Indiana requesting a court order confirming the final arbitration award as originally issued on September 28, 2006, or alternatively, vacating the November 15, 2006 reduced award. Laclede Group contends that the panel did not have the legal authority to modify the September 28, 2006 award. While the results of any future action by the court in response to Laclede Group’s complaint cannot be predicted with certainty, management, after discussion with counsel, believes that the ultimate resolution of the court proceeding will not have a material adverse effect on the consolidated financial position and results of operations of Laclede Group in future periods.

On December 29, 2005, the MoPSC Staff proposed a disallowance of approximately $3.3 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to $2.4 million. On January 4, 2007, the MoPSC Staff informed the Utility that the Staff further reduced its proposed disallowance by $0.3 million to approximately $2.1 million. Laclede Gas believes that the MoPSC Staff’s position lacks merit and continues to vigorously oppose the adjustment in proceedings before the MoPSC. Formal hearings are scheduled for January 29-30, 2007.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 610,000 customers. The implementation is expected to be substantially completed in early 2007. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff sought customer service accommodations for those customers with meters located inside their homes whose previous estimated bills will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas filed responses generally denying the MoPSC Staff’s and Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Office of the Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC Staff neither supported nor opposed the Stipulation. On December 21, 2006, the Commission approved the Stipulation & Agreement, dismissed the Office of Public Counsel’s complaint, and suspended Staff’s complaint, subject to Laclede’s compliance with the Stipulation & Agreement. The primary terms of the Stipulation & Agreement include the Utility’s provision of bill credits totaling approximately $0.5 million to customers who received billing adjustments reconciling undercharges for periods exceeding 12 months, a limit on future billing adjustments that reconcile undercharges to 12 months, and additional notices to customers concerning such billing adjustments. The Utility’s labor union representing field service workers, USW Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. On December 11-12, 2006, the MoPSC held a hearing on the Union’s last remaining complaint. That hearing was not completed and has been continued to February 14, 2007. The Utility continues to believe that the Union’s allegations in the remaining case are without merit.

On December 28, 2006, the MoPSC Staff proposed a disallowance of approximately $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005, largely on the same grounds as it has proposed regarding the disallowance of the Utility’s recovery of purchased gas cost applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

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

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2011. At December 31, 2006, the maximum guarantees under these leases are approximately $1.7 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2006, the carrying value of the liability recognized for these guarantees was approximately $0.2 million.

SM&P has several operating leases, the aggregate annual cost of which is approximately $9.0 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $20.7 million. In the event Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $17.2 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $26.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2006. No amounts have been recorded for these guarantees in the financial statements.

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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves St. Louis city and parts of ten other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s innovative weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. The weather mitigation rate design minimizes the impact of weather volatility during the peak cold months of December through March and reduces the impact of weather volatility, to a lesser extent, during the months of November and April. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season. The Utility typically experiences losses during the non-heating season. The seasonal effect of the Utility’s earnings on Laclede Group is generally expected to be tempered somewhat by the results of SM&P Utility Resources, Inc. (SM&P), a non-regulated underground facility locating and marking service business, whose operations tend to be counter-seasonal to those of Laclede Gas. The underground locating industry remains competitive with many contracts subject to termination on short-term notice. SM&P’s customers are primarily in the utility and telecommunications sectors and, as such, SM&P’s results are influenced by construction seasonality and trends. Laclede Energy Resources, Inc. (LER) is engaged in the non-regulated marketing of natural gas and related activities. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions. Other non-regulated subsidiaries provide less than 10% of consolidated revenues.

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

Wholesale natural gas prices for the 2005-2006 heating season rose to unprecedented levels across the nation. Laclede Gas continues to work actively to reduce the impact of higher costs by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the cost of purchased gas remains high, relative to historical levels. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. While wholesale natural gas prices have declined for the 2006-2007 heating season, the generally higher price levels may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

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

Quarter Ended December 31, 2006

------------------------------------------

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	December 31,
(millions, after-tax)	2006	2005

Regulated Gas Distribution	$15.7	$20.2
Non-Regulated Services	(.5)	.4
Non-Regulated Gas Marketing	3.8	5.4
Non-Regulated Other	.1	.2
Net Income Applicable to Common Stock	$19.1	$26.2

Laclede Group’s net income applicable to common stock was $19.1 million for the quarter ended December 31, 2006, compared with $26.2 million for the quarter ended December 31, 2005. Basic and diluted earnings per share were $.89 for the quarter ended December 31, 2006, compared with $1.23 per share reported for the same quarter last year. Earnings per share decreased compared to last year for all of Laclede Group’s operating segments. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income decreased by $4.5 million for the quarter ended December 31, 2006 compared with the quarter ended December 31, 2005. The decrease in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	lower income from off-system sales and capacity release totaling $4.2 million;
•

higher depreciation and amortization expense totaling $2.4 million resulting from the implementation of new depreciation rates effective January 1, 2006, as authorized by the MoPSC, and additional depreciable property; and,

•	increases in operation and maintenance expenses totaling $1.2 million.

The Non-Regulated Services segment reported a loss of $0.5 million during the quarter ended December 31, 2006 compared with net income of $0.4 million for the same period last year. While revenues were higher, the earnings decline resulted from increased operating expenses, primarily due to growth and expansion.

The Non-Regulated Gas Marketing segment reported a decrease in earnings of $1.6 million compared with the same period last year. The decrease was primarily attributable to significantly lower margins than those realized during the same quarter last year by LER. Last year’s higher margins were the result of increased price volatility and hurricane-related regional supply/demand imbalances. The effect of lower margins this year was partially offset by higher wholesale sales volumes.

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

Regulated operating revenues for the quarter ended December 31, 2006 were $348.5 million, or $62.9 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 8.4% warmer than normal, and 7.4% warmer than the same period last year. Total system therms sold and transported were 0.28 billion for the quarter ended December 31, 2006 compared with 0.30 billion for the same period last year. Total off-system therms sold and transported were 0.07 billion for the quarter ended December 31, 2006 compared with 0.05 billion for the same period last year. The decrease in regulated operating revenues was primarily attributable to the following factors:

Millions
Lower system sales volumes and other variations, primarily due to warmer weather
and the continued conservation efforts of customers	$(29.2)
Lower prices charged for off-system sales	(26.1)
Lower wholesale gas costs passed on to Utility customers (subject to prudence
review by the MoPSC)	(20.8)
Higher off-system sales volumes	12.7
Higher Infrastructure System Replacement Surcharges (ISRS) implemented June 15, 2006	0.5
Total Variation	$(62.9)

Regulated operating expenses for the quarter ended December 31, 2006 decreased $57.8 million from the same quarter last year. Natural and propane gas expense decreased $60.5 million, or 19.4%, from last year’s level, primarily attributable to lower system volumes purchased for sendout, lower rates charged by our suppliers, and lower off-system gas expense. Other operation and maintenance expenses increased $1.2 million, or 3.1%, primarily due to increased maintenance charges, higher group insurance charges, and higher wage rates, partially offset by lower injuries and damages expenses. Depreciation and amortization expense increased $2.4 million, or 39.7%, primarily due to higher rates effective January 1, 2006 and additional depreciable property. Taxes, other than income, decreased $0.9 million, or 4.5%, primarily due to lower gross receipts taxes (attributable to the lower revenues).

Non-Regulated Services Operating Revenues and Operating Expenses

Laclede Group’s non-regulated services operating revenues for this quarter increased $1.0 million primarily due to SM&P’s attainment of new business in existing markets. The increase in non-regulated services operating expenses totaling $2.4 million was attributable to increased operating expenses primarily due to growth and expansion.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues decreased $87.9 million primarily due to lower per unit gas sales prices by LER, partially offset by increased sales volumes. The decrease in non-regulated gas marketing operating expenses totaling $84.8 million was primarily associated with decreased gas expense related to lower prices, partially offset by increased volumes purchased.

Other Income and (Income Deductions) - Net

Other income and income deductions – net increased $2.0 million primarily due to higher income associated with carrying costs applied to under-recoveries of gas costs and other minor variations. Such carrying costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $1.3 million increase in interest charges was primarily due to higher interest on short-term debt. Average short-term interest rates were approximately 5.3% for the quarter ended December 31, 2006 compared with approximately 4.2% for the same period last year. Average short-term borrowings were approximately $209.7 million and $155.1 million for the quarters ended December 31, 2006 and December 31, 2005, respectively.

Income Taxes

The $1.9 million decrease in income taxes was primarily due to lower pre-tax income this year, partially offset by a change in estimated tax depreciation and other property-related deductions recorded during the quarter ended December 31, 2005.

Regulatory Matters

------------------------

A new law became effective January 1, 2006, that authorizes the MoPSC to implement rules and tariff provisions through which rates can be adjusted between general rate case proceedings to reflect increases and decreases in certain costs and revenues. For gas utilities like Laclede Gas, these include rate adjustments to reflect revenue changes resulting from the impact of weather and conservation on customer usage and to reflect changes in the costs to comply with environmental laws, rules and regulations. Various parties have been meeting in an attempt to negotiate rules to implement these programs; however, to date, the MoPSC has only acted on a rule relating to the establishment of a fuel adjustment clause for electric utilities.

On October 24, 2005, the Office of the Public Counsel proposed an emergency amendment to the MoPSC’s Cold Weather Rule. Such rule governs the disconnection and reconnection practices of utilities during the winter heating season. On December 19, 2005, the MoPSC issued an Order approving certain changes to the rule to be effective between January 1 and March 31, 2006. These temporary rule changes were expected to increase utilities’ costs; however, the rule allows for incremental compliance costs to be deferred for consideration for future recovery in rates. Laclede Gas, along with other gas utilities, appealed the Order to the Cole County Circuit Court on the grounds that the rule failed to provide a separate and more definitive recovery mechanism for such costs. Although the Court declined to stay the Order, it did express serious concerns over the rule’s legality. On February 8, 2006, the Cole County Circuit Court held that the rule was unlawful and void because it did not make adequate provision for a cost recovery mechanism to address the revenue losses associated with implementing the rule. The MoPSC appealed the Court’s decision. On October 31, 2006, the Missouri Court of Appeals for the Western District issued its opinion reversing the judgment of the Cole County Circuit Court, upholding the lawfulness of the MoPSC’s emergency rule. Laclede Gas, along with other gas utilities, filed an application with the Court of Appeals on November 15, 2006, requesting that it rehear or transfer the appeal to the Missouri Supreme Court. On December 19, 2006, the Court of Appeals declined to rehear or transfer the appeal. The Utility’s appeal to the Missouri Supreme Court is pending. In the meantime, the MoPSC proposed a rulemaking on May 22, 2006, to permanently incorporate many of the changes to the Cold Weather Rule that were implemented on an emergency basis for the 2005-2006 heating season. A public hearing on the proposed rule was held on July 19, 2006, at which Laclede Gas and other gas utilities recommended revisions to the proposed rule, including a more definitive recovery mechanism for uncollectible expenses. On August 11, 2006, the MoPSC approved permanent modifications to the rule, including provisions to allow the Utility to obtain accounting authorizations and defer for future recovery the costs previously incurred with the emergency amendment as well as future costs of complying with the new permanent rule. In September 2006, pursuant to those provisions, the Utility deferred costs for future recovery associated with the emergency amendment totaling $4.7 million and filed applications for the accounting authorizations provided for in the Rule. On October 31, 2006, pursuant to this Rule, the Utility filed for determination and subsequent recovery from customers of the deferred amount. On November 13, 2006, the MoPSC Staff recommended that the MoPSC grant the accounting authorizations requested by Laclede Gas and ultimately determine and permit recovery of any deferred costs consistent with the terms of the permanent rule. On December 7, 2006, the Commission granted the accounting authorizations. In December 2006, the Utility adjusted its deferral of such costs to an estimated $3.7 million, reflecting a reduction in applicable uncollectible expenses during the quarter. The Utility’s request for determination of the amount of costs associated with compliance with the amendment is pending.

On December 29, 2005, the MoPSC Staff proposed a disallowance of approximately $3.3 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2004. Following technical conferences, the Staff subsequently reduced its proposed disallowance to $2.4 million. On January 4, 2007, the MoPSC Staff informed the Utility that the Staff further reduced its proposed disallowance by $0.3 million to approximately $2.1 million. Laclede Gas believes that the MoPSC Staff’s position lacks merit and continues to vigorously oppose the adjustment in proceedings before the MoPSC. Formal hearings are scheduled for January 29-30, 2007.

On November 3, 2006, the Utility made an ISRS filing with the Commission designed to increase revenues by an additional $1.9 million annually. On December 28, 2006, the MoPSC approved implementation of the Utility’s proposed ISRS filing to be effective January 2, 2007.

Laclede Gas began implementation of an automated meter reading (AMR) system in July 2005. Through the date of this report, the AMR system has been deployed to more than 610,000 customers. The implementation is expected to be substantially completed in early 2007. Certain regulatory issues have arisen in conjunction with this implementation. The Utility has approximately 40% of customers with meters inside their premises. On February 2, 2006, the MoPSC Staff filed a complaint against the Utility alleging that it failed to adequately obtain or use actual meter readings from certain customers and failed to adequately respond to unauthorized gas use. In addition to seeking authority to pursue penalties, the Staff sought customer service accommodations for those customers with meters located inside their homes whose previous estimated bills will require adjustment to reflect actual usage. On May 11, 2006, the Missouri Office of Public Counsel also filed a complaint alleging that Laclede Gas billed customers for prior underestimated usage for a longer period of time than permitted by Commission rules. Laclede Gas filed responses generally denying the MoPSC Staff’s and Office of Public Counsel’s allegations. On November 7, 2006, Laclede Gas, the Office of the Public Counsel, and other parties filed a Stipulation & Agreement that resolves certain issues raised in this case. The MoPSC Staff neither supported nor opposed the Stipulation. On December 21, 2006, the Commission approved the Stipulation & Agreement, dismissed the Office of Public Counsel’s complaint, and suspended Staff’s complaint, subject to Laclede’s compliance with the Stipulation & Agreement. The primary terms of the Stipulation & Agreement include the Utility’s provision of bill credits totaling approximately $0.5 million to customers who received billing adjustments reconciling undercharges for periods exceeding 12 months, a limit on future billing adjustments that reconcile undercharges to 12 months, and additional notices to customers concerning such billing adjustments. The Utility’s labor union representing field service workers, USW Local 11-6 (Union), has also raised a number of regulatory matters with the MoPSC alleging safety issues associated with the installation of AMR and changes in other work practices implemented by Laclede Gas. On November 2, 2006, the MoPSC denied and dismissed one of these complaints. On December 11-12, 2006, the MoPSC held a hearing on the Union’s last remaining complaint. That hearing was not completed and has been continued to February 14, 2007. The Utility continues to believe that the Union’s allegations in the remaining case are without merit.

On December 1, 2006, Laclede Gas filed tariff sheets that are designed to increase total revenues by approximately $52.9 million annually, or 5.6%. Although the Utility’s filing requests an increase of $44.9 million in non-gas revenues, $1.8 million of that amount is already being paid by customers through the current ISRS, which would no longer be collected upon approval of the Utility’s rate request. In addition, Laclede Gas proposed to increase its PGA rates by $9.8 million in order to recover the gas cost portion of its bad debts through the PGA rather than through its non-gas distribution rates. The December 1 filing also proposes a comprehensive regulatory compact that includes: 1) a pilot program in which residential customers could lock in for a twelve-month period the cost of gas included in their monthly bill; 2) a conservation program that would provide customers an opportunity to earn a rebate by conserving natural gas use during the peak winter heating months; 3) a three-year base rate moratorium; and 4) an Earnings Sharing Mechanism in which the Utility would share with its customers up to 90 percent of earnings in excess of its authorized return, depending on the level of earnings achieved, to the extent that the Utility would achieve any such additional earnings as a result of its efforts to make utility service more efficient and sell gas in markets outside of its traditional service territory. Finally, Laclede Gas proposed several modifications to its weather mitigation rate design in order to better ensure the Utility’s recovery of its fixed costs. On December 13, 2006, the MoPSC suspended implementation of the Utility’s proposed rates until November 1, 2007 and set the case for hearing during summer 2007.

On December 28, 2006, the MoPSC Staff proposed a disallowance of approximately $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005, largely on the same grounds as it has proposed regarding the disallowance of the Utility’s recovery of purchased gas cost applicable to fiscal 2004. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

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

Critical Accounting Policies

-----------------------------------

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

For further discussion of significant accounting policies, see the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2006.

Accounting Pronouncements

-------------------------------------

The Company has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Company’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Credit Ratings

------------------

As of December 31, 2006, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

---------------

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

Net cash used in operating activities for the three months ended December 31, 2006 was $31.7 million, compared with $156.5 million for the same period last year. The variation is primarily attributable to the timing of the Utility’s cash receipts and payments related to accounts payable, accounts receivable, deferred purchased gas cost, and the cost of natural gas storage inventories, all of which were impacted by changes in the wholesale cost of natural gas.

Net cash used in investing activities for the three months ended December 31, 2006 was $13.1 million compared with $18.2 million for the three months ended December 31, 2005. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $45.9 million for the three months ended December 31, 2006 compared with $192.4 million for the three months ended December 31, 2005. The variation primarily reflects a decrease in the issuance of short-term debt this year.

Liquidity and Capital Resources

----------------------------------------

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas has lines of credit in place of $320 million, which expire in December 2010. The Utility had commercial paper aggregating to a maximum of $257 million at any one time during the quarter, which was the balance outstanding at December 31, 2006. The weighted average interest rate was 5.4% per annum on these short-term borrowings at December 31, 2006. A change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $2.6 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On December 31, 2006, total debt was 64% of total capitalization. For the twelve-months ending December 31, 2006, EBITDA was 3.01 times interest expense.

Laclede Gas has on file a shelf registration on Form S-3. Of the $350 million of securities originally registered under this Form S-3, $65 million of debt securities remained registered and unissued as of December 31, 2006. The MoPSC authorization for issuing securities registered on this Form S-3 expired October 31, 2006. On December 15, 2006, the Utility filed an application with the MoPSC requesting authorization to issue debt securities, preferred stock, common stock and receive paid-in capital for a total of $500 million. The amount, timing and type of additional financing to be issued will depend on cash requirements and market conditions as well as future MoPSC authorizations and additional S-3 filings.

At December 31, 2006, Laclede Gas had fixed-rate long-term debt, including current obligations, totaling $350 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Laclede Group has on file a shelf registration on Form S-3, which allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of December 31, 2006. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, expiring in August 2008, to meet the short-term liquidity needs of its subsidiaries. These lines of credit have a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. The ratio stood at 59% on December 31, 2006. These lines have been used to provide letters of credit of $1.9 million on behalf of SM&P, which have not been drawn, and to provide for seasonal funding needs of the various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the quarter.

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2011. At December 31, 2006, the maximum guarantees under these leases are approximately $1.7 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2006, the carrying value of the liability recognized for these guarantees was approximately $0.2 million.

SM&P has several operating leases, the aggregate annual cost of which is approximately $9.0 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group has parental guarantees of certain of those vehicle leases and anticipates that the maximum guarantees, including renewals and new leases, will not exceed $20.7 million. In the event Laclede Group would be required to make payments under these guarantees, it is expected that a significant portion of such payments would be recovered through proceeds from the liquidation of assets obtained under the terms of the leases. The fair market value of the vehicles being leased is estimated at $17.2 million. No amounts have been recorded for these guarantees in the financial statements.

Laclede Group had guarantees totaling $26.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2006. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $11.8 million for the three months ended December 31, 2006, compared with $13.0 million for the same period last year. Non-utility capital expenditures were $0.1 million for the three months ended December 31, 2006 compared with $0.7 million for the same period last year.

Consolidated capitalization at December 31, 2006, excluding current obligations of long-term debt and preferred stock, consisted of 54.0% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 6.0% long-term debt to unconsolidated affiliate trust, and 39.9% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2006 and at September 30, 2006, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Liabilities, and Advance Customer Billings. The Consolidated Balance Sheet at December 31, 2005 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

Contractual Obligations

------------------------------

As of December 31, 2006, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	2012 and thereafter
Long-Term Debt (a)	$904.0	$15.1	$87.7	$70.3	$730.9
Capital Leases	-	-	-	-	-
Operating Leases (b)	18.0	5.4	8.6	2.7	1.3
Purchase Obligations – Natural Gas (c)	532.2	415.1	94.9	17.4	4.8
Purchase Obligations – Other (d)	118.0	7.2	17.6	15.0	78.2
Other Long-Term Liabilities	-	-	-	-	-
Total (e)	$1,572.2	$442.8	$208.8	$105.4	$815.2

(a)	Long-term debt obligations reflect principal maturities and interest payments.
(b)

Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution and non-regulated services segments. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)

These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2006 New York Mercantile Exchange (NYMEX) futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)

Commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $0.6 million during the remainder of fiscal year 2007. Laclede Gas anticipates a $0.3 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2007. With regard to postretirement benefits, the Company anticipates Laclede Gas will contribute $7.0 million to the qualified trusts and $0.4 million directly to participants from Laclede Gas’ funds during the rest of fiscal 2007. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pensions and Postretirement Benefits, of the Notes to Consolidated Financial Statements.

Market Risk

----------------

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At December 31, 2006, the Utility held approximately 19.4 million MMBtu of futures contracts at an average price of $8.35 per MMBtu. Additionally, approximately 4.8 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2008.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2006, LER’s unmatched positions are not material to Laclede Group’s financial position or results of operations.

Environmental Matters

-----------------------------

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For a description of environmental matters, see Note 8 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 29 of this report.

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

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 8 to the Consolidated Financial Statements on page 16. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 22 of this report.

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

The Laclede Group, Inc.

Dated:	January 23, 2007	By:	/s/ Barry C. Cooper
Barry C. Cooper
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	January 23, 2007	By:	/s/ Barry C. Cooper
Barry C. Cooper
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-

Amendment to 2002 Restricted Stock Plan for Non-Employee Directors, filed as exhibit 10.2 to the Company’s Form 8-K filed November 2, 2006 (incorporated herein by reference and made a part hereof. File No. 1-16681).

10.2	-

Supplemental Pension Agreement with Robert E. Shively, filed as exhibit 10.2 to the Company’s Form 8-K filed January 5, 2007 (incorporated herein by reference and made a part hereof. File No. 1-16681).

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.