Form 10-Q
period 2008-03-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2008-04-25
CIK 57183, 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter and Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504
1-1822	Laclede Gas Company 720 Olive Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

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

The Laclede Group, Inc.:	Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

Laclede Gas Company:	Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	April 25, 2008
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	21,823,168
Laclede Gas Company:	Common Stock ($1.00 Par Value)	10,365 *
* 100% owned by The Laclede Group, Inc.

TABLE OF CONTENTS		Page No.

PART 1. FINANCIAL INFORMATION

Item 1	Financial Statements

	The Laclede Group, Inc.:
	Statements of Consolidated Income	4
	Statements of Consolidated Comprehensive Income	5
	Consolidated Balance Sheets	6-7
	Statements of Consolidated Cash Flows	8
	Notes to Consolidated Financial Statements	9-22

	Laclede Gas Company:
	Statements of Income	Ex. 99.1, p. 1
	Statements of Comprehensive Income	Ex. 99.1, p. 2
	Balance Sheets	Ex. 99.1, p. 3-4
	Statements of Cash Flows	Ex. 99.1, p. 5
	Notes to Financial Statements	Ex. 99.1, p. 6-12

Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (The Laclede Group, Inc.)	23-34
	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (Laclede Gas Company)	Ex. 99.1, p. 13-21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	36

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4	Submission of Matters to a Vote of Security Holders	36

Item 6	Exhibits	36

SIGNATURES – The Laclede Group, Inc.		37

SIGNATURES – Laclede Gas Company		38

INDEX TO EXHIBITS		39

FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2007.

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2008	2007	2008	2007

Operating Revenues:
Regulated Gas Distribution	$507,089	$493,593	$827,981	$842,081
Non-Regulated Gas Marketing	239,387	175,850	421,185	329,317
Other	1,230	1,257	2,530	2,434
Total Operating Revenues	747,706	670,700	1,251,696	1,173,832
Operating Expenses:
Regulated
Natural and propane gas	377,526	373,576	600,367	625,099
Other operation expenses	38,989	36,816	74,202	70,496
Maintenance	5,814	6,060	12,049	11,658
Depreciation and amortization	8,763	8,568	17,476	17,065
Taxes, other than income taxes	29,255	28,348	45,936	47,107
Total Regulated Operating Expenses	460,347	453,368	750,030	771,425
Non-Regulated Gas Marketing	234,021	170,881	406,893	318,549
Other	1,455	1,434	2,713	2,809
Total Operating Expenses	695,823	625,683	1,159,636	1,092,783
Operating Income	51,883	45,017	92,060	81,049
Other Income and (Income Deductions) – Net	1,076	1,074	3,725	4,376
Interest Charges:
Interest on long-term debt	4,875	5,625	10,001	11,251
Interest on long-term debt to unconsolidated affiliate trust	70	70	139	139
Other interest charges	2,056	2,939	6,219	6,373
Total Interest Charges	7,001	8,634	16,359	17,763
Income from Continuing Operations Before Income Taxes
and Dividends on Laclede Gas Redeemable Preferred Stock	45,958	37,457	79,426	67,662
Income Tax Expense	15,889	13,437	27,811	24,222
Dividends on Laclede Gas Redeemable Preferred Stock	9	11	19	23
Income from Continuing Operations	30,060	24,009	51,596	43,417
Income (Loss) from Discontinued Operations, Net
of Income Tax (Note 2)	21,294	(3,190)	20,661	(3,511)
Net Income	$51,354	$20,819	$72,257	$39,906

Average Number of Common Shares Outstanding	21,589	21,445	21,571	21,413
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.39	$1.12	$2.39	$2.03
Income (Loss) from Discontinued Operations	0.99	(0.15)	0.96	(0.17)
Net Income	$2.38	$0.97	$3.35	$1.86

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.39	$1.12	$2.38	$2.02
Income (Loss) from Discontinued Operations	0.98	(0.15)	0.96	(0.16)
Net Income	$2.37	$0.97	$3.34	$1.86

Dividends Declared Per Share of Common Stock	$0.375	$0.365	$0.750	$0.730

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2008	2007	2008	2007

Net Income	$51,354	$20,819	$72,257	$39,906
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging loss arising during period	(6,022)	(3,007)	(5,878)	(1,972)
Reclassification adjustment for gains included
in net income	(1,706)	(1,340)	(4,440)	(1,920)
Net unrealized losses on cash flow hedging
derivative instruments	(7,728)	(4,347)	(10,318)	(3,892)
Amortization of actuarial loss included in net periodic
pension cost	43	—	86	—
Other Comprehensive Loss, Before Tax	(7,685)	(4,347)	(10,232)	(3,892)
Income Tax Benefit Related to Items of
Other Comprehensive Income (Loss)	(2,969)	(1,680)	(3,953)	(1,504)
Other Comprehensive Loss, Net of Tax	(4,716)	(2,667)	(6,279)	(2,388)
Comprehensive Income	$46,638	$18,152	$65,978	$37,518

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands)	2008	2007	2007

ASSETS
Utility Plant	$1,204,984	$1,187,828	$1,165,232
Less: Accumulated depreciation and amortization	398,661	394,034	388,775
Net Utility Plant	806,323	793,794	776,457

Non-utility property	4,026	4,065	4,122
Other investments	44,664	43,635	42,918
Property and investments of discontinued operations	—	42,601	43,171
Other Property and Investments	48,690	90,301	90,211

Current Assets:
Cash and cash equivalents	145,510	52,746	35,494
Accounts receivable:
Gas customers – billed and unbilled	190,298	102,224	153,538
Other	131,437	57,861	112,392
Allowances for doubtful accounts	(13,749)	(11,232)	(14,237)
Delayed customer billings	40,417	—	36,377
Inventories:
Natural gas stored underground at LIFO cost	31,749	138,256	43,950
Propane gas at FIFO cost	19,904	19,950	19,951
Materials, supplies, and merchandise at average cost	5,409	4,990	5,900
Derivative instrument assets	15,133	31,057	19,615
Unamortized purchased gas adjustments	4,365	12,813	17,990
Deferred income taxes	3,029	—	3,781
Prepayments and other	5,488	27,914	14,292
Current assets of discontinued operations	—	30,756	19,215
Total Current Assets	578,990	467,335	468,258

Deferred Charges:
Prepaid pension cost	—	—	58,240
Regulatory assets	265,495	285,054	155,786
Other	6,366	4,669	6,277
Total Deferred Charges	271,861	289,723	220,303
Total Assets	$1,705,864	$1,641,153	$1,555,229

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands, except share amounts)	2008	2007	2007

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 21,810,222, 21,645,637, and 21,571,409 shares issued, respectively)	$21,810	$21,646	$21,571
Paid-in capital	139,763	136,061	132,679
Retained earnings	323,581	268,761	274,674
Accumulated other comprehensive (loss) income	(4,422)	1,857	1,267
Total Common Stock Equity	480,732	428,325	430,191
Redeemable preferred stock (less current sinking fund requirements) – Laclede Gas	467	627	627
Long-term debt to unconsolidated affiliate trust	46,400	46,400	46,400
Long-term debt (less current portion) – Laclede Gas	309,152	309,122	309,082
Total Capitalization	836,751	784,474	786,300

Current Liabilities:
Notes payable	171,650	211,400	117,050
Accounts payable	186,944	99,109	139,312
Advance customer billings	—	25,440	—
Current portion of long-term debt and preferred stock	160	40,160	40,160
Wages and compensation accrued	11,880	11,532	11,175
Dividends payable	8,303	7,970	7,962
Customer deposits	13,960	15,899	15,678
Interest accrued	10,185	11,103	10,919
Taxes accrued	39,921	20,922	43,689
Deferred income taxes current	—	2,644	—
Other	7,419	5,756	6,596
Current liabilities of discontinued operations	—	21,730	13,451
Total Current Liabilities	450,422	473,665	405,992

Deferred Credits and Other Liabilities:
Deferred income taxes	232,531	223,750	226,707
Unamortized investment tax credits	4,086	4,200	4,318
Pension and postretirement benefit costs	67,515	63,678	22,182
Asset retirement obligations	26,908	26,125	25,527
Regulatory liabilities	64,027	39,589	58,058
Other	23,624	22,554	22,374
Deferred credits and other liabilities of discontinued operations	—	3,118	3,771
Total Deferred Credits and Other Liabilities	418,691	383,014	362,937
Total Capitalization and Liabilities	$1,705,864	$1,641,153	$1,555,229

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
(Thousands)	2008	2007

Operating Activities:
Net Income	$72,257	$39,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(44,491)	—
Depreciation, amortization, and accretion	18,931	19,258
Deferred income taxes and investment tax credits	(2,696)	(20,292)
Other – net	1,410	947
Changes in assets and liabilities:
Accounts receivable – net	(159,133)	(118,767)
Unamortized purchased gas adjustments	8,448	26,391
Deferred purchased gas costs	53,094	64,706
Accounts payable	87,835	42,384
Delayed customer billings - net	(65,857)	(67,820)
Taxes accrued	18,999	28,171
Natural gas stored underground	106,507	93,526
Other assets and liabilities	35,467	5,559
Net cash provided by operating activities	130,771	113,969

Investing Activities:
Proceeds from sale of discontinued operations	83,229	—
Capital expenditures	(27,744)	(27,216)
Other investments	26	(560)
Net cash provided by (used in) investing activities	55,511	(27,776)

Financing Activities:
Maturity of first mortgage bonds	(40,000)	—
Repayment of short-term debt – net	(39,750)	(90,250)
Issuance of common stock	2,439	4,311
Dividends paid	(16,064)	(15,439)
Preferred stock reacquired	(160)	(159)
Other	17	60
Net cash used in financing activities	(93,518)	(101,477)

Net Increase (Decrease) in Cash and Cash Equivalents	92,764	(15,284)
Cash and Cash Equivalents at Beginning of Period	52,746	50,778
Cash and Cash Equivalents at End of Period	$145,510	$35,494

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$19,662	$18,560
Income taxes	22,501	9,286

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2007 Form 10-K.
The consolidated financial position, results of operations, and cash flows of Laclede Group are comprised primarily from the financial position, results of operations, and cash flows of Laclede Gas Company (Laclede Gas or the Utility). Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Group are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season.
DISCONTINUED OPERATIONS – On March 31, 2008, Laclede Group sold 100% of its interest in SM&P Utility Resources, Inc. (SM&P), its wholly-owned subsidiary, which comprised the Non-Regulated Services segment. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the statement of income and its associated assets and liabilities are classified separately in the balance sheet. The operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income (Loss) from Discontinued Operations, Net of Income Taxes. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. Discontinued operations does not include general corporate overheads previously recorded by SM&P. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to the Company’s sale of SM&P, refer to Note 2, Discontinued Operations.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at March 31, 2008 and 2007, for the Utility, were $31.9 million and $18.5 million, respectively. The amount of accrued unbilled revenue at September 30, 2007 was $11.9 million.
INCOME TAXES - Laclede Group and its subsidiaries have elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. Effective October 1, 2007, generally accepted accounting principles require that tax benefits be recognized in the financial statements as determined by new recognition and measurement provisions. These provisions permit the benefit from a tax position to be recognized only if, and to the extent that, it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Unrecognized tax benefits and related interest and penalties, if any, are recorded as liabilities or as a reduction to deferred tax assets. Laclede Group companies record deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities in the financial statements, and the related tax basis. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies.
Laclede Gas’ investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.
GOODWILL - The Company previously reported Goodwill separately on the Consolidated Balance Sheets, the total of which was fully attributable to SM&P, and was included in the Non-Regulated Services operating segment. During the quarter ended March 31, 2008, the Company sold 100% of its interest in SM&P thereby reducing Goodwill to zero at March 31, 2008. Goodwill for prior periods has been reclassified in the Consolidated Balance Sheets and is included in the Property and Investments of Discontinued Operations line. For further information on the sale of SM&P, see Note 2, Discontinued Operations.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended March 31, 2008 and 2007 were $25.2 million and $24.1 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2008 and 2007 were $38.2 million and $38.8 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes Other Than Income line.

STOCK-BASED COMPENSATION – Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007 for descriptions of these plans.
During the six months ended March 31, 2008, the Company awarded 74,100 shares of performance-contingent restricted stock to executive officers at a weighted average grant date fair value of $29.32 per share. This number of shares represents the maximum shares that can be earned pursuant to the terms of the awards. The shares have a performance period ending in September 2010, during which participants are entitled to receive full dividends and voting rights on 49,400 of these shares based on the target level of performance. The number of shares that will ultimately vest is dependent upon the attainment of certain levels of earnings and dividend growth performance goals; further, under the terms of the award, the Compensation Committee (Committee) of the Board of Directors may reduce by up to 50% the number of shares that vest if the Company’s total shareholder return (TSR) during the performance period ranks in the bottom quartile relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles and is discussed further below.
During the six months ended March 31, 2008, the Company made a separate award of 15,000 shares of performance-contingent restricted stock to an executive officer at a weighted average grant date fair value of $33.26 per share. This number of shares represents the maximum shares that can be earned pursuant to the terms of the award. The shares have a performance period ending in September 2009, during which the participant is entitled to receive full dividends and voting rights on 10,000 of these shares based on the target level of performance. The number of shares that will ultimately vest is dependent upon the attainment of certain business development performance metrics and succession management objectives and is not subject to the aforementioned TSR provision.
The weighted average grant date fair value of performance-contingent restricted stock awarded during the six months ended March 31, 2007 was $34.95 per share.
Performance-contingent restricted stock activity for the six months ended March 31, 2008 is presented below:

		Weighted Average Grant Date Fair Value
	Shares

Nonvested at September 30, 2007	110,000	$32.87

Granted	89,100	$29.99
Vested	—	$—
Forfeited	(8,000)	$32.71

Nonvested at March 31, 2008	191,100	$31.53

During the six months ended March 31, 2008, the Company awarded 23,250 shares of time-vested restricted stock to executives and key employees at a weighted average grant date fair value of $34.25 per share. These shares vest in December 2010. In the interim, participants receive full dividends and voting rights.
During the six months ended March 31, 2008, the Company made a special award of 15,000 time-vested restricted stock units to an executive officer at a weighted average grant date fair value of $28.49 per share. Each restricted stock unit represents a contingent right to receive one share of The Laclede Group common stock. The units vest in December 2011. The participant is required to retain the shares acquired upon vesting for twelve months from the date of delivery of the shares. No dividends are paid or accrue during the vesting period. Furthermore, the participant has no voting rights in the interim.
During the six months ended March 31, 2008, the Company awarded 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $33.77 per share. The weighted average fair value of restricted stock awarded to non-employee directors during the six months ended March 31, 2007 was $32.74 per share. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.

Time-vested restricted stock and time-vested restricted stock unit activity for the six months ended March 31, 2008 is presented below:

		Weighted Average Grant Date Fair Value
	Shares/ Units

Nonvested at September 30, 2007	9,000	$32.44

Granted	50,750	$32.43
Vested	(2,900)	$33.77
Forfeited	—	$—

Nonvested at March 31, 2008	56,850	$32.36

No stock options were granted during the six months ended March 31, 2008. The weighted average fair value of stock options granted during six months ended March 31, 2007 was $8.07 per option.
Stock option activity for the six months ended March 31, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000)

Outstanding at September 30, 2007	617,100	$30.04

Granted	—	$—
Exercised	(31,000)	$28.67
Forfeited	(11,875)	$30.86
Expired	(7,750)	$31.14

Outstanding at March 31, 2008	566,475	$30.08	6.6	$3,144

Fully Vested and Expected to Vest at March 31, 2008	553,612	$30.02	6.6	$3,104

Exercisable at March 31, 2008	382,725	$28.89	6.1	$2,580

The closing price of the Company’s common stock was $35.63 at March 31, 2008.
Compensation cost for performance-contingent restricted stock awards is based upon the probable outcome of the performance conditions. For shares that do not vest or are not expected to vest due to the outcome of the performance conditions, no compensation cost is recognized and any previously recognized compensation cost is reversed.
The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, is estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks in the bottom quartile relative to a comparator group of companies and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value per share of the awards subject to the TSR provision awarded during the six months ended March 31, 2008 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes.

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2008	2007	2008	2007

Total compensation cost	$766	$692	$1,422	$1,232
Compensation cost capitalized	(163)	(143)	(298)	(261)
Compensation cost recognized in net income	603	549	1,124	971
Income tax benefit recognized in net income	(233)	(212)	(434)	(375)
Compensation cost recognized in net income,
net of income tax	$370	$337	$690	$596

As of March 31, 2008, there was $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (options and restricted stock). That cost is expected to be recognized over a weighted average period of 2.6 years.
NEW ACCOUNTING STANDARDS – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under FIN 48, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of October 1, 2007. For details regarding the cumulative effect of adoption and other pertinent information, see Note 6, Income Taxes.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” Except as described below, SFAS No. 157 is effective for the Company as of the beginning of fiscal year 2009. In February 2008, the FASB issued two Staff Positions that amend SFAS No. 157. The first FASB Staff Position (FSP), No. FAS 157-1, excludes from the scope of SFAS No. 157 accounting pronouncements that address fair value measurements for purposes of lease classification and measurement. The second FSP, No. FAS 157-2, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Application of SFAS No. 157 to these items will be effective for the Company as of the beginning of fiscal year 2010. The Company is currently evaluating the potential impact of this Statement, as amended by these Staff Positions, on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 2 to the Consolidated Financial Statements included in the Company’s Fiscal Year 2007 Form 10-K, Laclede Group adopted the recognition and disclosure provisions of this Statement effective September 30, 2007. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. This requirement is effective for the Company as of the end of fiscal year 2009. In conjunction with adoption of this provision of SFAS No. 158, the Company will be required to change its valuation date for its pension and other postretirement plans from June 30 to September 30. The Company is currently evaluating the impact of adoption of the change in measurement date on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Upon adoption of SFAS No. 159, entities are permitted to choose, at specified election dates, to measure eligible items at fair value (fair value option). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. The decision about whether to elect the fair value option is applied instrument by instrument with few exceptions. The decision is also irrevocable (unless a new election date occurs) and must be applied to entire instruments and not to portions of instruments. SFAS No. 159 requires that cash flows related to items measured at fair value be classified in the statement of cash flows according to their nature and purpose as required by SFAS No. 95, “Statement of Cash Flows” (as amended). SFAS No. 159 is effective for the Company as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this Statement.
In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” This Issue addresses how an entity should recognize the tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The Task Force reached a consensus that such tax benefits should be recognized as an increase in additional paid-in capital. This EITF Issue also addresses how the accounting for these tax benefits is affected if an entity’s estimate of forfeitures changes in subsequent periods. This EITF Issue is effective for Laclede Group as of the beginning of fiscal year 2009. The Company is currently evaluating the provisions of this EITF Issue.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 clarifies that noncontrolling interests should be separately reported as equity in the balance sheet. Additionally, SFAS No. 160 requires certain changes in presentation to income statements. SFAS No. 160 also addresses accounting for changes in the parent’s ownership interest of a subsidiary, accounting for the deconsolidation of a subsidiary, and disclosure requirements. This Statement is effective for Laclede Group as of the beginning of fiscal year 2010. Currently, all of Laclede Group’s consolidated subsidiaries are wholly owned and therefore adoption of this Statement is not expected to have any effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (141(R)), “Business Combinations.” This Statement revises SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method (formerly known as purchase method) of accounting be used for all business combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141(R) requires acquisition-related costs to be accounted for separately instead of being allocated to the assets acquired and liabilities assumed. SFAS No. 141(R) also amends the guidance related to the recognition of certain assets acquired and liabilities assumed that relate to contingencies, research and development assets acquired that have no alternative future use, and negative goodwill arising from a bargain purchase. Laclede Group is required to adopt SFAS No. 141(R) prospectively to business combinations with acquisition dates on or after October 1, 2009 (fiscal 2010). Because this Statement is only applicable to future business combinations, existing amounts reported on the Company’s consolidated financial statements will not be impacted by adoption of this Statement.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for the Company’s interim and annual financial statements beginning in fiscal year 2010. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of this Statement.

2.	DISCONTINUED OPERATIONS

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary, SM&P, to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and is filed as an exhibit to this Form 10-Q. For information concerning Laclede Group’s obligations under these provisions, see Note 9, Commitments and Contingencies.

In accordance with generally accepted accounting principles, the operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income (Loss) from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. For the quarters ended March 31, 2008 and 2007, discontinued operations includes pre-tax interest expense of $0.8 million. For the six months ended March 31, 2008 and 2007, discontinued operations includes pre-tax interest expense of $1.6 million. Discontinued operations does not include general corporate overheads. Income (Loss) from Discontinued Operations reported in the Statements of Consolidated Income consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2008	2007	2008	2007

Operating revenues	$28,062	$30,134	$65,423	$66,563

Loss from operations	(8,433)	(5,107)	(9,387)	(5,564)
Gain on disposal	44,491	—	44,491	—
Pre-tax income (loss)	36,058	(5,107)	35,104	(5,564)
Income tax expense (benefit)	14,764	(1,917)	14,443	(2,053)
Income (Loss) From Discontinued Operations	$21,294	$(3,190)	$20,661	$(3,511)

The assets and liabilities of SM&P have been segregated from continuing operations and have been reported as assets or liabilities of discontinued operations on the Consolidated Balance Sheets. Assets and liabilities of SM&P reported in the Consolidated Balance Sheets as discontinued operations consist of the following:

	Sept. 30,	March 31,
(Thousands)	2007	2007

Assets
Property and Investments:
Goodwill	$33,595	$33,595
Property, plant, and equipment – net	7,204	7,941
Other investments	1,802	1,635
Total Property and Investments	42,601	43,171
Current Assets:
Accounts receivable – net	28,816	18,246
Other	1,940	969
Total Current Assets	30,756	19,215
Total Assets	$73,357	$62,386

Liabilities
Current Liabilities:
Accounts payable	$7,720	$4,487
Wages and compensation accrued	3,950	3,672
Other	10,060	5,292
Total Current Liabilities	21,730	13,451
Deferred credits and other liabilities	3,118	3,771
Total Liabilities	$24,848	$17,222

3.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options and time-vested restricted stock are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. For both the quarter and six months ended March 31, 2008, 105,500 shares attributable to antidilutive outstanding stock options were excluded from the calculation of diluted earnings per share. For the quarter and six months ended March 31, 2007, there were 209,500 and 115,500 antidilutive shares, respectively. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. For both the quarter and six months ended March 31, 2008, 158,200 shares of nonvested performance-contingent restricted stock were excluded from the calculation of diluted earnings per share. For both the quarter and six months ended March 31, 2007, 110,000 shares were excluded.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2008	2007	2008	2007

Basic EPS:
Income from Continuing Operations	$30,060	$24,009	$51,596	$43,417

Weighted Average Shares Outstanding	21,589	21,445	21,571	21,413
Earnings Per Share of Common Stock from
Continuing Operations	$1.39	$1.12	2.39	$2.03

Diluted EPS:
Income from Continuing Operations	$30,060	$24,009	$51,596	$43,417

Weighted Average Shares Outstanding	21,589	21,445	21,571	21,413
Dilutive Effect of Stock Options
and Restricted Stock	96	43	82	52
Weighted Average Diluted Shares	21,685	21,488	21,653	21,465

Earnings Per Share of Common Stock from
Continuing Operations	$1.39	$1.12	$2.38	$2.02

4.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees over the age of twenty-one. Benefits are based on years of service and the participant’s compensation during the highest three years of the last ten years of employment. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.
Pension costs for the quarters ending March 31, 2008 and 2007 were $1.5 million and $1.4 million, respectively, including amounts charged to construction. Pension costs for the six months ended March 31, 2008 and 2007 were $3.1 million and $2.7 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2008	2007	2008	2007

Service cost – benefits earned
during the period	$3,243	$3,105	$6,485	$6,211
Interest cost on projected
benefit obligation	4,670	4,483	9,340	8,965
Expected return on plan assets	(5,163)	(5,074)	(10,325)	(10,148)
Amortization of prior service cost	272	283	544	567
Amortization of actuarial loss	791	921	1,582	1,841
Sub-total	3,813	3,718	7,626	7,436
Loss on lump sum settlement	—	945	—	945
Regulatory adjustment	(2,280)	(3,309)	(4,560)	(5,673)
Net pension cost	$1,533	$1,354	$3,066	$2,708

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump sum payments were recognized as settlements during the six months ended March 31, 2008. Lump sum payments recognized as settlements during the six months ended March 31, 2007 were $2.8 million.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.1 million annually effective October 1, 2005 and $4.8 million annually effective August 1, 2007. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.
SM&P maintains a non-qualified, defined benefit plan with four participants that was frozen to new participants in 2002. The plan is a non-qualified plan and therefore has no assets held in trust. Net pension cost related to the plan is not material. The Company sold 100% of its interest in SM&P on March 31, 2008, and the liabilities for this plan remain with SM&P.
Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for the quarters ended March 31, 2008 and 2007 were $1.9 million and $2.0 million, respectively, including amounts charged to construction. Postretirement benefit costs for the six months ended March 31, 2008 and 2007 were $3.8 million and $3.9 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2008	2007	2008	2007

Service cost – benefits earned
during the period	$1,140	$1,015	$2,280	$2,031
Interest cost on accumulated
postretirement benefit obligation	977	900	1,954	1,800
Expected return on plan assets	(509)	(431)	(1,019)	(862)
Amortization of transition obligation	34	34	68	68
Amortization of prior service cost	(582)	(582)	(1,164)	(1,164)
Amortization of actuarial loss	746	812	1,492	1,623
Sub-total	1,806	1,748	3,611	3,496
Regulatory adjustment	105	223	210	446
Net postretirement benefit cost	$1,911	$1,971	$3,821	$3,942

Missouri state law provides for the recovery in rates of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” accrued costs provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts’ assets consist primarily of money market securities and mutual funds invested in stocks and bonds.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Previously, the recovery in rates for the postretirement benefit costs was based on an alternative methodology for amortization of unrecognized gains and losses as ordered by the MoPSC. The Commission ordered that the recovery in rates be based on an annual allowance of $7.6 million, effective August 1, 2007. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

5.	FINANCIAL INSTRUMENTS

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2008, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.

Settled and open futures positions were as follows at March 31, 2008:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	April 2008	2.63	$8.66
Settled long positions	April 2008	.01	9.67

Open short futures positions	May 2008	.17	8.19
	June 2008	.15	8.96
	July 2008	.15	9.04
	August 2008	.15	9.08
	September 2008	.45	9.40
	October 2008	.15	9.17
	November 2008	.58	9.78
	December 2008	.34	9.55
	January 2009	.31	9.76
	February 2009	.31	9.74
	March 2009	.27	9.69
	November 2009	.10	8.80
	December 2009	.15	8.83
	January 2010	.15	8.83
	February 2010	.15	8.83
	March 2010	.10	8.80

Open long futures positions	May 2008	.06	7.60
	June 2008	.06	7.60
	July 2008	.06	7.60
	August 2008	.06	7.60
	September 2008	.06	7.60
	October 2008	.06	7.60
	November 2008	.06	7.60
	December 2008	.06	7.60
	April 2009	.30	8.94

The above futures contracts are derivative instruments, and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income. Accumulated Other Comprehensive Income is a component of Total Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the hedged transactions occur. As of March 31, 2008, it is expected that approximately $4.2 million of pre-tax unrealized losses will be reclassified into the Consolidated Statement of Income during the next twelve months. The ineffective portions of these hedge instruments are charged or credited to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $0.6 million for the quarter ended March 31, 2008 and $0.3 million for the six months ended March 31, 2008. The amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $1.0 million for the quarter ended March 31, 2007 and $0.5 million for the six months ended March 31, 2007. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

6.	INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for the Uncertainty in Income Taxes,” as of October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Pursuant to FIN 48, the Company may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
Upon adoption of FIN 48, the Company recognized a reduction to beginning retained earnings for a cumulative-effect adjustment totaling $1.1 million, reclassified $2.5 million of income tax liabilities from current to non-current liabilities, and increased its liabilities for accrued interest and penalties. Total unrecognized tax benefits as of October 1, 2007 were $2.1 million, all of which would favorably impact the effective tax rate, if recognized. The Company recognizes potential accrued interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Potential interest and penalties accrued (net of income tax benefit) associated with the Company’s uncertain tax positions were $1.5 million at October 1, 2007. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets.
The Company is subject to U.S. federal income tax as well as income tax of state and city jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2004. The statute of limitations remains open until June 15, 2009 and 2010 for fiscal years 2005 and 2006, respectively. However, during the quarter ended March 31, 2008, the Company effectively settled an audit with the Internal Revenue Service for those periods. Completion of the audit represents an event requiring the Company to re-evaluate its uncertain tax positions. As a result, the Company recognized fiscal years 2005 and 2006 unrecognized tax benefits of $1.0 million, which favorably impacted the effective tax rate, and reversed $1.6 million of accrued interest and penalties (net of income tax benefit). The Company currently expects to recognize $0.4 million of tax benefits, including the reversal of accrued interest and penalties, in June 2008 due to the expiration of the statute of limitations for fiscal year 2004.
Total FIN 48 unrecognized tax benefits at March 31, 2008 were $1.1 million, all of which would favorably impact the effective tax rate, if recognized. Potential interest and penalties associated with these liabilities were $0.1 million. The Company does not expect to make any significant tax payment related to any of the above obligations within the next twelve months.

7.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2008	2007	2008	2007

Allowance for funds used during construction	$(16)	$(2)	$(25)	$(16)
Interest income	1,047	1,292	2,820	3,237
Other income	183	224	720	546
Other income deductions	(138)	(440)	210	609
Other Income and (Income Deductions) – Net	$1,076	$1,074	$3,725	$4,376

The decrease in Other Income and (Income Deductions) – Net for the six months ended March 31, 2008, compared with the six months ended March 31, 2007, was primarily due to lower income associated with carrying costs applied to under-recoveries of gas costs, reduced income associated with changes in the cash surrender value of life insurance policies, and higher investment losses, partially offset by a reversal of tax-related expenses. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s Purchased Gas Adjustment (PGA) Clause.

8.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated merchandise sales business. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
Previously, SM&P comprised the Non-Regulated Services segment and its financial information was presented separately. As discussed in Note 2, Discontinued Operations, the Company sold SM&P on March 31, 2008. Accordingly, financial information for this segment has been reclassified and reported as discontinued operations in the Consolidated Financial Statements. Under generally accepted accounting principles, general corporate overhead expenses may not be reported in discontinued operations. Amounts of such expenses that were previously reported by SM&P but that are required to be reported in continuing operations are reflected in the “Unallocated & Eliminations” column of the table below. Prior periods reported in the table below have been reclassified to conform to the current-period presentation of segment information.

		Non-
	Regulated	Regulated		Unallocated
	Gas	Gas		&
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
March 31, 2008
Revenues from external
customers	$507,031	$237,748	$971	$—	$745,750
Intersegment revenues	58	1,639	259	—	1,956
Total operating revenues	507,089	239,387	1,230	—	747,706
Income (loss) from continuing
operations	25,331	4,861	38	(170)	30,060
Total assets of continuing
operations	1,454,369	152,256	175,976	(76,737)	1,705,864

Six Months Ended
March 31, 2008
Revenues from external
customers	$826,705	$416,408	$2,011	$—	$1,245,124
Intersegment revenues	1,276	4,777	519	—	6,572
Total operating revenues	827,981	421,185	2,530	—	1,251,696
Income (loss) from continuing
operations	41,078	10,515	267	(264)	51,596
Total assets of continuing
operations	1,454,369	152,256	175,976	(76,737)	1,705,864

Three Months Ended
March 31, 2007
Revenues from external
customers	$483,254	$157,837	$998	$—	$642,089
Intersegment revenues	10,339	18,013	259	—	28,611
Total operating revenues	493,593	175,850	1,257	—	670,700
Income (loss) from continuing
operations	20,711	3,322	149	(173)	24,009
Total assets of continuing
operations	1,370,644	113,825	75,588	(67,214)	1,492,843

Six Months Ended
March 31, 2007
Revenues from external
customers	$823,710	$295,525	$1,915	$—	$1,121,150
Intersegment revenues	18,371	33,792	519	—	52,682
Total operating revenues	842,081	329,317	2,434	—	1,173,832
Income (loss) from continuing
operations	36,368	7,117	288	(356)	43,417
Total assets of continuing
operations	1,370,644	113,825	75,588	(67,214)	1,492,843

9.	COMMITMENTS AND CONTINGENCIES

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. See Note 14 to the Consolidated Financial Statements included in the Company’s Fiscal Year 2007 Form 10-K for information relative to environmental matters generally. There have been no significant changes relative to environmental matters during the six months ended March 31, 2008.
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remaining $1.7 million of the MoPSC Staff’s proposed disallowance lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.
On December 31, 2007, the MoPSC Staff filed a memorandum with the Commission proposing a disallowance of $2.8 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff’s memorandum raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company has commenced an internal review of the questions raised by the MoPSC Staff and has notified the FERC Staff that it has taken this action.
As reported in Note 2, Discontinued Operations, during the quarter ended March 31, 2008, the Company sold 100% of its interest in its wholly-owned subsidiary SM&P. The sales agreement (Agreement) includes representations and warranties customary for such transactions, including, among others, representations and warranties of the parties as to brokers’ fees; of SM&P as to its financial status, contracts, title to and condition of personal and real property, taxes, legal compliance, environmental matters, employee benefits, and intellectual property. The Agreement also includes customary indemnification provisions under which Laclede’s aggregate indemnification obligations are limited to a maximum of $7 million for most claims. Obligations subject to this maximum apply only in the event claims exceed a stated deductible, both individually and in the aggregate. However, this maximum limitation and deductible do not apply to obligations associated with taxes, employee benefits, title to personal property, and certain other fundamental representations and warranties. A maximum potential future payment amount cannot be estimated for these obligations. The terms of the indemnifications in the Agreement are generally dependent upon the statute of limitations applicable to the particular representations and warranties made by the Company, although certain representations and warranties have an indefinite life under the Agreement. As of March 31, 2008, the carrying amount of the liability recognized for these indemnification obligations was $0.2 million, based on the Company’s assessment of risk.
Laclede Group is involved in other litigation, claims and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.
Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At March 31, 2008, the maximum guarantees under these leases are $1.7 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2008, the carrying value of the liability recognized for these guarantees was $0.3 million.
SM&P has several operating leases, the aggregate annual cost of which is $8.2 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group previously had parental guarantees of certain of those vehicle leases but was released from those guarantees on or before March 31, 2008, concurrent with the sale of SM&P.
Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2008 are estimated at approximately $2.3 billion. Additional contracts are generally entered into prior to or during the heating season.
Laclede Group had guarantees totaling $50.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2008. Since that date, total guarantees issued by Laclede Group on behalf of LER decreased by $1.0 million bringing the total to $49.0 million in guarantees outstanding at April 23, 2008. No amounts have been recorded for these guarantees in the financial statements.

10.	SUBSEQUENT EVENT

In fiscal year 2003, Laclede Group formed Laclede Capital Trust I (Trust), its affiliated, nonconsolidated trust, for the sole purpose of issuing trust securities and investing the gross proceeds of the sale of the trust securities in debt securities of Laclede Group. All of the Trust securities have a liquidation value of $25 per share and a dividend rate of 7.70%, with all of its common securities being owned by Laclede Group and all of its preferred securities being sold to the public. The Trust’s sole asset is the Company’s $46.4 million aggregate principal amount of 7.70% debentures due December 1, 2032 (Debentures), which have the same economic terms as the Trust securities and are reflected as long-term debt to unconsolidated affiliate trust on the Consolidated Balance Sheets. The Company’s investment in the Trust common securities is included on the Other Investments line on the Consolidated Balance Sheets.
On April 1, 2008, Laclede Group announced the redemption in full of its Debentures on May 5, 2008 (redemption date), which also triggers the redemption of all of the Trust common and preferred securities on the redemption date. Interest on the Debentures and distributions on the Trust securities will cease to accrue on and after the redemption date. Upon redemption, Laclede Group anticipates recognizing a pre-tax loss of approximately $1.3 million attributable to unamortized debt issuance costs. A portion of the proceeds received from the sale of SM&P will be used to fund the redemption.

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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

•	weather conditions and catastrophic events, particularly severe weather in the natural gas producing areas of the country;
•	volatility in gas prices, particularly sudden and sustained spikes in natural gas prices;
•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability; particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from and conservation efforts of customers;
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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates, and in accordance with tariffs, authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s innovative weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are seasonal in nature and are typically concentrated in the November through April period, which generally corresponds with the heating season.

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary SM&P Utility Resources, Inc. (SM&P) to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and is filed as an exhibit to this Form 10-Q. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the Consolidated Statements of Income and its associated assets and liabilities are classified separately in the Consolidated Balance Sheets.

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

Other subsidiaries provide less than 10% of consolidated revenues.

Laclede Group’s strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000 mile natural gas distribution system and related storage facilities. In addition, Laclede Gas is working to continually improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s 2007 rate case resulted in enhancements to the Utility’s weather mitigation rate design that better ensure the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. In conjunction with the settlement of the 2005 rate case, effective October 1, 2005, the Utility retained all pre-tax income from off-system sales and capacity release revenues up to $12 million annually. Pre-tax amounts in excess of $12 million were shared with customers, with the Utility retaining 50% of amounts exceeding that threshold. The Stipulation & Agreement approved by the MoPSC in the Utility’s 2007 rate case increases the portion of pre-tax income from off-system sales and capacity release revenues that is shared with customers. Effective October 1, 2007, the Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Laclede Gas continues to work actively to reduce the impact of higher costs associated with wholesale natural gas prices by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the cost of purchased gas remains high, relative to historical levels. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. The generally higher price levels may continue to affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its other subsidiaries. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions.

Quarter Ended March 31, 2008

Earnings

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	March 31,
(millions, after-tax)	2008	2007

Regulated Gas Distribution	$25.3	$20.7
Non-Regulated Gas Marketing	4.9	3.3
Other	(0.1)	—
Income from Continuing Operations	30.1	24.0
Income (Loss) from Discontinued Operations	21.3	(3.2)
Net Income	$51.4	$20.8

Laclede Group’s consolidated net income was $51.4 million for the quarter ended March 31, 2008, compared with $20.8 million for the quarter ended March 31, 2007. Basic and diluted earnings per share were $2.38 and $2.37, respectively, for the quarter ended March 31, 2008 compared with basic and diluted earnings per share of $0.97 for the quarter ended March 31, 2007. Earnings per share increased compared to last year largely due to the one-time gain realized on the sale of Laclede Group’s wholly-owned subsidiary, SM&P. Earnings results reported by both Laclede Group’s regulated gas distribution segment and its non-regulated gas marketing segment also increased as compared to performance in the quarter ended March 31, 2007.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $30.1 million for the quarter ended March 31, 2008, compared with $24.0 million for the quarter ended March 31, 2007. Basic and diluted earnings per share from continuing operations were $1.39 for the quarter ended March 31, 2008 compared with basic and diluted earnings per share of $1.12 for the quarter ended March 31, 2007. Earnings results reported by both Laclede Group’s regulated gas distribution segment and its non-regulated gas marketing segment increased over the quarter ended March 31, 2007. Variations in income from continuing operations were primarily attributable to the factors described below.

Regulated Gas Distribution net income increased by $4.6 million for the quarter ended March 31, 2008, compared with the quarter ended March 31, 2007. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective August 1, 2007, totaling $11.5 million; and,
•	the recognition of previously unrecognized tax benefits and the reversal of related expenses, totaling $1.1 million.

These factors were partially offset by:

•	lower income from off-system sales and capacity release, totaling $4.2 million, primarily due to a reduction in the Utility’s share of such income (pursuant to the 2007 rate case); and,
•	an increase in the provision for uncollectible accounts, totaling $1.8 million.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $1.6 million compared with the same quarter last year, primarily due to the benefit of a reversal in tax-related expenses during the quarter and higher sales volumes, partially offset by lower margins on sales of natural gas by LER.

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

Regulated operating revenues for the quarter ended March 31, 2008 were $507.1 million, or $13.5 million more than the same quarter last year. Temperatures experienced in the Utility’s service area during the quarter were 10.1% colder than the same quarter last year and 1.0% colder than normal. Total system therms sold and transported were 0.45 billion for the quarter ended March 31, 2008 compared with 0.40 billion for the same quarter last year. Total off-system therms sold and transported were 0.06 billion for the quarter ended March 31, 2008 compared with 0.09 billion for the same quarter last year. The increase in regulated operating revenues was primarily attributable to the following factors:

Millions
Higher system sales volumes, primarily due to colder weather, and other variations	$42.6
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(26.6)
Lower off-system sales volumes	(24.0)
General rate increase, effective August 1, 2007	11.5
Higher prices charged for off-system sales	10.6
Lower Infrastructure System Replacement Surcharge (ISRS) revenues	(0.6)
Total Variation	$13.5

Regulated operating expenses for the quarter ended March 31, 2008 increased $7.0 million from the same quarter last year. Natural and propane gas expense increased $4.0 million, or 1.1%, from last year’s level, primarily attributable to higher system volumes purchased for sendout, partially offset by lower rates charged by our suppliers and lower off-system gas expense. Other operation and maintenance expenses increased $1.9 million, or 4.5%, primarily due to a higher provision for uncollectible accounts, the effect of a gain on the disposal of assets recorded last year, and higher wage rates. These factors were partially offset by decreased maintenance and distribution charges. Taxes, other than income, increased $0.9 million, or 3.2%, primarily due to higher gross receipts taxes (attributable to the increased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $63.5 million primarily due to increased sales volumes and increased per unit gas sales prices charged by LER. The increase in non-regulated gas marketing operating expenses totaling $63.1 million was primarily associated with increased volumes purchased and higher prices charged by suppliers.

Interest Charges

The $1.6 million decrease in interest charges was primarily due to a reduction in interest on long-term debt resulting from the November 2007 maturity of $40 million principal amount of 7 1/2% First Mortgage Bonds and the reversal of tax-related expenses.

Income Taxes

The $2.5 million increase in income taxes was primarily due to higher pre-tax income, partially offset by the recognition of previously unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”

Income (Loss) from Discontinued Operations

Laclede Group closed on the sale of 100% of its interest in SM&P on March 31, 2008. The sale resulted in after-tax earnings of $25.8 million, net of associated costs of disposal, subject to a minor post-closing adjustment, the amount of which is yet to be determined. Income from discontinued operations for the quarter ended March 31, 2008 was $21.3 million, consisting of the net effect of the sale and SM&P’s seasonal operating loss, compared with a loss of $3.2 million for the quarter ended March 31, 2007. Basic and diluted earnings per share from discontinued operations were $0.99 and $0.98, respectively, for the quarter ended March 31, 2008 compared with a basic and diluted loss of $0.15 per share for the same period last year.

Six Months Ended March 31, 2008

Earnings

Overview – Net Income (Loss) by Operating Segment	Six Months Ended
	March 31,
(millions, after-tax)	2008	2007

Regulated Gas Distribution	$41.1	$36.4
Non-Regulated Gas Marketing	10.5	7.1
Other	—	(0.1)
Income from Continuing Operations	51.6	43.4
Income (Loss) from Discontinued Operations	20.7	(3.5)
Net Income	$72.3	$39.9

Laclede Group’s consolidated net income was $72.3 million for the six months ended March 31, 2008, compared with $39.9 million for the six months ended March 31, 2007. Basic and diluted earnings per share were $3.35 and $3.34, respectively, for the six months ended March 31, 2008 compared with basic and diluted earnings per share of $1.86 for the six months ended March 31, 2007. Earnings per share increased compared to last year largely due to the one-time gain realized on the sale of Laclede Group’s wholly-owned subsidiary, SM&P. Earnings results reported by both Laclede Group’s regulated gas distribution segment and its non-regulated gas marketing segment also increased over the six months ended March 31, 2007.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $51.6 million for the six months ended March 31, 2008, compared with $43.4 million for the six months ended March 31, 2007. Basic and diluted earnings per share from continuing operations were $2.39 and $2.38, respectively, for the six months ended March 31, 2008 compared with basic and diluted earnings per share of $2.03 and $2.02, respectively, for the six months ended March 31, 2007. Earnings results reported by both Laclede Group’s regulated gas distribution segment and its non-regulated gas marketing segment increased over the same period last year. Variations in income from continuing operations were primarily attributable to the factors described below.

Regulated Gas Distribution net income increased by $4.7 million for the six months ended March 31, 2008, compared with the six months ended March 31, 2007. The benefit of the general rate increase effective August 1, 2007, totaling $21.6 million, was partially offset by the following factors, quantified on a pre-tax basis:

•	lower income from off-system sales and capacity release, totaling $7.5 million, primarily due to a reduction in the Utility’s share of such income (pursuant to the 2007 rate case);
•	the net effect of lower system gas sales margins, primarily due to an unusually late start to the heating season, and other variations totaling $2.7 million;
•	an increase in the provision for uncollectible accounts, totaling $2.3 million; and,
•	increases in operation and maintenance expenses totaling $1.8 million.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $3.4 million for the six months ended March 31, 2008, compared with the same period last year, primarily due to the reversal of tax-related expenses, increased sales volumes, and higher margins on sales of natural gas by LER.

Regulated Operating Revenues and Operating Expenses

Regulated operating revenues for the six months ended March 31, 2008 were $828.0 million, or $14.1 million less than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2008 were 5.9% colder than the same period last year, but 2.9% warmer than normal. Total system therms sold and transported were 0.72 billion for the six months ended March 31, 2008 compared with 0.68 billion for the same period last year. Total off-system therms sold and transported were 0.11 billion for the six months ended March 31, 2008 compared with 0.15 billion for the same period last year. Increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on net revenues and net income. The decrease in regulated operating revenues was primarily attributable to the following factors:

Millions
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(43.2)
Lower off-system sales volumes	(33.3)
Higher system sales volumes, primarily due to colder weather, and other variations	30.2
General rate increase, effective August 1, 2007	21.6
Higher prices charged for off-system sales	11.7
Lower ISRS revenues	(1.1)
Total Variation	$(14.1)

Regulated operating expenses for the six months ended March 31, 2008 decreased $21.4 million from the same period last year. Natural and propane gas expense decreased $24.7 million, or 4.0%, from last year’s level, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense, partially offset by increased system volumes purchased for sendout. Other operation and maintenance expenses increased $4.1 million, or 5.0%, primarily due to a higher provision for uncollectible accounts, higher injuries and damages expense, the effect of a gain on the disposal of assets recorded last year, increased pension costs, and higher wage rates. These factors were partially offset by lower group insurance charges and other variations. Depreciation and amortization expense increased $0.4 million, or 2.4%, primarily due to additional depreciable property. Taxes, other than income, decreased $1.2 million, or 2.5%, primarily due to decreased gross receipts taxes and lower property taxes.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-regulated gas marketing operating revenues increased $91.9 million primarily due to increased sales volumes and higher per unit gas sales prices charged by LER. The increase in non-regulated gas marketing operating expenses totaling $88.3 million was primarily associated with increased volumes purchased and higher prices charged by suppliers.

Other Income and (Income Deductions) – Net

The $0.7 million decrease in other income and income deductions – net was primarily due to lower income associated with carrying costs applied to under-recoveries of gas costs, reduced income associated with changes in the cash surrender value of life insurance policies, and higher investment losses, partially offset by a reversal of tax-related expenses. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s Purchased Gas Adjustment Clause.

Interest Charges

The $1.4 million decrease in interest charges was primarily due to a reduction in interest on long-term debt resulting from the November 2007 maturity of $40 million principal amount of 7 1/2% First Mortgage Bonds and the reversal of tax-related expenses, partially offset by higher interest on short-term debt. Average short-term interest rates were 4.7% for the six months ended March 31, 2008 compared with 5.3% for the same period last year. Average short-term borrowings were $236.4 million and $190.7 million for the six months ended March 31, 2008 and 2007, respectively.

Income Taxes

The $3.6 million increase in income taxes was primarily due to higher pre-tax income, partially offset by the recognition of previously unrecognized tax benefits recorded pursuant to FIN 48.

Income (Loss) from Discontinued Operations

Income from discontinued operations for the six months ended March 31, 2008 was $20.7 million, consisting of the net effect of the aforementioned sale and SM&P’s operating loss for the period, compared with a loss of $3.5 million for the same period last year. Basic and diluted earnings per share from discontinued operations were $0.96 for the six months ended March 31, 2008 compared with a basic and diluted loss of $0.17 and $0.16 per share, respectively, for the same period last year.

REGULATORY MATTERS

During fiscal 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel to submit their positions regarding the Utility’s filing by February 28, 2008. On February 28, 2008, the Utility and MoPSC Staff filed a Non-unanimous Stipulation & Agreement in which these parties agreed to a recovery of $2.5 million of costs. The Non-unanimous Stipulation & Agreement was opposed by the Office of the Public Counsel, and a hearing in this matter was held before the Commission on March 31, 2008. On April 17, 2008, the Commission issued its Report and Order in which it determined that the $2.5 million of costs recommended by the Utility and MoPSC Staff was reasonable and would be approved. Consistent with the approved amount, the Utility recorded a reduction in its deferral totaling $0.2 million during the quarter ended March 31, 2008.

On November 9, 2007, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.6 million annually. On January 15, 2008, the Commission approved implementation of the surcharge to be effective January 18, 2008. On April 25, 2008, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.9 million annually, pending approval by the Commission.

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remaining $1.7 million of the MoPSC Staff’s proposed disallowance lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

On December 31, 2007, the MoPSC Staff filed a memorandum with the Commission proposing a disallowance of $2.8 million related to the Company’s recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff’s memorandum raised questions regarding whether certain sales and capacity release transactions subject to the Federal Energy Regulatory Commission (FERC)’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company has commenced an internal review of the questions raised by the MoPSC Staff and has notified the FERC Staff that it has taken this action.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our consolidated financial statements:

Allowances for doubtful accounts – Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. The Utility’s provision for uncollectible accounts is dependent on the regulatory treatment provided for such costs. As approved by the MoPSC, the Utility is allowed to defer for future recovery certain costs associated with amendments to the Cold Weather Rule.

Employee benefits and postretirement obligations – Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. For the Utility, the amount of expense recognized and the amounts reflected in other comprehensive income are dependent upon the regulatory treatment provided for such costs, as discussed further below. Certain liabilities related to group medical benefits and workers’ compensation claims, portions of which are self-insured and/or contain “stop-loss” coverage with third-party insurers to limit exposure, are established based on historical trends.

Laclede Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of SFAS No. 71 and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of SFAS No. 71:

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including the costs, cost reductions, and related carrying costs associated with the Utility’s use of natural gas financial instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA Clause also authorizes the Utility to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The PGA Clause also permits the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of financial instruments. Effective October 1, 2007, the PGA Clause also provides for a portion of income from off-system sales and capacity release revenues to be flowed through to customers.

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

The amount of net periodic pension and other postretirement benefit cost recognized in the financial statements related to the Utility’s qualified pension plans and other postretirement benefit plans is based upon allowances, as approved by the MoPSC, which have been established in the rate-making process for the recovery of these costs from customers. The differences between these amounts and actual pension and other postretirement benefit costs incurred for financial reporting purposes are deferred as regulatory assets or regulatory liabilities. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires that changes that affect the funded status of pension and other postretirement benefit plans, but that are not yet required to be recognized as components of pension and other postretirement benefit cost, be reflected in other comprehensive income. For the Utility’s qualified pension plans and other postretirement benefit plans, amounts that would otherwise be reflected in other comprehensive income are deferred with entries to regulatory assets or regulatory liabilities.

For further discussion of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007.

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

FINANCIAL CONDITION

CREDIT RATINGS

As of March 31, 2008, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

Net cash provided by operating activities for the six months ended March 31, 2008 was $130.8 million, compared with $114.0 million for the same period last year. The variation is primarily attributable to improved operating cash flows at LER and a reduction in net cash payments associated with the Utility’s use of natural gas financial instruments. These factors were partially offset by variations associated with the timing of the collections of gas cost under the Utility’s PGA Clause and increased cash paid for income taxes.

Net cash provided by investing activities for the six months ended March 31, 2008 was $55.5 million compared with net cash used in investing activities of $27.8 million for the six months ended March 31, 2007. The variation is primarily attributable to the proceeds from the sale of SM&P recorded this year.

Net cash used in financing activities was $93.5 million for the six months ended March 31, 2008 compared with $101.5 million for the six months ended March 31, 2007. The variation primarily reflects a decrease in net repayments of short-term debt, partially offset by the maturity of long-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements have traditionally been met through the sale of commercial paper supported by lines of credit with banks. Laclede Gas has a line of credit in place of $320 million. During the second quarter, the expiration of this line was extended one year to December 2011 from December 2010. In November 2007, the Utility established a seasonal line of credit of $40 million, which expired in March 2008. The Utility had short-term borrowings aggregating to a maximum of $298.7 million at any one time during the second quarter. Short-term borrowings outstanding at March 31, 2008 were $171.7 million, at a weighted average interest rate of 3.1% per annum. Based on short-term borrowings at March 31, 2008, a change in interest rates of 100 basis points would increase or decrease pre-tax earnings and cash flows by approximately $1.7 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On March 31, 2008, total debt was 56% of total capitalization. For the twelve months ended March 31, 2008, EBITDA was 3.67 times interest expense.

Laclede Gas has on file with the Securities and Exchange Commission (SEC) an effective shelf registration on Form S-3 for issuance of $350 million of securities. The full amount of this shelf registration remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $500 million in first mortgage bonds, unsecured debt, and equity securities. In February 2008, pursuant to this authority, the Utility sold 28 shares of its common stock to Laclede Group for $1.0 million, leaving $494.2 million remaining under this authorization as of the date of this filing. The amount, timing and type of additional financing to be issued will depend on cash requirements and market conditions.

On November 1, 2007, Laclede Gas paid at maturity $40 million principal amount of 7 1/2% First Mortgage Bonds. This maturity was funded through short-term borrowings. At March 31, 2008, Laclede Gas had fixed-rate long-term debt totaling $310 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

On April 1, 2008, Laclede Group announced the redemption in full of its $46.4 million Debentures on May 5, 2008 (redemption date), which also triggers the redemption of all of the Trust common and preferred securities on the redemption date. Interest on the Debentures and distributions on the Trust securities will cease to accrue on and after the redemption date. Upon redemption, Laclede Group anticipates recognizing a pre-tax loss of approximately $1.3 million attributable to unamortized debt issuance costs. A portion of the proceeds received from the sale of SM&P will be used to fund the redemption.

Laclede Group has on file a shelf registration on Form S-3 with the SEC that allows for the issuance of equity securities, other than preferred stock, and debt securities. Of the $500 million of securities originally registered under this Form S-3, $362.4 million remain registered and unissued as of March 31, 2008. The amount, timing and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, expiring in August 2008, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more that 70% of the Company’s total capitalization, giving a 50% debt weighting to the subordinated debt issued to an unconsolidated affiliated trust. This ratio stood at 50% on March 31, 2008. These lines have been used to provide letters of credit on behalf of SM&P, and to provide for seasonal funding needs of the various subsidiaries from time to time. Just prior to the SM&P sale, the letters of credit provided on behalf of SM&P totaled $2.8 million. Such letters have been released and extinguished. There were no borrowings under Laclede Group’s lines during the quarter.

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At March 31, 2008, the maximum guarantees under these leases are $1.7 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2008, the carrying value of the liability recognized for these guarantees was $0.3 million.

SM&P had several operating leases, the aggregate annual cost of which was $8.2 million, consisting primarily of 12-month operating leases, with renewal options, for vehicles used in its business. Laclede Group previously had parental guarantees of certain of those vehicle leases but was released from those guarantees on or before March 31, 2008, concurrent with the sale of SM&P.

Laclede Group had guarantees totaling $50.0 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2008. Since that date, total guarantees issued by Laclede Group on behalf of LER decreased by $1.0 million, bringing the total to $49.0 million in guarantees outstanding at April 23, 2008. No amounts have been recorded for these guarantees in the financial statements.

Utility capital expenditures were $26.4 million for the six months ended March 31, 2008, compared with $26.1 million for the same period last year. Non-utility capital expenditures were $1.3 million for the six months ended March 31, 2008, compared with $1.1 million for the same period last year.

Consolidated capitalization at March 31, 2008, excluding current obligations of preferred stock, consisted of 57.5% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, 5.5% long-term debt to unconsolidated affiliate trust, and 36.9% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2008 and at September 30, 2007, such as Accounts Receivable - Net, Gas Stored Underground, Notes Payable, Accounts Payable, Regulatory Assets and Regulatory Liabilities, and Delayed and Advance Customer Billings. The Consolidated Balance Sheet at March 31, 2007 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of March 31, 2008, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	2013 and thereafter
Principal Payments on Long-Term Debt (a)	$356.4	$—	$—	$25.0	$331.4
Interest Payments on Long-Term Debt (a)	479.4	11.5	46.2	43.7	378.0
Operating Leases (b)	12.0	2.6	7.4	2.0	—
Purchase Obligations – Natural Gas (c)	2,328.6	526.3	1,195.7	497.9	108.7
Purchase Obligations – Other (d)	108.6	10.5	18.7	16.3	63.1
Total (e)	$3,285.0	$550.9	$1,268.0	$584.9	$881.2

(a)
On April 1, 2008, Laclede Group announced that it would redeem its $46.4 million aggregate principal amount of 7.70% debentures held by Laclede Capital Trust I on May 5, 2008. Interest will cease to accrue on or after this date. The table above reflects obligations at March 31, 2008 and has not been adjusted for this announcement. Specifically, the table reflects principal payments of $46.4 million in the Fiscal Years 2013 and thereafter column and interest payments of $1.8 million, $7.1 million, $7.1 million, and $72.3 million in the Remaining Fiscal Year 2008, Fiscal Years 2009-2010, Fiscal Years 2011-2012, and Fiscal Years 2013 and thereafter columns, respectively. For further details, see Note 10, Subsequent Event, of the Notes to the Consolidated Financial Statements.

(b)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2008 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its Purchased Gas Adjustment Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)
The categories of Capital Leases and Other Long-Term liabilities have been excluded from the table above because there are no applicable amounts of contractual obligations under these categories. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $0.6 million during the remainder of fiscal year 2008. Laclede Gas anticipates a $0.2 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2008. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $4.1 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2008. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 4, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas adopted a risk management policy that provides for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. At March 31, 2008, the Utility held 10.6 million MMBtu of futures contracts at an average price of $7.78 per MMBtu. Additionally, approximately 10.4 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through March 2009.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. As part of LER’s risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At March 31, 2008, LER’s unmatched positions are not material to Laclede Group’s financial position or results of operations.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 14 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007. There have been no significant changes relative to environmental matters during the six months ended March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see the “Market Risk” subsection in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 34 of this report.

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

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 14 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2007. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 29 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2008, the Board of Directors of Laclede Gas approved the sale of 28 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $1.0 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of The Laclede Group was held on January 31, 2008. Below are the matters voted upon at the meeting.

The following individuals were elected to the Board of Directors of The Laclede Group:

Director	Votes in Favor	Votes Against
Edward L. Glotzbach	18,104,118	305,818
W. Stephen Maritz	18,102,274	307,662
John P. Stupp, Jr.	18,099,128	310,808

The other matter received the following votes:

Proposal	Votes In Favor	Votes Against	Abstain
Ratify appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2008	18,167,079	154,173	88,684

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	April 23, 2008	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	April 23, 2008	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	Second amendment dated February 8, 2008 to syndicated loan agreement of Laclede Gas Company dated September 10, 2004 and first amended December 23, 2005.

10.2	-	Restricted Stock Unit Award Agreement with Douglas H. Yaeger dated February 14, 2008.

10.3	-	Stock Purchase Agreement between the Company and Stripe Acquisition, Inc. dated February 15, 2008 for the sale of SM&P Utility Resources, Inc.

10.4	-	Supplemental Pension Agreement between Laclede Gas Company and Kenneth J. Neises dated March 7, 2008.

10.5	-
Amended and Restated Storage Service Agreement between Laclede Gas Company and Centerpoint Energy - Mississippi River Transmission Corporation dated March 18, 2008 for Rate Schedule FSS, Contract #3147.

10.6	-
Amended and Restated Transportation Service Agreement between Laclede Gas Company and Centerpoint Energy - Mississippi River Transmission Corporation dated March 18, 2008 for Rate Schedule FTS, Contract #3310.

10.7	-
Amended and Restated Transportation Service Agreement between Laclede Gas Company and Centerpoint Energy - Mississippi River Transmission Corporation dated March 18, 2008 for Rate Schedule FTS, Contract #3311.

10.8	-	First Amendment to Amended and Restated Revolving Credit Agreement between the Company and US Bank, National Association dated March 31, 2008.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.