Form 10-Q
period 2008-12-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2009-01-30
CIK 57183, 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc.	Missouri	74-2976504
1-1822	Laclede Gas Company	Missouri	43-0368139

720 Olive Street
St. Louis, MO 63101
314-342-0500

Indicate by check mark if the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) have been subject to such filing requirements for the past 90 days.

The Laclede Group, Inc.:	Yes	[ X ]	No	[ ]

Laclede Gas Company:	Yes	[ X ]	No	[ ]

is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

The Laclede Group, Inc.:

Large accelerated filer	[ X ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Laclede Gas Company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	January 29, 2009
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	22,135,185
Laclede Gas Company:	Common Stock ($1.00 Par Value)	11,603 *
* 100% owned by The Laclede Group, Inc.

FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

PART I.	FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2008	2007

Operating Revenues:
Regulated Gas Distribution	$358,101	$320,892
Non-Regulated Gas Marketing	315,040	181,798
Other	1,115	1,300
Total Operating Revenues	674,256	503,990
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	254,897	222,841
Other operation expenses	36,301	35,213
Maintenance	6,534	6,235
Depreciation and amortization	9,119	8,713
Taxes, other than income taxes	18,358	16,681
Total Regulated Gas Distribution Operating Expenses	325,209	289,683
Non-Regulated Gas Marketing	291,601	172,872
Other	758	1,258
Total Operating Expenses	617,568	463,813
Operating Income	56,688	40,177
Other Income and (Income Deductions) – Net	739	2,649
Interest Charges:
Interest on long-term debt	6,146	5,126
Interest on long-term debt to unconsolidated affiliate trust	—	69
Other interest charges	2,646	4,163
Total Interest Charges	8,792	9,358
Income from Continuing Operations Before Income Taxes
and Dividends on Laclede Gas Redeemable Preferred Stock	48,635	33,468
Income Tax Expense	17,321	11,922
Dividends on Laclede Gas Redeemable Preferred Stock	8	10
Income from Continuing Operations	31,306	21,536
Loss from Discontinued Operations, Net of Income Tax (Note 2)	—	(633)
Net Income	$31,306	$20,903

Average Number of Common Shares Outstanding:
Basic	21,857	21,554
Diluted	22,013	21,621

Basic Earnings (Loss) Per Share of Common Stock:
Income from Continuing Operations	$1.43	$1.00
Loss from Discontinued Operations	—	(0.03)
Net Income	$1.43	$0.97

Diluted Earnings (Loss) Per Share of Common Stock:
Income from Continuing Operations	$1.42	$1.00
Loss from Discontinued Operations	—	(0.03)
Net Income	$1.42	$0.97

Dividends Declared Per Share of Common Stock	$0.385	$0.375

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2008	2007

Net Income	$31,306	$20,903
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	2,039	144
Reclassification adjustment for gains included in net income	(8,272)	(2,734)
Net unrealized losses on cash flow hedging derivative instruments	(6,233)	(2,590)
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	50	43
Other Comprehensive Loss, Before Tax	(6,183)	(2,547)
Income Tax Benefit Related to Items of Other Comprehensive Loss	(2,380)	(984)
Other Comprehensive Loss, Net of Tax	(3,803)	(1,563)
Comprehensive Income	$27,503	$19,340

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2008	2008	2007

ASSETS
Utility Plant	$1,239,063	$1,229,174	$1,195,431
Less: Accumulated depreciation and amortization	410,662	405,977	395,447
Net Utility Plant	828,401	823,197	799,984

Non-utility property	4,055	3,793	4,093
Other investments	42,995	43,314	45,305
Property and investments of discontinued operations	—	—	41,955
Other Property and Investments	47,050	47,107	91,353

Current Assets:
Cash and cash equivalents	30,080	14,899	66,930
Accounts receivable:
Utility	208,744	98,708	211,568
Non-utility	115,290	102,389	68,630
Other	10,629	10,486	10,872
Allowances for doubtful accounts	(8,479)	(12,624)	(8,644)
Inventories:
Natural gas stored underground at LIFO cost	197,423	206,267	132,059
Propane gas at FIFO cost	19,871	19,911	19,913
Materials, supplies, and merchandise at average cost	5,353	5,301	5,041
Derivative instrument assets	25,381	57,210	15,953
Unamortized purchased gas adjustments	24,149	33,411	8,613
Prepayments and other	11,460	25,950	11,679
Current assets of discontinued operations	—	—	19,799
Total Current Assets	639,901	561,908	562,413

Deferred Charges:
Regulatory assets	354,274	334,755	288,868
Other	6,020	5,688	5,067
Total Deferred Charges	360,294	340,443	293,935
Total Assets	$1,875,646	$1,772,655	$1,747,685

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands, except share amounts)	2008	2008	2007

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,129,166 21,993,473, and 21,761,629 shares issued, respectively)	$22,129	$21,993	$21,762
Paid-in capital	150,166	147,241	137,903
Retained earnings	335,598	312,808	280,438
Accumulated other comprehensive income	633	4,437	294
Total Common Stock Equity	508,526	486,479	440,397
Laclede Gas redeemable preferred stock (less current sinking fund requirements)	467	467	627
Long-term debt to unconsolidated affiliate trust	—	—	46,400
Long-term debt – Laclede Gas	389,196	389,181	309,138
Total Capitalization	898,189	876,127	796,562

Current Liabilities:
Notes payable	263,500	215,900	294,450
Accounts payable	175,285	159,580	141,093
Advance customer billings	16,578	25,548	27,382
Current portion of preferred stock	160	160	160
Wages and compensation accrued	14,063	12,197	13,262
Dividends payable	8,674	8,400	8,247
Customer deposits	13,772	14,020	15,128
Interest accrued	6,825	10,094	6,371
Taxes accrued	37,557	11,387	18,935
Deferred income taxes current	7,624	11,669	1,525
Other	16,680	10,249	6,077
Current liabilities of discontinued operations	—	—	19,582
Total Current Liabilities	560,718	479,204	552,212

Deferred Credits and Other Liabilities:
Deferred income taxes	216,234	222,761	231,115
Unamortized investment tax credits	3,918	3,973	4,143
Pension and postretirement benefit costs	103,507	98,513	67,648
Asset retirement obligations	27,236	26,833	26,517
Regulatory liabilities	42,639	42,191	39,687
Other	23,205	23,053	26,428
Deferred credits and other liabilities of discontinued operations	—	—	3,373
Total Deferred Credits and Other Liabilities	416,739	417,324	398,911
Total Capitalization and Liabilities	$1,875,646	$1,772,655	$1,747,685

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2008	2007

Operating Activities:
Net Income	$31,306	$20,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	9,193	9,672
Deferred income taxes and investment tax credits	(11,566)	1,884
Other – net	2,113	630
Changes in assets and liabilities:
Accounts receivable – net	(127,225)	(133,573)
Unamortized purchased gas adjustments	9,262	4,200
Deferred purchased gas costs	(14,832)	1,943
Accounts payable	17,473	41,984
Advance customer billings - net	(8,970)	1,942
Taxes accrued	26,170	(1,987)
Natural gas stored underground	8,844	6,197
Other assets and liabilities	41,002	38,486
Net cash used in operating activities	(17,230)	(7,719)

Investing Activities:
Capital expenditures	(14,332)	(13,369)
Other investments	(837)	(1,194)
Net cash used in investing activities	(15,169)	(14,563)

Financing Activities:
Maturity of First Mortgage Bonds	—	(40,000)
Issuance of short-term debt – net	47,600	83,050
Changes in book overdrafts	6,115	—
Issuance of common stock	2,245	1,305
Dividends paid	(8,240)	(7,897)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(675)	—
Excess tax benefits from stock-based compensation	650	8
Other	(115)	—
Net cash provided by financing activities	47,580	36,466

Net Increase in Cash and Cash Equivalents	15,181	14,184
Cash and Cash Equivalents at Beginning of Period	14,899	52,746
Cash and Cash Equivalents at End of Period	$30,080	$66,930

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$11,961	$15,226
Income taxes	(503)	5,931

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2008 Form 10-K.
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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2008 and 2007, for the Utility, were $69.0 million and $50.7 million, respectively. The amount of accrued unbilled revenue at September 30, 2008 was $13.5 million.
CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value. Outstanding checks on the Company’s controlled disbursement bank accounts in excess of funds on deposit create book overdrafts (which are funded at the time checks are presented for payment) and are classified as Other Current Liabilities on the Consolidated Balance Sheets. Changes in book overdrafts between periods are reflected as Financing Activities in the Statements of Consolidated Cash Flows.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended December 31, 2008 and 2007 were $14.8 million, and $13.0 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, Other Than Income Taxes line.
STOCK-BASED COMPENSATION - Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008 for descriptions of these plans.

Restricted Stock Awards

During the quarter ended December 31, 2008, the Company awarded 89,850 performance-contingent restricted shares and share units to executive officers at a weighted average grant fair value of $47.17 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units were awarded on November 5, 2008 and have a performance period ending September 30, 2011, during which participants are entitled to receive full dividends and voting rights on the target level, or 59,900 shares. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors may reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.
On November 2, 2008, 43,000 shares of performance-contingent restricted stock, awarded on November 2, 2005, vested. On that date, the Company withheld 12,615 of these vested shares at an average price of $53.48 per share pursuant to elections by employees to satisfy tax withholding obligations.

Performance-contingent restricted stock and performance-contingent restricted stock unit activity for the quarter ended December 31, 2008 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2008	179,100	$31.40

Granted	89,850	$47.17
Vested	(43,000)	$30.46
Forfeited	—	$—

Nonvested at December 31, 2008	225,950	$37.85

During the quarter ended December 31, 2008, the Company awarded 27,100 shares of time-vested restricted stock to executives and key employees at a weighted average grant date fair value of $50.89 per share. These shares were awarded on November 5, 2008 and vest November 5, 2011. In the interim, participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for quarter ended December 31, 2008 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2008	56,850	$32.36

Granted	27,100	$50.89
Vested	—	$—
Forfeited	(800)	$42.57

Nonvested at December 31, 2008	83,150	$38.30

Stock Option Awards

Stock option activity for the quarter ended December 31, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2008	415,850	$30.84

Granted	—	$—
Exercised	(43,625)	$31.31
Forfeited	(1,500)	$33.45
Expired	—	$—

Outstanding at December 31, 2008	370,725	$30.78	6.1	$5,955

Fully Vested and Expected to Vest at December 31, 2008	365,553	$30.74	6.1	$5,887

Exercisable at December 31, 2008	296,850	$30.07	5.8	$4,978

The closing price of the Company’s common stock was $46.84 at December 31, 2008.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements for the quarters ended December 31, 2008 and 2007 are presented below:

	Three Months Ended
	December 31,
(Thousands)	2008	2007

Total compensation cost	$842	$656
Compensation cost capitalized	(180)	(135)
Compensation cost recognized in net income	662	521
Income tax benefit recognized in net income	(256)	(201)
Compensation cost recognized in net income, net of income tax	$406	$320

As of December 31, 2008, there was $7.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years.
NEW ACCOUNTING STANDARDS – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company partially adopted SFAS No. 157 on October 1, 2008 and elected the one-year deferral allowed by FASB Staff Position (FSP) No. FAS 157-2, which permits delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS No. 157 had no impact on the Company’s financial position or results of operations. For disclosures required pursuant to SFAS No. 157, see Note 6, Fair Value Measurements. The Company will adopt SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities (primarily asset retirement obligations) as of the beginning of fiscal year 2010 and does not anticipate that such adoption will have a material impact on the Company’s financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Laclede Group adopted the recognition and disclosure provisions of this Statement effective September 30, 2007. The Statement also requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. In conjunction with adoption of this provision of SFAS No. 158, the Company will be required to change its valuation date for its pension and other postretirement plans from June 30 to September 30. The Company will adopt this provision on September 30, 2009. Adoption will require certain adjustments to retained earnings and other comprehensive income, the total amounts of which will not be known until the September 30, 2009 actuarial valuation of the plans is complete. However, the majority of these adjustments, attributable to the Company’s qualified pension plans and other postretirement benefit plans, are expected to be deferred with entries to regulatory assets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Upon adoption of SFAS No. 159, entities are permitted to choose, at specified election dates, to measure eligible items at fair value (fair value option). Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. The decision about whether to elect the fair value option is applied instrument by instrument with few exceptions. The decision is also irrevocable (unless a new election date occurs) and must be applied to entire instruments and not to portions of instruments. SFAS No. 159 requires that cash flows related to items measured at fair value be classified in the statement of cash flows according to their nature and purpose as required by SFAS No. 95, “Statement of Cash Flows” (as amended). The Company adopted SFAS No. 159 on October 1, 2008. The Company did not elect the fair value option for any instruments not currently reported at fair value. Therefore, the adoption of this Statement had no effect on the Company’s financial position or results of operations.
In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” This Issue addresses how an entity should recognize the tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The Task Force reached a consensus that such tax benefits should be recognized as an increase in additional paid-in capital. This EITF Issue also addresses how the accounting for these tax benefits is affected if an entity’s estimate of forfeitures changes in subsequent periods. With the adoption of this EITF issue on October 1, 2008, the Company now records these income tax benefits as increases to additional paid-in capital. Previously, the Company recorded these income tax benefits as reductions to income tax expense. Adoption of this EITF issue did not have a material effect on the Company’s financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for the Company’s interim and annual financial statements beginning in the second quarter of fiscal year 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of this Statement.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. The Company adopted this Statement effective November 15, 2008. The adoption of SFAS No. 162 did not have any effect on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described by SFAS No. 128, “Earnings per Share.” The guidance in this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for Laclede Group as of the beginning of fiscal year 2010. The FSP requires that the guidance be applied retrospectively to all prior-period EPS data presented. The Company is currently assessing the potential impact of this FSP on its EPS calculations.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosure of information regarding investment policies and strategies, the categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The Company will be required to provide the additional disclosures with its annual financial statements for fiscal year 2010. The Company is currently evaluating the provisions of this FSP.

2.	DISCONTINUED OPERATIONS

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary, SM&P Utility Resources, Inc. (SM&P), to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that previously comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. For information concerning Laclede Group’s obligations under these provisions, see Note 9, Commitments and Contingencies.
In accordance with generally accepted accounting principles, the operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Loss from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. For the quarter ended December 31, 2007, discontinued operations includes pre-tax interest expense of $0.8 million. Discontinued operations does not include general corporate overhead expense. Loss from Discontinued Operations reported in the Statements of Consolidated Income consists of the following:

	Three Months Ended
	December 31,
(Thousands)	2008	2007

Operating revenues	$—	$37,362

Loss from operations	—	(954)
Gain on disposal	—	—
Pre-tax loss	—	(954)
Income tax benefit	—	(321)
Loss from Discontinued Operations	$—	$(633)

The assets and liabilities of SM&P have been segregated from continuing operations and have been reported as assets or liabilities of discontinued operations on the Consolidated Balance Sheets. Assets and liabilities of SM&P reported in the Consolidated Balance Sheets as discontinued operations consist of the following:

Dec. 31,
(Thousands)	2007

Assets
Property and Investments:
Goodwill	$33,595
Property, plant, and equipment – net	6,561
Other investments	1,799
Total Property and Investments	41,955
Current Assets:
Accounts receivable – net	18,133
Other	1,666
Total Current Assets	19,799
Total Assets	$61,754

Liabilities
Current Liabilities:
Accounts payable	$4,489
Wages and compensation accrued	4,528
Other	10,565
Total Current Liabilities	19,582
Deferred credits and other liabilities	3,373
Total Liabilities	$22,955

3.	EARNINGS PER SHARE

SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options and time-vested restricted stock are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. For the quarter ended December 31, 2008, no shares attributable to antidilutive outstanding stock options were excluded from the calculation of diluted earnings per share. For the quarter ended December 31, 2007, 105,500 shares attributable to antidilutive outstanding stock options were excluded from the calculation of diluted earnings per share. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. For quarters ended December 31, 2008 and 2007, 193,050 and 191,100 shares and share units, respectively, of nonvested performance-contingent restricted stock were excluded from the calculation of diluted earnings per share.

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2008	2007

Basic EPS:
Income from Continuing Operations	$31,306	$21,536

Weighted Average Shares Outstanding	21,857	21,554
Earnings Per Share of Common Stock from
Continuing Operations	$1.43	$1.00

Diluted EPS:
Income from Continuing Operations	$31,306	$21,536

Weighted Average Shares Outstanding	21,857	21,554
Dilutive Effect of Stock Options
and Restricted Stock	156	67
Weighted Average Diluted Shares	22,013	21,621

Earnings Per Share of Common Stock from
Continuing Operations	$1.42	$1.00

4.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees. Benefits are based on years of service and the participant’s compensation during the highest three years of the last ten years of employment. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.
Pension costs for both the quarters ending December 31, 2008 and 2007 were $1.5 million, including amounts charged to construction.

The net periodic pension costs include the following components:

	Three Months Ended
	December 31,
(Thousands)	2008	2007

Service cost – benefits earned
during the period	$3,485	$3,242
Interest cost on projected
benefit obligation	5,268	4,670
Expected return on plan assets	(5,235)	(5,162)
Amortization of prior service cost	259	272
Amortization of actuarial loss	774	791
Sub-total	4,551	3,813
Regulatory adjustment	(3,002)	(2,280)
Net pension cost	$1,549	$1,533

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the three months ended December 31, 2008 and December 31, 2007.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.8 million annually effective August 1, 2007. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended December 31, 2008 and 2007 were $1.9 million, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended
	December 31,
(Thousands)	2008	2007

Service cost – benefits earned
during the period	$1,283	$1,140
Interest cost on accumulated
postretirement benefit obligation	1,170	977
Expected return on plan assets	(594)	(510)
Amortization of transition obligation	34	34
Amortization of prior service cost	(582)	(582)
Amortization of actuarial loss	877	746
Sub-total	2,188	1,805
Regulatory adjustment	(278)	105
Net postretirement benefit cost	$1,910	$1,910

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

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into fixed-price commitments associated with the purchase or sale of natural gas. LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2008, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations.
Settled and open exchange-traded futures positions were as follows at December 31, 2008:

	Position Month	MMBtu (millions)	Average Price per MMBtu
Settled short positions	January 2009	1.49	$6.75
Settled long positions	January 2009	0.51	6.85

Open short futures positions	February 2009	0.31	9.74
	March 2009	0.27	9.69
	April 2009	1.04	8.22
	May 2009	0.02	8.11
	June 2009	0.39	6.62
	August 2009	0.31	7.64
	November 2009	0.10	8.80
	December 2009	0.44	7.71
	January 2010	0.15	8.83
	February 2010	0.15	8.83
	March 2010	0.10	8.80

Open long futures positions	February 2009	0.52	7.86
	March 2009	0.19	8.63
	April 2009	0.41	9.22
	May 2009	0.11	10.00

The above futures contracts are derivative instruments, and management has designated these items as cash flow hedges of forecasted transactions. The fair values of the instruments are recognized on the Consolidated Balance Sheets. The change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income. Accumulated Other Comprehensive Income is a component of Total Common Stock Equity. These amounts will reduce or be charged to Non-Regulated Gas Marketing Operating Revenues or Expenses in the Statements of Consolidated Income as the hedged transactions occur. Based on market prices at December 31, 2008, it is expected that approximately $3.3 million of pre-tax unrealized gains will be reclassified into the Consolidated Statement of Income during the next twelve months. The ineffective portions of these hedge instruments are charged or credited to Non-Regulated Gas Marketing Operating Revenues or Expenses. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $2.2 million for the quarter ended December 31, 2008 and $0.3 million for the quarter ended December 31, 2007. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

6.	FAIR VALUE MEASUREMENTS

As discussed in the New Accounting Standards section of Note 1, effective October 1, 2008, the Company partially adopted the provisions of SFAS No. 157. This Statement establishes a three-level hierarchy for fair value measurements that prioritizes the inputs used to measure fair value. Assessment of the significance of a particular input to the fair value measurements may require judgment and may affect the valuation of the asset or liability and its placement within the fair value hierarchy.
The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

	As of December 31, 2008
(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$8,918	$8,918	$—	$—
Derivative instruments	25,381	24,997	384	—
Total	$34,299	$33,915	$384	$—

Liabilities
Derivative instruments	$7	$—	$7	$—

Marketable securities included in Level 1 are mutual funds valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange. Derivative instruments included in Level 2 are non-exchange traded derivatives and are valued using broker or dealer quotation services or by using observable market inputs. Marketable securities are included in the Other investments line of the Consolidated Balance Sheets. Liabilities for derivative instruments are included in the Other line of the Current Liabilities section of the Consolidated Balance Sheets.

7.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended
	December 31,
(Thousands)	2008	2007

Interest income	$1,139	$1,772
Other income	411	537
Other income deductions	(811)	340
Other Income and (Income Deductions) – Net	$739	$2,649

The decrease in Other Income and (Income Deductions) – Net for the quarter ended December 31, 2008, compared with the quarter ended December 31, 2007, was primarily due to higher investment losses and lower interest income.

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

		Non-
	Regulated	Regulated		Unallocated
	Gas	Gas		&
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
December 31, 2008
Revenues from external
customers	$356,623	$305,133	$855	$—	$662,611
Intersegment revenues	1,478	9,907	260	—	11,645
Total Operating Revenues	358,101	315,040	1,115	—	674,256
Income from continuing
operations	16,148	14,701	457	—	31,306
Total assets of continuing
operations	1,712,374	195,707	114,492	(146,927)	1,875,646

Three Months Ended
December 31, 2007
Revenues from external
customers	$319,674	$178,660	$1,040	$—	$499,374
Intersegment revenues	1,218	3,138	260	—	4,616
Total Operating Revenues	320,892	181,798	1,300	—	503,990
Income (Loss) from continuing
operations	15,747	5,654	229	(94)	21,536
Total assets of continuing
operations	1,529,861	123,363	97,021	(64,314)	1,685,931

9.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2008 are estimated at approximately $2.1 billion. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At December 31, 2008, the maximum guarantees under these leases are $1.8 million. As of December 31, 2008, the Utility believes that it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2008, the carrying value of the liability recognized for these guarantees was $0.3 million.
Laclede Group had guarantees totaling $72 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2008. No amounts have been recorded for these guarantees in the financial statements. As of December 31, 2008, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

Contingencies and Indemnifications

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. See Note 15 to the Consolidated Financial Statements included in the Company’s Fiscal Year 2008 Form 10-K for information relative to environmental matters generally. There have been no significant changes relative to environmental matters in the first quarter of 2009.
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remaining $1.7 million of the MoPSC Staff’s proposed disallowance lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC.
On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information which the Company provided on August 22, 2008 and September 2, 2008.
On December 31, 2008, the MoPSC Staff proposed a disallowance of $1.5 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2007. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

As reported in Note 2, Discontinued Operations, during the quarter ended March 31, 2008, the Company sold 100% of its interest in its wholly-owned subsidiary SM&P. The sales agreement (Agreement) includes representations and warranties customary for such transactions, including, among others, representations and warranties of the parties as to brokers’ fees; of SM&P as to its financial status, contracts, title to and condition of personal and real property, taxes, legal compliance, environmental matters, employee benefits, and intellectual property. The Agreement also includes customary indemnification provisions under which Laclede’s aggregate indemnification obligations are limited to a maximum of $7.0 million for most claims. Obligations subject to this maximum apply only in the event claims exceed a stated deductible, both individually and in the aggregate. However, this maximum limitation and deductible do not apply to obligations associated with taxes, employee benefits, title to personal property, and certain other fundamental representations and warranties. A maximum potential future payment amount cannot be estimated for these obligations. The terms of the indemnifications in the Agreement are generally dependent upon the statute of limitations applicable to the particular representations and warranties made by the Company, although certain representations and warranties have an indefinite life under the Agreement. As of December 31, 2008, the carrying amount of the liability recognized for these indemnification obligations was $0.2 million, based on the Company’s assessment of risk, which is believed to be low.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

•	weather conditions and catastrophic events, particularly severe weather in the natural gas producing areas of the country;
•	volatility in gas prices, particularly sudden and sustained changes in natural gas prices, including the related impact on margin deposits associated with the use of natural gas financial instruments;
•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability; particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
•
capital and energy commodity market conditions, including the ability to obtain funds with reasonable terms for necessary capital expenditures and general operations and the terms and conditions imposed for obtaining sufficient gas supply;

•	discovery of material weakness in internal controls; and
•	employee workforce issues.

Readers are urged to consider the risks, uncertainties, and other factors that could affect our business as described in this report. All forward-looking statements made in this report rely upon the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. We do not, by including this statement, assume any obligation to review or revise any particular forward-looking statement in light of future events.

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

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary SM&P Utility Resources, Inc. (SM&P) to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that formerly comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the Consolidated Statements of Income and its associated assets and liabilities are classified separately in the Consolidated Balance Sheets.

Laclede Energy Resources, Inc. (LER) is engaged in the marketing of natural gas and related activities on a non-regulated basis. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. As such, LER’s operations and customer base are subject to fluctuations in market conditions.

Other subsidiaries provide less than 10% of consolidated revenues.

Laclede Group’s strategy continues to include efforts to stabilize and improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000 mile natural gas distribution system and related storage facilities. With regard to the storage facilities owned by Laclede Gas, management is currently undertaking an evaluation of the Utility’s natural gas storage field, which was developed more than 50 years ago, to assess the field’s current and future capabilities. In addition, Laclede Gas is working continually to improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s 2007 rate case resulted in enhancements to the Utility’s weather mitigation rate design that better ensure the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. Effective October 1, 2007, the Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Laclede Gas continues to work actively to reduce the impact of higher costs associated with wholesale natural gas prices by strategically structuring its natural gas supply portfolio and through the use of financial instruments. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of financial instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. High natural gas prices and other economic conditions may affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

Laclede Group continues to develop its other subsidiaries. LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER is working to assemble the team, technology, and resources necessary to expand its geographic service area and the range of services that it now provides. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions.

Quarter Ended December 31, 2008

Earnings

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	December 31,
(Millions, after-tax)	2008	2007

Regulated Gas Distribution	$16.1	$15.8
Non-Regulated Gas Marketing	14.7	5.6
Other	0.5	0.1
Income from Continuing Operations	31.3	21.5
Loss from Discontinued Operations	—	(0.6)
Net Income	$31.3	$20.9

Laclede Group’s consolidated net income was $31.3 million for the quarter ended December 31, 2008, compared with $20.9 million for the quarter ended December 31, 2007. Basic and diluted earnings per share for the quarter ended December 31, 2008 were $1.43 and $1.42, respectively, compared with basic and diluted earnings per share of $0.97 reported for the same quarter last year. Results for the quarter ended December 31, 2007 included the effect of SM&P’s seasonal operating loss, reported as discontinued operations this year as a result of the sale of SM&P on March 31, 2008. Consolidated earnings per share increased compared to last year primarily due to strong performance reported by Laclede Group’s Non-Regulated Gas Marketing segment.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $31.3 million for the quarter ended December 31, 2008, compared with $21.5 million for the quarter ended December 31, 2007. Basic and diluted earnings per share from continuing operations were $1.43 and $1.42, respectively, for the quarter ended December 31, 2008, compared with basic and diluted earnings per share of $1.00 for the quarter ended December 31, 2007. Earnings results reported by both Laclede Group’s Non-Regulated Gas Marketing segment and its Regulated Gas Distribution segment increased over the quarter ended December 31, 2007. Variations in income from continuing operations were primarily attributable to the factors described below.

Regulated Gas Distribution net income increased by $0.3 million for the quarter ended December 31, 2008, compared with the quarter ended December 31, 2007. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the effect of higher system gas sales volumes, primarily due to colder weather, and other variations totaling $2.7 million; and,
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $0.9 million.

These factors were partially offset by:

•	an increase in investment losses totaling $1.6 million; and,
•	increases in operation and maintenance expenses totaling $1.4 million;

The Non-Regulated Gas Marketing segment reported an increase in earnings of $9.1 million compared with the same period last year. This increase was primarily due to LER’s increased sales volumes attributable to the contracting for additional pipeline capacity and higher margins on sales of natural gas due to depressed supply pricing in the Midwest from increased shale supply production.

Regulated Gas Distribution Operating Revenues

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

Regulated Gas Distribution Operating Revenues for the quarter ended December 31, 2008 were $358.1 million, or $37.2 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 12.6% colder than the same quarter last year and 4.6% colder than normal. Total system therms sold and transported were 0.31 billion for the quarter ended December 31, 2008 compared with 0.27 billion for the same period last year. Total off-system therms sold and transported were 0.04 billion for the quarter ended December 31, 2008 compared with 0.05 billion for the same period last year. The increase in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$37.9
Higher wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	8.3
Lower off-system sales volumes	(7.8)
Lower prices charged for off-system sales	(2.1)
Higher ISRS revenues	0.9
Total Variation	$37.2

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended December 31, 2008 increased $35.5 million from the same quarter last year. Natural and propane gas expense increased $32.1 million, or 14.4%, from last year’s level, primarily attributable to increased system volumes purchased for sendout and higher rates charged by our suppliers, partially offset by lower off-system gas expense. Other operation and maintenance expenses increased $1.4 million, or 3.3%, primarily due to higher wage rates, increased charges for outside services, and increased group insurance charges, partially offset by a decrease in injuries and damages expense. Taxes, other than income taxes, increased $1.7 million, or 10.1%, primarily due to increased gross receipts taxes (attributable to the increased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues increased $133.2 million primarily due to 86% higher sales volumes, partially offset by decreased per unit gas sales prices by LER. The increase in Non-Regulated Gas Marketing Operating Expenses totaling $118.7 million was primarily associated with increased volumes purchased, partially offset by lower prices charged by suppliers.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net decreased $1.9 million primarily due to higher investment losses and lower interest income.

Interest Charges

The $0.6 million decrease in interest charges was primarily due to lower interest on short-term debt, partially offset by an increase in interest on long-term debt, primarily attributable to the issuance of $80.0 million First Mortgage Bonds on September 23, 2008. Average short-term interest rates were 3.0% for the quarter ended December 31, 2008 compared with 5.1% for the quarter ended December 31, 2007. Average short-term borrowings were $262.6 million for the quarter ended December 31, 2008 compared with $255.2 million for the quarter ended December 31, 2007.

Income Taxes

The $5.4 million increase in income taxes was primarily due to higher pre-tax income.

Loss from Discontinued Operations

Laclede Group closed on the sale of 100% of its interest in SM&P on March 31, 2008. Loss from Discontinued Operations for the quarter ended December 31, 2007 was $0.6 million, attributable to SM&P’s seasonal operating loss. Basic and diluted loss per share from discontinued operations for the quarter ended December 31, 2007 was $0.03.

REGULATORY MATTERS

During fiscal 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel (Public Counsel) to submit their positions regarding the Utility’s filing by February 28, 2008. On February 28, 2008, the Utility and the MoPSC Staff filed a Non-Unanimous Stipulation & Agreement in which these parties agreed to a recovery of $2.5 million of costs. The Non-Unanimous Stipulation & Agreement was opposed by Public Counsel, and a hearing in this matter was held before the Commission on March 31, 2008. On April 17, 2008, the Commission issued its Report and Order approving the $2.5 million cost recovery recommended by the Utility and the MoPSC Staff. Consistent with the approved amount, the Utility recorded a reduction in its deferral totaling $0.2 million during the quarter ended March 31, 2008. On May 29, 2008, Public Counsel appealed the MoPSC’s April 17 Order to the Cole County, Missouri Circuit Court. On January 6, 2009, the Court issued its judgment affirming the Commission’s order approving the Cold Weather Rule compliance cost amount that the Utility and Staff had recommended over Public Counsel’s objection.

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. Laclede Gas believes that the remaining $1.7 million of the MoPSC Staff’s proposed disallowance lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC.

On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2006. Laclede Gas believes that the MoPSC Staff’s position lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC. In addition, the MoPSC’s Staff raised questions regarding whether certain sales and capacity release transactions, subject to the Federal Energy Regulatory Commission (FERC)’s oversight, were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information, which the Company provided on August 22, 2008 and September 2, 2008.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. The MoPSC suspended the tariff on August 5, 2008 and established a procedural schedule to consider the Utility’s filing. As a result, the Cold Weather Rule portion of the filing is now moot. A formal hearing pertaining to the bad debt portion of the filing was held on January 5, 2009. The matter is currently pending before the MoPSC.

On November 21, 2008, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.9 million annually. The filing is pending Commission approval.

On December 31, 2008, the MoPSC Staff proposed a disallowance of $1.5 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2007. Laclede Gas believes that the MoPSC Staff’s position lacks merit and intends to vigorously oppose the adjustment in proceedings before the MoPSC.

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

Employee Benefits and Postretirement Obligations – Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions provided by Management related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. For the Utility, the amount of expense recognized and the amounts reflected in other comprehensive income are dependent upon the regulatory treatment provided for such costs, as discussed further below. Certain liabilities related to group medical benefits and workers’ compensation claims, portions of which are self-insured and/or contain “stop-loss” coverage with third-party insurers to limit exposure, are established based on historical trends.

Regulated Operations – Laclede Gas accounts for its regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This Statement sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of SFAS No. 71 require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of SFAS No. 71 and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of SFAS No. 71:

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

The Company records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or regulatory liability accounts for regulated companies, and will be reflected as income or loss for non-regulated companies. Pursuant to the direction of the MoPSC, Laclede Gas’ provision for income tax expense for financial reporting purposes reflects an open-ended method of tax depreciation. Laclede Gas’ provision for income tax expense also records the income tax effect associated with the difference between overheads capitalized to construction for financial reporting purposes and those recognized for tax purposes without recording an offsetting deferred income tax expense. These two methods are consistent with the regulatory treatment prescribed by the MoPSC.

Asset retirement obligations are recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” Asset retirement obligations are calculated using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations. These assumptions require the use of judgment and estimates and may change in future periods as circumstances dictate. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation does not exist as defined by SFAS No. 143 and FIN 47. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable under SFAS No. 143 and FIN 47 is a timing difference between the recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, consistent with SFAS No. 71, these differences are deferred as regulatory liabilities.

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

For further discussion of significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

ACCOUNTING PRONOUNCEMENTS

The Company has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Company’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION

CREDIT RATINGS

As of December 31, 2008, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Issuer Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A3	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

The Company has investment grade ratings, and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

CASH FLOWS

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Utility’s use of natural gas financial instruments), variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash used in operating activities for the three months ended December 31, 2008 was $17.2 million, compared with $7.7 million for the same period last year. The difference is primarily attributable to variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, including the effects of this year’s increase in net cash payments for margin deposits associated with the Utility’s use of natural gas financial instruments.

Net cash used in investing activities for the three months ended December 31, 2008 was $15.2 million compared with $14.6 million for the three months ended December 31, 2007. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $47.6 million for the three months ended December 31, 2008 compared with $36.5 million for the three months ended December 31, 2007. The increase primarily reflects the effect of the maturity of long-term debt last year, partially offset by the reduced issuance of short-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. In November 2008, the Utility established a seasonal line of credit of $75 million, which expires in March 2009.  Including both lines of credit, the largest portion provided by a single bank is 26.8%. During the quarter ending December 31, 2008, Laclede Gas utilized both its line of credit and commercial paper for short-term funding.  Commercial paper outstanding at December 31, 2008 was $73.5 million, while outstanding bank line advances were $190.0 million. The weighted average interest rate on these short-term borrowings was 1.8% per annum at December 31, 2008. Based on total short-term borrowings at December 31, 2008, a change in interest rate of 100 basis points would increase or decrease pre-tax earnings and cash flows of Laclede Group by approximately $2.6 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. In addition, Laclede Gas had borrowings from Laclede Group totaling $52.6 million at December 31, 2008. The Utility had short-term borrowings (including borrowings from Laclede Group) aggregating to a maximum of $386.4 million at any one time during the quarter. Excluding borrowings from Laclede Group, the Utility’s maximum borrowings for the quarter were $309.9 million.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On December 31, 2008, total debt was 63% of total capitalization. For the twelve months ended December 31, 2008, EBITDA was 3.97 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, $40 million of which expires in August 2009 and $10 million of which expires in October 2009, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 56% on December 31, 2008. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the quarter.

Long-term Debt

At December 31, 2008, Laclede Gas had fixed-rate long-term debt totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Equity and Shelf Registrations

Laclede Gas has on file with the Securities and Exchange Commission (SEC) an effective shelf registration on Form S-3 for issuance of $350 million of First Mortgage Bonds, unsecured debt, and preferred stock, of which $270 million remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities, of which $371.5 million remained available under this authorization as of December 31, 2008. During the quarter ending December 31, 2008, pursuant to this authority, the Utility sold 1,187 shares of its common stock to Laclede Group for $40.9 million.  The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.

Laclede Group has on file an automatic shelf registration on Form S-3 with the SEC that allows for the issuance of equity securities and debt securities. No securities have been issued under this registration statement, which expires November 26, 2011. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions. In addition, Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. At December 31, 2008, 399,868 shares remain available for issuance under this Form S-3.

At December 31, 2008, Laclede Gas had outstanding preferred stock totaling $0.6 million, including current maturities. On January 15, 2009, the Board of Directors of Laclede Gas approved the final redemption of all of its outstanding 5% Series B and 4.56% Series C preferred stock on March 31, 2009. The redemption price shall be its par value of $25 per share, in addition to the dividend payable on March 31, 2009.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2014. At December 31, 2008, the maximum guarantees under these leases were $1.8 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2008, the carrying value of the liability recognized for these guarantees was $0.3 million.

Laclede Group had guarantees totaling $72 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2008. No amounts have been recorded for these guarantees in the financial statements.

Other

Utility capital expenditures were $14.0 million for the three months ended December 31, 2008, compared with $13.0 million for the same period last year. Non-utility capital expenditures were $0.3 million for the three months ended December 31, 2008, compared with $0.4 million for the three months ended December 31, 2007.

Consolidated capitalization at December 31, 2008, excluding current obligations of preferred stock, consisted of 56.6% Laclede Group common stock equity, 0.1% Laclede Gas preferred stock equity, and 43.3% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2008 and at September 30, 2008, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance customer billings. The Consolidated Balance Sheet at December 31, 2007 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of December 31, 2008, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	2014 and thereafter
Principal Payments on Long-Term Debt	$390.0	$—	$25.0	$25.0	$340.0
Interest Payments on Long-Term Debt	524.2	14.7	48.4	45.1	416.0
Operating Leases (a)	16.4	3.9	7.7	3.4	1.4
Purchase Obligations – Natural Gas (b)	2,118.6	640.1	931.1	503.3	44.1
Purchase Obligations – Other (c)	111.6	13.7	25.4	17.5	55.0
Total (d)	$3,160.8	$672.4	$1,037.6	$594.3	$856.5

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2008 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term liabilities have been excluded from the table above because there are no applicable amounts of contractual obligations under these categories. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $2.0 million during the remainder of fiscal year 2009. Laclede Gas anticipates a $1.1 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2009. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $10.0 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2009. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 4, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas has a risk management policy that allows for the purchase of natural gas financial instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas financial instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these financial instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause. At December 31, 2008, the Utility held 35.7 million MMBtu of futures contracts at an average price of $8.78 per MMBtu. Additionally, 10.1 million MMBtu of other price risk mitigation was in place through the use of option-based strategies. These positions have various expiration dates, the longest of which extends through October 2011.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. As part of LER’s risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of exchange-traded futures contracts to lock in margins. At December 31, 2008, LER’s unmatched positions are not material to Laclede Group’s financial position or results of operations. For details related to LER’s exchange-traded futures contracts at December 31, 2008, see Note 5 to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 15 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008. There have been no significant changes relative to environmental matters in the first quarter of fiscal year 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 31 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 15 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 25 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2008 and December 18, 2008, the Board of Directors of Laclede Gas approved the sale of 1,161 shares and 26 shares, respectively, of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $40.0 million and $0.9 million, respectively, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

During the quarter ended December 31, 2008, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based restricted stock on November 2, 2008. The following table provides information on those repurchases.

Period	Total No. of Shares Purchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
October 1, 2008 – October 31, 2008	-	-	-	-
November 1, 2008 – November 30, 2008	12,615	$53.48	-	-
December 1, 2008 – December 31, 2008	-	-	-	-
Total	12,615		-	-

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	January 28, 2009	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	January 28, 2009	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	Salient Features of Laclede Gas Company Deferred Income Plan II for Directors and Selected Executives (as amended and restated effective as of January 1, 2005).

10.2	-	Salient Features of The Laclede Group, Inc. Deferred Income Plan for Directors and Selected Executives (effective as of January 1, 2005).

10.3	-	Laclede Gas Company Incentive Compensation Plan (amended and restated effective as of January 1, 2005).

10.4	-	Laclede Gas Company Incentive Compensation Plan II (effective as of January 1, 2005).

10.5	-	The Laclede Group Management Continuity Protection Plan (effective as of January 1, 2005).

10.5a	-	Form of Management Continuity Protection Agreement.

10.6	-	Restated Laclede Gas Company Supplemental Retirement Benefit Plan (as amended and restated as of January 1, 2005).

10.7	-	Laclede Gas Company Supplemental Retirement Benefit Plan II (effective as of January 1, 2005).

10.8	-	Form of Restricted Stock Award Agreement.

10.9	-	Form of Performance Contingent Restricted Stock Award Agreement.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.