Form 10-Q
period 2009-03-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2009-05-01
CIK 57183, 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc.	Missouri	74-2976504
1-1822	Laclede Gas Company	Missouri	43-0368139

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

has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

The Laclede Group, Inc.:	Yes	[ ]	No	[ ]

Laclede Gas Company:	Yes	[ ]	No	[ ]

is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

The Laclede Group, Inc.:

Large accelerated filer	[ X ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Laclede Gas Company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	April 29, 2009
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	22,147,631
Laclede Gas Company:	Common Stock ($1.00 Par Value)	11,614 *
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

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2009	2008	2009	2008

Operating Revenues:
Regulated Gas Distribution	$440,468	$507,089	$798,569	$827,981
Non-Regulated Gas Marketing	217,589	239,387	532,629	421,185
Other	1,011	1,230	2,126	2,530
Total Operating Revenues	659,068	747,706	1,333,324	1,251,696
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	313,506	377,526	568,403	600,367
Other operation expenses	40,251	38,989	76,552	74,202
Maintenance	7,261	5,814	13,795	12,049
Depreciation and amortization	9,180	8,763	18,299	17,476
Taxes, other than income taxes	28,216	29,255	46,574	45,936
Total Regulated Gas Distribution Operating Expenses	398,414	460,347	723,623	750,030
Non-Regulated Gas Marketing	204,487	234,021	496,088	406,893
Other	927	1,455	1,685	2,713
Total Operating Expenses	603,828	695,823	1,221,396	1,159,636
Operating Income	55,240	51,883	111,928	92,060
Other Income and (Income Deductions) – Net	247	1,076	986	3,725
Interest Charges:
Interest on long-term debt	6,145	4,875	12,291	10,001
Interest on long-term debt to unconsolidated affiliate trust	—	70	—	139
Other interest charges	1,168	2,056	3,814	6,219
Total Interest Charges	7,313	7,001	16,105	16,359
Income from Continuing Operations Before Income Taxes
and Dividends on Laclede Gas Redeemable Preferred Stock	48,174	45,958	96,809	79,426
Income Tax Expense	17,356	15,889	34,677	27,811
Dividends on Laclede Gas Redeemable Preferred Stock	7	9	15	19
Income from Continuing Operations	30,811	30,060	62,117	51,596
Income from Discontinued Operations, Net
of Income Tax (Note 2)	—	21,294	—	20,661
Net Income	$30,811	$51,354	$62,117	$72,257

Average Number of Common Shares Outstanding:
Basic	21,891	21,589	21,874	21,571
Diluted	22,017	21,685	22,015	21,653

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.41	$1.39	$2.84	$2.39
Income from Discontinued Operations	—	0.99	—	0.96
Net Income	$1.41	$2.38	$2.84	$3.35

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$1.40	$1.39	$2.82	$2.38
Income from Discontinued Operations	—	0.98	—	0.96
Net Income	$1.40	$2.37	$2.82	$3.34

Dividends Declared Per Share of Common Stock	$0.385	$0.375	$0.770	$0.750
See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008

Net Income	$30,811	$51,354	$62,117	$72,257
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain (loss) arising during period	5,002	(6,022)	7,041	(5,878)
Reclassification adjustment for gains included in net income	(2,295)	(1,706)	(10,567)	(4,440)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	2,707	(7,728)	(3,526)	(10,318)
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	50	43	100	86
Other Comprehensive Income (Loss), Before Tax	2,757	(7,685)	(3,426)	(10,232)
Income Tax Expense (Benefit) Related to Items of Other
Comprehensive Income (Loss)	1,063	(2,969)	(1,317)	(3,953)
Other Comprehensive Income (Loss), Net of Tax	1,694	(4,716)	(2,109)	(6,279)
Comprehensive Income	$32,505	$46,638	$60,008	$65,978

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands)	2009	2008	2008

ASSETS
Utility Plant	$1,247,921	$1,229,174	$1,204,984
Less: Accumulated depreciation and amortization	414,956	405,977	398,661
Net Utility Plant	832,965	823,197	806,323

Non-utility property	4,591	3,793	4,026
Other investments	43,805	43,314	44,664
Other Property and Investments	48,396	47,107	48,690

Current Assets:
Cash and cash equivalents	93,602	14,899	145,510
Accounts receivable:
Utility	166,854	98,708	218,674
Non-utility	64,505	102,389	97,548
Other	5,090	10,486	5,513
Allowances for doubtful accounts	(12,666)	(12,624)	(13,749)
Delayed customer billings	35,213	—	40,417
Inventories:
Natural gas stored underground at LIFO cost	69,940	206,267	31,749
Propane gas at FIFO cost	19,861	19,911	19,904
Materials, supplies, and merchandise at average cost	5,501	5,301	5,409
Derivative instrument assets	30,652	57,210	15,133
Unamortized purchased gas adjustments	8,891	33,411	4,365
Deferred income taxes	—	—	3,029
Prepayments and other	14,535	25,950	5,488
Total Current Assets	501,978	561,908	578,990

Deferred Charges:
Regulatory assets	395,869	334,755	265,495
Other	5,748	5,688	6,366
Total Deferred Charges	401,617	340,443	271,861
Total Assets	$1,784,956	$1,772,655	$1,705,864

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands, except share amounts)	2009	2008	2008

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,138,864, 21,993,473, and 21,810,222 shares issued, respectively)	$22,139	$21,993	$21,810
Paid-in capital	151,327	147,241	139,763
Retained earnings	357,887	312,808	323,581
Accumulated other comprehensive income (loss)	2,328	4,437	(4,422)
Total Common Stock Equity	533,681	486,479	480,732
Laclede Gas redeemable preferred stock (less current sinking fund requirements)	—	467	467
Long-term debt to unconsolidated affiliate trust	—	—	46,400
Long-term debt – Laclede Gas	389,211	389,181	309,152
Total Capitalization	922,892	876,127	836,751

Current Liabilities:
Notes payable	238,800	215,900	171,650
Accounts payable	100,416	159,580	186,944
Advance customer billings	—	25,548	—
Current portion of preferred stock	—	160	160
Wages and compensation accrued	12,304	12,197	11,880
Dividends payable	8,675	8,400	8,303
Customer deposits	13,045	14,020	13,960
Interest accrued	10,333	10,094	10,185
Taxes accrued	34,078	11,387	39,921
Deferred income taxes current	1,959	11,669	—
Other	9,616	10,249	7,419
Total Current Liabilities	429,226	479,204	450,422

Deferred Credits and Other Liabilities:
Deferred income taxes	232,446	222,761	232,531
Unamortized investment tax credits	3,863	3,973	4,086
Pension and postretirement benefit costs	103,226	98,513	67,515
Asset retirement obligations	27,638	26,833	26,908
Regulatory liabilities	42,506	42,191	64,027
Other	23,159	23,053	23,624
Total Deferred Credits and Other Liabilities	432,838	417,324	418,691
Total Capitalization and Liabilities	$1,784,956	$1,772,655	$1,705,864

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
(Thousands)	2009	2008

Operating Activities:
Net Income	$62,117	$72,257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(44,491)
Depreciation, amortization, and accretion	18,446	18,931
Deferred income taxes and investment tax credits	(3,819)	(2,696)
Other – net	3,412	1,410
Changes in assets and liabilities:
Accounts receivable – net	(24,824)	(159,133)
Unamortized purchased gas adjustments	24,520	8,448
Deferred purchased gas costs	(54,990)	53,094
Accounts payable	(57,281)	87,835
Delayed customer billings - net	(60,761)	(65,857)
Taxes accrued	22,683	18,999
Natural gas stored underground	136,327	106,507
Other assets and liabilities	32,951	35,467
Net cash provided by operating activities	98,781	130,771

Investing Activities:
Proceeds from sale of discontinued operations	—	83,229
Capital expenditures	(26,597)	(27,744)
Other investments	(1,446)	26
Net cash (used in) provided by investing activities	(28,043)	55,511

Financing Activities:
Maturity of First Mortgage Bonds	—	(40,000)
Issuance (repayment) of short-term debt – net	22,900	(39,750)
Changes in book overdrafts	419	—
Issuance of common stock	2,705	2,860
Non-employee directors’ restricted stock awards	(570)	(421)
Dividends paid	(16,757)	(16,064)
Preferred stock reacquired	(627)	(160)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(675)	—
Excess tax benefits from stock-based compensation	686	17
Other	(116)	—
Net cash provided by (used in) financing activities	7,965	(93,518)

Net Increase in Cash and Cash Equivalents	78,703	92,764
Cash and Cash Equivalents at Beginning of Period	14,899	52,746
Cash and Cash Equivalents at End of Period	$93,602	$145,510

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$15,768	$19,662
Income taxes	9,254	22,501

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at March 31, 2009 and 2008, for the Utility, were $26.2 million and $31.9 million, respectively. The amount of accrued unbilled revenue at September 30, 2008 was $13.5 million.
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
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Utility Operating Revenues for the quarters ended March 31, 2009 and 2008 were $23.8 million, and $25.2 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2009 and 2008 were $38.6 million and $38.2 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, Other Than Income Taxes line.
STOCK-BASED COMPENSATION - Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008 for descriptions of these plans. In January 2009, shareholders approved an amendment to the Restricted Stock Plan for Non-Employee Directors (Plan), increasing the number of shares of common stock available under the Plan to 150,000 from 50,000.

Restricted Stock Awards

During the six months ended March 31, 2009, the Company awarded 89,850 performance-contingent restricted shares and share units to executive officers at a weighted average grant fair value of $47.17 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units were awarded on November 5, 2008 and have a performance period ending September 30, 2011, during which participants are entitled to receive full dividends and voting rights on the target level, or 59,900 shares. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors may reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.
On November 2, 2008, 43,000 shares of performance-contingent restricted stock, awarded on November 2, 2005, vested. On that date, the Company withheld 12,615 of these vested shares at an average price of $53.48 per share pursuant to elections by employees to satisfy tax withholding obligations.

Performance-contingent restricted stock and performance-contingent restricted stock unit activity for the six months ended March 31, 2009 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2008	179,100	$31.40

Granted	89,850	$47.17
Vested	(43,000)	$30.46
Forfeited	—	$—

Nonvested at March 31, 2009	225,950	$37.85

During the six months ended March 31, 2009, the Company awarded 27,100 shares of time-vested restricted stock to executives and key employees at a weighted average grant date fair value of $50.89 per share. These shares were awarded on November 5, 2008 and vest November 5, 2011. On March 31, 2009, the Company also awarded 800 shares of time-vested restricted stock to key employees at a weighted average grant date fair value of $38.98 per share. These shares vest April 1, 2012. In the interim, participants receive full dividends and voting rights.
During the six months ended March 31, 2009, the Company awarded 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $46.52 per share. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for the six months ended March 31, 2009 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2008	56,850	$32.36

Granted	40,400	$49.30
Vested	(5,400)	$42.36
Forfeited	(800)	$42.57

Nonvested at March 31, 2009	91,050	$39.20

Stock Option Awards

Stock option activity for the six months ended March 31, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2008	415,850	$30.84

Granted	—	$—
Exercised	(45,625)	$31.36
Forfeited	(3,000)	$33.45
Expired	(2,500)	$32.26

Outstanding at March 31, 2009	364,725	$30.75	5.8	$3,003

Fully Vested and Expected to Vest at March 31, 2009	359,658	$30.71	5.8	$2,976

Exercisable at March 31, 2009	292,350	$30.04	5.5	$2,614

The closing price of the Company’s common stock was $38.98 at March 31, 2009.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008

Total compensation cost	$1,257	$766	$2,099	$1,422
Compensation cost capitalized	(253)	(163)	(433)	(298)
Compensation cost recognized in net income	1,004	603	1,666	1,124
Income tax benefit recognized in net income	(386)	(233)	(642)	(434)
Compensation cost recognized in net income,
net of income tax	$618	$370	$1,024	$690

As of March 31, 2009, there was $7.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

NEW ACCOUNTING STANDARDS – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company partially adopted SFAS No. 157 on October 1, 2008 and elected the one-year deferral allowed by FASB Staff Position (FSP) No. FAS 157-2, which permits delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS No. 157 had no impact on the Company’s financial position or results of operations. For disclosures required pursuant to SFAS No. 157, see Note 5, Fair Value Measurements. The Company will adopt SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities (primarily asset retirement obligations) as of the beginning of fiscal year 2010 and does not anticipate that such adoption will have a material impact on the Company’s financial position or results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for the Company’s interim and annual financial statements beginning with the second quarter of fiscal year 2009. The adoption of this standard had no effect on the Company’s financial position or results of operations. For disclosures required pursuant to SFAS No. 161, see Note 6, Derivative Instruments and Hedging Activities.

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
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires entities to provide disclosure of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet, in interim reporting periods. Prior to the issuance of this FSP, such disclosures were required only in annual reporting periods. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Laclede Group will provide the required disclosures beginning with the third quarter of fiscal year 2009, as required by the FSP.

2.	DISCONTINUED OPERATIONS

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary, SM&P Utility Resources, Inc. (SM&P), to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that previously comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. For information concerning Laclede Group’s obligations under these provisions, see Note 10, Commitments and Contingencies.
In accordance with generally accepted accounting principles, the operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. For the quarter ended March 31, 2008, discontinued operations includes pre-tax interest expense of $0.8 million. For the six months ended March 31, 2008, discontinued operations includes pre-tax interest expense of $1.6 million. Discontinued operations does not include general corporate overhead expense. Income from Discontinued Operations reported in the Statements of Consolidated Income consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008

Operating revenues	$—	$28,062	$—	$65,423

Loss from operations	—	(8,433)	—	(9,387)
Gain on disposal	—	44,491	—	44,491
Pre-tax income	—	36,058	—	35,104
Income tax expense	—	14,764	—	14,443
Income From Discontinued Operations	$—	$21,294	$—	$20,661

3.	EARNINGS PER SHARE

SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options and time-vested restricted stock are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. For both the quarter and six months ended March 31, 2009, no shares attributable to antidilutive outstanding stock options were excluded from the calculation of diluted earnings per share. For the quarter and six months ended March 31, 2008, 105,500 shares attributable to stock options were excluded. For the quarter and six months ended March 31, 2009, there were 36,300 and 9,600 shares, respectively, attributable to antidilutive outstanding time-vested restricted stock that were excluded. For the quarter and six months ended March 31, 2008, no shares attributable to time-vested restricted stock were excluded. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. For both the quarter and six months ended March 31, 2009 185,550 shares and share units of nonvested performance-contingent restricted stock were excluded from the calculation of diluted earnings per share. For both the quarter and six months ended March 31, 2008, there were 158,200 shares and share units excluded.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2009	2008	2009	2008

Basic EPS:
Income from Continuing Operations	$30,811	$30,060	$62,117	$51,596

Weighted Average Shares Outstanding	21,891	21,589	21,874	21,571
Earnings Per Share of Common Stock from
Continuing Operations	$1.41	$1.39	$2.84	$2.39

Diluted EPS:
Income from Continuing Operations	$30,811	$30,060	$62,117	$51,596

Weighted Average Shares Outstanding	21,891	21,589	21,874	21,571
Dilutive Effect of Stock Options
and Restricted Stock	126	96	141	82
Weighted Average Diluted Shares	22,017	21,685	22,015	21,653

Earnings Per Share of Common Stock from
Continuing Operations	$1.40	$1.39	$2.82	$2.38

4.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2009, the Company modified the calculation of future benefits under the primary plan from a years of service and final average compensation formula to a cash balance formula which accrues benefits based on a percentage of compensation. Benefits attributable to plan participation prior to January 1, 2009 will be based on final average compensation at the date of termination of employment and years of service earned through January 1, 2009. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.
Pension costs for both the quarters ending March 31, 2009 and 2008 were $1.5 million, including amounts charged to construction. Pension costs for both the six months ended March 31, 2009 and 2008 were $3.1 million, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008

Service cost – benefits earned
during the period	$1,817	$3,243	$5,302	$6,485
Interest cost on projected
benefit obligation	5,229	4,670	10,497	9,340
Expected return on plan assets	(5,234)	(5,163)	(10,469)	(10,325)
Amortization of prior service cost	259	272	518	544
Amortization of actuarial loss	774	791	1,548	1,582
Sub-total	2,845	3,813	7,396	7,626
Regulatory adjustment	(1,296)	(2,280)	(4,298)	(4,560)
Net pension cost	$1,549	$1,533	$3,098	$3,066

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the six months ended March 31, 2009 and March 31, 2008.
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

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended March 31, 2009 and 2008 were $1.9 million, including amounts charged to construction. Postretirement benefit costs for both the six months ended March 31, 2009 and 2008 were $3.8 million, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008

Service cost – benefits earned
during the period	$1,283	$1,140	$2,566	$2,280
Interest cost on accumulated
postretirement benefit obligation	1,170	977	2,340	1,954
Expected return on plan assets	(594)	(509)	(1,188)	(1,019)
Amortization of transition obligation	34	34	68	68
Amortization of prior service cost	(582)	(582)	(1,164)	(1,164)
Amortization of actuarial loss	877	746	1,754	1,492
Sub-total	2,188	1,806	4,376	3,611
Regulatory adjustment	(277)	105	(555)	210
Net postretirement benefit cost	$1,911	$1,911	$3,821	$3,821

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

As of March 31, 2009
(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
Assets
Marketable securities	$8,325	$—	$—	$—	$8,325
Derivative instruments	10,521	156	—	19,975	30,652
Total	$18,846	$156	$—	$19,975	$38,977

Liabilities
Derivative instruments	$112,929	$—	$—	$(112,929)	$—

Marketable securities included in Level 1 are mutual funds valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Marketable securities are included in the Other investments line of the Consolidated Balance Sheets. Liabilities for derivative instruments, if any, are included in the Other line of the Current Liabilities section of the Consolidated Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Consolidated Balance Sheets when a legally enforceable netting agreement exists between the Company and the counterparty to a derivative contract.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. The policy permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its Purchased Gas Adjustment (PGA) Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments under SFAS No. 133 because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and, as a result, have no direct impact on the Statements of Consolidated Income. The timing of the operation of the PGA clause may cause interim variations in short-term cash flows because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At March 31, 2009, Laclede Gas held 0.8 million gallons of gasoline futures contracts at an average price of $1.32 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $1.26 per gallon. Most of these futures contracts, the longest of which extends to 2010, are designated as cash flow hedges of forecasted transactions pursuant to SFAS No. 133. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into commitments associated with the purchase or sale of natural gas. Most of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of SFAS No. 133 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value pursuant to SFAS No. 133. At March 31, 2009, LER had 2.3 million MMBtu of non-exchange traded natural gas commodity contracts for which the normal purchases and normal sales scope exception was not elected, all of which extend to April 2009. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At March 31, 2009, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are designated as cash flow hedges of forecasted transactions pursuant to SFAS No. 133.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (OCI). Accumulated Other Comprehensive Income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at March 31, 2009, it is expected that approximately $6.6 million of pre-tax unrealized gains will be reclassified into the Consolidated Statement of Income during the next twelve months. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.3 million for the quarter ended March 31, 2009 and $2.5 million for the six months ended March 31, 2009. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $0.6 million for the quarter ended March 31, 2008 and $0.3 million for the six months ended March 31, 2008. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at March 31, 2009 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2009			0.76	$6.97
Fiscal 2010			2.35	6.56

Open long futures positions
Fiscal 2009	8.53	$8.59	0.12	$9.56
Fiscal 2010	14.55	8.78
Fiscal 2011	6.58	8.55
Fiscal 2012	0.60	8.31

At March 31, 2009, Laclede Gas also had 17.5 million MMBtu of other price risk mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Comprehensive Income
(Thousands)	Three Months Ended March 31, 2009

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion And Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

NYMEX natural gas contracts	$4,896	Non-Regulated Gas Marketing Operating Revenues	$4,410	Non-Regulated Gas Marketing Operating Revenues	$182

		Non-Regulated Gas Marketing Operating Expenses	(2,115)	Non-Regulated Gas Marketing Operating Expenses	67

NYMEX gasoline and heating oil contracts	106	Other Regulated Gas Distribution Operating Expenses	—	Other Regulated Gas Distribution Operating Expenses	31

Total	$5,002		$2,295		$280

Derivatives Not Designated as Hedging Instruments under SFAS No. 133*	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$164

NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) – Net	7
		$171

*
Gains and losses on Laclede Gas’ NYMEX natural gas derivative instruments, which are not designated as hedging instruments under SFAS No. 133, are deferred and recorded as regulatory assets or regulatory liabilities pursuant to SFAS No. 71. These gains and losses are excluded from the table above because they have no direct impact on the Consolidated Statement of Income.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments under SFAS No. 133

NYMEX natural gas contracts	Derivative Instrument Assets	$5,278		Derivative Instrument Assets	$714

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	137		Derivative Instrument Assets	—
Sub-total		5,415			714

Derivatives not designated as hedging instruments under SFAS No. 133

NYMEX natural gas contracts	Derivative Instrument Assets	5,099		Derivative Instrument Assets	112,215

Natural gas commodity contracts	Derivative Instrument Assets	156		Other Current Liabilities	—

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	7		Derivative Instrument Assets	—
Sub-total		5,262			112,215
Total derivatives		$10,677			$112,929

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. At March 31, 2009, the amounts excluded were $135.9 million in receivables and $3.0 million in payables, all of which were associated with NYMEX contracts. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Consolidated Balance Sheet. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 5, Fair Value Measurements, for information on the valuation of derivative instruments.

7.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s revenues and related accounts receivable are from wholesale sales made to customers that are (or are associated with) major energy producers or utility companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. These concentrations of sales to major energy producers and utility companies have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these two groups of wholesale customers may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from large customers in other industries, LER has established procedures to determine the creditworthiness of its customers. These include obtaining credit ratings and credit reports, analyzing customer financial statements to assess financial condition, and considering the industry environment in which the customer operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to major energy producers and their marketing affiliates amounted to $31.2 million, or 49.9% of LER’s total accounts receivable at March 31, 2009. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $14.1 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $10.3 million of LER’s total accounts receivable, or 16.4% at March 31, 2009 and net receivable amounts from these customers, reflecting netting arrangements, were $4.3 million.

8.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2009	2008	2009	2008

Interest income	$663	$1,047	$1,802	$2,820
Other income	926	183	1,337	720
Other income deductions	(1,342)	(154)	(2,153)	185
Other Income and (Income Deductions) – Net	$247	$1,076	$986	$3,725

The decrease in Other Income and (Income Deductions) – Net for the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008, was primarily due to the effect of a benefit from the reversal of certain tax-related expenses recognized during the quarter ended March 31, 2008 and lower interest income, partially offset by higher net investment income.
The decrease in Other Income and (Income Deductions) – Net for the six months ended March 31, 2009, compared with the six months ended March 31, 2008, was primarily due to lower interest income, higher net investment losses, and the effect of benefits recognized during the six months ended March 31, 2008 from the reversal of certain tax-related expenses and proceeds received related to the Company’s interest, as a policyholder, in the sale of a mutual insurance company.

9.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten other counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated merchandise sales business. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment Revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.

		Non-
	Regulated	Regulated		Unallocated
	Gas	Gas		&
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
March 31, 2009
Revenues from external
customers	$440,173	$210,069	$752	$—	$650,994
Intersegment revenues	295	7,520	259	—	8,074
Total Operating Revenues	440,468	217,589	1,011	—	659,068
Income from continuing
operations	22,170	8,498	143	—	30,811
Total assets of continuing
operations	1,609,714	170,656	131,667	(127,081)	1,784,956

Six Months Ended
March 31, 2009
Revenues from external
customers	$796,796	$515,202	$1,607	$—	$1,313,605
Intersegment revenues	1,773	17,427	519	—	19,719
Total Operating Revenues	798,569	532,629	2,126	—	1,333,324
Income from continuing
operations	38,318	23,199	600	—	62,117
Total assets of continuing
operations	1,609,714	170,656	131,667	(127,081)	1,784,956

Three Months Ended
March 31, 2008
Revenues from external
customers	$507,031	$237,748	$971	$—	$745,750
Intersegment revenues	58	1,639	259	—	1,956
Total Operating Revenues	507,089	239,387	1,230	—	747,706
Income (Loss) from continuing
operations	25,331	4,861	38	(170)	30,060
Total assets of continuing
operations	1,454,369	152,256	175,976	(76,737)	1,705,864

Six Months Ended
March 31, 2008
Revenues from external
customers	$826,705	$416,408	$2,011	$—	$1,245,124
Intersegment revenues	1,276	4,777	519	—	6,572
Total Operating Revenues	827,981	421,185	2,530	—	1,251,696
Income (Loss) from continuing
operations	41,078	10,515	267	(264)	51,596
Total assets of continuing
operations	1,454,369	152,256	175,976	(76,737)	1,705,864

10.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2009 are estimated at approximately $1.6 billion. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2014. At March 31, 2009, the maximum guarantees under these leases are $1.8 million. As of March 31, 2009, the Utility believes that it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2009, the carrying value of the liability recognized for these guarantees was $0.3 million.
Laclede Group had guarantees totaling $82.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2009. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $6.0 million bringing the total to $88.5 million in guarantees outstanding at April 29, 2009. No amounts have been recorded for these guarantees in the financial statements. As of March 31, 2009, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

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
As reported in the Company’s Form 10-K for the fiscal year ended September 30, 2008, Laclede Gas has identified three sites on which manufactured gas plant operations took place where the Utility faces the risk of environmental liabilities. One site is currently owned by an agency of the City of Saint Louis (the owner agency). An affiliated City agency (the development agency) has selected a developer with whom it is negotiating a final site development contract which contemplates remediation and redevelopment of the property. In conjunction with the redevelopment, Laclede Gas and another former site owner have entered into an agreement with the owner and development agencies as well as their parent agency, the private developer of the property, and an environmental consultant (Remediation Agreement). Under the Remediation Agreement, the development agency and the private developer agreed to remediate the site, and Laclede Gas and the other former owner are to be released by the involved City agencies, the private developer, and the environmental consultant from certain liabilities for the past and current environmental condition of the property. Also under that agreement Laclede Gas and the former site owner agreed to pay, at the closing of the transaction, a small percentage of the cost of remediation (subject to a maximum amount). The transactions contemplated by the Remediation Agreement are expected to close during the fourth quarter of fiscal year 2009. The amount Laclede Gas expects to pay under the Remediation Agreement is not material and will not have a material impact on the future financial condition or results of operations of Laclede Gas or the Company.
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. The remaining $1.7 million pertains to Laclede Gas’ purchase of gas from its marketing affiliate, LER. Laclede Gas believes that the remaining portion of the proposed disallowance lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for this proposed disallowance.
The MoPSC Staff has also proposed disallowances of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007. On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million applicable to fiscal 2006, and on December 31, 2008, the MoPSC Staff proposed a disallowance of $1.5 million applicable to fiscal 2007. Laclede Gas believes that these proposed disallowances also lack merit and is vigorously opposing them in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In the December 31, 2007 filing, the MoPSC Staff also raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information which the Company provided on August 22, 2008 and September 2, 2008. On February 11, 2009, the FERC Staff submitted follow-up questions to the Company’s August and September 2008 responses, to which the Company responded on February 25, 2009. On March 2, 2009, FERC Staff requested clarification of certain aspects of the Company’s February 25, 2009 response, which the Company clarified on March 4, 2009.
As reported in Note 2, Discontinued Operations, during the quarter ended March 31, 2008, the Company sold 100% of its interest in its wholly-owned subsidiary SM&P. The sales agreement (Agreement) includes representations and warranties customary for such transactions, including, among others, representations and warranties of the parties as to brokers’ fees; of SM&P as to its financial status, contracts, title to and condition of personal and real property, taxes, legal compliance, environmental matters, employee benefits, and intellectual property. The Agreement also includes customary indemnification provisions under which Laclede’s aggregate indemnification obligations are limited to a maximum of $7.0 million for most claims. Obligations subject to this maximum apply only in the event claims exceed a stated deductible, both individually and in the aggregate. However, this maximum limitation and deductible do not apply to obligations associated with taxes, employee benefits, title to personal property, and certain other fundamental representations and warranties. A maximum potential future payment amount cannot be estimated for these obligations. The terms of the indemnifications in the Agreement are generally dependent upon the statute of limitations applicable to the particular representations and warranties made by the Company, although certain representations and warranties have an indefinite life under the Agreement. As of March 31, 2009, the carrying amount of the liability recognized for these indemnification obligations was $0.2 million, based on the Company’s assessment of risk, which is believed to be low.
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
•
volatility in gas prices, particularly sudden and sustained changes in natural gas prices, including the related impact on margin deposits associated with the use of natural gas derivative instruments;

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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten other counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are seasonal in nature and are typically concentrated in the November through April period, which generally corresponds with the heating season.

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary SM&P Utility Resources, Inc. (SM&P) to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that formerly comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the Consolidated Statements of Income.

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

Laclede Group’s strategy continues to include efforts to improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain a more than 16,000 mile natural gas distribution system and related storage facilities. With regard to the storage facilities owned by Laclede Gas, management is currently undertaking an evaluation of the Utility’s natural gas storage field, which was developed more than 50 years ago, to assess the field’s current and future capabilities. In addition, Laclede Gas is working continually to improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s 2007 rate case resulted in enhancements to the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. Effective October 1, 2007, the Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets.

Laclede Gas continues to work actively to reduce the impact of higher costs associated with wholesale natural gas prices by strategically structuring its natural gas supply portfolio and through the use of derivative instruments. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. High natural gas prices and other economic conditions may affect sales volumes (due to the conservation efforts of customers) and cash flows (associated with the timing of collection of gas costs and related accounts receivable from customers).

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

Quarter Ended March 31, 2009

Earnings

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	March 31,
(Millions, after-tax)	2009	2008

Regulated Gas Distribution	$22.2	$25.3
Non-Regulated Gas Marketing	8.5	4.9
Other	0.1	(0.1)
Income from Continuing Operations	30.8	30.1
Income from Discontinued Operations	—	21.3
Net Income	$30.8	$51.4

Laclede Group’s consolidated net income was $30.8 million for the quarter ended March 31, 2009, compared with $51.4 million for the quarter ended March 31, 2008. Basic and diluted earnings per share for the quarter ended March 31, 2009 were $1.41 and $1.40, respectively, compared with basic and diluted earnings per share of $2.38 and $2.37, respectively, reported for the same quarter last year. The decrease was primarily due to the effect of the one-time gain realized on the sale of SM&P on March 31, 2008. Basic and diluted earnings per share for the quarter ended March 31, 2008 included $0.99 and $0.98, respectively, attributable to the sale and operations of SM&P. This effect was partially offset by higher year-over-year income from continuing operations.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $30.8 million for the quarter ended March 31, 2009, compared with $30.1 million for the quarter ended March 31, 2008. Basic and diluted earnings per share from continuing operations were $1.41 and $1.40, respectively, for the quarter ended March 31, 2009, compared with basic and diluted earnings per share of $1.39 for the quarter ended March 31, 2008. Earnings per share increased compared to last year primarily due to improved results reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by lower earnings recorded by Laclede Group’s Regulated Gas Distribution segment. Variations in income from continuing operations were primarily attributable to the factors described below.

Regulated Gas Distribution net income decreased by $3.1 million for the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008. The decrease in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $4.0 million; and,
•	the effect of the recognition of previously unrecognized tax benefits and the reversal of related expenses recorded during the quarter ended March 31, 2008, totaling $1.1 million.

These factors were partially offset by:

•	a lower provision for uncollectible accounts totaling $1.3 million;
•	higher income from off-system sales and capacity release totaling $1.0 million; and,
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $0.9 million.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $3.6 million compared with the same period last year. This increase was primarily due to LER’s higher margins on sales of natural gas, which resulted partly from depressed supply prices in the Mid-continent due to increased shale gas supply production and pipeline constraints, and increased sales volumes, primarily attributable to significantly increased firm pipeline transportation capacity. These factors were partially offset by the effect of a benefit from the reversal of certain tax-related expenses totaling $1.4 million during the quarter ended March 31, 2008.

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

Regulated Gas Distribution Operating Revenues for the quarter ended March 31, 2009 were $440.5 million, or $66.6 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 9.3% warmer than the same quarter last year and 6.2% warmer than normal. Total system therms sold and transported were 0.40 billion for the quarter ended March 31, 2009 compared with 0.45 billion for the same period last year. Total off-system therms sold and transported were 0.08 billion for the quarter ended March 31, 2009 compared with 0.06 billion for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(43.8)
Lower prices charged for off-system sales	(38.3)
Higher off-system sales volumes	24.5
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(9.9)
Higher ISRS revenues	0.9
Total Variation	$(66.6)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended March 31, 2009 decreased $61.9 million from the same quarter last year. Natural and propane gas expense decreased $64.0 million, or 17.0%, from last year’s level, primarily attributable to decreased volumes purchased for sendout, lower rates charged by our suppliers, and lower off-system gas expense. Other operation and maintenance expenses increased $2.7 million, or 6.0%, primarily due to higher maintenance charges, increases in compensation expenses, and higher group insurance charges, partially offset by a lower provision for uncollectible accounts. Taxes, other than income taxes, decreased $1.0 million, or 3.6%, primarily due to decreased gross receipts taxes (attributable to lower revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $21.8 million primarily due to decreased per unit gas sales prices by LER, partially offset by 53.5% higher sales volumes. The decrease in Non-Regulated Gas Marketing Operating Expenses totaling $29.5 million was primarily associated with lower prices charged by suppliers, partially offset by increased volumes purchased.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net decreased $0.8 million primarily due to the effect of a benefit from the reversal of certain tax-related expenses, pursuant to Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” during the quarter ended March 31, 2008 and lower interest income, partially offset by higher net investment income.

Interest Charges

The $0.3 million increase in interest charges was primarily due to higher interest on long-term debt, primarily attributable to the issuance of $80.0 million principal amount of 6.35% First Mortgage Bonds on September 23, 2008. This increase was largely offset by lower interest on short-term debt. Average short-term interest rates were 1.0% for the quarter ended March 31, 2009 compared with 4.1% for the quarter ended March 31, 2008. Average short-term borrowings were $256.7 million for the quarter ended March 31, 2009 compared with $217.5 million for the quarter ended March 31, 2008.

Income Taxes

The $1.5 million increase in income taxes was primarily due to higher pre-tax income and the recognition of previously unrecognized tax benefits recorded during the quarter ended March 31, 2008, pursuant to FIN 48.

Six Months Ended March 31, 2009

Earnings

Overview – Net Income by Operating Segment	Six Months Ended
	March 31,
(Millions, after-tax)	2009	2008

Regulated Gas Distribution	$38.4	$41.1
Non-Regulated Gas Marketing	23.2	10.5
Other	0.5	—
Income from Continuing Operations	62.1	51.6
Income from Discontinued Operations	—	20.7
Net Income	$62.1	$72.3

Laclede Group’s consolidated net income was $62.1 million for the six months ended March 31, 2009, compared with $72.3 million for the six months ended March 31, 2008. Basic and diluted earnings per share were $2.84 and $2.82, respectively, for the six months ended March 31, 2009 compared with basic and diluted earnings per share of $3.35 and $3.34, respectively, reported for the same period last year. Earnings per share decreased due to the effect of the gain on sale and operations of SM&P totaling $0.96 per share (basic and diluted), for the six months ended March 31, 2008. This effect was partially offset by increased income from continuing operations.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $62.1 million for the six months ended March 31, 2009, compared with $51.6 million for the six months ended March 31, 2008. Basic and diluted earnings per share from continuing operations were $2.84 and $2.82, respectively, for the six months ended March 31, 2009, compared with basic and diluted earnings per share of $2.39 and $2.38, respectively, for the six months ended March 31, 2008. Earnings per share increased compared to last year primarily due to improved results reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by lower earnings recorded by Laclede Group’s Regulated Gas Distribution segment. Variations in income from continuing operations were primarily attributable to the factors described below.

Regulated Gas Distribution net income decreased by $2.7 million for the six months ended March 31, 2009, compared with the six months ended March 31, 2008. The decrease in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $5.2 million; and,
•	the effect of the recognition of previously unrecognized tax benefits and the reversal of related expenses recorded during the six months ended March 31, 2008, totaling $1.1 million.

These factors were partially offset by:

•	higher ISRS revenues totaling $1.7 million;
•	higher income from off-system sales and capacity release totaling $1.2 million; and,
•	a lower provision for uncollectible accounts totaling $1.1 million.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $12.7 million compared with the same period last year. This increase was primarily due to LER’s increased sales volumes primarily attributable to significantly increased firm pipeline transportation capacity and higher margins on sales of natural gas, which resulted partly from depressed supply prices in the Mid-continent due to increased shale gas supply production and pipeline constraints. These factors were partially offset by the effect of a benefit from the reversal of certain tax-related expenses totaling $1.4 million during the six months ended March 31, 2008.

Regulated Gas Distribution Operating Revenues

Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2009 were $798.6 million, or $29.4 million less than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2009 were 0.8% warmer than the same period last year and 1.7% warmer than normal. Total system therms sold and transported were 0.71 billion for the six months ended March 31, 2009 compared with 0.72 billion for the same period last year. Total off-system therms sold and transported were 0.12 billion for the six months ended March 31, 2009 compared with 0.11 billion for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower prices charged for off-system sales	$(36.5)
Higher off-system sales volumes	12.8
Lower system sales volumes and other variations	(5.8)
Higher ISRS revenues	1.7
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(1.6)
Total Variation	$(29.4)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the six months ended March 31, 2009 decreased $26.4 million from the same period last year. Natural and propane gas expense decreased $32.0 million, or 5.3%, from last year’s level, primarily attributable to lower off-system gas expense, decreased volumes purchased for sendout, and lower rates charged by our suppliers. Other operation and maintenance expenses increased $4.1 million, or 4.7%, primarily due to higher maintenance charges, increases in compensation expenses, and higher group insurance charges, partially offset by a lower provision for uncollectible accounts.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues increased $111.4 million primarily due to 68.8% higher sales volumes, partially offset by decreased per unit gas sales prices by LER. The increase in Non-Regulated Gas Marketing Operating Expenses totaling $89.2 million was primarily associated with increased volumes purchased, partially offset by lower prices charged by suppliers.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net decreased $2.7 million primarily due to lower interest income, higher net investment losses, and the effect of benefits recognized during the six months ended March 31, 2008 from the reversal of certain tax-related expenses, pursuant to FIN 48, and proceeds received related to the Company’s interest, as a policyholder, in the sale of a mutual insurance company.

Interest Charges

The $0.3 million decrease in interest charges was primarily due to lower interest on short-term debt, largely offset by an increase in interest on long-term debt primarily attributable to the issuance of $80.0 million principal amount of 6.35% First Mortgage Bonds on September 23, 2008. Average short-term interest rates were 2.1% for the six months ended March 31, 2009 compared with 4.7% for the six months ended March 31, 2008. Average short-term borrowings were $259.7 million for the six months ended March 31, 2009 compared with $236.4 million for the six months ended March 31, 2008.

Income Taxes

The $6.9 million increase in income taxes was primarily due to higher pre-tax income and the effect of the recognition of previously unrecognized tax benefits recorded during the six months ended March 31, 2008 (pursuant to FIN 48), partially offset by the effects of various property-related items and a benefit associated with an amended return.

Labor Agreement

The Missouri Natural Division of Laclede Gas has a labor agreement with Local 884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents approximately 5% of Laclede Gas’ employees. On April 15, 2009, a new four-year labor agreement was reached replacing the prior agreement which expired on that same date. The new agreement, which expires at midnight on April 14, 2013, includes revisions to the defined benefit pension plan formula, changes in wage rates and work rules, and other modifications that enable the Utility to provide high quality service to its customers and control operating costs while continuing to provide competitive wages, pension, and healthcare benefits to its employees.

REGULATORY MATTERS

During fiscal 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel (Public Counsel) to submit their positions regarding the Utility’s filing by February 28, 2008. On February 28, 2008, the Utility and the MoPSC Staff filed a Non-Unanimous Stipulation & Agreement in which these parties agreed to a recovery of $2.5 million of costs. The Non-Unanimous Stipulation & Agreement was opposed by Public Counsel, and a hearing in this matter was held before the Commission on March 31, 2008. On April 17, 2008, the Commission issued its Report and Order approving the $2.5 million cost recovery recommended by the Utility and the MoPSC Staff. Consistent with the approved amount, the Utility recorded a reduction in its deferral totaling $0.2 million during the quarter ended March 31, 2008. On May 29, 2008, Public Counsel appealed the MoPSC’s April 17 Order to the Cole County, Missouri Circuit Court. On January 6, 2009, the Court issued its judgment affirming the Commission’s order approving the Cold Weather Rule compliance cost amount that the Utility and Staff had recommended over Public Counsel’s objection. On February 9, 2009, Public Counsel appealed the Circuit Court’s affirmation of the MoPSC’s April 17, 2008 Order to the Court of Appeals for the Western District of Missouri.

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. The remaining $1.7 million pertains to Laclede Gas’ purchase of gas from its marketing affiliate, LER. Laclede Gas believes that the remaining portion of the proposed disallowance lacks merit and is vigorously opposing the adjustment in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for this proposed disallowance.

The MoPSC Staff has also proposed disallowances of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007. On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million applicable to fiscal 2006, and on December 31, 2008, the MoPSC Staff proposed a disallowance of $1.5 million applicable to fiscal 2007. Laclede Gas believes that these proposed disallowances also lack merit and is vigorously opposing them in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In the December 31, 2007 filing, the MoPSC Staff also raised questions regarding whether certain sales and capacity release transactions, subject to the Federal Energy Regulatory Commission (FERC)’s oversight, were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information, which the Company provided on August 22, 2008 and September 2, 2008. On February 11, 2009, the FERC Staff submitted follow-up questions to the Company’s August and September 2008 responses, to which the Company responded on February 25, 2009. On March 2, 2009, FERC Staff requested clarification of certain aspects of the Company’s February 25, 2009 response, which the Company clarified on March 4, 2009.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. The MoPSC suspended the tariff on August 5, 2008 and established a procedural schedule to consider the Utility’s filing. As a result, the Cold Weather Rule portion of the filing is now moot. A formal hearing pertaining to the bad debt portion of the filing was held on January 5, 2009. On April 15, 2009, the Commission issued its Order rejecting the Utility’s tariffs. Laclede Gas has filed for rehearing of the Commission’s Order and is pursuing other alternatives for addressing this issue.

On November 21, 2008, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.9 million annually. After the Utility updated the filing, on February 4, 2009, the MoPSC approved an annual increase of $2.1 million that became effective February 6, 2009. On April 28, 2009, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.5 million annually. This filing is pending Commission approval.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Consolidated Financial Statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and include the following:

•	Allowances for doubtful accounts
•	Employee benefits and postretirement obligations
•	Regulated operations

There were no significant changes to these critical accounting policies during the six months ended March 31, 2009. For discussion of other significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

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

FINANCIAL CONDITION

CREDIT RATINGS

As of March 31, 2009, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Issuer Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A3	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

The Company has investment grade ratings, and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

CASH FLOWS

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Utility’s PGA Clause, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash provided by operating activities for the six months ended March 31, 2009 was $98.8 million, compared with $130.8 million for the same period last year. The difference is primarily attributable to variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, including the effects of this year’s increase in net cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments. Those variations were partially offset by increased LER operating cash flows (attributable to higher operating income) and a reduction in cash paid for income taxes this year.

Net cash used in investing activities for the six months ended March 31, 2009 was $28.0 million compared with net cash provided by investing activities of $55.5 million for the six months ended March 31, 2008. The variation is primarily attributable to the proceeds from the sale of SM&P recorded last year.

Net cash provided by financing activities was $8.0 million for the six months ended March 31, 2009 compared with net cash used in financing activities of $93.5 million for the six months ended March 31, 2008. The variation primarily reflects a net increase in the issuance of short-term debt this year and the effect of the maturity of long-term debt last year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. In November 2008, the Utility established a seasonal line of credit of $75 million, which expired in March 2009. Including both lines of credit, the largest portion provided by a single bank was 26.8%. During the six months ended March 31, 2009, Laclede Gas utilized both its syndicated line of credit and commercial paper for short-term funding. Commercial paper outstanding at March 31, 2009 was $198.8 million, while outstanding bank line advances were $40.0 million. The weighted average interest rate on these short-term borrowings was 0.7% per annum at March 31, 2009. Based on total short-term borrowings at March 31, 2009, a change in interest rate of 100 basis points would increase or decrease pre-tax earnings and cash flows of Laclede Group by approximately $2.4 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. Although Laclede Gas borrowed funds from Laclede Group from time to time within the six months ended March 31, 2009, there were no such borrowings outstanding at the end of the period. The Utility had short-term borrowings (including borrowings from Laclede Group) aggregating to a maximum of $386.4 million at any one time during the six months ended March 31, 2009. Excluding borrowings from Laclede Group, the Utility’s maximum borrowings for the period were $309.9 million.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation, and amortization (EBITDA) to be at least 2.25 times interest expense. On March 31, 2009, total debt was 60% of total capitalization. For the twelve months ended March 31, 2009, EBITDA was 3.88 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, $40 million of which expires in August 2009 and $10 million of which expires in October 2009, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 54% on March 31, 2009. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the six months ended March 31, 2009.

Long-term Debt

At March 31, 2009, Laclede Gas had fixed-rate long-term debt totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Equity and Shelf Registrations

Laclede Gas has on file with the Securities and Exchange Commission (SEC) an effective shelf registration on Form S-3 for issuance of $350 million of First Mortgage Bonds, unsecured debt, and preferred stock, of which $270 million remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities, of which $371.1 million remained available under this authorization as of March 31, 2009. During the six months ended March 31, 2009, pursuant to this authority, the Utility sold 1,198 shares of its common stock to Laclede Group for $41.3 million. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.

Laclede Group has on file an automatic shelf registration on Form S-3 with the SEC that allows for the issuance of equity securities and debt securities. No securities have been issued under this registration statement, which expires November 26, 2011. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions. In addition, Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. At March 31, 2009, there were 391,370 shares remaining available for issuance under this Form S-3.

On March 31, 2009, Laclede Gas redeemed all of its outstanding 5% Series B and 4.56% Series C preferred stock, totaling $0.6 million, at its par value of $25 per share in addition to the dividend paid on that same date.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2014. At March 31, 2009, the maximum guarantees under these leases were $1.8 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2009, the carrying value of the liability recognized for these guarantees was $0.3 million.

Laclede Group had guarantees totaling $82.5 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2009. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $6.0 million bringing the total to $88.5 million in guarantees outstanding at April 29, 2009. No amounts have been recorded for these guarantees in the financial statements.

Other

Utility capital expenditures were $25.7 million for the six months ended March 31, 2009, compared with $26.4 million for the same period last year. Non-utility capital expenditures were $0.9 million for the six months ended March 31, 2009, compared with $1.3 million for the six months ended March 31, 2008.

Consolidated capitalization at March 31, 2009 consisted of 57.8% Laclede Group common stock equity and 42.2% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2009 and at September 30, 2008, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Delayed and Advance customer billings. The Consolidated Balance Sheet at March 31, 2008 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of March 31, 2009, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	2014 and thereafter
Principal Payments on Long-Term Debt	$390.0	$—	$25.0	$25.0	$340.0
Interest Payments on Long-Term Debt	521.8	12.3	48.4	45.1	416.0
Operating Leases (a)	15.8	2.7	8.1	3.6	1.4
Purchase Obligations – Natural Gas (b)	1,625.4	287.8	826.7	466.8	44.1
Purchase Obligations – Other (c)	108.1	10.0	25.5	17.6	55.0
Total (d)	$2,661.1	$312.8	$933.7	$558.1	$856.5

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2009 New York Mercantile Exchange (NYMEX) futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term liabilities have been excluded from the table above because there are no applicable amounts of contractual obligations under these categories. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $1.5 million during the remainder of fiscal year 2009. Laclede Gas anticipates a $0.7 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2009. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $6.6 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2009. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 4, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 6 to the Consolidated Financial Statements.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. As part of LER’s risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At March 31, 2009, LER’s unmatched positions are not material to Laclede Group’s financial position or results of operations. For details related to LER’s derivatives and hedging activities, see Note 6 to the Consolidated Financial Statements.

LER has concentrations of credit risk in that a significant portion of its revenues and related accounts receivable are from wholesale sales made to customers that are (or are associated with) major energy producers or utility companies. These concentrations of sales to major energy producers and utility companies have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these two groups of wholesale customers may be affected similarly by changes in economic, industry or other conditions. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 7 to the Consolidated Financial Statements.

The Company is also subject to interest rate risk associated with its long-term and short-term debt issuances. Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for information about the effect of changes in interest rates.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 15 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008. For changes during the six months ended March 31, 2009, see Note 10 to the Consolidated Financial Statements of this report.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 38 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 15 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008 and Note 10 to the Consolidated Financial Statements of this report. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 33 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2009, the Board of Directors of Laclede Gas approved the sale of 11 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.4 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of The Laclede Group, Inc. was held on January 29, 2009. Below are the matters voted upon at the meeting.

The following individuals were elected to the Board of Directors of The Laclede Group:

Director	Votes in Favor	Votes Against
Arnold W. Donald	19,110,884	896,314
Anthony V. Leness	19,491,749	515,449
William E. Nasser	19,410,065	597,133

The other matters received the following votes:

Proposal	Votes In Favor	Votes Against	Abstain	Broker Non-Votes
Ratify appointment of Deloitte & Touche LLP as independent registered public accountant for fiscal year 2009	19,505,666	387,903	113,627	NA
Approve amendments to the Company’s Restricted Stock Plan for Non-Employee Directors	13,539,581	1,588,084	217,912	4,661,621

Item 5. Other Information

LER and CenterPoint Energy Gas Transmission Company on March 31, 2009 executed an amendment and restatement of the Firm (Rate Schedule FT) Transportation Service Agreement TSA No. 1006667 effective April 1, 2009. Under this amendment and restatement, the term of the contract was extended to October 31, 2013. The contract is included as exhibit 10.2 to this Form 10-Q.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	April 29, 2009	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	April 29, 2009	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-
Restricted Stock Plan for Non-Employee Directors as amended and effective January 29, 2009, incorporated by reference from appendix A to the Company’s proxy statement, filed December 22, 2008 (File No. 1-16681).

10.2	-	Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and CenterPoint Energy Gas Transmission Company TSA #1006667.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.