Form 10-Q
period 2009-06-30
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2009-07-31
CIK 57183, 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc.	Missouri	74-2976504
1-1822	Laclede Gas Company	Missouri	43-0368139

720 Olive Street
St. Louis, MO 63101
314-342-0500

Indicate by check mark if the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

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

The Laclede Group, Inc.:

Large accelerated filer	[ X ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Laclede Gas Company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	July 31, 2009
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	22,167,303
Laclede Gas Company:	Common Stock ($1.00 Par Value)	11,623 *
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

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2009	2008	2009	2008

Operating Revenues:
Regulated Gas Distribution	$160,332	$189,598	$958,901	$1,017,579
Non-Regulated Gas Marketing	148,442	314,646	681,071	735,831
Other	1,170	1,244	3,296	3,774
Total Operating Revenues	309,944	505,488	1,643,268	1,757,184
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	87,841	112,896	656,244	713,263
Other operation expenses	33,900	34,285	110,452	108,487
Maintenance	6,659	6,543	20,454	18,592
Depreciation and amortization	9,190	8,819	27,489	26,295
Taxes, other than income taxes	13,821	14,549	60,395	60,485
Total Regulated Gas Distribution Operating Expenses	151,411	177,092	875,034	927,122
Non-Regulated Gas Marketing	141,512	308,035	637,600	714,928
Other	818	1,102	2,503	3,815
Total Operating Expenses	293,741	486,229	1,515,137	1,645,865
Operating Income	16,203	19,259	128,131	111,319
Other Income and (Income Deductions) – Net	1,331	(836)	2,317	2,889
Interest Charges:
Interest on long-term debt	6,146	4,876	18,437	14,877
Interest on long-term debt to unconsolidated affiliate trust	—	347	—	486
Other interest charges	737	1,189	4,551	7,408
Total Interest Charges	6,883	6,412	22,988	22,771
Income from Continuing Operations Before Income Taxes
and Dividends on Laclede Gas Redeemable Preferred Stock	10,651	12,011	107,460	91,437
Income Tax Expense	3,774	2,902	38,451	30,713
Dividends on Laclede Gas Redeemable Preferred Stock	—	8	15	27
Income from Continuing Operations	6,877	9,101	68,994	60,697
Income from Discontinued Operations, Net
of Income Tax (Note 2)	—	158	—	20,819
Net Income	$6,877	$9,259	$68,994	$81,516

Average Number of Common Shares Outstanding:
Basic	21,904	21,701	21,884	21,614
Diluted	22,018	21,815	22,016	21,707

Basic Earnings Per Share of Common Stock:
Income from Continuing Operations	$0.31	$0.42	$3.15	$2.81
Income from Discontinued Operations	—	0.01	—	0.96
Net Income	$0.31	$0.43	$3.15	$3.77

Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations	$0.31	$0.41	$3.13	$2.80
Income from Discontinued Operations	—	0.01	—	0.96
Net Income	$0.31	$0.42	$3.13	$3.76

Dividends Declared Per Share of Common Stock	$0.385	$0.375	$1.155	$1.125

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008

Net Income	$6,877	$9,259	$68,994	$81,516
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain (loss) arising during period	(635)	(10,388)	6,406	(16,266)
Reclassification adjustment for (gains) losses included in net income	(3,824)	3,256	(14,391)	(1,184)
Net unrealized losses on cash flow hedging
derivative instruments	(4,459)	(7,132)	(7,985)	(17,450)
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	49	43	149	129
Other Comprehensive Loss, Before Tax	(4,410)	(7,089)	(7,836)	(17,321)
Income Tax Benefit Related to Items of Other
Comprehensive Loss	(1,695)	(2,739)	(3,012)	(6,692)
Other Comprehensive Loss, Net of Tax	(2,715)	(4,350)	(4,824)	(10,629)
Comprehensive Income	$4,162	$4,909	$64,170	$70,887

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2009	2008	2008

ASSETS
Utility Plant	$1,268,173	$1,229,174	$1,215,336
Less: Accumulated depreciation and amortization	419,165	405,977	402,229
Net Utility Plant	849,008	823,197	813,107

Non-utility property	4,554	3,793	3,952
Other investments	45,090	43,314	43,226
Other Property and Investments	49,644	47,107	47,178

Current Assets:
Cash and cash equivalents	89,075	14,899	32,971
Accounts receivable:
Utility	95,691	98,708	106,566
Non-utility	47,437	102,389	119,017
Other	11,345	10,486	4,890
Allowances for doubtful accounts	(13,409)	(12,624)	(14,107)
Delayed customer billings	10,530	—	18,389
Inventories:
Natural gas stored underground at LIFO cost	53,202	206,267	84,205
Propane gas at FIFO cost	19,846	19,911	19,907
Materials, supplies, and merchandise at average cost	5,055	5,301	5,699
Derivative instrument assets	17,429	57,210	18,948
Unamortized purchased gas adjustments	4,769	33,411	3,341
Deferred income taxes	—	—	9,245
Prepayments and other	31,732	25,950	19,847
Total Current Assets	372,702	561,908	428,918

Deferred Charges:
Regulatory assets	388,869	334,755	267,574
Other	5,781	5,688	4,409
Total Deferred Charges	394,650	340,443	271,983
Total Assets	$1,666,004	$1,772,655	$1,561,186

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands, except share amounts)	2009	2008	2008

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,157,980 21,993,473, and 21,961,795 shares issued, respectively)	$22,158	$21,993	$21,962
Paid-in capital	152,904	147,241	144,955
Retained earnings	356,239	312,808	324,694
Accumulated other comprehensive income (loss)	(387)	4,437	(8,772)
Total Common Stock Equity	530,914	486,479	482,839
Laclede Gas redeemable preferred stock (less current sinking fund requirements)	—	467	467
Long-term debt – Laclede Gas	389,225	389,181	309,167
Total Capitalization	920,139	876,127	792,473

Current Liabilities:
Notes payable	133,000	215,900	58,600
Accounts payable	79,303	159,580	191,402
Advance customer billings	—	25,548	—
Current portion of preferred stock	—	160	160
Wages and compensation accrued	13,736	12,197	13,267
Dividends payable	8,688	8,400	8,326
Customer deposits	13,839	14,020	14,923
Interest accrued	6,367	10,094	6,204
Taxes accrued	24,712	11,387	26,313
Deferred income taxes current	9,717	11,669	—
Other	10,752	10,249	6,257
Total Current Liabilities	300,114	479,204	325,452

Deferred Credits and Other Liabilities:
Deferred income taxes	244,971	222,761	233,368
Unamortized investment tax credits	3,809	3,973	4,030
Pension and postretirement benefit costs	101,991	98,513	71,164
Asset retirement obligations	26,238	26,833	27,300
Regulatory liabilities	45,231	42,191	84,436
Other	23,511	23,053	22,963
Total Deferred Credits and Other Liabilities	445,751	417,324	443,261
Total Capitalization and Liabilities	$1,666,004	$1,772,655	$1,561,186

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
(Thousands)	2009	2008

Operating Activities:
Net Income	$68,994	$81,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(44,491)
Depreciation, amortization, and accretion	27,709	27,828
Deferred income taxes and investment tax credits	13,771	(6,247)
Other – net	2,451	3,225
Changes in assets and liabilities:
Accounts receivable – net	57,895	(67,513)
Unamortized purchased gas adjustments	28,642	9,472
Deferred purchased gas costs	(43,926)	72,856
Accounts payable	(78,306)	92,780
Delayed customer billings - net	(36,078)	(43,829)
Taxes accrued	13,307	5,391
Natural gas stored underground	142,979	54,051
Other assets and liabilities	22,319	8,215
Net cash provided by operating activities	219,757	193,254

Investing Activities:
Proceeds from sale of discontinued operations	—	83,554
Capital expenditures	(39,535)	(41,503)
Other investments	(460)	(76)
Proceeds from unconsolidated affiliate trust’s redemption of its common securities	—	1,400
Net cash (used in) provided by investing activities	(39,995)	43,375

Financing Activities:
Maturity of First Mortgage Bonds	—	(40,000)
Redemption of long-term debt to unconsolidated affiliate trust	—	(46,400)
Issuance (repayment) of short-term debt – net	(82,900)	(152,800)
Changes in book overdrafts	552	—
Issuance of common stock	3,304	7,284
Non-employee directors’ restricted stock awards	(570)	(421)
Dividends paid	(25,278)	(24,197)
Preferred stock reacquired	(627)	(160)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(675)	—
Excess tax benefits from stock-based compensation	724	293
Other	(116)	(3)
Net cash used in financing activities	(105,586)	(256,404)

Net Increase (Decrease) in Cash and Cash Equivalents	74,176	(19,775)
Cash and Cash Equivalents at Beginning of Period	14,899	52,746
Cash and Cash Equivalents at End of Period	$89,075	$32,971

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$26,355	$30,109
Income taxes	9,738	40,924

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2009 and 2008, for the Utility, were $10.1 million and $10.9 million, respectively. The amount of accrued unbilled revenue at September 30, 2008 was $13.5 million.
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
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Utility Operating Revenues for the quarters ended June 30, 2009 and 2008 were $8.4 million, and $9.0 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2009 and 2008 were $47.0 million and $47.2 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, Other Than Income Taxes line.
SUBSEQUENT EVENTS - The preparation of financial statements in accordance with generally accepted accounting principles requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event is required. In preparing its Consolidated Financial Statements, the Company has evaluated subsequent events known through the time of this filing on July 31, 2009, the date the Consolidated Financial Statements were issued.
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

Restricted Stock Awards

During the nine months ended June 30, 2009, the Company awarded 89,850 performance-contingent restricted shares and share units to executive officers at a weighted average grant fair value of $47.17 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units were awarded on November 5, 2008 and have a performance period ending September 30, 2011, during which participants are entitled to receive full dividends and voting rights on the target level, or 59,900 shares. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors may reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.

On November 2, 2008, 43,000 shares of performance-contingent restricted stock, awarded on November 2, 2005, vested. On that date, the Company withheld 12,615 of these vested shares at an average price of $53.48 per share pursuant to elections by employees to satisfy tax withholding obligations.
Performance-contingent restricted stock and performance-contingent restricted stock unit activity for the nine months ended June 30, 2009 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2008	179,100	$31.40

Granted	89,850	$47.17
Vested	(43,000)	$30.46
Forfeited	—	$—

Nonvested at June 30, 2009	225,950	$37.85

On November 5, 2008, the Company awarded 27,100 shares of time-vested restricted stock to executives and key employees at a weighted average grant date fair value of $50.89 per share. These shares vest November 5, 2011. On March 31, 2009, the Company also awarded 800 shares of time-vested restricted stock to key employees at a weighted average grant date fair value of $38.98 per share. These shares vest April 1, 2012. In the interim, participants receive full dividends and voting rights.
During the nine months ended June 30, 2009, the Company awarded 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $46.52 per share. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for the nine months ended June 30, 2009 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2008	56,850	$32.36

Granted	40,400	$49.30
Vested	(5,400)	$42.36
Forfeited	(800)	$42.57

Nonvested at June 30, 2009	91,050	$39.20

Stock Option Awards

Stock option activity for the nine months ended June 30, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2008	415,850	$30.84

Granted	—	$—
Exercised	(54,125)	$30.63
Forfeited	(3,000)	$33.45
Expired	(2,500)	$32.26

Outstanding at June 30, 2009	356,225	$30.84	5.6	$965

Fully Vested and Expected to Vest at June 30, 2009	351,158	$30.80	5.6	$961

Exercisable at June 30, 2009	283,850	$30.14	5.3	$907

The closing price of the Company’s common stock was $33.13 at June 30, 2009.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008

Total compensation cost	$970	$508	$3,069	$1,930
Compensation cost capitalized	(198)	(112)	(631)	(410)
Compensation cost recognized in net income	772	396	2,438	1,520
Income tax benefit recognized in net income	(298)	(153)	(940)	(587)
Compensation cost recognized in net income,
net of income tax	$474	$243	$1,498	$933

As of June 30, 2009, there was $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

NEW ACCOUNTING STANDARDS - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company partially adopted SFAS No. 157 on October 1, 2008 and elected the one-year deferral allowed by FASB Staff Position (FSP) No. FAS 157-2, which permits delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS No. 157 had no impact on the Company’s financial position or results of operations. For disclosures required pursuant to SFAS No. 157, see Note 6, Fair Value Measurements. The Company will adopt SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities (primarily asset retirement obligations) as of the beginning of fiscal year 2010 and does not anticipate that such adoption will have a material impact on the Company’s financial position or results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for the Company’s interim and annual financial statements beginning with the second quarter of fiscal year 2009. The Statement does not require disclosures for periods prior to initial adoption. The adoption of this standard had no effect on the Company’s financial position or results of operations. For disclosures required pursuant to SFAS No. 161, see Note 7, Derivative Instruments and Hedging Activities.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described by SFAS No. 128, “Earnings per Share.” The guidance in this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP will be effective for Laclede Group as of the beginning of fiscal year 2010. The FSP requires that the guidance be applied retrospectively to all prior-period EPS data presented. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, will be deemed participating securities under this FSP. Upon adoption of this FSP, application of the two-class method will result in reductions to basic and diluted EPS. Based on currently outstanding awards, the Company believes such reductions will not be material. Reported net income and cash flows will be unaffected. The Company will retrospectively adjust comparative prior-period EPS amounts beginning in the first quarter of fiscal 2010.
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
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires entities to provide disclosure of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet, in interim reporting periods. Prior to the issuance of this FSP, such disclosures were required only in annual reporting periods. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Laclede Group adopted this FSP in the third quarter of fiscal year 2009. See Note 5, Fair Value of Financial Instruments, for the required disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Statement carries forward the guidance on this topic that is currently contained in the auditing literature, with certain minor changes that are not expected to significantly affect current practice. The Company adopted the Statement on a prospective basis in the third quarter of fiscal 2009. The adoption of this Statement had no effect on the Company’s financial statements. For disclosure of the date through which the Company has evaluated subsequent events, see the Subsequent Events section above.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This Statement is a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which the Company previously adopted on November 15, 2008 without any effect on the consolidated financial statements. SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Laclede Group is required to adopt SFAS No. 168 in the fourth quarter of fiscal year 2009. The Codification does not change GAAP, but it reorganizes the guidance into approximately 90 different topics using a consistent structure. Accordingly, the Company expects that adoption of SFAS No. 168 will have no effect on its financial position, results of operations, or cash flows. Upon adoption of SFAS No. 168, essentially all existing non-Securities and Exchange Commission accounting guidance not included in the Codification is superseded and deemed nonauthoritative. As such, upon adoption, the Company will modify certain references to specific accounting standards included in its filings.

2.	DISCONTINUED OPERATIONS

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary, SM&P Utility Resources, Inc. (SM&P), to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that previously comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. For information concerning Laclede Group’s obligations under these provisions, see Note 11, Commitments and Contingencies.
In accordance with generally accepted accounting principles, the operating results of SM&P have been aggregated and reported on the Statements of Consolidated Income as Income from Discontinued Operations, Net of Income Tax. The Company has reported in discontinued operations interest expense based on amounts previously recorded by SM&P. For the nine months ended June 30, 2008, discontinued operations includes pre-tax interest expense of $1.6 million. Discontinued operations does not include general corporate overhead expense. Income from Discontinued Operations reported in the Statements of Consolidated Income consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008

Operating revenues	$—	$—	$—	$65,423

Loss from operations	—	—	—	(9,387)
Gain on disposal	—	—	—	44,491
Pre-tax income	—	—	—	35,104
Income tax expense (benefit)	—	(158)	—	14,285
Income From Discontinued Operations	$—	$158	$—	$20,819

Income from Discontinued Operations for the quarter ended June 30, 2008 was $0.2 million due to minor income tax adjustments related to the gain on disposal.

3.	EARNINGS PER SHARE

SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS does not include potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the issuance of common shares pursuant to the Company’s stock-based compensation plans at the beginning of each respective period, or at the date of grant or award, if later. Shares attributable to stock options and time-vested restricted stock are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2009	2008	2009	2008

Basic EPS:
Income from Continuing Operations	$6,877	$9,101	$68,994	$60,697

Weighted Average Shares Outstanding	21,904	21,701	21,884	21,614
Earnings Per Share of Common Stock from
Continuing Operations	$0.31	$0.42	$3.15	$2.81

Diluted EPS:
Income from Continuing Operations	$6,877	$9,101	$68,994	$60,697

Weighted Average Shares Outstanding	21,904	21,701	21,884	21,614
Dilutive Effect of Stock Options
and Restricted Stock	114	114	132	93
Weighted Average Diluted Shares	22,018	21,815	22,016	21,707

Earnings Per Share of Common Stock from
Continuing Operations	$0.31	$0.41	$3.13	$2.80

Outstanding Shares Excluded from the Calculation of Diluted EPS Attributable to:
Antidilutive stock options	83	—	—	—
Antidilutive time-vested restricted stock	36	—	10	—
Performance-contingent restricted stock	163	149	163	149
Total	282	149	173	149

4.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2009, the Company modified the calculation of future benefits under the primary plan from a years of service and final average compensation formula to a cash balance formula, which accrues benefits based on a percentage of compensation. Benefits attributable to plan participation prior to January 1, 2009 will be based on final average compensation at the date of termination of employment and years of service earned through January 1, 2009. Plan assets consist primarily of corporate and U.S. government obligations and pooled equity funds.
Pension costs for both the quarters ending June 30, 2009 and 2008 were $1.5 million, including amounts charged to construction. Pension costs for both the nine months ended June 30, 2009 and 2008 were $4.6 million, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008

Service cost – benefits earned
during the period	$1,817	$3,243	$7,119	$9,728
Interest cost on projected
benefit obligation	5,230	4,670	15,727	14,010
Expected return on plan assets	(5,234)	(5,162)	(15,703)	(15,487)
Amortization of prior service cost	258	272	776	816
Amortization of actuarial loss	774	791	2,322	2,373
Sub-total	2,845	3,814	10,241	11,440
Regulatory adjustment	(1,296)	(2,280)	(5,594)	(6,840)
Net pension cost	$1,549	$1,534	$4,647	$4,600

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the nine months ended June 30, 2009 and June 30, 2008.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.8 million annually effective August 1, 2007. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended June 30, 2009 and 2008 were $1.9 million, including amounts charged to construction. Postretirement benefit costs for both the nine months ended June 30, 2009 and 2008 were $5.7 million, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008

Service cost – benefits earned
during the period	$1,283	$1,140	$3,849	$3,420
Interest cost on accumulated
postretirement benefit obligation	1,169	977	3,509	2,931
Expected return on plan assets	(594)	(509)	(1,782)	(1,528)
Amortization of transition obligation	34	34	102	102
Amortization of prior service cost	(582)	(582)	(1,746)	(1,746)
Amortization of actuarial loss	878	746	2,632	2,238
Sub-total	2,188	1,806	6,564	5,417
Regulatory adjustment	(278)	104	(833)	314
Net postretirement benefit cost	$1,910	$1,910	$5,731	$5,731

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
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. Previously, the recovery in rates for the postretirement benefit costs was based on an alternative methodology for amortization of unrecognized gains and losses as ordered by the MoPSC. The Commission ordered that the recovery in rates be based on an annual allowance of $7.6 million, effective August 1, 2007. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments at June 30, 2009 are as follows:

(Thousands)	Carrying Amount	Fair Value

Cash and cash equivalents	$89,075	$89,075
Marketable securities	9,506	9,506
Derivative instrument assets	17,429	17,429
Short-term debt	133,000	133,000
Long-term debt	389,225	387,996

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair value of long-term debt is based on market prices for similar issues. The fair values of marketable securities and derivative instrument assets are valued as described in Note 6, Fair Value Measurements.

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
The following table categorizes the assets and liabilities in the Consolidated Balance Sheet that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

As of June 30, 2009
(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
Assets
Marketable securities	$9,506	$—	$—	$—	$9,506
Derivative instruments	10,779	400	—	6,250	17,429
Total	$20,285	$400	$—	$6,250	$26,935

Liabilities
Derivative instruments	$88,188	$—	$—	$(88,188)	$—

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

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At June 30, 2009, Laclede Gas held 0.6 million gallons of gasoline futures contracts at an average price of $1.32 per gallon and 0.04 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $1.30 per gallon. Most of these futures contracts, the longest of which extends to 2010, are designated as cash flow hedges of forecasted transactions pursuant to SFAS No. 133. The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into commitments associated with the purchase or sale of natural gas. Most of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of SFAS No. 133 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value pursuant to SFAS No. 133. At June 30, 2009, LER had 4.5 million MMBtu of non-exchange traded natural gas commodity contracts for which the normal purchases and normal sales scope exception was not elected, the longest of which extends to October 2009. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At June 30, 2009, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are designated as cash flow hedges of forecasted transactions pursuant to SFAS No. 133.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in Other Comprehensive Income (OCI). Accumulated Other Comprehensive Income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at June 30, 2009, it is expected that approximately $2.3 million of pre-tax unrealized gains will be reclassified into the Statements of Consolidated Income during the next twelve months. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.1 million for the quarter ended June 30, 2009 and $2.6 million for the nine months ended June 30, 2009. The net amount of pre-tax losses recognized in earnings for the ineffective portion of cash flow hedges was $0.9 million for the quarter ended June 30, 2008 and $1.3 million for the nine months ended June 30, 2008. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at June 30, 2009 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2009	—	$—	0.60	$5.97
Fiscal 2010	—	—	6.72	5.77

Open long futures positions
Fiscal 2009	3.82	$8.68	—	$—
Fiscal 2010	14.55	8.78	0.72	4.77
Fiscal 2011	6.58	8.55	—	—
Fiscal 2012	0.60	8.31	0.75	7.71

At June 30, 2009, Laclede Gas also had 18.4 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

	Location of Gain (Loss) Recorded in Income	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009 (a)
(Thousands)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI on derivative:
NYMEX natural gas contracts		$(907)	$3,989
NYMEX gasoline and heating oil contracts		272	378
Total		$(635)	$4,367

Effective portion of gain (loss) reclassified from accumulated OCI to income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenue	$6,807	$11,217

	Non-Regulated Gas Marketing
	Operating Expense	(3,017)	(5,132)
Sub-total		3,790	6,085
	Other Regulated Gas
NYMEX gasoline and heating oil contracts	Distribution Operating Expenses	34	34
Total		$3,824	$6,119

Ineffective portion of gain (loss) on derivative recognized in income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenue	$300	$482

	Non-Regulated Gas Marketing
	Operating Expense	(208)	(141)
Sub-total		92	341
NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	50	81
Total		$142	$422

Derivatives Not Designated as Hedging Instruments under SFAS No. 133 (b)

Gain recognized in income on derivative:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$286	$450

NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) – Net	10	17
Total		$296	$467

(a)	The Company prospectively adopted SFAS No. 161 in the second quarter of fiscal year 2009. Accordingly, amounts disclosed in this column exclude activity prior to January 1, 2009.
(b)
Gains and losses on Laclede Gas’ NYMEX natural gas derivative instruments, which are not designated as hedging instruments under SFAS No. 133, are deferred and recorded as regulatory assets or regulatory liabilities pursuant to SFAS No. 71. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Consolidated Income.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments under SFAS No. 133

NYMEX natural gas contracts	Derivative Instrument Assets	$4,632		Derivative Instrument Assets	$982

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	387		Derivative Instrument Assets	—
Sub-total		5,019			982

Derivatives not designated as hedging instruments under SFAS No. 133

NYMEX natural gas contracts	Derivative Instrument Assets	5,751		Derivative Instrument Assets	87,206

Natural gas commodity contracts	Derivative Instrument Assets	400		Other Current Liabilities	—

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	9		Derivative Instrument Assets	—
Sub-total		6,160			87,206
Total derivatives		$11,179			$88,188

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. At June 30, 2009, the amounts excluded were $94.6 million in receivables and $0.2 million in payables, all of which were associated with NYMEX contracts. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Consolidated Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 6, Fair Value Measurements, for information on the valuation of derivative instruments.

8.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s revenues and related accounts receivable are from wholesale sales made to customers that are (or are associated with) major energy producers or utility companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. These concentrations of sales to major energy producers and utility companies have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these two groups of wholesale customers may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from large customers in other industries, LER has established procedures to determine the creditworthiness of its customers. These include obtaining credit ratings and credit reports, analyzing customer financial statements to assess financial condition, and considering the industry environment in which the customer operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to major energy producers and their marketing affiliates amounted to $22.1 million, or 48.6% of LER’s total accounts receivable at June 30, 2009. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $11.3 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $10.6 million of LER’s total accounts receivable, or 23.3% at June 30, 2009 and net receivable amounts from these customers, reflecting netting arrangements, were $7.8 million.

9.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2009	2008	2009	2008

Interest income	$631	$738	$2,433	$3,558
Other income	927	472	2,264	1,192
Other income deductions	(227)	(2,046)	(2,380)	(1,861)
Other Income and (Income Deductions) – Net	$1,331	$(836)	$2,317	$2,889

The increase in Other Income and (Income Deductions) – Net for the quarter ended June 30, 2009, compared with the quarter ended June 30, 2008 was primarily due to the effect of a loss on the redemption of long-term debt (primarily unamortized issuance costs), recognized during the quarter ended June 30, 2008, and higher net investment income this quarter.
The decrease in Other Income and (Income Deductions) – Net for the nine months ended June 30, 2009, compared with the nine months ended June 30, 2008, was primarily due to lower interest income and the effect of a benefit recognized during the nine months ended June 30, 2008 from the reversal of certain tax-related expenses pursuant to FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” These factors were largely offset by the effect of a loss on the redemption of long-term debt (primarily unamortized issuance costs), recognized during the quarter ended June 30, 2008, and higher net investment income this year.

10.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated merchandise sales business. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of SFAS No. 71. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment Revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.

		Non-
	Regulated	Regulated		Unallocated
	Gas	Gas		&
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
June 30, 2009
Revenues from external
customers	$157,626	$144,580	$892	$—	$303,098
Intersegment revenues	2,706	3,862	278	—	6,846
Total Operating Revenues	160,332	148,442	1,170	—	309,944
Income from continuing
operations	2,329	4,266	282	—	6,877
Total assets of continuing
operations	1,488,404	151,360	125,070	(98,830)	1,666,004

Nine Months Ended
June 30, 2009
Revenues from external
customers	$954,422	$659,782	$2,499	$—	$1,616,703
Intersegment revenues	4,479	21,289	797	—	26,565
Total Operating Revenues	958,901	681,071	3,296	—	1,643,268
Income from continuing
operations	40,647	27,465	882	—	68,994
Total assets of continuing
operations	1,488,404	151,360	125,070	(98,830)	1,666,004

Three Months Ended
June 30, 2008
Revenues from external
customers	$189,597	$311,609	$984	$—	$502,190
Intersegment revenues	1	3,037	260	—	3,298
Total Operating Revenues	189,598	314,646	1,244	—	505,488
Income (Loss) from continuing
operations	5,501	4,267	(667)	—	9,101
Total assets of continuing
operations	1,382,002	177,893	113,369	(112,078)	1,561,186

Nine Months Ended
June 30, 2008
Revenues from external
customers	$1,016,302	$728,017	$2,995	$—	$1,747,314
Intersegment revenues	1,277	7,814	779	—	9,870
Total Operating Revenues	1,017,579	735,831	3,774	—	1,757,184
Income (Loss) from continuing
operations	46,579	14,782	(400)	(264)	60,697
Total assets of continuing
operations	1,382,002	177,893	113,369	(112,078)	1,561,186

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2009 are estimated at approximately $1.6 billion. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2014. At June 30, 2009, the maximum guarantees under these leases are $1.7 million. As of June 30, 2009, the Utility believes that it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2009, the carrying value of the liability recognized for these guarantees was $0.3 million.
Laclede Group had guarantees totaling $80.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2009. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $4.5 million bringing the total to $84.8 million in guarantees outstanding at July 31, 2009. No amounts have been recorded for these guarantees in the financial statements. As of June 30, 2009, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

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
As reported in Note 2, Discontinued Operations, during the quarter ended March 31, 2008, the Company sold 100% of its interest in its wholly-owned subsidiary SM&P. The sales agreement (Agreement) includes representations and warranties customary for such transactions, including, among others, representations and warranties of the parties as to brokers’ fees; of SM&P as to its financial status, contracts, title to and condition of personal and real property, taxes, legal compliance, environmental matters, employee benefits, and intellectual property. The Agreement also includes customary indemnification provisions under which Laclede’s aggregate indemnification obligations are limited to a maximum of $7.0 million for most claims. Obligations subject to this maximum apply only in the event claims exceed a stated deductible, both individually and in the aggregate. However, this maximum limitation and deductible do not apply to obligations associated with taxes, employee benefits, title to personal property, and certain other fundamental representations and warranties. A maximum potential future payment amount cannot be estimated for these obligations. The terms of the indemnifications in the Agreement are generally dependent upon the statute of limitations applicable to the particular representations and warranties made by the Company, although certain representations and warranties have an indefinite life under the Agreement. As of June 30, 2009, the carrying amount of the liability recognized for these indemnification obligations was $0.2 million, based on the Company’s assessment of risk, which is believed to be low.
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

•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability; particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

THE LACLEDE GROUP, INC.

RESULTS OF OPERATIONS

Overview

Laclede Group’s earnings are primarily derived from the regulated activities of its largest subsidiary, Laclede Gas Company (Laclede Gas or the Utility), Missouri’s largest natural gas distribution company. Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, Laclede Group’s earnings are seasonal in nature and are typically concentrated in the November through April period, which generally corresponds with the heating season.

On March 31, 2008, the Company completed the sale of 100% of its interest in its wholly-owned subsidiary SM&P Utility Resources, Inc. (SM&P) to Stripe Acquisition, Inc. (an affiliate of Kohlberg Management VI, LLC) for $85 million in cash, subject to certain closing and post-closing adjustments. SM&P is an underground facilities locating and marking business that formerly comprised Laclede Group’s Non-Regulated Services operating segment. The sales agreement included representations, warranties, and indemnification provisions customary for such transactions and was filed as an exhibit to the March 31, 2008 Form 10-Q. In accordance with generally accepted accounting principles, the results of operations for SM&P are reported as discontinued operations in the Statements of Consolidated Income.

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

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating financial condition and results of operations and managing the business:

Regulated Gas Distribution Segment:

•	the Utility’s ability to recover the costs of distribution of natural gas to its customers;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•	adjusting to changes in the regulatory environment as well as decisions by regulators that impact the Utility’s ability to earn its authorized rate of return;
•	managing the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,
•	managing the business in a period of natural gas price volatility.

Non-Regulated Gas Marketing Segment:

•	managing the risks of competition;
•	regional fluctuations in natural gas prices;
•	new national pipeline infrastructure projects;
•	managing access to credit and/or capital markets; and,
•	managing counterparty risks.

Futher information regarding how management seeks to manage these key variables is discussed below.

Laclede Group’s strategy continues to include efforts to improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

As for the Utility, mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and return continues to be a fundamental component of Laclede Group’s strategy. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC. As previously reported, Laclede Gas has undertaken an evaluation of the Utility’s natural gas storage field, which was developed more than 50 years ago, to assess the field’s current and future capabilities. While not yet complete, the assessment has provided information that should result in improved efficiencies in managing the operation of the field. Based on this initial assessment, inventory balances included in the Consolidated Balance Sheet as of June 30, 2009 have been reclassified consistent with the results of the evaluation and management’s expectations regarding the future operation of the storage field. In addition, Laclede Gas is working continually to improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s 2007 rate case resulted in enhancements to the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. The Utility’s income from off-system sales remains subject to fluctuations in market conditions. Effective October 1, 2007, the Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory Matters section on page 34 of this report for additional information on regulatory issues.

While the price of natural gas has moderated recently, Laclede Gas continues to work actively to reduce the impact of higher costs associated with wholesale natural gas prices by strategically structuring its natural gas supply portfolio to increase its gas supply availability and pricing alternatives and through the use of derivative instruments to protect its customers from significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. High natural gas prices and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers. Long-term increases in the wholesale cost of natural gas supplies may adversely impact the Utility’s competitive position compared with alternative energy sources.

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management continues to focus on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 37 for additional information.

LER continues to focus on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER is working to assemble the team, technology, and resources necessary to expand its geographic service area and the range of services that it now provides. Nevertheless, income from LER’s operations is subject to fluctuations in market conditions. LER’s business is directly impacted by the effects of competition in the marketplace and the impact of new pipeline infrastructure on regional commodity prices of natural gas.

In addition to its operating cash flows, LER relies on parental guarantees to secure its purchase and sales obligations of natural gas. A large portion of LER’s receivables are from customers in the energy industry. In addition, LER may enter into netting arrangements with its energy counterparties to reduce overall credit and collateral exposure. Although LER’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect LER’s liquidity and results.

LER carefully monitors the creditworthiness of counterparties to its transactions. LER performs in-house credit reviews of potential customers and requires prepayments or letters of credit from non-investment grade customers. Credit limits for customers are established and monitored.

Quarter Ended June 30, 2009

Earnings

Overview – Net Income (Loss) by Operating Segment	Quarter Ended
	June 30,
(Millions, after-tax)	2009	2008

Regulated Gas Distribution	$2.3	$5.5
Non-Regulated Gas Marketing	4.3	4.3
Other	0.3	(0.7)
Income from Continuing Operations	6.9	9.1
Income from Discontinued Operations	—	0.2
Net Income	$6.9	$9.3

Laclede Group’s consolidated net income was $6.9 million for the quarter ended June 30, 2009, compared with $9.3 million for the quarter ended June 30, 2008. Basic and diluted earnings per share for the quarter ended June 30, 2009 were $0.31, compared with basic and diluted earnings per share of $0.43 and $0.42, respectively, reported for the same quarter last year. The decrease was primarily due to lower income reported by Laclede Group’s Regulated Gas Distribution segment. Variations in net income were primarily attributable to the factors described below.

Regulated Gas Distribution net income decreased by $3.2 million for the quarter ended June 30, 2009, compared with the quarter ended June 30, 2008. The decrease in net income was primarily due to the following factors (quantified on a pre-tax basis, except for income tax items):

•
the effect of lower system gas sales volumes, primarily due to a return to more seasonable weather during the quarter ended June 30, 2009, compared with significantly cooler weather during the same quarter last year, and other variations totaling $2.8 million; and,

•	the effect of higher income tax expense quarter-over-quarter primarily due to the net effect of various property-related deductions totaling $1.0 million.

These factors were partially offset by:

•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.0 million.

The Non-Regulated Gas Marketing segment reported earnings totaling $4.3 million for the quarter ended June 30, 2009, essentially unchanged from the same quarter last year. The effect of higher sales volumes, principally due to significantly increased firm pipeline capacity, was offset primarily by lower margins reflecting decreased regional price differences attributable to the addition of new pipeline infrastructure moving natural gas from the West to the East.

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

Regulated Gas Distribution Operating Revenues for the quarter ended June 30, 2009 were $160.3 million, or $29.3 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 13.0% warmer than the same quarter last year but 6.1% colder than normal. Total system therms sold and transported were 0.12 billion for the quarter ended June 30, 2009 compared with 0.13 billion for the same period last year. Total off-system therms sold and transported were 0.04 billion for the quarter ended June 30, 2009 compared with 0.03 billion for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower prices charged for off-system sales	$(26.9)
Higher off-system sales volumes	6.9
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(5.5)
Lower system sales volumes and other variations	(4.8)
Higher ISRS revenues	1.0
Total Variation	$(29.3)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended June 30, 2009 decreased $25.7 million from the same quarter last year. Natural and propane gas expense decreased $25.1 million, or 22.2%, from last year’s level, primarily attributable to lower off-system gas expense, lower rates charged by our suppliers, and decreased volumes purchased for sendout. Other operation and maintenance expenses decreased $0.3 million, or 0.7%, primarily due to a gain on the disposal of assets and other minor variations, partially offset by increases in compensation expenses. Depreciation and amortization expense increased $0.4 million, or 4.2%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $0.7 million, or 5.0%, primarily due to decreased gross receipts taxes (attributable to lower revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $166.2 million primarily due to decreased per unit gas sales prices by LER, partially offset by 36.6% higher sales volumes. The decrease in Non-Regulated Gas Marketing Operating Expenses totaling $166.5 million was primarily associated with lower prices charged by suppliers, partially offset by increased volumes purchased.

Other Income and (Income Deductions) – Net

Other Income and (Income Deductions) – Net increased $2.2 million primarily due to the effect of a loss on the redemption of long-term debt (primarily unamortized issuance costs), recognized during the quarter ended June 30, 2008, and higher net investment gains this quarter.

Interest Charges

The $0.5 million increase in interest charges was primarily due to higher interest on long-term debt, primarily attributable to the issuance of $80.0 million principal amount of 6.35% First Mortgage Bonds on September 23, 2008. This increase was largely offset by lower interest on short-term debt. Average short-term interest rates were 0.6% for the quarter ended June 30, 2009 compared with 2.9% for the quarter ended June 30, 2008. Average short-term borrowings were $168.4 million for the quarter ended June 30, 2009 compared with $92.5 million for the quarter ended June 30, 2008.

Income Taxes

The $0.9 million increase in income taxes was primarily due to the net effect of various property-related deductions and the recognition of previously unrecognized tax benefits recorded during the quarter ended June 30, 2008 pursuant to Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” partially offset by lower pre-tax income.

Nine Months Ended June 30, 2009

Earnings

Overview – Net Income (Loss) by Operating Segment	Nine Months Ended
	June 30,
(Millions, after-tax)	2009	2008

Regulated Gas Distribution	$40.6	$46.6
Non-Regulated Gas Marketing	27.5	14.8
Other	0.9	(0.7)
Income from Continuing Operations	69.0	60.7
Income from Discontinued Operations	—	20.8
Net Income	$69.0	$81.5

Laclede Group’s consolidated net income was $69.0 million for the nine months ended June 30, 2009, compared with $81.5 million for the nine months ended June 30, 2008. Basic and diluted earnings per share were $3.15 and $3.13, respectively, for the nine months ended June 30, 2009 compared with basic and diluted earnings per share of $3.77 and $3.76, respectively, reported for the same period last year. The decrease was primarily due to the effect of the gain on the March 31, 2008 sale and operations of SM&P, totaling $0.96 per share (basic and diluted), for the nine months ended June 30, 2008. This effect was partially offset by increased income from continuing operations.

Income from Continuing Operations

Laclede Group’s income from continuing operations was $69.0 million for the nine months ended June 30, 2009, compared with $60.7 million for the nine months ended June 30, 2008. Basic and diluted earnings per share from continuing operations were $3.15 and $3.13, respectively, for the nine months ended June 30, 2009, compared with basic and diluted earnings per share of $2.81 and $2.80, respectively, for the nine months ended June 30, 2008. Earnings per share increased compared to last year primarily due to improved results reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by lower earnings recorded by Laclede Group’s Regulated Gas Distribution segment. Variations in income from continuing operations were primarily attributable to the factors described below.

Regulated Gas Distribution net income decreased by $6.0 million for the nine months ended June 30, 2009, compared with the nine months ended June 30, 2008. The decrease in net income was primarily due to the following factors (quantified on a pre-tax basis, except for income tax items):

•	increases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $4.9 million;
•	the effect of the recognition of previously unrecognized tax benefits and the reversal of related expenses recorded during the nine months ended June 30, 2008, totaling $1.5 million; and,
•	the effect of lower system gas sales volumes and other variations totaling $1.4 million.

These factors were partially offset by:

•	higher ISRS revenues totaling $2.8 million;
•	a lower provision for uncollectible accounts totaling $1.1 million; and,
•	higher income from off-system sales and capacity release totaling $1.0 million.

The Non-Regulated Gas Marketing segment reported an increase in earnings of $12.7 million compared with the same period last year. This increase was primarily due to LER’s increased sales volumes primarily attributable to significantly increased firm pipeline transportation capacity and higher margins on sales of natural gas, which resulted partly from depressed supply prices in the Mid-continent due to increased shale gas supply production and pipeline constraints. These factors were partially offset by the effect of a benefit from the reversal of certain tax-related expenses totaling $1.4 million during the nine months ended June 30, 2008.

Regulated Gas Distribution Operating Revenues

Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2009 were $958.9 million, or $58.7 million less than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2009 were 1.9% warmer than the same period last year and 1.1% warmer than normal. Total system therms sold and transported were 0.83 billion for the nine months ended June 30, 2009 compared with 0.85 billion for the same period last year. Total off-system therms sold and transported were 0.16 billion for the nine months ended June 30, 2009 compared with 0.14 billion for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower prices charged for off-system sales	$(63.1)
Higher off-system sales volumes	19.4
Lower system sales volumes and other variations	(10.7)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(7.1)
Higher ISRS revenues	2.8
Total Variation	$(58.7)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the nine months ended June 30, 2009 decreased $52.1 million from the same period last year. Natural and propane gas expense decreased $57.0 million, or 8.0%, from last year’s level, primarily attributable to lower off-system gas expense, decreased volumes purchased for sendout, and lower rates charged by our suppliers. Other operation and maintenance expenses increased $3.8 million, or 3.0%, primarily due to increases in compensation expenses and higher maintenance charges, partially offset by a lower provision for uncollectible accounts and a gain on the disposal of assets. Depreciation and amortization expense increased $1.2 million, or 4.5%, primarily due to additional depreciable property.

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $54.8 million primarily due to decreased per unit gas sales prices by LER, partially offset by 57.5% higher sales volumes. The decrease in Non-Regulated Gas Marketing Operating Expenses totaling $77.3 million was primarily associated with lower prices charged by suppliers, partially offset by increased volumes purchased.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net decreased $0.6 million primarily due to lower interest income and the effect of a benefit recognized during the nine months ended June 30, 2008 from the reversal of certain tax-related expenses pursuant to FIN 48. These factors were largely offset by the effect of a loss on the redemption of long-term debt (primarily unamortized issuance costs), recognized during the quarter ended June 30, 2008, and higher net investment income this year.

Interest Charges

The $0.2 million increase in interest charges was primarily due to an increase in interest on long-term debt primarily attributable to the issuance of $80.0 million principal amount of 6.35% First Mortgage Bonds on September 23, 2008, largely offset by lower interest on short-term debt. Average short-term interest rates were 1.7% for the nine months ended June 30, 2009 compared with 4.4% for the nine months ended June 30, 2008. Average short-term borrowings were $229.3 million for the nine months ended June 30, 2009 compared with $188.6 million for the nine months ended June 30, 2008.

Income Taxes

The $7.7 million increase in income taxes was primarily due to higher pre-tax income and the effect of the recognition of previously unrecognized tax benefits recorded during the nine months ended June 30, 2008 pursuant to FIN 48.

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

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. The MoPSC suspended the tariff on August 5, 2008 and established a procedural schedule to consider the Utility’s filing. As a result, the Cold Weather Rule portion of the filing is now moot. A formal hearing pertaining to the bad debt portion of the filing was held on January 5, 2009. On April 15, 2009, the Commission issued its Order rejecting the Utility’s tariffs. Laclede Gas has filed for a petition with the Circuit Court of Cole County seeking judicial review of the Commission’s decision.

On November 21, 2008, the Utility made an ISRS filing with the Commission designed to increase revenues by $1.9 million annually. After the Utility updated the filing, on February 4, 2009, the MoPSC approved an annual increase of $2.1 million that became effective February 6, 2009. On April 28, 2009, the Utility made an ISRS filing with the Commission designed to increase revenues by an additional $2.5 million annually. On July 15, 2009, the MoPSC approved the increase, which became effective July 16, 2009.

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

There were no significant changes to these critical accounting policies during the nine months ended June 30, 2009. For discussion of other significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

ACCOUNTING PRONOUNCEMENTS

The Company has evaluated, or is in the process of evaluating, the impact that recently issued accounting standards will have on the Company’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION

CREDIT RATINGS

As of June 30, 2009, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

Net cash provided by operating activities for the nine months ended June 30, 2009 was $219.8 million, compared with $193.3 million for the same period last year. The difference is primarily attributable to a reduction in cash paid for income taxes this year and increased LER operating income. These factors were partially offset by variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, including the net effect of this year’s increase in cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and the utilization of storage gas inventories.

Net cash used in investing activities for the nine months ended June 30, 2009 was $40.0 million compared with net cash provided by investing activities of $43.4 million for the nine months ended June 30, 2008. The variation is primarily attributable to the proceeds from the sale of SM&P recorded last year.

Net cash used in financing activities was $105.6 million for the nine months ended June 30, 2009 compared with $256.4 million for the same period last year. The variation primarily reflects the effect of the maturity of long-term debt last year and a net decrease in the repayments of short-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. In November 2008, the Utility established a seasonal line of credit of $75 million, which expired in March 2009. Including both lines of credit, the largest portion provided by a single bank was 26.8%. During the nine months ended June 30, 2009, Laclede Gas utilized both its syndicated line of credit and commercial paper for short-term funding. Commercial paper outstanding at June 30, 2009 was $133.0 million, and there were no outstanding bank line advances. The weighted average interest rate on the short-term borrowings was 0.4% per annum at June 30, 2009. Based on total short-term borrowings at June 30, 2009, a change in interest rate of 100 basis points would increase or decrease pre-tax earnings and cash flows of Laclede Group by approximately $1.3 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. Although Laclede Gas borrowed funds from Laclede Group from time to time within the nine months ended June 30, 2009, there were no such borrowings outstanding at the end of the period. The Utility had short-term borrowings (including borrowings from Laclede Group) aggregating to a maximum of $386.4 million at any one time during the nine months ended June 30, 2009. Excluding borrowings from Laclede Group, the Utility’s maximum borrowings for the period were $309.9 million.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation, and amortization (EBITDA) to be at least 2.25 times interest expense. On June 30, 2009, total debt was 56% of total capitalization. For the twelve months ended June 30, 2009, EBITDA was 3.73 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit, which expire in October 2009, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 50% on June 30, 2009. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the nine months ended June 30, 2009.

Long-term Debt

At June 30, 2009, Laclede Gas had fixed-rate long-term debt totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Equity and Shelf Registrations

Laclede Gas has on file with the Securities and Exchange Commission (SEC) an effective shelf registration on Form S-3 for issuance of $350 million of First Mortgage Bonds, unsecured debt, and preferred stock, of which $270 million remains available to Laclede Gas at this time. The Utility has authority from the MoPSC until February 15, 2010 to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities, of which $370.8 million remained available under this authorization as of June 30, 2009. During the nine months ended June 30, 2009, pursuant to this authority, the Utility sold 1,207 shares of its common stock to Laclede Group for $41.6 million. On June 30, 2009, the Utility filed an application with the MoPSC requesting authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $600 million over the next three years. This application is under review by the Commission at this time. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

Laclede Group has on file an automatic shelf registration on Form S-3 with the SEC that allows for the issuance of equity securities and debt securities. No securities have been issued under this registration statement, which expires November 26, 2011. The amount, timing, and type of financing to be issued under this shelf registration will depend on cash requirements and market conditions. In addition, Laclede Group has a registration statement on file on Form S-3 for the issuance and sale of up to 400,000 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. At June 30, 2009, there were 381,554 shares remaining available for issuance under this Form S-3.

On March 31, 2009, Laclede Gas redeemed all of its outstanding 5% Series B and 4.56% Series C preferred stock, totaling $0.6 million, at its par value of $25 per share in addition to the dividend paid on that same date.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2014. At June 30, 2009, the maximum guarantees under these leases were $1.7 million. However, the Utility estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2009, the carrying value of the liability recognized for these guarantees was $0.3 million.

Laclede Group had guarantees totaling $80.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2009. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $4.5 million bringing the total to $84.8 million in guarantees outstanding at July 31, 2009. No amounts have been recorded for these guarantees in the financial statements.

Other

Utility capital expenditures were $38.6 million for the nine months ended June 30, 2009, compared with $40.2 million for the same period last year. Non-utility capital expenditures were $0.9 million for the nine months ended June 30, 2009, compared with $1.3 million for the nine months ended June 30, 2008.

Consolidated capitalization at June 30, 2009 consisted of 57.7% Laclede Group common stock equity and 42.3% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet its anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2009 and at September 30, 2008, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Delayed and Advance customer billings. The Consolidated Balance Sheet at June 30, 2008 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2009, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	2014 and thereafter
Principal Payments on Long-Term Debt	$390.0	$—	$25.0	$25.0	$340.0
Interest Payments on Long-Term Debt	512.0	2.5	48.4	45.1	416.0
Operating Leases (a)	16.3	1.4	8.8	4.4	1.7
Purchase Obligations – Natural Gas (b)	1,576.0	153.3	877.9	500.4	44.4
Purchase Obligations – Other (c)	104.2	7.9	26.1	17.6	52.6
Total (d)	$2,598.5	$165.1	$986.2	$592.5	$854.7

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the gas distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the utility gas distribution and non-regulated gas marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2009 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term liabilities have been excluded from the table above because there are no applicable amounts of contractual obligations under these categories. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company does not expect to make contributions to its qualified, trusteed pension plans during the remainder of fiscal year 2009. Laclede Gas anticipates a $0.4 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2009. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $3.3 million to the qualified trusts and $0.1 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2009. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 4, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 7, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed price commitments associated with the purchase or sale of natural gas. As part of LER’s risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of New York Mercantile Exchange futures contracts to lock in margins. At June 30, 2009, LER’s unmatched positions are not material to Laclede Group’s financial position or results of operations. For details related to LER’s derivatives and hedging activities, see Note 7, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements.

LER has concentrations of credit risk in that a significant portion of its revenues and related accounts receivable are from wholesale sales made to customers that are (or are associated with) major energy producers or utility companies. These concentrations of sales to major energy producers and utility companies have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these two groups of wholesale customers may be affected similarly by changes in economic, industry or other conditions. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 8, Concentrations of Credit Risk, to the Consolidated Financial Statements.

The Company is also subject to interest rate risk associated with its long-term and short-term debt issuances. Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for information about the effect of changes in interest rates.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 15 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008. For changes during the nine months ended June 30, 2009, see Note 11, Commitments and Contingencies, to the Consolidated Financial Statements of this report.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 39 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 15 to the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2008 and Note 11, Commitments and Contingencies, to the Consolidated Financial Statements of this report. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 34 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2009, the Board of Directors of Laclede Gas approved the sale of 9 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.3 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	July 31, 2009	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	July 31, 2009	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	Fourth Amendment to Amended and Restated Revolving Credit Agreement

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.