Form 10-Q
period 2009-12-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2010-01-29
CIK 57183, 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc.	Missouri	74-2976504
1-1822	Laclede Gas Company	Missouri	43-0368139

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

The Laclede Group, Inc.:

Large accelerated filer	[ X ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Laclede Gas Company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	January 28, 2010
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	22,262,436
Laclede Gas Company:	Common Stock ($1.00 Par Value)	11,644 *

* 100% owned by The Laclede Group, Inc.

FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by two separate registrants: The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility).

PART 1. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2009.

Item 1. Financial Statements

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2009	2008

Operating Revenues:
Regulated Gas Distribution	$282,929	$358,101
Non-Regulated Gas Marketing	197,525	315,040
Other	10,712	1,115
Total Operating Revenues	491,166	674,256
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	182,000	254,897
Other operation expenses	37,463	36,301
Maintenance	6,174	6,534
Depreciation and amortization	9,363	9,119
Taxes, other than income taxes	16,224	18,358
Total Regulated Gas Distribution Operating Expenses	251,224	325,209
Non-Regulated Gas Marketing	194,730	291,601
Other	4,548	758
Total Operating Expenses	450,502	617,568
Operating Income	40,664	56,688
Other Income and (Income Deductions) – Net	1,587	739
Interest Charges:
Interest on long-term debt	6,146	6,146
Other interest charges	563	2,646
Total Interest Charges	6,709	8,792
Income Before Income Taxes and Dividends
on Laclede Gas Redeemable Preferred Stock	35,542	48,635
Income Tax Expense	12,656	17,321
Dividends on Laclede Gas Redeemable Preferred Stock	—	8
Net Income	$22,886	$31,306

Average Number of Common Shares Outstanding:
Basic	21,957	21,857
Diluted	22,001	21,959

Basic Earnings Per Share of Common Stock	$1.03	$1.42

Diluted Earnings Per Share of Common Stock	$1.03	$1.41

Dividends Declared Per Share of Common Stock	$0.395	$0.385

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2009	2008

Net Income	$22,886	$31,306
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	3,743	2,039
Reclassification adjustment for gains included in net income	(4,051)	(8,272)
Net unrealized losses on cash flow hedging derivative instruments	(308)	(6,233)
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	98	50
Other Comprehensive Loss, Before Tax	(210)	(6,183)
Income Tax Benefit Related to Items of Other Comprehensive Loss	(81)	(2,380)
Other Comprehensive Loss, Net of Tax	(129)	(3,803)
Comprehensive Income	$22,757	$27,503

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2009	2009	2008

ASSETS
Utility Plant	$1,288,862	$1,280,238	$1,239,063
Less: Accumulated depreciation and amortization	429,892	424,309	410,662
Net Utility Plant	858,970	855,929	828,401

Non-utility property	4,123	4,061	4,055
Other investments	46,321	44,973	42,995
Other Property and Investments	50,444	49,034	47,050

Current Assets:
Cash and cash equivalents	80,029	74,591	30,080
Accounts receivable:
Utility	159,423	81,262	208,744
Non-utility	75,317	42,382	115,290
Other	15,781	7,511	10,629
Allowances for doubtful accounts	(8,297)	(11,160)	(8,479)
Inventories:
Natural gas stored underground at LIFO cost	88,204	93,313	197,423
Propane gas at FIFO cost	15,649	19,847	19,871
Materials, supplies, and merchandise at average cost	4,162	4,158	5,353
Natural gas receivable	25,026	28,344	5,129
Derivative instrument assets	11,234	17,178	25,381
Unamortized purchased gas adjustments	—	—	24,149
Deferred income taxes	—	1,707	—
Prepayments and other	10,171	9,650	6,331
Total Current Assets	476,699	368,783	639,901

Deferred Charges:
Regulatory assets	467,130	482,999	354,274
Other	6,785	5,273	6,020
Total Deferred Charges	473,915	488,272	360,294
Total Assets	$1,860,028	$1,762,018	$1,875,646

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands, except share amounts)	2009	2009	2008

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,252,467 22,168,120, and 22,129,166 shares issued, respectively)	$22,252	$22,168	$22,129
Paid-in capital	154,697	154,218	150,166
Retained earnings	356,910	342,810	335,598
Accumulated other comprehensive income (loss)	(2,295)	(2,166)	633
Total Common Stock Equity	531,564	517,030	508,526
Laclede Gas redeemable preferred stock (less current sinking fund requirements)	—	—	467
Long-term debt – Laclede Gas	364,254	389,240	389,196
Total Capitalization	895,818	906,270	898,189

Current Liabilities:
Notes payable	145,150	129,800	263,500
Accounts payable	135,108	72,765	175,285
Advance customer billings	10,421	21,140	16,578
Current portion of long-term debt and preferred stock	25,000	—	160
Wages and compensation accrued	11,715	12,682	14,063
Dividends payable	8,928	8,687	8,674
Customer deposits	12,163	12,400	13,772
Interest accrued	6,217	9,943	6,825
Taxes accrued	25,148	15,951	37,557
Unamortized purchased gas adjustments	4,741	3,130	—
Deferred income taxes current	1,873	—	7,624
Other	21,297	12,642	16,680
Total Current Liabilities	407,761	299,140	560,718

Deferred Credits and Other Liabilities:
Deferred income taxes	256,051	256,196	216,234
Unamortized investment tax credits	3,700	3,754	3,918
Pension and postretirement benefit costs	201,659	202,681	103,507
Asset retirement obligations	25,885	25,503	27,236
Regulatory liabilities	44,681	44,225	42,639
Other	24,473	24,249	23,205
Total Deferred Credits and Other Liabilities	556,449	556,608	416,739
Total Capitalization and Liabilities	$1,860,028	$1,762,018	$1,875,646

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2009	2008

Operating Activities:
Net Income	$22,886	$31,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	9,434	9,193
Deferred income taxes and investment tax credits	(4,184)	(11,566)
Other – net	615	2,113
Changes in assets and liabilities:
Accounts receivable – net	(122,229)	(127,225)
Unamortized purchased gas adjustments	1,611	9,262
Deferred purchased gas costs	23,609	(14,832)
Accounts payable	63,176	17,473
Advance customer billings - net	(10,719)	(8,970)
Taxes accrued	9,101	26,170
Natural gas stored underground	5,109	8,844
Other assets and liabilities	1,562	41,002
Net cash used in operating activities	(29)	(17,230)

Investing Activities:
Capital expenditures	(11,198)	(14,332)
Other investments	(972)	(837)
Net cash used in investing activities	(12,170)	(15,169)

Financing Activities:
Issuance of short-term debt – net	15,350	47,600
Changes in book overdrafts	11,028	6,115
Issuance of common stock	338	2,245
Dividends paid	(8,535)	(8,240)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(576)	(675)
Excess tax benefits from stock-based compensation	32	650
Other	—	(115)
Net cash provided by financing activities	17,637	47,580

Net Increase in Cash and Cash Equivalents	5,438	15,181
Cash and Cash Equivalents at Beginning of Period	74,591	14,899
Cash and Cash Equivalents at End of Period	$80,029	$30,080

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$10,294	$11,961
Income taxes	606	(503)

See Notes to Consolidated Finanical Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying consolidated financial statements of The Laclede Group, Inc. (Laclede Group or the Company) and its subsidiaries. In the opinion of Laclede Group, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Fiscal Year 2009 Form 10-K.
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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2009 and 2008, for the Utility, were $55.0 million and $69.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2009 was $12.7 million.
EARNINGS PER COMMON SHARE - As discussed in the New Accounting Pronouncements section below, the Company adopted certain changes to the computation of earnings per share effective October 1, 2009. Generally accepted accounting principles in the United States of America (GAAP) require dual presentation of basic and diluted earnings per share (EPS). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to non-participating stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are set forth in Note 2, Earnings Per Common Share.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended December 31, 2009 and 2008 were $12.0 million, and $14.8 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
SUBSEQUENT EVENTS - The preparation of financial statements in accordance with generally accepted accounting principles requires the consideration of events or transactions that occur after the balance sheet date but before the financial statements are issued. Depending on the nature of the subsequent event, financial statement recognition or disclosure of the subsequent event is required. In preparing its consolidated financial statements, the Company has evaluated subsequent events known through the time of this filing on January 29, 2010, the date the consolidated financial statements were issued.

STOCK-BASED COMPENSATION - Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009 for descriptions of these plans.

Restricted Stock Awards

During the quarter ended December 31, 2009, the Company granted 95,400 performance-contingent restricted shares and share units to executive officers and key employees at a weighted average grant date fair value of $25.41 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units have a performance period ending September 30, 2012, during which participants are entitled to voting rights on the target level, or 63,600 shares. Dividends on these target level of shares accrue during the performance period and are paid to the participants up to the target level upon vesting, but are subject to forfeiture if the underlying shares do not vest. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors has the discretion to reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.
During the quarter ended December 31, 2009, 58,250 shares of performance-contingent restricted stock, awarded on November 2, 2006 and December 5, 2007, vested. The Company withheld 18,899 of the vested shares at a weighted average price of $30.49 per share pursuant to elections by employees to satisfy tax withholding obligations.
Performance-contingent restricted stock and performance-contingent restricted stock unit activity for the quarter ended December 31, 2009 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2009	225,950	$37.85

Granted (maximum shares that can be earned)	95,400	$25.41
Vested	(58,250)	$34.75
Forfeited	(3,750)	$31.27

Nonvested at December 31, 2009	259,350	$34.07

During the quarter ended December 31, 2009, the Company granted 27,900 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $30.37 per share. These shares were awarded on November 4 and December 1, 2009 and vest November 4 and December 1, 2012, respectively. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
Time-vested restricted stock and time-vested restricted stock unit activity for quarter ended December 31, 2009 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2009	90,150	$39.08

Granted	27,900	$30.37
Vested	—	$—
Forfeited	—	$—

Nonvested at December 31, 2009	118,050	$37.02

Stock Option Awards

Stock option activity for the quarter ended December 31, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2009	356,225	$30.84

Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Outstanding at December 31, 2009	356,225	$30.84	5.1	$1,140

Fully Vested and Expected to Vest at December 31, 2009	354,449	$30.82	5.1	$1,140

Exercisable at December 31, 2009	330,850	$30.53	5.0	$1,140

The closing price of the Company’s common stock was $33.77 at December 31, 2009.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements for the quarters ended December 31, 2009 and 2008 are presented below:

	Three Months Ended
	December 31,
(Thousands)	2009	2008

Total equity compensation cost	$868	$842
Compensation cost capitalized	(138)	(180)
Compensation cost recognized in net income	730	662
Income tax benefit recognized in net income	(282)	(256)
Compensation cost recognized in net income, net of income tax	$448	$406

As of December 31, 2009, there was $6.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years.

NEW ACCOUNTING STANDARDS – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” as codified in Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies to fair value measurements required under other accounting guidance that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The guidance in this Statement does not apply to the Company’s stock-based compensation plans accounted for in accordance with ASC Topic 718, “Compensation-Stock Compensation.” The Company partially adopted SFAS No. 157 on October 1, 2008 and elected the one-year deferral allowed by FASB Staff Position (FSP) No. FAS 157-2, which permits delayed application of this Statement for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement had no impact on the Company’s financial position or results of operations. For disclosures required pursuant to ASC Topic 820, see Note 5, Fair Value Measurements. The Company adopted SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities as of October 1, 2009. Such adoption had no impact on the Company’s financial position or results of operations.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” as codified is ASC Topic 260, “Earnings per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in ASC Topic 260. The guidance in this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The FSP requires that the guidance be applied retrospectively to all prior-period EPS data presented. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities under this FSP. The Company adopted this FSP effective October 1, 2009. Upon adoption of this FSP, application of the two-class method resulted in reductions to previously reported basic and diluted EPS. The effect of adoption reduced both basic and diluted EPS by $0.01 each for the quarter ended December 31, 2008, compared to originally reported amounts. On an annual basis, reductions to previously reported EPS will not be more than $0.03 per share. Reported net income and cash flows are unaffected by the adoption of this FSP. The Company’s EPS computations are set forth in Note 2, Earnings Per Common Share.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” as codified in ASC Topic 715, “Compensation–Retirement Benefits.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosure of information regarding investment policies and strategies, the categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The Company will be required to provide the additional disclosures with its annual financial statements for fiscal year 2010. The Company is currently evaluating the provisions of this FSP.
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value,” to update ASC Topic 820. The guidance provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quote of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. Laclede Group’s adoption of this ASU in the first quarter of fiscal year 2010 had no impact on the Company’s financial position or results of operations.

2.	EARNINGS PER COMMON SHARE

As mentioned in the New Accounting Pronouncements section of Note 1, the Company adopted the provisions of FSP No. EITF 03-6-1 effective October 1, 2009. EPS and diluted shares outstanding amounts for the three months ended December 31, 2008 have been restated to reflect the retrospective application of the FSP. The effect of adoption reduced both basic and diluted EPS by $0.01 each for the quarter ended December 31, 2008, compared to originally reported amounts. Reported net income and cash flows were not affected by the adoption of the FSP. For details on the methodology used to compute EPS, see the Earnings Per Common Share section of Note 1.

	Three Months Ended
	December 31,
(Thousands, Except Per Share Amounts)	2009	2008

Basic EPS:
Net Income	$22,886	$31,306
Less: Income allocated to participating securities	228	320
Net Income Available to Common Shareholders	$22,658	$30,986

Weighted Average Shares Outstanding	21,957	21,857
Earnings Per Share of Common Stock	$1.03	$1.42

Diluted EPS:
Net Income	$22,886	$31,306
Less: Income allocated to participating securities	227	319
Net Income Available to Common Shareholders	$22,659	$30,987

Weighted Average Shares Outstanding	21,957	21,857
Dilutive Effect of Stock Options
and Restricted Stock	44	102
Weighted Average Diluted Shares	22,001	21,959

Earnings Per Share of Common Stock	$1.03	$1.41

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	82	—
Performance-contingent restricted stock	148	60
Total	230	60

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2009, the Company modified the calculation of future benefits under the primary plan from a years of service and final average compensation formula to a cash balance formula, which accrues benefits based on a percentage of compensation. Benefits attributable to plan participation prior to January 1, 2009 will be based on final average compensation at the date of termination of employment and years of service earned through January 1, 2009. Plan assets consist primarily of corporate and U.S. government obligations and equity investments.

Pension costs for the quarters ending December 31, 2009 and 2008 were $1.6 million and $1.5 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended
	December 31,
(Thousands)	2009	2008

Service cost – benefits earned
during the period	$2,274	$3,485
Interest cost on projected
benefit obligation	4,957	5,268
Expected return on plan assets	(5,032)	(5,235)
Amortization of prior service cost	239	259
Amortization of actuarial loss	2,034	774
Sub-total	4,472	4,551
Regulatory adjustment	(2,893)	(3,002)
Net pension cost	$1,579	$1,549

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the three months ended December 31, 2009 and December 31, 2008.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.8 million annually. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended December 31, 2009 and 2008 were $1.9 million, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended
	December 31,
(Thousands)	2009	2008

Service cost – benefits earned
during the period	$1,610	$1,283
Interest cost on accumulated
postretirement benefit obligation	1,129	1,170
Expected return on plan assets	(758)	(594)
Amortization of transition obligation	34	34
Amortization of prior service credit	(582)	(582)
Amortization of actuarial loss	995	877
Sub-total	2,428	2,188
Regulatory adjustment	(518)	(278)
Net postretirement benefit cost	$1,910	$1,910

Missouri state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts’ assets consist primarily of money market securities and mutual funds invested in stocks and bonds.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The Commission ordered that the recovery in rates be based on an annual allowance of $7.6 million. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income is deferred as a regulatory asset or regulatory liability.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of December 31, 2009
Cash and cash equivalents	$80,029	$80,029
Marketable securities	11,679	11,679
Derivative instrument assets	11,234	11,234
Derivative instrument liabilities	1,159	1,159
Short-term debt	145,150	145,150
Long-term debt, including current portion	389,254	409,216

As of September 30, 2009
Cash and cash equivalents	$74,591	$74,591
Marketable securities	11,110	11,110
Derivative instrument assets	17,178	17,178
Derivative instrument liabilities	976	976
Short-term debt	129,800	129,800
Long-term debt	389,240	423,375

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair value of long-term debt is based on market prices for similar issues. The fair values of marketable securities, derivative instrument assets, and derivative instrument liabilities are valued as described in Note 5, Fair Value Measurements.

5.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Consolidated Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2009
Assets
Marketable securities	$11,679	$—	$—	$—	$11,679
Derivative instruments	3,839	292	327	6,776	11,234
Total	$15,518	$292	$327	$6,776	$22,913

Liabilities
Derivative instruments	$51,563	$1,027	$536	$(51,967)	$1,159

As of September 30, 2009
Assets
Marketable securities	$11,110	$—	$—	$—	$11,110
Derivative instruments	11,081	1,688	558	3,851	17,178
Total	$22,191	$1,688	$558	$3,851	$28,288

Liabilities
Derivative instruments	$55,170	$522	$659	$(55,375)	$976

As of December 31, 2008
Assets
Marketable securities	$8,918	$—	$—	$—	$8,918
Derivative instruments	8,560	384	—	16,437	25,381
Total	$17,478	$384	$—	$16,437	$34,299

Liabilities
Derivative instruments	$101,738	$7	$—	$(101,738)	$7

Marketable securities included in Level 1 are mutual funds valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange. Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. At October 1, 2009, the beginning net balance of derivatives measured using Level 3 inputs was $(101,000). During the quarter ended December 31, 2009, the balance decreased by $139,000 due to settlements and increased $31,000 due to net gains included in earnings, leaving a net balance of $(209,000) at December 31, 2009.
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

Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its Purchased Gas Adjustment (PGA) Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the Statements of Consolidated Income. The timing of the operation of the PGA clause may cause interim variations in short-term cash flows because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At December 31, 2009, Laclede Gas held 0.4 million gallons of gasoline futures contracts at an average price of $1.39 per gallon. These futures contracts, the longest of which extends to October 2010, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At December 31, 2009, LER had 31.2 million MMBtu of non-exchange traded natural gas commodity contracts for which the normal purchases and normal sales scope exception was not elected. Of these contracts, 29.6 million MMBtu will settle during fiscal year 2010, while the remaining 1.6 million MMBtu will settle during fiscal year 2011. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At December 31, 2009, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at December 31, 2009, it is expected that approximately $1.4 million of pre-tax unrealized gains will be reclassified into the Statements of Consolidated Income during the next twelve months. The net amount of pre-tax gains (losses) recognized in earnings for the ineffective portion of cash flow hedges was $(1.9) million and $2.2 million for the quarters ended December 31, 2009 and 2008, respectively. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.

The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at December 31, 2009 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2010	—	$—	6.87	$5.79
Fiscal 2011	—	—	0.53	6.11

Open long futures positions
Fiscal 2010	9.77	$8.71	1.28	$5.29
Fiscal 2011	6.58	8.55	3.88	6.54
Fiscal 2012	0.60	8.31	1.37	7.19

At December 31, 2009, Laclede Gas also had 8.65 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

(Thousands)	Location of Gain (Loss) Recorded in Income	Three Months Ended Dec. 31, 2009

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI
on derivatives:
NYMEX natural gas contracts		$3,577
NYMEX gasoline and heating oil contracts		166
Total		$3,743

Effective portion of gain (loss) reclassified from
accumulated OCI to income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$4,525
	Non-Regulated Gas Marketing Operating Expenses	(536)
Sub-total		3,989

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	62
Total		$4,051

Ineffective portion of gain (loss) on derivatives
recognized in income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$525
	Non-Regulated Gas Marketing Operating Expenses	(2,349)
Sub-total		(1,824)

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	(56)
Total		$(1,880)

Derivatives Not Designated as Hedging Instruments
Under ASC Topic 815 *

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$3,994
	Non-Regulated Gas Marketing Operating Expenses	(3,514)
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Expenses	(554)
Total		$(74)

*
Gains and losses on Laclede Gas’ NYMEX natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Consolidated Income.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at December 31, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	$2,351		Derivative Instrument Assets	$3,355
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	289		Derivative Instrument Assets	—
Sub-total		2,640			3,355

Derivatives not designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	1,199		Derivative Instrument Assets	48,208
Natural gas commodity contracts	Derivative Instrument Assets	246		Other Current Liabilities	1,532
	Other Current Liabilities	373		Derivative Instrument Assets	31
Sub-total		1,818			49,771
Total derivatives		$4,458			$53,126

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	$3,001		Derivative Instrument Assets	$2,019
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	278		Derivative Instrument Assets	—
Sub-total		3,279			2,019

Derivatives not designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	7,802		Derivative Instrument Assets	53,151
Natural gas commodity contracts	Derivative Instrument Assets	2,062		Other Current Liabilities	1,160
	Other Current Liabilities	184		Derivative Instrument Assets	21
Sub-total		10,048			54,332
Total derivatives		$13,327			$56,351

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. The amounts excluded in receivables at December 31, 2009 and September 30, 2009 were $58.7 million and $59.2 million, respectively, which were associated with NYMEX contracts. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Consolidated Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 5, Fair Value Measurements, for information on the valuation of derivative instruments.

7.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from large counterparties in other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored, and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $31.0 million, or 42.1% of LER’s total accounts receivable at December 31, 2009. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $15.5 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $21.8 million of LER’s total accounts receivable, or 29.6% at December 31, 2009 and net receivable amounts from these customers, reflecting netting arrangements, were $15.8 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

8.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended
	December 31,
(Thousands)	2009	2008

Interest income	$535	$1,139
Net investment gain (loss)	474	(1,369)
Other income	—	277
Other income deductions	578	692
Other Income and (Income Deductions) – Net	$1,587	$739

The increase in Other Income and (Income Deductions) – Net for the quarter ended December 31, 2009, compared with the quarter ended December 31, 2008, was primarily due to higher net investment gains, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

9.	INFORMATION BY OPERATING SEGMENT

All of Laclede Group’s subsidiaries are wholly owned. The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas and is the core business segment of Laclede Group. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area in eastern Missouri, with a population of approximately 2.1 million, including the City of St. Louis and parts of ten counties in eastern Missouri. The Non-Regulated Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities. Other includes Laclede Pipeline Company’s transportation of liquid propane regulated by the Federal Energy Regulatory Commission (FERC) as well as non-regulated activities, including real estate development, the compression of natural gas, and financial investments in other enterprises. These operations are conducted through five subsidiaries. Other also includes Laclede Gas’ non-regulated merchandise sales business, which was not material, and its non-regulated sale of propane. The merchandise sales business ceased operations on September 30, 2009. Certain intersegment revenues with Laclede Gas are not eliminated in accordance with the provisions of ASC Topic 980. Those types of transactions include sales of natural gas from Laclede Gas to LER, sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. These revenues are shown on the Intersegment revenues lines in the table under Regulated Gas Distribution, Non-Regulated Gas Marketing, and Other columns, respectively.
As Laclede Group’s non-regulated subsidiary, LER, continues to expand its business, the number of transactions accounted for through fair value measurements has increased. Beginning this fiscal year, management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impact of net unrealized gains and losses on energy-related derivative contracts. For comparative purposes, the measurement of segment performance has been presented to conform to the current-period presentation.

		Non-
	Regulated	Regulated
	Gas	Gas
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
December 31, 2009
Revenues from external
customers	$281,111	$189,887	$10,452	$—	$481,450
Intersegment revenues	1,818	7,638	260	—	9,716
Total Operating Revenues	282,929	197,525	10,712	—	491,166
Net Economic Earnings	17,432	4,612	3,753	—	25,797
Total assets	1,662,121	174,852	113,172	(90,117)	1,860,028

Three Months Ended
December 31, 2008
Revenues from external
customers	$356,623	$305,133	$855	$—	$662,611
Intersegment revenues	1,478	9,907	260	—	11,645
Total Operating Revenues	358,101	315,040	1,115	—	674,256
Net Economic Earnings	16,148	12,528	457	—	29,133
Total assets	1,712,374	195,707	114,492	(146,927)	1,875,646

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

	Three Months Ended
	December 31,
(Thousands)	2009	2008

Total Net Economic Earnings above	$25,797	$29,133
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	(2,911)	2,173
Net Income	$22,886	$31,306

10.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2009 are estimated at approximately $1.3 billion. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2009, the maximum guarantees under these leases are $1.5 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2009, the carrying value of the liability recognized for these guarantees was $0.4 million.
Laclede Group had guarantees totaling $95.8 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2009. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $11.5 million bringing the total to $107.3 million in guarantees outstanding at January 29, 2010. No amounts have been recorded for these guarantees in the financial statements. As of December 31, 2009, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

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
As with other companies, Laclede Gas faces the risk of environmental liabilities. In the natural gas industry, these are typically associated with sites formerly owned or operated by gas distribution companies like Laclede Gas and/or its predecessor companies at which manufactured gas operations took place. At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites located in Missouri: one in Shrewsbury and two in the City of St. Louis.
To date, amounts required for remediation at these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. In 2005, the Utility’s outside consultant completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each of the Utility’s insurers of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor, and remediate these MGP sites from $5.8 million to $36.3 million based upon then currently available facts, technology, and laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay, and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable.
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

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. The remaining $1.7 million pertains to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007. On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million applicable to fiscal year 2006, and on December 31, 2008, the MoPSC Staff proposed a disallowance of $1.5 million applicable to fiscal year 2007. On December 31, 2009, the MoPSC Staff proposed a number of non-monetary recommendations only, based on its review of gas costs for fiscal year 2008. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.
In the December 31, 2007 filing, the MoPSC Staff also raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. Subsequently, as a result of the internal review, the Company has provided the FERC Staff with a report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On July 23, 2008, the FERC Staff requested additional information which the Company provided and on February 11, 2009, the FERC Staff submitted follow-up questions to which the Company responded on February 25, 2009. On March 2, 2009, FERC Staff requested clarification of certain aspects of the Company’s February 25, 2009 response, which the Company clarified on March 4, 2009.
Laclede Group is involved in other litigation, claims, and investigations arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

•	the impact of higher natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	franchise renewals
	•	environmental or safety matters
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

Laclede Energy Resources, Inc. (LER) is engaged in the marketing of natural gas and related activities on a non-regulated basis. LER markets natural gas to both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utility.

Other subsidiaries provide less than 10% of consolidated revenues.

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:

Regulated Gas Distribution Segment:

•	the Utility’s ability to recover the costs of distribution of natural gas to its customers;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•	changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return;
•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,
•	the effect of natural gas price volatility on the business.

Non-Regulated Gas Marketing Segment:

•	the risks of competition;
•	regional fluctuations in natural gas prices;
•	new national pipeline infrastructure projects;
•	credit and/or capital market access;
•	counterparty risks; and,
•	the effect of natural gas price volatility on the business.

Further information regarding how management seeks to manage these key variables is discussed below.

Laclede Group’s strategy is to improve the performance of its core Utility, while developing non-regulated businesses and taking a measured approach in the pursuit of additional growth opportunities that complement the Utility business.

The Utility’s strategy focuses on improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and return. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC. As previously reported, Laclede Gas had undertaken an evaluation of the Utility’s natural gas storage field, which was developed more than 50 years ago, to assess the field’s current and future capabilities. Based on the initial assessment and management’s expectations regarding the future operation of the storage field, inventory balances included in the Consolidated Balance Sheet at June 30, 2009, were reclassified. The assessment is now complete and information derived should result in improved efficiencies in managing the operation of the field. The completion of the assessment did not result in any further adjustment to the classification of inventory balances. In addition, Laclede Gas is working to improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s 2007 rate case resulted in enhancements to the Utility’s weather mitigation rate design that better ensure the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory Matters section on page 32 of this report for additional information on regulatory issues relative to the Utility.

Laclede Gas works actively to reduce the impact of wholesale natural gas prices on its costs by strategically structuring its natural gas supply portfolio to increase its gas supply availability and pricing alternatives and through the use of derivative instruments to protect its customers from significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers. Long-term increases in the wholesale cost of natural gas supplies may adversely impact the Utility’s competitive position compared with alternative energy sources.

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 34 for additional information.

LER focuses on growing its markets on a long-term and sustainable basis by providing both on-system Utility transportation customers and customers outside of Laclede Gas’ traditional service area with another choice in non-regulated natural gas suppliers. LER is working to assemble the team, technology, and resources necessary to expand its geographic service area and the range of services that it now provides. Nevertheless, income from LER’s operations is more subject to fluctuations in market conditions than the Utility’s operations. LER’s business is directly impacted by the effects of competition in the marketplace and the impact of new pipeline infrastructure on regional commodity prices of natural gas.

In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Many of LER’s physical purchase and sale transactions are recognized in earnings when the natural gas is delivered. However, generally accepted accounting principles (GAAP) require that some of LER’s energy-related transactions be accounted for as derivatives, with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to physical delivery. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement.

In addition to its operating cash flows, LER relies on parental guarantees to secure its purchase and sales obligations of natural gas. A large portion of LER’s receivables are from customers in the energy industry. LER also may enter into netting arrangements with its energy counterparties to reduce overall credit and collateral exposure. Although LER’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect LER’s liquidity and results.

LER carefully monitors the creditworthiness of counterparties to its transactions. LER performs in-house credit reviews of potential customers and requires prepayments of letters of credit from non-investment grade customers. Credit limits for customers are established and monitored.

Quarter Ended December 31, 2009

The Laclede Group reports net income and earnings per share determined in accordance with GAAP. As Laclede Group’s non-regulated subsidiary, LER, continues to expand its business, the number of transactions accounted for through fair value measurements has increased. As a result, management also uses the non-GAAP measures of net economic earnings and net economic earnings per share when internally evaluating results of operations. Net economic earnings exclude from net income the after-tax impacts of net unrealized gains and losses on energy-related derivatives that are required by GAAP fair value accounting. This adjustment eliminates the impact of timing differences related to current changes in the fair value of financial and physical transactions prior to their completion and settlement. Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement provides a useful representation of the economic impact of only the actual settled transactions and their effects on results of operations. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. While management uses these non-GAAP measures to evaluate both Laclede Gas and LER, the net effect of unrealized gains and losses on the Utility’s earnings is minimal because gains or losses on its natural gas derivative instruments are deferred pursuant to its PGA Clause, as authorized by the MoPSC. These unrealized gains and losses result primarily from two sources:

1)	Changes in fair values of physical and/or financial derivatives prior to the period of settlement
2)
Ineffective portions of accounting hedges, required to be recorded in earnings prior to settlement, due to differences in commodity price changes between the locations of the anticipated physical purchase or sale transactions and the locations of the underlying hedge instruments

Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transaction(s) occur.

Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided below.

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)

Quarter Ended December 31, 2009
Regulated Gas Distribution	$17.4	$—	$17.4
Non-Regulated Gas Marketing	4.7	(2.9)	1.8
Other	3.7	—	3.7
Total	$25.8	$(2.9)	$22.9
Per Share Amounts **	$1.16	$(0.13)	$1.03

Quarter Ended December 31, 2008
Regulated Gas Distribution	$16.1	$—	$16.1
Non-Regulated Gas Marketing	12.5	2.2	14.7
Other	0.5	—	0.5
Total	$29.1	$2.2	$31.3
Per Share Amounts **	$1.31	$0.10	$1.41

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the quarters ended December 31, 2009 and 2008, the amounts of income tax expense (benefit) included in the reconciling items above are $(1.8) million and $1.4 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $22.9 million for the quarter ended December 31, 2009, compared with $31.3 million for the quarter ended December 31, 2008. Basic and diluted earnings per share for the quarter ended December 31, 2009 were $1.03 compared with basic and diluted earnings per share of $1.42 and $1.41, respectively for the quarter ended December 31, 2008. Net economic earnings were $25.8 million for the quarter ended December 31, 2009 compared with $29.1 million for the same quarter last year. Net economic earnings per share were $1.16 for the quarter ended December 31, 2009 compared with $1.31 for the quarter ended December 31, 2008. Earnings decreased compared to last year primarily due to lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by increased Other income and improved results reported by Laclede Group’s Regulated Gas Distribution segment.

Both Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $1.3 million for the quarter ended December 31, 2009, compared with the quarter ended December 31, 2008. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	increased net investment gains totaling $1.9 million; and,
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.1 million.

These factors were partially offset by increases in operation and maintenance expenses totaling $0.8 million.

The Non-Regulated Gas Marketing segment reported a decrease in GAAP earnings of $12.9 million compared with the same quarter last year. Net economic earnings for the three months ended December 31, 2009 decreased $7.8 million from the three months ended December 31, 2008. These decreases were primarily due to LER’s significantly reduced margins on sales of natural gas and, to a lesser extent, the effect of 7% lower sales volumes. The reduced sales margins were driven primarily by narrower regional price differentials that have recently prevailed in the marketplace, as compared to the favorable market conditions that existed a year ago. On a GAAP basis, the reduced sales margins this year also included the effect of net unrealized losses from certain of LER’s energy-related derivative contracts, totaling $2.9 million, recognized in earnings during the quarter ended December 31, 2009, compared with net unrealized gains, totaling $2.2 million, recognized during the quarter ended December 31, 2008.

Both Other net income and Other net economic earnings increased $3.2 million compared with the same quarter last year primarily due to a sale of propane in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated sale resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory, and resulted in income, net of income taxes, totaling $3.7 million, contributing $0.16 to diluted earnings per share.

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

Regulated Gas Distribution Operating Revenues for the quarter ended December 31, 2009 were $282.9 million, or $75.2 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 7.4% warmer than the same quarter last year and 3.4% warmer than normal. Total system therms sold and transported were 288.0 million for the quarter ended December 31, 2009 compared with 308.8 million for the same period last year. Total off-system therms sold and transported were 28.5 million for the quarter ended December 31, 2009 compared with 39.4 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(51.9)
Lower system sales volumes and other variations	(12.5)
Lower off-system sales volumes	(7.0)
Lower prices charged for off-system sales	(4.9)
Higher ISRS revenues	1.1
Total Variation	$(75.2)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended December 31, 2009 decreased $74.0 million from the same quarter last year. Natural and propane gas expense decreased $72.9 million, or 28.6%, from last year’s level, primarily attributable to lower rates charged by our suppliers, decreased system volumes purchased for sendout, and lower off-system gas expense. Other operation and maintenance expenses increased $0.8 million, or 1.9%, primarily due to increased group insurance charges and other minor variations, partially offset by lower maintenance charges. Taxes, other than income taxes, decreased $2.1 million, or 11.6%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $117.5 million primarily due to lower per unit gas prices charged by LER and, to a lesser extent, the effect of 7% lower sales volumes. The decrease in Non-Regulated Gas Marketing Operating Expenses totaling $96.9 million was primarily associated with lower prices charged by suppliers and decreased volumes purchased.

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $9.6 million primarily due to a sale of propane in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated sale resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory. The increase in Other Operating Expenses, totaling $3.8 million, was primarily due to expenses associated with this sale of propane.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.8 million primarily due to higher net investment gains, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $2.1 million decrease in interest charges was primarily due to lower interest on short-term debt. Average short-term interest rates were 0.22% for the quarter ended December 31, 2009 compared with 3.0% for the quarter ended December 31, 2008. Average short-term borrowings were $146.1 million for the quarter ended December 31, 2009 compared with $262.6 million for the quarter ended December 31, 2008.

Income Taxes

The $4.7 million decrease in income taxes was primarily due to lower pre-tax income.

REGULATORY MATTERS

During fiscal year 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal year 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal year 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel (Public Counsel) to submit their positions regarding the Utility’s filing and on February 28, 2008, the Utility and the MoPSC Staff filed a Non-Unanimous Stipulation & Agreement in which these parties agreed to a recovery of $2.5 million of costs. Public Counsel opposed the Non-Unanimous Stipulation & Agreement and a hearing in this matter was held before the Commission. On April 17, 2008, the Commission issued its Report and Order approving the $2.5 million cost recovery recommended by the Utility and the MoPSC Staff. Consistent with the approved amount, the Utility recorded a reduction in its deferral totaling $0.2 million during the quarter ended March 31, 2008. On May 29, 2008, Public Counsel appealed the MoPSC’s Order to the Cole County, Missouri Circuit Court and on January 6, 2009, the Court issued its judgment affirming the Commission’s Order approving the Cold Weather Rule compliance cost amount that the Utility and Staff had recommended over Public Counsel’s objection. On February 9, 2009, Public Counsel appealed the Circuit Court’s affirmation of the MoPSC’s April 17, 2008 Order to the Court of Appeals for the Western District of Missouri. On December 22, 2009, the Court of Appeals also issued a judgment affirming the Commission’s Order. On January 5, 2010, Public Counsel sought rehearing of the decision or transfer to the Missouri Supreme Court. The Court has not yet acted on this request.

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005. On September 14, 2007, the Staff withdrew its pursuit of $5.5 million of the disallowance it had originally proposed. The remaining $1.7 million pertains to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007. On December 31, 2007, the MoPSC Staff proposed a disallowance of $2.8 million applicable to fiscal year 2006, and on December 31, 2008, the MoPSC Staff proposed a disallowance of $1.5 million applicable to fiscal year 2007. On December 31, 2009, the MoPSC Staff proposed a number of non-monetary recommendations only, based on its review of gas costs for fiscal year 2008. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. As a result of the ensuing procedural schedule, the Cold Weather Rule portion of the filing became moot. On April 15, 2009, the Commission issued its Order rejecting the Utility’s tariffs on the grounds that it did not have the legal authority to approve them. On May 28, 2009, Laclede Gas filed for a petition with the Circuit Court of Cole County seeking judicial review of the Commission’s decision. On January 11, 2010, the Court issued a judgment that the Commission did have the legal authority to approve such tariffs. Further appeals are anticipated.

On December 4, 2009, Laclede Gas filed tariff sheets in a new general rate case proceeding that are designed to increase revenues by approximately $52.6 million annually, or 6.9%. The Utility also proposed several alternatives to better ensure its recovery of its fixed costs of doing business. On December 10, 2009, the MoPSC suspended implementation of the Utility’s proposed rates and set the case for hearing during the summer of 2010.

On January 15, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $3.2 million annually. The filing is pending Commission approval.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Consolidated Financial Statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and include the following:

•	Allowances for doubtful accounts
•	Employee benefits and postretirement obligations
•	Regulated operations

There were no significant changes to these critical accounting policies during the quarter ended December 31, 2009. For discussion of other significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009. As Laclede Group’s non-regulated subsidiary, LER, continues to expand its business, the number of transactions accounted for through fair value measurements has increased. Therefore, this quarter, the Company has included a critical accounting policy regarding certain energy contracts:

Non-Regulated Gas Marketing Energy Contracts – LER routinely enters into contracts for the physical purchase or sale of natural gas in a future period. To the extent LER’s contracts qualify for the normal purchases or normal sales election under GAAP, they are accounted for in the period the natural gas is delivered. Many of LER’s contracts are accounted for in this manner. However, pursuant to GAAP, certain contracts are required to be accounted for as derivatives with changes in fair value (representing unrealized gains or losses) recognized in earnings in the periods prior to physical delivery. Unrealized gains or losses on these contracts are recognized as either Non-Regulated Gas Marketing operating revenues or Non-Regulated Gas Marketing operating expenses in the Statements of Consolidated Income. In addition to these physical contracts, LER also utilizes exchange-traded/cleared New York Mercantile Exchange (NYMEX) natural gas futures and swaps contracts to manage the price risk associated with certain of its fixed-price commitments. These contracts are generally designated for hedge accounting treatment, as discussed in Note 6 of the Notes to Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS

The Company has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Company’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

CREDIT RATINGS

As of December 31, 2009, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Issuer Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A2	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

The Company has investment grade ratings, and believes that it will have adequate access to the financial markets to meet its capital requirements. These ratings remain subject to review and change by the rating agencies.

CASH FLOWS

The Company’s short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Utility’s PGA Clause, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

There was essentially no net cash used in operating activities for the three months ended December 31, 2009 compared with $17.2 million for the three months ended December 31, 2008. The lower cash requirements were primarily attributable to the net effect of reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations associated with the timing of collections of gas cost under the Utility’s PGA Clause. This effect was partially offset by reduced operating income at LER.

Net cash used in investing activities for the three months ended December 31, 2009 was $12.2 million compared with $15.2 million for the three months ended December 31, 2008. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $17.6 million for the three months ended December 31, 2009 compared with $47.6 million for the three months ended December 31, 2008. The decrease primarily reflects the reduced issuance of short-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. During the quarter ending December 31, 2009, Laclede Gas utilized only commercial paper for external short-term funding. Commercial paper outstanding at December 31, 2009 was $145.2 million, and there were no outstanding bank line advances. The weighted average interest rate on the short-term borrowings was 0.22% per annum at December 31, 2009. Based on total short-term borrowings at December 31, 2009, an increase in interest rate of 100 basis points would decrease pre-tax earnings and cash flows of Laclede Group by approximately $1.5 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. Although Laclede Gas borrowed funds from Laclede Group from time to time during the quarter ended December 31, 2009, there were no such borrowings outstanding at the end of the period. The Utility had short-term borrowings (including borrowings from Laclede Group) aggregating to a maximum of $178.0 million at any one time during the quarter. Excluding borrowings from Laclede Group, the Utility’s maximum borrowings for the quarter were also $178.0 million.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On December 31, 2009, total debt was 56% of total capitalization. For the twelve months ended December 31, 2009, EBITDA was 4.33 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit which expire in October 2010, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 50% on December 31, 2009. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the quarter.

Long-term Debt and Equity

The Utility has authority from the MoPSC until February 15, 2010 to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities, of which $370.1 million remains available under this authorization as of December 31, 2009. On June 30, 2009, the Utility filed an application with the MoPSC requesting authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $600 million over the next three years. This application is under review by the Commission at this time. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At December 31, 2009, Laclede Gas had fixed-rate long-term debt, including current obligations, totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2009, the maximum guarantees under these leases were $1.5 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2009, the carrying value of the liability recognized for these guarantees was $0.4 million.

Laclede Group had guarantees totaling $95.8 million for performance and payment of certain wholesale gas supply purchases by LER, as of December 31, 2009. Since that date, total guarantees issued by Laclede Group on behalf of LER increased by $11.5 million bringing the total to $107.3 million in guarantees outstanding at January 29, 2010. No amounts have been recorded for these guarantees in the financial statements.

Other

Utility capital expenditures were $11.1 million for the three months ended December 31, 2009, compared with $14.0 million for the same period last year. Non-utility capital expenditures were $0.1 million for the three months ended December 31, 2009, compared with $0.3 million for the three months ended December 31, 2008.

Consolidated capitalization at December 31, 2009 consisted of 59.3% Laclede Group common stock equity and 40.7% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2009 and at September 30, 2009, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance customer billings. The Consolidated Balance Sheet at December 31, 2008 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of December 31, 2009, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	2015 and thereafter
Principal Payments on Long-Term Debt	$390.0	$—	$25.0	$25.0	$340.0
Interest Payments on Long-Term Debt	499.6	14.7	46.7	43.5	394.7
Operating Leases (a)	15.1	4.2	7.1	3.4	0.4
Purchase Obligations – Natural Gas (b)	1,338.8	567.4	605.4	144.5	21.5
Purchase Obligations – Other (c)	98.4	13.5	22.7	17.1	45.1
Total (d)	$2,341.9	$599.8	$706.9	$233.5	$801.7

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2009 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term Liabilities have been excluded from the table above because there are no material amounts of contractual obligations under these categories. Long-term liabilities associated with unrecognized tax benefits, totaling $1.6 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $1.2 million during the remainder of fiscal year 2010. Laclede Gas anticipates a $0.3 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2010. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $8.5 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2010. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

MARKET RISK

Laclede Gas’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 6, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. As part of its risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of exchange-traded/cleared futures contracts and swaps contracts to lock in margins. At December 31, 2009, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations. For details related to LER’s derivatives and hedging activities, see Note 6, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 7, Concentrations of Credit Risk, of the Notes to Consolidated Financial Statements.

The Company is also subject to interest rate risk associated with its long-term and short-term debt issuances. Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for information about the effect of changes in interest rates.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended September 30, 2009. For changes during the quarter ended December 31, 2009, see Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 37 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended September 30, 2009. For changes during the quarter ended December 31, 2009, see Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 32 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2009, the Board of Directors of Laclede Gas approved the sale of 10 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.3 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

During the quarter ended December 31, 2009, the only repurchases of our common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based restricted stock. The following table provides information on those repurchases.

Period	Total No. of Shares Purchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans	Maximum No. of Shares that May Yet be Purchased Under the Plans
October 1, 2009 – October 31, 2009	3,650	$30.71	-	-
November 1, 2009 – November 30, 2009	15,249	$30.44	-	-
December 1, 2009 – December 31, 2009	-	-	-	-
Total	18,899	-	-	-

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	January 29, 2010	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	January 29, 2010	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-	Amendment to Supplemental Pension Agreement with Kenneth J. Neises dated January 7, 2010.

10.2	-	Form of Performance Contingent Restricted Stock Award Agreement.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.