Form 10-Q
period 2010-03-31
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2010-04-30
CIK 57183, 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc.	Missouri	74-2976504
1-1822	Laclede Gas Company	Missouri	43-0368139

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

The Laclede Group, Inc.:

Large accelerated filer	[ X ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Laclede Gas Company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	April 29, 2010
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	22,281,309
Laclede Gas Company:	Common Stock ($1.00 Par Value)	11,654 *

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

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2010	2009	2010	2009

Operating Revenues:
Regulated Gas Distribution	$373,520	$440,468	$656,449	$798,569
Non-Regulated Gas Marketing	261,473	217,589	458,998	532,629
Other	332	1,011	11,044	2,126
Total Operating Revenues	635,325	659,068	1,126,491	1,333,324
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	250,238	313,506	432,238	568,403
Other operation expenses	37,779	40,251	75,242	76,552
Maintenance	7,219	7,261	13,393	13,795
Depreciation and amortization	9,385	9,180	18,748	18,299
Taxes, other than income taxes	26,050	28,216	42,274	46,574
Total Regulated Gas Distribution Operating Expenses	330,671	398,414	581,895	723,623
Non-Regulated Gas Marketing	254,161	204,487	448,891	496,088
Other	223	927	4,771	1,685
Total Operating Expenses	585,055	603,828	1,035,557	1,221,396
Operating Income	50,270	55,240	90,934	111,928
Other Income and (Income Deductions) – Net	318	247	1,905	986
Interest Charges:
Interest on long-term debt	6,145	6,145	12,291	12,291
Other interest charges	526	1,168	1,089	3,814
Total Interest Charges	6,671	7,313	13,380	16,105
Income Before Income Taxes and Dividends
on Laclede Gas Redeemable Preferred Stock	43,917	48,174	79,459	96,809
Income Tax Expense	15,897	17,356	28,553	34,677
Dividends on Laclede Gas Redeemable Preferred Stock	—	7	—	15
Net Income	$28,020	$30,811	$50,906	$62,117

Average Number of Common Shares Outstanding:
Basic	21,980	21,891	21,968	21,874
Diluted	22,027	21,969	22,014	21,963

Basic Earnings Per Share of Common Stock	$1.26	$1.39	$2.29	$2.81

Diluted Earnings Per Share of Common Stock	$1.26	$1.39	$2.29	$2.80

Dividends Declared Per Share of Common Stock	$0.395	$0.385	$0.790	$0.770

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2010	2009	2010	2009

Net Income	$28,020	$30,811	$50,906	$62,117
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	3,733	5,002	7,476	7,041
Reclassification adjustment for gains included in net income	(1,565)	(2,295)	(5,616)	(10,567)
Net unrealized gains (losses) on cash flow hedging
derivative instruments	2,168	2,707	1,860	(3,526)
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	99	50	197	100
Other Comprehensive Income (Loss), Before Tax	2,267	2,757	2,057	(3,426)
Income Tax Expense (Benefit) Related to Items of Other
Comprehensive Income (Loss)	877	1,063	796	(1,317)
Other Comprehensive Income (Loss), Net of Tax	1,390	1,694	1,261	(2,109)
Comprehensive Income	$29,410	$32,505	$52,167	$60,008

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands)	2010	2009	2009

ASSETS
Utility Plant	$1,301,013	$1,280,238	$1,247,921
Less: Accumulated depreciation and amortization	435,205	424,309	414,956
Net Utility Plant	865,808	855,929	832,965

Non-utility property	4,072	4,061	4,591
Other investments	49,193	44,973	43,805
Other Property and Investments	53,265	49,034	48,396

Current Assets:
Cash and cash equivalents	83,765	74,591	93,602
Accounts receivable:
Utility	130,460	81,262	166,854
Non-utility	78,857	42,382	64,505
Other	6,466	7,511	5,090
Allowance for doubtful accounts	(12,782)	(11,160)	(12,666)
Delayed customer billings	38,955	—	35,213
Inventories:
Natural gas stored underground at LIFO cost	43,757	93,313	69,940
Propane gas at FIFO cost	15,625	19,847	19,861
Materials, supplies, and merchandise at average cost	4,338	4,158	5,501
Natural gas receivable	25,672	28,344	9,131
Derivative instrument assets	14,600	17,178	30,652
Unamortized purchased gas adjustments	—	—	8,891
Deferred income taxes	626	1,707	—
Prepayments and other	7,836	9,650	5,404
Total Current Assets	438,175	368,783	501,978

Deferred Charges:
Regulatory assets	467,078	482,999	395,869
Other	6,579	5,273	5,748
Total Deferred Charges	473,657	488,272	401,617
Total Assets	$1,830,905	$1,762,018	$1,784,956

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands, except share amounts)	2010	2009	2009

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,271,064, 22,168,120, and 22,138,864 shares issued, respectively)	$22,271	$22,168	$22,139
Paid-in capital	156,018	154,218	151,327
Retained earnings	376,142	342,810	357,887
Accumulated other comprehensive income (loss)	(905)	(2,166)	2,328
Total Common Stock Equity	553,526	517,030	533,681
Long-term debt (less current portion) – Laclede Gas	364,269	389,240	389,211
Total Capitalization	917,795	906,270	922,892

Current Liabilities:
Notes payable	114,950	129,800	238,800
Accounts payable	122,844	72,765	100,416
Advance customer billings	—	21,140	—
Current portion of long-term debt	25,000	—	—
Wages and compensation accrued	12,893	12,682	12,304
Dividends payable	8,962	8,687	8,675
Customer deposits	11,663	12,400	13,045
Interest accrued	9,865	9,943	10,333
Taxes accrued	42,830	15,951	34,078
Unamortized purchased gas adjustments	1,148	3,130	—
Deferred income taxes	—	—	1,959
Other	12,839	12,642	9,616
Total Current Liabilities	362,994	299,140	429,226

Deferred Credits and Other Liabilities:
Deferred income taxes	248,968	256,196	232,446
Unamortized investment tax credits	3,646	3,754	3,863
Pension and postretirement benefit costs	201,643	202,681	103,226
Asset retirement obligations	26,266	25,503	27,638
Regulatory liabilities	45,088	44,225	42,506
Other	24,505	24,249	23,159
Total Deferred Credits and Other Liabilities	550,116	556,608	432,838
Total Capitalization and Liabilities	$1,830,905	$1,762,018	$1,784,956

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
(Thousands)	2010	2009

Operating Activities:
Net Income	$50,906	$62,117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	18,891	18,446
Deferred income taxes and investment tax credits	(15,953)	(3,819)
Other – net	1,375	3,412
Changes in assets and liabilities:
Accounts receivable – net	(83,006)	(24,824)
Unamortized purchased gas adjustments	(1,982)	24,520
Deferred purchased gas costs	25,323	(54,990)
Accounts payable	50,986	(57,281)
Delayed customer billings – net	(60,095)	(60,761)
Taxes accrued	26,752	22,683
Natural gas stored underground	49,556	136,327
Other assets and liabilities	7,096	32,951
Net cash provided by operating activities	69,849	98,781

Investing Activities:
Capital expenditures	(24,850)	(26,597)
Other investments	(3,560)	(1,446)
Net cash used in investing activities	(28,410)	(28,043)

Financing Activities:
(Repayment) issuance of short-term debt – net	(14,850)	22,900
Changes in book overdrafts	(207)	419
Issuance of common stock	1,041	2,705
Non-employee directors’ restricted stock awards	(406)	(570)
Dividends paid	(17,297)	(16,757)
Preferred stock reacquired	—	(627)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(576)	(675)
Excess tax benefits from stock-based compensation	66	686
Other	(36)	(116)
Net cash (used in) provided by financing activities	(32,265)	7,965

Net Increase in Cash and Cash Equivalents	9,174	78,703
Cash and Cash Equivalents at Beginning of Period	74,591	14,899
Cash and Cash Equivalents at End of Period	$83,765	$93,602

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$13,305	$15,768
Income taxes	13,772	9,254

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at March 31, 2010 and 2009, for the Utility, were $22.6 million and $26.2 million, respectively. The amount of accrued unbilled revenue at September 30, 2009 was $12.7 million.
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
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended March 31, 2010 and 2009 were $21.5 million, and $23.8 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2010 and 2009 were $33.5 million and $38.6 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
STOCK-BASED COMPENSATION - Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009 for descriptions of these plans.

Restricted Stock Awards

During the six months ended March 31, 2010, the Company granted 95,400 performance-contingent restricted shares and share units to executive officers and key employees at a weighted average grant date fair value of $25.41 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units have a performance period ending September 30, 2012, during which participants are entitled to voting rights on the target level, or 63,600 shares. Dividends on these target level of shares accrue during the performance period and will be paid to the participants up to the target level upon vesting, but are subject to forfeiture if the underlying shares do not vest. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors has the discretion to reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.
During the six months ended March 31, 2010, 58,250 shares of performance-contingent restricted stock, awarded on November 2, 2006 and December 5, 2007, vested. The Company withheld 18,899 of the vested shares at a weighted average price of $30.49 per share pursuant to elections by employees to satisfy tax withholding obligations.
Performance-contingent restricted stock and performance-contingent restricted stock unit activity for the six months ended March 31, 2010 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2009	225,950	$37.85

Granted (maximum shares that can be earned)	95,400	$25.41
Vested	(58,250)	$34.75
Forfeited	(7,800)	$32.67

Nonvested at March 31, 2010	255,300	$34.07

During the six months ended March 31, 2010, the Company granted 28,300 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $30.42 per share. These shares were awarded on November 4, 2009, December 1, 2009, and January 4, 2010 and vest November 4, 2012, December 1, 2012, and January 4, 2013, respectively. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
During the six months ended March 31, 2010, the Company granted 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $32.32 per share. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for six months ended March 31, 2010 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2009	90,150	$39.08

Granted	40,800	$31.00
Vested	(7,000)	$34.18
Forfeited	(900)	$38.49

Nonvested at March 31, 2010	123,050	$36.69

Stock Option Awards

Stock option activity for the six months ended March 31, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2009	356,225	$30.84

Granted	—	$—
Exercised	(11,000)	$30.71
Forfeited	(1,375)	$34.95
Expired	(4,125)	$34.95

Outstanding at March 31, 2010	339,725	$30.78	4.8	$1,093

Fully Vested and Expected to Vest at March 31, 2010	338,045	$30.76	4.8	$1,093

Exercisable at March 31, 2010	315,725	$30.46	4.7	$1,093

The closing price of the Company’s common stock was $33.72 at March 31, 2010.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2010	2009	2010	2009

Total equity compensation cost	$1,041	$1,257	$1,909	$2,099
Compensation cost capitalized	(219)	(253)	(357)	(433)
Compensation cost recognized in net income	822	1,004	1,552	1,666
Income tax benefit recognized in net income	(316)	(386)	(598)	(642)
Compensation cost recognized in net income,
net of income tax	$506	$618	$954	$1,024

As of March 31, 2010, there was $5.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

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
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” as codified is ASC Topic 260, “Earnings per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in ASC Topic 260. The guidance in this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The FSP requires that the guidance be applied retrospectively to all prior-period EPS data presented. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities under this FSP. The Company adopted this FSP effective October 1, 2009. EPS and diluted shares outstanding amounts for the quarter and six months ended March 31, 2009 have been restated to reflect the retrospective application of the FSP. The effect of adoption reduced basic EPS by $0.02 and $0.03 for quarter and six months ended March 31, 2009, respectively, and reduced diluted EPS by $0.01 and $0.02 for the quarter and six months ended March 31, 2009, respectively, compared to originally reported amounts. On an annual basis, reductions to previously reported EPS will not be more than $0.03 per share. Reported net income and cash flows were not affected by the adoption of the FSP. The Company’s EPS computations are set forth in Note 2, Earnings Per Common Share.
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
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820, “Fair Value Measurements and Disclosures.” The ASU requires separate disclosure of significant transfers in and out of level 1 and level 2 fair value measurements. It also requires disclosure of the policy for when transfers are recognized. Additionally, the ASU clarifies certain areas of the guidance, including the level of disaggregation required in fair value measurement disclosures. While the adoption of these updates during the quarter ended March 31, 2010 had no effect on the consolidated financial statements, the Company modified its disclosures in Note 5, Fair Value Measurements, accordingly. The ASU also requires that certain activity in the level 3 fair value measurements reconciliation be presented on a gross basis (instead of net). This change is effective for the Company’s disclosures in the first quarter of fiscal year 2012.
In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” The ASU amends ASC Topic 855, “Subsequent Events.” Subsequent events or transactions occur after the balance sheet date, but prior to the financial statements being issued, and are required to be assessed by management for possible financial statement recognition and/or disclosure. For entities that are Securities and Exchange Commission (SEC) filers, this ASU removes the requirement to disclose the date through which subsequent events have been evaluated to alleviate potential conflicts with SEC guidance. Laclede Group adopted this ASU during the quarter ended March 31, 2010. While the adoption of the ASU did not impact the consolidated financial statements or management’s process for assessing subsequent events, the Company did modify its disclosures accordingly.

2.	EARNINGS PER COMMON SHARE

As mentioned in the New Accounting Pronouncements section of Note 1, the Company adopted the provisions of FSP No. EITF 03-6-1 effective October 1, 2009. EPS and diluted shares outstanding amounts for the quarter and six months ended March 31, 2009 have been restated to reflect the retrospective application of the FSP. The effect of adoption reduced basic EPS by $0.02 and $0.03 for quarter and six months ended March 31, 2009, respectively, and reduced diluted EPS by $0.01 and $0.02 for the quarter and six months ended March 31, 2009, respectively, compared to originally reported amounts. Reported net income and cash flows were not affected by the adoption of the FSP. For details on the methodology used to compute EPS, see the Earnings Per Common Share section of Note 1.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands, Except Per Share Amounts)	2010	2009	2010	2009

Basic EPS:
Net Income	$28,020	$30,811	$50,906	$62,117
Less: Income allocated to participating securities	280	340	508	660
Net Income Available to Common Shareholders	$27,740	$30,471	$50,398	$61,457

Weighted Average Shares Outstanding	21,980	21,891	21,968	21,874
Earnings Per Share of Common Stock	$1.26	$1.39	$2.29	$2.81

Diluted EPS:
Net Income	$28,020	$30,811	$50,906	$62,117
Less: Income allocated to participating securities	279	339	508	658
Net Income Available to Common Shareholders	$27,741	$30,472	$50,398	$61,459

Weighted Average Shares Outstanding	21,980	21,891	21,968	21,874
Dilutive Effect of Stock Options
and Restricted Stock	47	78	46	89
Weighted Average Diluted Shares	22,027	21,969	22,014	21,963

Earnings Per Share of Common Stock	$1.26	$1.39	$2.29	$2.80

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	77	—	77	—
Performance-contingent restricted stock	145	60	145	60
Total	222	60	222	60

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2009, the Utility modified the calculation of future benefits under Laclede Gas’ primary plan from a years of service and final average compensation formula to a cash balance formula, which accrues benefits based on a percentage of compensation. Benefits attributable to plan participation prior to January 1, 2009 will be based on final average compensation at the date of termination of employment and years of service earned at January 1, 2009. Effective January 1, 2010, the Utility modified the calculation of future benefits under its Missouri Natural Gas division plan from a career average formula to a cash balance formula, which accrues benefits based on a percentage of compensation and provides interest credits on the balance. Benefits attributable to plan participation prior to January 1, 2010 will be based on career average compensation earned as a participant prior to January 1, 2010. Plan assets consist primarily of corporate and U.S. government obligations and equity investments.
Pension costs for the quarters ending March 31, 2010 and 2009 were $1.6 million and $1.5 million, respectively, including amounts charged to construction. Pension costs for the six months ended March 31, 2010 and 2009 were $3.2 million and $3.1 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2010	2009	2010	2009

Service cost – benefits earned
during the period	$2,189	$1,817	$4,463	$5,302
Interest cost on projected
benefit obligation	4,924	5,229	9,881	10,497
Expected return on plan assets	(5,075)	(5,234)	(10,107)	(10,469)
Amortization of prior service cost	172	259	411	518
Amortization of actuarial loss	2,025	774	4,059	1,548
Sub-total	4,235	2,845	8,707	7,396
Regulatory adjustment	(2,657)	(1,296)	(5,550)	(4,298)
Net pension cost	$1,578	$1,549	$3,157	$3,098

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the six months ended March 31, 2010 and March 31, 2009.
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

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended March 31, 2010 and 2009 were $1.9 million, including amounts charged to construction. Postretirement benefit costs for both the six months ended March 31, 2010 and 2009 were $3.8 million, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2010	2009	2010	2009

Service cost – benefits earned
during the period	$1,611	$1,283	$3,221	$2,566
Interest cost on accumulated
postretirement benefit obligation	1,129	1,170	2,258	2,340
Expected return on plan assets	(758)	(594)	(1,516)	(1,188)
Amortization of transition obligation	34	34	68	68
Amortization of prior service credit	(582)	(582)	(1,164)	(1,164)
Amortization of actuarial loss	995	877	1,990	1,754
Sub-total	2,429	2,188	4,857	4,376
Regulatory adjustment	(518)	(277)	(1,036)	(555)
Net postretirement benefit cost	$1,911	$1,911	$3,821	$3,821

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

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of March 31, 2010
Cash and cash equivalents	$83,765	$83,765
Marketable securities	12,083	12,083
Derivative instrument assets	14,600	14,600
Derivative instrument liabilities	436	436
Short-term debt	114,950	114,950
Long-term debt, including current portion	389,269	408,429

As of September 30, 2009
Cash and cash equivalents	$74,591	$74,591
Marketable securities	11,110	11,110
Derivative instrument assets	17,178	17,178
Derivative instrument liabilities	976	976
Short-term debt	129,800	129,800
Long-term debt	389,240	423,375

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,083	$—	$—	$—	$12,083
NYMEX natural gas contracts	10,953	—	—	3,303	14,256
NYMEX gasoline and heating oil contracts	233	—	—	(6)	227
Natural gas commodity contracts	—	303	40	(226)	117
Total	$23,269	$303	$40	$3,071	$26,683

Liabilities
NYMEX natural gas contracts	$79,677	$—	$—	$(79,677)	$—
Natural gas commodity contracts	—	607	55	(226)	436
Total	$79,677	$607	$55	$(79,903)	$436

As of September 30, 2009
Assets
U. S. Stock/Bond Mutual Funds	$11,110	$—	$—	$—	$11,110
NYMEX natural gas contracts	10,803	—	—	4,057	14,860
NYMEX gasoline and heating oil contracts	278	—	—	(1)	277
Natural gas commodity contracts	—	1,688	558	(205)	2,041
Total	$22,191	$1,688	$558	$3,851	$28,288

Liabilities
NYMEX natural gas contracts	$55,170	$—	$—	$(55,170)	$—
Natural gas commodity contracts	—	522	659	(205)	976
Total	$55,170	$522	$659	$(55,375)	$976

As of March 31, 2009
Assets
U. S. Stock/Bond Mutual Funds	$8,325	$—	$—	$—	$8,325
NYMEX natural gas contracts	10,377	—	—	19,812	30,189
NYMEX gasoline and heating oil contracts	144	—	—	163	307
Natural gas commodity contracts	—	156	—	—	156
Total	$18,846	$156	$—	$19,975	$38,977

Liabilities
NYMEX natural gas contracts	$112,929	$—	$—	$(112,929)	$—

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange. Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. During the quarter and six months ended March 31, 2010 and 2009, there were no transfers between the levels of the fair value hierarchy. The Company’s policy is to recognize such transfers, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. At October 1, 2009, the beginning net balance of derivatives measured using Level 3 inputs was $(101,000). During the six months ended March 31, 2010, the balance increased by $37,000 due to settlements and increased $49,000 due to net gains included in earnings, leaving a net balance of $(15,000) at March 31, 2010.
The mutual funds are included in the Other investments line of the Consolidated Balance Sheets. Liabilities for derivative instruments, if any, are included in the Other line of the Current Liabilities section of the Consolidated Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Consolidated Balance Sheets when a legally enforceable netting agreement exists between the Company and the counterparty to a derivative contract.

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
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At March 31, 2010, Laclede Gas held 0.4 million gallons of gasoline futures contracts at an average price of $1.71 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $2.22 per gallon. Most of these futures contracts, the longest of which extends to June 2011, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, Laclede Energy Resources, Inc. (LER), enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At March 31, 2010, LER had 18.8 million MMBtu of non-exchange traded natural gas commodity contracts for which the normal purchases and normal sales scope exception was not elected. Of these contracts, 17.1 million MMBtu will settle during fiscal year 2010, while the remaining 1.7 million MMBtu will settle during fiscal year 2011. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At March 31, 2010, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at March 31, 2010, it is expected that approximately $8.6 million of pre-tax unrealized gains will be reclassified into the Statements of Consolidated Income during the next twelve months. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.9 million and $0.3 million for the quarters ended March 31, 2010 and 2009, respectively. The net amount of pre-tax gains (losses) recognized in earnings for the ineffective portion of cash flow hedges was $(0.9) million and $2.5 million for the six months ended March 31, 2010 and 2009, respectively. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at March 31, 2010 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2010	—	$—	4.13	$5.56
Fiscal 2011	—	—	2.54	5.19

Open long futures positions
Fiscal 2010	7.58	$8.65	2.58	$4.76
Fiscal 2011	8.83	7.68	4.14	6.46
Fiscal 2012	0.80	7.55	1.37	7.19

At March 31, 2010, Laclede Gas also had 20.2 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	March 31,		March 31,
(Thousands)	Recorded in Income	2010	2009	2010	2009 (a)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX natural gas contracts		$3,673	$4,896	$7,250	$4,896
NYMEX gasoline and heating oil contracts		60	106	226	106
Total		$3,733	$5,002	$7,476	$5,002

Effective portion of gain (loss) reclassified from accumulated OCI to income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$1,726	$4,410	$6,251	$4,410
	Non-Regulated Gas Marketing Operating Expenses	(235)	(2,115)	(771)	(2,115)
Sub-total		1,491	2,295	5,480	2,295

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	74	—	136	—
Total		$1,565	$2,295	$5,616	$2,295

Ineffective portion of gain (loss) on derivatives recognized in income
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$864	$182	$1,389	$182
	Non-Regulated Gas Marketing Operating Expenses	105	67	(2,244)	67
Sub-total		969	249	(855)	249

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	(23)	31	(79)	31
Total		$946	$280	$(934)	$280

Derivatives Not Designated as Hedging Instruments Under ASC Topic 815 (b)

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$121	$164	$4,115	$164
	Non-Regulated Gas Marketing Operating Expenses	(194)	—	(3,708)	—
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	42	—	42	—
	Non-Regulated Gas Marketing Operating Expenses	2	—	(552)	—
NYMEX gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	2	7	2	7
Total		$(27)	$171	$(101)	$171

(a)
The Company prospectively adopted SFAS No. 161, as codified in ASC Topic 815, in the second quarter of fiscal year 2009. Accordingly, amounts disclosed in this column exclude activity prior to January 1, 2009.

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	$8,068		Derivative Instrument Assets	$9,508
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	231		Derivative Instrument Assets	—
Sub-total		8,299			9,508

Derivatives not designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	2,885		Derivative Instrument Assets	70,170
Natural gas commodity contracts	Derivative Instrument Assets	268		Other Current Liabilities	511
	Other Current Liabilities	75		Derivative Instrument Assets	151
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	2		Derivative Instrument Assets	—
Sub-total		3,230			70,832
Total derivatives		$11,529			$80,340

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	$3,001		Derivative Instrument Assets	$2,019
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	278		Derivative Instrument Assets	—
Sub-total		3,279			2,019

Derivatives not designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	7,802		Derivative Instrument Assets	53,151
Natural gas commodity contracts	Derivative Instrument Assets	2,062		Other Current Liabilities	1,160
	Other Current Liabilities	184		Derivative Instrument Assets	21
Sub-total		10,048			54,332
Total derivatives		$13,327			$56,351

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at March 31, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	$5,278		Derivative Instrument Assets	$714
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	137		Derivative Instrument Assets	—
Sub-total		5,415			714

Derivatives not designated as hedging instruments under ASC Topic 815

NYMEX natural gas contracts	Derivative Instrument Assets	5,099		Derivative Instrument Assets	112,215
Natural gas commodity contracts	Derivative Instrument Assets	156		Other Current Liabilities	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	7		Derivative Instrument Assets	—
Sub-total		5,262			112,215
Total derivatives		$10,677			$112,929

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. The amounts of receivables excluded at March 31, 2010, September 30, 2009, and March 31, 2009 were $83.0 million, $59.2 million, and $135.9 million, respectively, which were associated with NYMEX contracts. At March 31, 2009, the amounts excluded $3.0 million in payables, associated with NYMEX contracts. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Consolidated Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 5, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

		March 31,	Sept. 30,	March 31,
	(Thousands)	2010	2009	2009

	Fair value of asset derivatives presented above	$11,529	$13,327	$10,677
	Fair value of cash margin receivables	82,981	59,226	135,874
	Netting of assets and liabilities with the same counterparty	(79,910)	(55,375)	(115,899)
	Derivative instrument assets, per Consolidated Balance Sheet	$14,600	$17,178	$30,652

	Fair value of liability derivatives presented above	$80,340	$56,351	$112,929
	Fair value of cash margin payables	6	—	2,970
	Netting of assets and liabilities with the same counterparty	(79,910)	(55,375)	(115,899)
	Derivative instruments liabilities, per Consolidated Balance Sheet*	$436	$976	$—

*	Included in the Other line of the Current Liabilities section

7.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from large counterparties in other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored, and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $32.5 million, or 41.8% of LER’s total accounts receivable at March 31, 2010. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $12.2 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $20.7 million of LER’s total accounts receivable, or 26.6% at March 31, 2010 and net receivable amounts from these customers, reflecting netting arrangements, were $17.6 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

8.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2010	2009	2010	2009

Interest income	$361	$663	$896	$1,802
Net investment gain (loss)	196	(205)	670	(1,574)
Other income	25	28	25	305
Other income deductions	(264)	(239)	314	453
Other Income and (Income Deductions) – Net	$318	$247	$1,905	$986

The increase in Other Income and (Income Deductions) – Net for the six months ended March 31, 2010, compared with the six months ended March 31, 2009, was primarily due to higher net investment gains, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs and lower interest income. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

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

		Non-
	Regulated	Regulated
	Gas	Gas
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
March 31, 2010
Revenues from external customers	$373,198	$252,321	$73	$—	$625,592
Intersegment revenues	322	9,152	259	—	9,733
Total Operating Revenues	373,520	261,473	332	—	635,325
Net Economic Earnings	23,440	3,787	96	—	27,323
Total assets	1,630,495	193,967	117,820	(111,377)	1,830,905

Six Months Ended
March 31, 2010
Revenues from external customers	$654,309	$442,208	$10,525	$—	$1,107,042
Intersegment revenues	2,140	16,790	519	—	19,449
Total Operating Revenues	656,449	458,998	11,044	—	1,126,491
Net Economic Earnings	40,872	8,399	3,849	—	53,120
Total assets	1,630,495	193,967	117,820	(111,377)	1,830,905

Three Months Ended
March 31, 2009
Revenues from external customers	$440,173	$210,069	$752	$—	$650,994
Intersegment revenues	295	7,520	259	—	8,074
Total Operating Revenues	440,468	217,589	1,011	—	659,068
Net Economic Earnings	22,146	8,509	142	—	30,797
Total assets	1,609,714	170,656	131,667	(127,081)	1,784,956

Six Months Ended
March 31, 2009
Revenues from external customers	$796,796	$515,202	$1,607	$—	$1,313,605
Intersegment revenues	1,773	17,427	519	—	19,719
Total Operating Revenues	798,569	532,629	2,126	—	1,333,324
Net Economic Earnings	38,294	21,037	599	—	59,930
Total assets	1,609,714	170,656	131,667	(127,081)	1,784,956

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2010	2009	2010	2009

Total Net Economic Earnings above	$27,323	$30,797	$53,120	$59,930
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	697	14	(2,214)	2,187
Net Income	$28,020	$30,811	$50,906	$62,117

10.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2010 are estimated at approximately $1.0 billion. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At March 31, 2010, the maximum guarantees under these leases are $1.5 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2010, the carrying value of the liability recognized for these guarantees was $0.4 million.
Laclede Group had guarantees totaling $98.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2010. Since that date, guarantees issued by Laclede Group on behalf of LER increased by $4.0 million, bringing the total to $102.3 million in guarantees at April 30, 2010. No amounts have been recorded for these guarantees in the financial statements. As of March 31, 2010, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

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
In the December 31, 2007 filing mentioned above, the MoPSC Staff also raised questions regarding whether certain sales and capacity release transactions subject to the FERC’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. In June 2008, as a result of the internal review, the Company provided the FERC Staff with a self report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On February 9, 2010, the FERC Staff informed the Company that it has closed its investigation of the Company’s self report without taking further action.
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

Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:

Regulated Gas Distribution Segment:

•	the Utility’s ability to recover the costs of distribution of natural gas from its customers;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•	changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return;
•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,
•	the effect of natural gas price volatility on the business.

Non-Regulated Gas Marketing Segment:

•	the risks of competition;
•	regional fluctuations in natural gas prices;
•	new national pipeline infrastructure projects;
•	credit and/or capital market access;
•	counterparty risks; and,
•	the effect of natural gas price volatility on the business.

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

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory Matters section on page 37 of this report for additional information on regulatory issues relative to the Utility.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 39 for additional information.

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

In addition to its operating cash flows, LER relies on parental guarantees to secure its purchase and sales obligations of natural gas. A large portion of LER’s receivables are from customers in the energy industry. LER also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. Although LER’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect LER’s liquidity and results.

LER carefully monitors the creditworthiness of counterparties to its transactions. LER performs in-house credit reviews of potential customers and requires prepayments or letters of credit from non-investment grade customers. Credit limits for customers are established and monitored.

EARNINGS

The Laclede Group reports net income and earnings per share determined in accordance with GAAP. As Laclede Group’s non-regulated subsidiary, LER, continues to expand its business, the number of transactions accounted for through fair value measurements has increased. As a result, management also uses the non-GAAP measures of net economic earnings and net economic earnings per share when internally evaluating results of operations. Net economic earnings exclude from net income the after-tax impacts of net unrealized gains and losses on energy-related derivatives that are required by GAAP fair value accounting. This adjustment eliminates the impact of timing differences related to current changes in the fair value of financial and physical transactions prior to their completion and settlement. Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement provides a useful representation of the economic impact of only the actual settled transactions and their effects on results of operations. These internal non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income. While management uses these non-GAAP measures to evaluate both Laclede Gas and LER, the net effect of unrealized gains and losses on the Utility’s earnings is minimal because gains or losses on its natural gas derivative instruments are deferred pursuant to its PGA Clause, as authorized by the MoPSC. These unrealized gains and losses result primarily from two sources:

1)	Changes in fair values of physical and/or financial derivatives prior to the period of settlement
2)
Ineffective portions of accounting hedges, required to be recorded in earnings prior to settlement, due to differences in commodity price changes between the locations of the forecasted physical purchase or sale transactions and the locations of the underlying hedge instruments

Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transaction(s) occur.

Reconciliations of net economic earnings and net economic earnings per share to the Company’s most directly comparable GAAP measures are provided below.

Quarter Ended March 31, 2010

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)
Quarter Ended March 31, 2010
Regulated Gas Distribution	$23.4	$—	$23.4
Non-Regulated Gas Marketing	3.8	0.7	4.5
Other	0.1	—	0.1
Total	$27.3	$0.7	$28.0
Per Share Amounts **	$1.23	$0.03	$1.26

Quarter Ended March 31, 2009
Regulated Gas Distribution	$22.2	$—	$22.2
Non-Regulated Gas Marketing	8.5	—	8.5
Other	0.1	—	0.1
Total	$30.8	$—	$30.8
Per Share Amounts **	$1.39	$—	$1.39

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the quarter ended March 31, 2010 the amount of income tax expense included in the total reconciling item above is $0.4 million.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $28.0 million for the quarter ended March 31, 2010, compared with $30.8 million for the quarter ended March 31, 2009. Basic and diluted earnings per share for the quarter ended March 31, 2010 were $1.26 compared with basic and diluted earnings per share of $1.39 for the quarter ended March 31, 2009. Net economic earnings were $27.3 million for the quarter ended March 31, 2010 compared with $30.8 million for the same quarter last year. Net economic earnings per share were $1.23 for the quarter ended March 31, 2010 compared with $1.39 for the quarter ended March 31, 2009. Earnings decreased compared to last year primarily due to lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by improved results reported by Laclede Group’s Regulated Gas Distribution segment.

Both Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $1.2 million for the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	a lower provision for uncollectible accounts totaling $1.6 million;
•	decreases in operation and maintenance expenses, excluding the provision for uncollectible accounts, totaling $0.9 million; and,
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $0.9 million.

These factors were partially offset by lower income from off-system sales and capacity release totaling $2.0 million.

The Non-Regulated Gas Marketing segment reported a decrease in GAAP earnings of $4.0 million compared with the same quarter last year. Net economic earnings for the quarter ended March 31, 2010 decreased $4.7 million from the quarter ended March 31, 2009. These decreases were primarily due to LER’s significantly reduced margins on sales of natural gas, partially offset by the effect of 5.9% higher sales volumes (mainly attributable to new customer growth and higher wholesale sales volumes). The reduced sales margins were driven primarily by narrower regional price differentials that have recently prevailed in the marketplace, as compared to the favorable market conditions that existed a year ago. On a GAAP basis, sales margins this year included the effect of after-tax net unrealized gains from certain of LER’s energy-related derivative contracts, totaling $0.7 million, recognized in earnings during the quarter ended March 31, 2010. There were essentially no net unrealized amounts recognized during the quarter ended March 31, 2009.

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

Regulated Gas Distribution Operating Revenues for the quarter ended March 31, 2010 were $373.5 million, or $66.9 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 12.5% colder than the same quarter last year and 6.9% colder than normal. Total system therms sold and transported were 430.7 million for the quarter ended March 31, 2010 compared with 397.3 million for the same period last year. Total off-system therms sold and transported were 10.7 million for the quarter ended March 31, 2010 compared with 82.9 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(67.3)
Lower off-system sales volumes	(31.0)
Higher system sales volumes and other variations	29.9
Higher ISRS revenues	0.9
Higher prices charged for off-system sales	0.6
Total Variation	$(66.9)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended March 31, 2010 decreased $67.7 million from the same quarter last year. Natural and propane gas expense decreased $63.3 million, or 20.2%, from last year’s level, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense, partially offset by increased system volumes purchased for sendout. Other operation and maintenance expenses decreased $2.5 million, or 5.3%, primarily due to a lower provision for uncollectible accounts, reduced group insurance charges, and lower distribution expenses. Taxes, other than income taxes, decreased $2.2 million, or 7.7%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues increased $43.9 million primarily due to higher per unit gas prices charged by LER and, to a lesser extent, the effect of 5.9% higher sales volumes. The increase in Non-Regulated Gas Marketing Operating Expenses totaling $49.7 million was primarily associated with higher prices charged by suppliers and increased volumes purchased.

Interest Charges

The $0.6 million decrease in interest charges was primarily due to lower interest on short-term debt. Average short-term interest rates were 0.3% for the quarter ended March 31, 2010 compared with 1.0% for the quarter ended March 31, 2009. Average short-term borrowings were $90.9 million for the quarter ended March 31, 2010 compared with $256.7 million for the quarter ended March 31, 2009.

Income Taxes

The $1.5 million decrease in income taxes was primarily due to lower pre-tax income.

Six Months Ended March 31, 2010

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)
Six Months Ended March 31, 2010
Regulated Gas Distribution	$40.9	$(0.1)	$40.8
Non-Regulated Gas Marketing	8.4	(2.1)	6.3
Other	3.8	—	3.8
Total	$53.1	$(2.2)	$50.9
Per Share Amounts **	$2.39	$(0.10)	$2.29

Six Months Ended March 31, 2009
Regulated Gas Distribution	$38.4	$—	$38.4
Non-Regulated Gas Marketing	21.0	2.2	23.2
Other	0.5	—	0.5
Total	$59.9	$2.2	$62.1
Per Share Amounts **	$2.70	$0.10	$2.80

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the six months ended March 31, 2010 and 2009, the amount of income tax expense (benefit) included in the total reconciling items above are $(1.4) million and $1.4 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $50.9 million for the six months ended March 31, 2010, compared with $62.1 million for the six months ended March 31, 2009. Basic and diluted earnings per share were $2.29 for the six months ended March 31, 2010, compared with basic and diluted earnings per share of $2.81 and $2.80, respectively for the same period last year. Net economic earnings were $53.1 million for the six months ended March 31, 2010 compared with $59.9 million for the same period last year. Net economic earnings per share were $2.39 for the six months ended March 31, 2010 compared with $2.70 for the six months ended March 31, 2009. Earnings decreased compared to last year primarily due to lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by increased Other income and improved results reported by Laclede Group’s Regulated Gas Distribution segment.

Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $2.4 million and $2.5 million, respectively, for the six months ended March 31, 2010, compared with the six months ended March 31, 2009. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	increased net investment gains totaling $2.4 million;
•	higher ISRS revenues totaling $2.0 million; and,
•	a lower provision for uncollectible accounts totaling $1.7 million.

These factors were partially offset by lower income from off-system sales and capacity release totaling $2.6 million.

The Non-Regulated Gas Marketing segment reported a decrease in GAAP earnings of $16.9 million compared with the same period last year. Net economic earnings for the six months ended March 31, 2010 decreased $12.6 million from the six months ended March 31, 2009. These decreases were primarily due to LER’s significantly reduced margins on sales of natural gas. The reduced sales margins were driven primarily by narrower regional price differentials that have recently prevailed in the marketplace, as compared to the favorable market conditions that existed during the six months ended March 31, 2009. On a GAAP basis, the reduced sales margins this year also included the effect of after-tax net unrealized losses from certain of LER’s energy-related derivative contracts, totaling $2.1 million, recognized in earnings during the six months ended March 31, 2010, compared with after-tax net unrealized gains, totaling $2.2 million, recognized during the six months ended March 31, 2009.

Both Other net income and Other net economic earnings increased $3.3 million compared with the same period last year primarily due to a sale of propane in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated sale resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory, and resulted in income, net of income taxes, totaling $3.7 million, contributing $0.16 to diluted earnings per share.

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

Regulated Gas Distribution Operating Revenues for the six months ended March 31, 2010 were $656.4 million, or $142.1 million less than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2010 were 3.8% colder than the same period last year and 2.6% colder than normal. Total system therms sold and transported were 718.7 million for the six months ended March 31, 2010 compared with 706.1 million for the same period last year. Total off-system therms sold and transported were 39.2 million for the six months ended March 31, 2010 compared with 122.3 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(119.2)
Lower off-system sales volumes	(41.3)
Higher system sales volumes and other variations	17.4
Higher ISRS revenues	2.0
Lower prices charged for off-system sales	(1.0)
Total Variation	$(142.1)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the six months ended March 31, 2010 decreased $141.7 million from the same period last year. Natural and propane gas expense decreased $136.2 million, or 24.0%, from last year’s level, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense, partially offset by increased system volumes purchased for sendout. Other operation and maintenance expenses decreased $1.7 million, or 1.9%, primarily due to a lower provision for uncollectible accounts and decreased maintenance and distribution charges, partially offset by a lower rate of overheads capitalized. Depreciation and amortization expense increased $0.4 million, or 2.5%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $4.3 million, or 9.2%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $73.6 million primarily due to lower per unit gas prices charged by LER. The decrease in Non-Regulated Gas Marketing Operating Expenses totaling $47.2 million was primarily associated with lower prices charged by suppliers. LER’s sales volumes decreased 1% compared to the same period last year.

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $8.9 million primarily due to a sale of propane in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated sale resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory. The increase in Other Operating Expenses, totaling $3.1 million, was primarily due to expenses associated with this sale of propane.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.9 million primarily due to higher net investment gains, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs and lower interest income. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $2.7 million decrease in interest charges was primarily due to lower interest on short-term debt. Average short-term interest rates were 0.2% for the six months ended March 31, 2010 compared with 2.1% for the six months ended March 31, 2009. Average short-term borrowings were $118.8 million for the six months ended March 31, 2010 compared with $259.7 million for the six months ended March 31, 2009.

Income Taxes

The $6.1 million decrease in income taxes was primarily due to lower pre-tax income.

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

In the December 31, 2007 filing mentioned above, the MoPSC Staff also raised questions regarding whether certain sales and capacity release transactions subject to the Federal Energy Regulatory Commission (FERC)’s oversight were consistent with the FERC’s regulations and policies regarding capacity release. The Company commenced an internal review of the questions raised by the MoPSC Staff and notified the FERC Staff that it took this action. In June 2008, as a result of the internal review, the Company provided the FERC Staff with a self report regarding compliance of sales and capacity release activities with the FERC’s regulations and policies. On February 9, 2010, the FERC Staff informed the Company that it has closed its investigation of the Company’s self report without taking further action.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. As a result of the ensuing procedural schedule, the Cold Weather Rule portion of the filing became moot. On April 15, 2009, the Commission issued its Order rejecting the Utility’s tariffs on the grounds that it did not have the legal authority to approve them. On May 28, 2009, Laclede Gas filed for a petition with the Circuit Court of Cole County seeking judicial review of the Commission’s decision. On January 11, 2010, the Court issued a judgment that the Commission did have the legal authority to approve such tariffs. The Commission has appealed this determination to the Missouri Court of Appeals, Western District.

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

On January 15, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $3.2 million annually. On March 24, 2010, the MoPSC approved a $2.8 million annual increase that became effective March 31, 2010.

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

There were no significant changes to these critical accounting policies during the six months ended March 31, 2010. For discussion of other significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009. As Laclede Group’s non-regulated subsidiary, LER, continues to expand its business, the number of transactions accounted for through fair value measurements has increased. Therefore, this fiscal year, the Company has included a critical accounting policy regarding certain energy contracts:

Non-Regulated Gas Marketing Energy Contracts – LER routinely enters into contracts for the physical purchase or sale of natural gas in a future period. To the extent LER’s contracts qualify for the normal purchases or normal sales election under GAAP, they are accounted for in the period the natural gas is delivered. Many of LER’s contracts are accounted for in this manner. However, pursuant to GAAP, certain contracts are required to be accounted for as derivatives with changes in fair value (representing unrealized gains or losses) recognized in earnings in the periods prior to physical delivery. Unrealized gains or losses on these contracts are recognized as either Non-Regulated Gas Marketing operating revenues or Non-Regulated Gas Marketing operating expenses in the Statements of Consolidated Income. In addition to these physical contracts, LER also utilizes exchange-traded/cleared New York Mercantile Exchange (NYMEX) natural gas futures and swap contracts to manage the price risk associated with certain of its fixed-price commitments. These contracts are generally designated for hedge accounting treatment, as discussed in Note 6 of the Notes to Consolidated Financial Statements.

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

FINANCIAL CONDITION

CREDIT RATINGS

As of March 31, 2010, credit ratings for outstanding securities for Laclede Group and Laclede Gas issues were as follows:

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

Net cash provided by operating activities for the six months ended March 31, 2010 was $69.8 million, compared with $98.8 million for the same period last year. The variation is primarily attributable to changes in the cost of natural gas storage inventories and a reduction in LER’s operating income. These factors were partially offset by a year-over-year reduction in cash paid for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations associated with the timing of the collections of gas cost under the Utility’s PGA Clause.

Net cash used in investing activities for the six months ended March 31, 2010 was $28.4 million compared with $28.0 million for the six months ended March 31, 2009. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $32.3 million for the six months ended March 31, 2010 compared with net cash provided by financing activities of $8.0 million for the six months ended March 31, 2009. The variation primarily reflects the net repayment of short-term debt this year, compared with the net issuance of additional short-term debt last year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. During the six months ending March 31, 2010, Laclede Gas utilized only commercial paper for external short-term funding. Commercial paper outstanding at March 31, 2010 was $115.0 million. The weighted average interest rate on the short-term borrowings was 0.25% per annum at March 31, 2010. Based on total short-term borrowings at March 31, 2010, an increase in interest rate of 100 basis points would decrease pre-tax earnings and cash flows by approximately $1.1 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. The Utility had short-term borrowings aggregating to a maximum of $178.0 million at any one time during the six months ended March 31, 2010.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On March 31, 2010, total debt was 54% of total capitalization. For the twelve months ended March 31, 2010, EBITDA was 4.49 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit which expire in October 2010, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 48% on March 31, 2010. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the six months ended March 31, 2010.

Long-term Debt and Equity

The Utility had authority from the MoPSC until February 15, 2010 to issue up to $500 million in First Mortgage Bonds, unsecured debt, and equity securities, of which $370.1 million remained available under this authorization at the time it was scheduled to expire. On June 30, 2009, the Utility filed an application with the MoPSC requesting authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $600 million over the next three years. This application is still under review, but the Commission has extended Laclede’s current authorization to June 30, 2010, subject to a limit of $100 million in new debt issuance during this extension period. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At March 31, 2010, Laclede Gas had fixed-rate long-term debt, including current obligations, totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At March 31, 2010, the maximum guarantees under these leases were $1.5 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2010, the carrying value of the liability recognized for these guarantees was $0.4 million.

Laclede Group had guarantees totaling $98.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of March 31, 2010. Since that date, guarantees issued by Laclede Group on behalf of LER increased by $4.0 million, bringing the total to $102.3 million in guarantees outstanding at April 30, 2010. No amounts have been recorded for these guarantees in the financial statements.

Other

Utility capital expenditures were $24.7 million for the six months ended March 31, 2010, compared with $25.7 million for the same period last year. Non-utility capital expenditures were $0.2 million for the six months ended March 31, 2010, compared with $0.9 million for the six months ended March 31, 2009.

Consolidated capitalization at March 31, 2010 consisted of 60.3% Laclede Group common stock equity and 39.7% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2010 and at September 30, 2009, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Consolidated Balance Sheet at March 31, 2009 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of March 31, 2010, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	2015 and thereafter
Principal Payments on Long-Term Debt	$390.0	$—	$25.0	$25.0	$340.0
Interest Payments on Long-Term Debt	497.2	12.3	46.7	43.5	394.7
Operating Leases (a)	14.0	2.7	7.3	3.6	0.4
Purchase Obligations – Natural Gas (b)	969.9	284.6	529.1	134.7	21.5
Purchase Obligations – Other (c)	95.2	10.1	22.8	17.2	45.1
Total (d)	$1,966.3	$309.7	$630.9	$224.0	$801.7

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2010 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term Liabilities have been excluded from the table above because there are no material amounts of contractual obligations under these categories. Long-term liabilities associated with unrecognized tax benefits, totaling $1.8 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to make contributions to its qualified, trusteed pension plans totaling $0.8 million during the remainder of fiscal year 2010. Laclede Gas anticipates a $0.2 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2010. With regard to the postretirement benefits, the Company anticipates Laclede Gas will contribute $8.5 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2010. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

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

In the course of its business, Laclede Group’s non-regulated gas marketing affiliate, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. As part of its risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of exchange-traded/cleared futures contracts and swap contracts to lock in margins. At March 31, 2010, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations. For details related to LER’s derivatives and hedging activities, see Note 6, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

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

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009. For changes during the six months ended March 31, 2010, see Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Group has no off-balance sheet arrangements.

Laclede Gas Company’s Management’s Discussion and Analysis of Financial Condition is included in Exhibit 99.1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 41 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009. For changes during the six months ended March 31, 2010, see Note 10, Commitments and Contingencies, of the Notes to Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters, on page 37 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2010, the Board of Directors of Laclede Gas approved the sale of 10 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.4 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of The Laclede Group, Inc. was held on January 28, 2010. Below are the matters voted upon at the meeting.

The following individuals were elected to the Board of Directors of The Laclede Group:

Director	Votes in Favor	Votes Withheld	Broker Non-Votes
B. Newberry	14,691,536	253,798	3,872,826
M. Van Lokeren	14,691,299	254,035	3,872,826
D. Yaeger	14,539,988	405,346	3,872,826

The other matter received the following votes:

Proposal	Votes In Favor	Votes Against	Abstain
Ratification of appointment of Deloitte & Touche LLP as independent registered public accountant for fiscal year 2010	18,493,426	246,535	78,119

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	April 30, 2010	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	April 30, 2010	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

3.1*	-	Amended Article III-A to Laclede Gas Company Articles of Incorporation, filed as exhibit 3.1 to Form 8-K filed on March 15, 2010.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

*	Incorporated by reference; Laclede File No. 1-1822.