Form 10-Q
period 2010-06-30
LACLEDE GAS CO; LACLEDE GROUP INC
filed 2010-07-30
CIK 57183, 1126956

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc.	Missouri	74-2976504
1-1822	Laclede Gas Company	Missouri	43-0368139

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

The Laclede Group, Inc.:

Large accelerated filer	[ X ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Laclede Gas Company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

is a shell company (as defined in Rule 12b-2 of the Exchange Act):

The Laclede Group, Inc.:	Yes	[ ]	No	[ X ]

Laclede Gas Company:	Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

		Shares Outstanding At
Registrant	Description of Common Stock	July 29, 2010
The Laclede Group, Inc.:	Common Stock ($1.00 Par Value)	22,292,095
Laclede Gas Company:	Common Stock ($1.00 Par Value)	11,664 *

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

Item 1. Financial Statements
THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED INCOME
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2010	2009	2010	2009

Operating Revenues:
Regulated Gas Distribution	$124,745	$160,332	$781,194	$958,901
Non-Regulated Gas Marketing	199,307	148,442	658,305	681,071
Other	455	1,170	11,499	3,296
Total Operating Revenues	324,507	309,944	1,450,998	1,643,268
Operating Expenses:
Regulated Gas Distribution
Natural and propane gas	57,315	87,841	489,553	656,244
Other operation expenses	33,227	33,900	108,469	110,452
Maintenance	7,198	6,659	20,591	20,454
Depreciation and amortization	9,396	9,190	28,144	27,489
Taxes, other than income taxes	12,016	13,821	54,290	60,395
Total Regulated Gas Distribution Operating Expenses	119,152	151,411	701,047	875,034
Non-Regulated Gas Marketing	192,230	141,512	641,121	637,600
Other	258	818	5,029	2,503
Total Operating Expenses	311,640	293,741	1,347,197	1,515,137
Operating Income	12,867	16,203	103,801	128,131
Other Income and (Income Deductions) – Net	(191)	1,331	1,714	2,317
Interest Charges:
Interest on long-term debt	6,146	6,146	18,437	18,437
Other interest charges	631	737	1,720	4,551
Total Interest Charges	6,777	6,883	20,157	22,988
Income Before Income Taxes and Dividends
on Laclede Gas Redeemable Preferred Stock	5,899	10,651	85,358	107,460
Income Tax Expense	1,168	3,774	29,721	38,451
Dividends on Laclede Gas Redeemable Preferred Stock	—	—	—	15
Net Income	$4,731	$6,877	$55,637	$68,994

Average Number of Common Shares Outstanding:
Basic	21,997	21,904	21,978	21,884
Diluted	22,048	21,950	22,025	21,959

Basic Earnings Per Share of Common Stock	$0.21	$0.31	$2.51	$3.12

Diluted Earnings Per Share of Common Stock	$0.21	$0.31	$2.50	$3.11

Dividends Declared Per Share of Common Stock	$0.395	$0.385	$1.185	$1.155

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2010	2009	2010	2009

Net Income	$4,731	$6,877	$55,637	$68,994
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(2,496)	(635)	4,980	6,406
Reclassification adjustment for gains included in net income	(4,334)	(3,824)	(9,950)	(14,391)
Net unrealized losses on cash flow hedging
derivative instruments	(6,830)	(4,459)	(4,970)	(7,985)
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	98	49	295	149
Other Comprehensive Loss, Before Tax	(6,732)	(4,410)	(4,675)	(7,836)
Income Tax Benefit Related to Items of Other
Comprehensive Loss	(2,601)	(1,695)	(1,805)	(3,012)
Other Comprehensive Loss, Net of Tax	(4,131)	(2,715)	(2,870)	(4,824)
Comprehensive Income	$600	$4,162	$52,767	$64,170

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2010	2009	2009

ASSETS
Utility Plant	$1,311,881	$1,280,238	$1,268,173
Less: Accumulated depreciation and amortization	438,435	424,309	419,165
Net Utility Plant	873,446	855,929	849,008

Non-utility property	4,449	4,061	4,554
Other investments	49,112	44,973	45,090
Other Property and Investments	53,561	49,034	49,644

Current Assets:
Cash and cash equivalents	109,287	74,591	89,075
Accounts receivable:
Utility	79,729	81,262	95,691
Non-utility	67,305	42,382	47,437
Other	5,642	7,511	11,345
Allowance for doubtful accounts	(13,037)	(11,160)	(13,409)
Delayed customer billings	12,535	—	10,530
Inventories:
Natural gas stored underground at LIFO cost	54,308	93,313	53,202
Propane gas at FIFO cost	15,625	19,847	19,846
Materials, supplies, and merchandise at average cost	3,942	4,158	5,055
Natural gas receivable	21,447	28,344	22,879
Derivative instrument assets	13,657	17,178	17,429
Unamortized purchased gas adjustments	—	—	4,769
Deferred income taxes	3,807	1,707	—
Prepayments and other	12,828	9,650	8,853
Total Current Assets	387,075	368,783	372,702

Deferred Charges:
Regulatory assets	457,034	482,999	388,869
Other	5,804	5,273	5,781
Total Deferred Charges	462,838	488,272	394,650
Total Assets	$1,776,920	$1,762,018	$1,666,004

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands, except share amounts)	2010	2009	2009

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (70,000,000 shares authorized, 22,282,410, 22,168,120, and 22,157,980 shares issued, respectively)	$22,282	$22,168	$22,158
Paid-in capital	157,362	154,218	152,904
Retained earnings	372,072	342,810	356,239
Accumulated other comprehensive loss	(5,036)	(2,166)	(387)
Total Common Stock Equity	546,680	517,030	530,914
Long-term debt (less current portion) – Laclede Gas	364,283	389,240	389,225
Total Capitalization	910,963	906,270	920,139

Current Liabilities:
Notes payable	76,200	129,800	133,000
Accounts payable	107,288	72,765	79,303
Advance customer billings	—	21,140	—
Current portion of long-term debt	25,000	—	—
Wages and compensation accrued	14,310	12,682	13,736
Dividends payable	8,982	8,687	8,688
Customer deposits	12,328	12,400	13,839
Interest accrued	6,072	9,943	6,367
Taxes accrued	23,758	15,951	24,712
Unamortized purchased gas adjustments	392	3,130	—
Deferred income taxes	—	—	9,717
Other	11,491	12,642	10,752
Total Current Liabilities	285,821	299,140	300,114

Deferred Credits and Other Liabilities:
Deferred income taxes	274,787	256,196	244,971
Unamortized investment tax credits	3,592	3,754	3,809
Pension and postretirement benefit costs	199,563	202,681	101,991
Asset retirement obligations	26,648	25,503	26,238
Regulatory liabilities	45,468	44,225	45,231
Other	30,078	24,249	23,511
Total Deferred Credits and Other Liabilities	580,136	556,608	445,751
Commitments and Contingencies (Note 10)
Total Capitalization and Liabilities	$1,776,920	$1,762,018	$1,666,004

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
(Thousands)	2010	2009

Operating Activities:
Net Income	$55,637	$68,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	28,358	27,709
Deferred income taxes and investment tax credits	13,431	13,771
Other – net	2,761	2,451
Changes in assets and liabilities:
Accounts receivable – net	(19,644)	57,895
Unamortized purchased gas adjustments	(2,738)	28,642
Deferred purchased gas costs	31,765	(43,926)
Accounts payable	35,510	(78,306)
Delayed customer billings – net	(33,675)	(36,078)
Taxes accrued	7,681	13,307
Natural gas stored underground	39,005	142,979
Other assets and liabilities	(294)	22,319
Net cash provided by operating activities	157,797	219,757

Investing Activities:
Capital expenditures	(40,259)	(39,535)
Other investments	(3,554)	(460)
Net cash used in investing activities	(43,813)	(39,995)

Financing Activities:
Repayment of short-term debt – net	(53,600)	(82,900)
Changes in book overdrafts	(25)	552
Issuance of common stock	1,413	3,304
Non-employee directors’ restricted stock awards	(406)	(570)
Dividends paid	(26,067)	(25,278)
Preferred stock reacquired	—	(627)
Employees’ taxes paid associated with restricted shares withheld upon vesting	(576)	(675)
Excess tax benefits from stock-based compensation	99	724
Other	(126)	(116)
Net cash used in financing activities	(79,288)	(105,586)

Net Increase in Cash and Cash Equivalents	34,696	74,176
Cash and Cash Equivalents at Beginning of Period	74,591	14,899
Cash and Cash Equivalents at End of Period	$109,287	$89,075

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$23,535	$26,355
Income taxes	(1,937)	9,738

See Notes to Consolidated Financial Statements.

THE LACLEDE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2010 and 2009, for the Utility, were $9.4 million and $10.1 million, respectively. The amount of accrued unbilled revenue at September 30, 2009 was $12.7 million.
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
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Consolidated Income. Amounts recorded in Regulated Gas Distribution Operating Revenues for the quarters ended June 30, 2010 and 2009 were $6.5 million, and $8.4 million, respectively. Amounts recorded in Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2010 and 2009 were $40.0 million and $47.0 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
STOCK-BASED COMPENSATION - Awards of stock-based compensation are made pursuant to The Laclede Group 2006 Equity Incentive Plan and the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009 for descriptions of these plans.

Restricted Stock Awards

During the nine months ended June 30, 2010, the Company granted 95,400 performance-contingent restricted shares and share units to executive officers and key employees at a weighted average grant date fair value of $25.41 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The shares and share units have a performance period ending September 30, 2012, during which participants are entitled to voting rights on the target level, or 63,600 shares. Dividends on these target level of shares accrue during the performance period and will be paid to the participants up to the target level upon vesting, but are subject to forfeiture if the underlying shares do not vest. The number of shares and share units that will ultimately vest is dependent upon the attainment of certain levels of earnings growth and portfolio development performance goals; further, under the terms of the award, the Compensation Committee of the Board of Directors has the discretion to reduce by up to 25% the number that vest if the Company’s total shareholder return (TSR) during the performance period ranks below the median relative to a comparator group of companies. This TSR provision is considered a market condition under generally accepted accounting principles.
During the nine months ended June 30, 2010, 58,250 shares of performance-contingent restricted stock, awarded on November 2, 2006 and December 5, 2007, vested. The Company withheld 18,899 of the vested shares at a weighted average price of $30.49 per share pursuant to elections by employees to satisfy tax withholding obligations.
Performance-contingent restricted stock and performance-contingent restricted stock unit activity for the nine months ended June 30, 2010 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2009	225,950	$37.85

Granted (maximum shares that can be earned)	95,400	$25.41
Vested	(58,250)	$34.75
Forfeited	(7,800)	$32.67

Nonvested at June 30, 2010	255,300	$34.07

During the nine months ended June 30, 2010, the Company granted 28,700 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $30.49 per share. These shares were awarded on November 4, 2009, December 1, 2009, January 4, 2010, and May 3, 2010 and vest November 4, 2012, December 1, 2012, January 4, 2013, and May 3, 2013, respectively. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture.
During the nine months ended June 30, 2010, the Company granted 12,500 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $32.32 per share. These shares vest depending on the participant’s age upon entering the plan and years of service as a director. The plan’s trustee acquires the shares for the awards in the open market and holds the shares as trustee for the benefit of the non-employee directors until the restrictions expire. In the interim, the participants receive full dividends and voting rights.
Time-vested restricted stock and time-vested restricted stock unit activity for nine months ended June 30, 2010 is presented below:

		Weighted
		Average
	Shares/	Grant Date
	Units	Fair Value

Nonvested at September 30, 2009	90,150	$39.08

Granted	41,200	$31.04
Vested	(7,000)	$34.18
Forfeited	(900)	$38.49

Nonvested at June 30, 2010	123,450	$36.68

Stock Option Awards

Stock option activity for the nine months ended June 30, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	($000)

Outstanding at September 30, 2009	356,225	$30.84

Granted	—	$—
Exercised	(11,000)	$30.71
Forfeited	(1,375)	$34.95
Expired	(4,125)	$34.95

Outstanding at June 30, 2010	339,725	$30.78	4.6	$938

Fully Vested and Expected to Vest at June 30, 2010	338,045	$30.76	4.6	$938

Exercisable at June 30, 2010	315,725	$30.46	4.5	$938

The closing price of the Company’s common stock was $33.13 at June 30, 2010.

Equity Compensation Costs

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2010	2009	2010	2009

Total equity compensation cost	$953	$970	$2,862	$3,069
Compensation cost capitalized	(224)	(198)	(581)	(631)
Compensation cost recognized in net income	729	772	2,281	2,438
Income tax benefit recognized in net income	(282)	(298)	(880)	(940)
Compensation cost recognized in net income,
net of income tax	$447	$474	$1,401	$1,498

As of June 30, 2010, there was $5.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

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
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” as codified is ASC Topic 260, “Earnings per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in ASC Topic 260. The guidance in this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The FSP requires that the guidance be applied retrospectively to all prior-period EPS data presented. Certain of the Company’s stock-based compensation awards pay nonforfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities under this FSP. The Company adopted this FSP effective October 1, 2009. EPS and diluted shares outstanding amounts for the quarter and nine months ended June 30, 2009 have been restated to reflect the retrospective application of the FSP. Reported basic and diluted EPS for quarter ended June 30, 2009 were unaffected by the adoption. For the nine months ended June 30, 2009, the effect of adoption reduced basic and diluted EPS by $0.03 and $0.02, respectively, compared to originally reported amounts. On an annual basis, reductions to previously reported EPS will not be more than $0.03 per share. Reported net income and cash flows were not affected by the adoption of the FSP. The Company’s EPS computations are set forth in Note 2, Earnings Per Common Share.
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

As mentioned in the New Accounting Pronouncements section of Note 1, the Company adopted the provisions of FSP No. EITF 03-6-1 effective October 1, 2009. EPS and diluted shares outstanding amounts for the quarter and nine months ended June 30, 2009 have been restated to reflect the retrospective application of the FSP. Reported basic and diluted EPS for quarter ended June 30, 2009 were unaffected by the adoption. For the nine months ended June 30, 2009, the effect of adoption reduced basic and diluted EPS by $0.03 and $0.02, respectively, compared to originally reported amounts. Reported net income and cash flows were not affected by the adoption of the FSP. For details on the methodology used to compute EPS, see the Earnings Per Common Share section of Note 1.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands, Except Per Share Amounts)	2010	2009	2010	2009

Basic EPS:
Net Income	$4,731	$6,877	$55,637	$68,994
Less: Income allocated to participating securities	44	74	550	744
Net Income Available to Common Shareholders	$4,687	$6,803	$55,087	$68,250

Weighted Average Shares Outstanding	21,997	21,904	21,978	21,884
Earnings Per Share of Common Stock	$0.21	$0.31	$2.51	$3.12

Diluted EPS:
Net Income	$4,731	$6,877	$55,637	$68,994
Less: Income allocated to participating securities	44	74	549	743
Net Income Available to Common Shareholders	$4,687	$6,803	$55,088	$68,251

Weighted Average Shares Outstanding	21,997	21,904	21,978	21,884
Dilutive Effect of Stock Options
and Restricted Stock	51	46	47	75
Weighted Average Diluted Shares	22,048	21,950	22,025	21,959

Earnings Per Share of Common Stock	$0.21	$0.31	$2.50	$3.11

Outstanding Shares Excluded from the
Calculation of Diluted EPS Attributable to:
Antidilutive stock options	77	83	77	—
Performance-contingent restricted stock	145	59	145	59
Total	222	142	222	59

3.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2009, the Utility modified the calculation of future benefits under Laclede Gas’ primary plan from a years of service and final average compensation formula to a cash balance formula, which accrues benefits based on a percentage of compensation and provides interest credits on the balance. Benefits attributable to plan participation prior to January 1, 2009 will be based on final average compensation at the date of termination of employment and years of service earned at January 1, 2009. Effective January 1, 2010, the Utility modified the calculation of future benefits under its Missouri Natural Gas division plan from a career average formula to a cash balance formula, which accrues benefits based on a percentage of compensation, provides interest credits on the balance, and provides certain transition credits. Benefits attributable to plan participation prior to January 1, 2010 will be based on career average compensation earned as a participant prior to January 1, 2010. Plan assets consist primarily of corporate and U.S. government obligations and equity investments.
Pension costs for the quarters ending June 30, 2010 and 2009 were $1.6 million and $1.5 million, respectively, including amounts charged to construction. Pension costs for the nine months ended June 30, 2010 and 2009 were $4.7 million and $4.6 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2010	2009	2010	2009

Service cost – benefits earned
during the period	$2,189	$1,817	$6,652	$7,119
Interest cost on projected
benefit obligation	4,924	5,230	14,805	15,727
Expected return on plan assets	(5,074)	(5,234)	(15,181)	(15,703)
Amortization of prior service cost	172	258	583	776
Amortization of actuarial loss	2,024	774	6,083	2,322
Sub-total	4,235	2,845	12,942	10,241
Regulatory adjustment	(2,656)	(1,296)	(8,206)	(5,594)
Net pension cost	$1,579	$1,549	$4,736	$4,647

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the nine months ended June 30, 2010 and June 30, 2009.
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

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended June 30, 2010 and 2009 were $1.9 million, including amounts charged to construction. Postretirement benefit costs for both the nine months ended June 30, 2010 and 2009 were $5.7 million, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2010	2009	2010	2009

Service cost – benefits earned
during the period	$1,610	$1,283	$4,831	$3,849
Interest cost on accumulated
postretirement benefit obligation	1,129	1,169	3,387	3,509
Expected return on plan assets	(758)	(594)	(2,274)	(1,782)
Amortization of transition obligation	34	34	102	102
Amortization of prior service credit	(582)	(582)	(1,746)	(1,746)
Amortization of actuarial loss	995	878	2,985	2,632
Sub-total	2,428	2,188	7,285	6,564
Regulatory adjustment	(518)	(278)	(1,554)	(833)
Net postretirement benefit cost	$1,910	$1,910	$5,731	$5,731

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

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of June 30, 2010
Cash and cash equivalents	$109,287	$109,287
Marketable securities	11,533	11,533
Derivative instrument assets	13,657	13,657
Derivative instrument liabilities	219	219
Short-term debt	76,200	76,200
Long-term debt, including current portion	389,283	432,675

As of September 30, 2009
Cash and cash equivalents	$74,591	$74,591
Marketable securities	11,110	11,110
Derivative instrument assets	17,178	17,178
Derivative instrument liabilities	976	976
Short-term debt	129,800	129,800
Long-term debt	389,240	423,375

As of June 30, 2009
Cash and cash equivalents	$89,075	$89,075
Marketable securities	9,506	9,506
Derivative instrument assets	17,429	17,429
Short-term debt	133,000	133,000
Long-term debt	389,225	387,996

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$11,533	$—	$—	$—	$11,533
NYMEX natural gas contracts	7,532	—	—	5,845	13,377
NYMEX gasoline and heating oil contracts	96	—	—	91	187
Natural gas commodity contracts	—	113	—	(20)	93
Total	$19,161	$113	$—	$5,916	$25,190

Liabilities
NYMEX natural gas contracts	$52,330	$—	$—	$(52,330)	$—
NYMEX gasoline & heating oil contracts	88	—	—	(88)	—
Natural gas commodity contracts	—	239	—	(20)	219
Total	$52,418	$239	$—	$(52,438)	$219

As of September 30, 2009
Assets
U. S. Stock/Bond Mutual Funds	$11,110	$—	$—	$—	$11,110
NYMEX natural gas contracts	10,803	—	—	4,057	14,860
NYMEX gasoline and heating oil contracts	278	—	—	(1)	277
Natural gas commodity contracts	—	1,688	558	(205)	2,041
Total	$22,191	$1,688	$558	$3,851	$28,288

Liabilities
NYMEX natural gas contracts	$55,170	$—	$—	$(55,170)	$—
Natural gas commodity contracts	—	522	659	(205)	976
Total	$55,170	$522	$659	$(55,375)	$976

As of June 30, 2009
Assets
U. S. Stock/Bond Mutual Funds	$9,506	$—	$—	$—	$9,506
NYMEX natural gas contracts	10,383	—	—	6,406	16,789
NYMEX gasoline and heating oil contracts	396	—	—	(156)	240
Natural gas commodity contracts	—	400	—	—	400
Total	$20,285	$400	$—	$6,250	$26,935

Liabilities
NYMEX natural gas contracts	$88,188	$—	$—	$(88,188)	$—

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). Derivative instruments included in Level 2 are valued using broker or dealer quotation services or by using observable market inputs. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. During the quarter and nine months ended June 30, 2010 and 2009, there were no transfers between the levels of the fair value hierarchy. The Company’s policy is to recognize such transfers, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. At October 1, 2009, the beginning net balance of derivatives measured using Level 3 inputs was $(101,000). During the nine months ended June 30, 2010, the balance increased by $53,000 due to settlements and increased $48,000 due to net gains included in earnings, leaving a net balance of $0 at June 30, 2010.
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

Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its Purchased Gas Adjustment (PGA) Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the Statements of Consolidated Income. The timing of the operation of the PGA clause may cause interim variations in short-term cash flows, because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At June 30, 2010, Laclede Gas held 0.6 million gallons of gasoline futures contracts at an average price of $1.96 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $2.34 per gallon. Most of these futures contracts, the longest of which extends to June 2011, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, Laclede Energy Resources, Inc. (LER), enters into commitments associated with the purchase or sale of natural gas. Many of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At June 30, 2010, LER had 8.1 million MMBtu of non-exchange traded natural gas commodity contracts for which the normal purchases and normal sales scope exception was not elected. Of these contracts, 6.4 million MMBtu will settle during fiscal year 2010, while the remaining 1.7 million MMBtu will settle during fiscal year 2011. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period. Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX futures contracts to lock in margins. At June 30, 2010, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX natural gas futures contracts used to lock in margins are generally designated as cash flow hedges of forecasted transactions for financial reporting purposes.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Consolidated Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at June 30, 2010, it is expected that essentially no net amounts will be reclassified into the Statements of Consolidated Income during the next twelve months. The net amount of pre-tax gains recognized in earnings for the ineffective portion of cash flow hedges was $0.5 million and $0.1 million for the quarters ended June 30, 2010 and 2009, respectively. The net amount of pre-tax gains (losses) recognized in earnings for the ineffective portion of cash flow hedges was $(0.4) million and $2.6 million for the nine months ended June 30, 2010 and 2009, respectively. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Consolidated Cash Flows.
The Company’s exchange-traded/cleared derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at June 30, 2010 were as follows:

	Laclede Gas Company		Laclede Energy Resources, Inc.
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
Open short futures positions
Fiscal 2010	0.14	$4.43	2.54	$5.44
Fiscal 2011	0.14	4.57	4.35	5.08

Open long futures positions
Fiscal 2010	3.56	$8.56	0.54	$4.83
Fiscal 2011	12.18	7.00	4.40	6.37
Fiscal 2012	0.94	7.24	1.40	7.16

At June 30, 2010, Laclede Gas also had 16.4 million MMBtu of other price risk mitigation measures in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Consolidated Income and Statements of Consolidated Comprehensive Income

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	June 30,		June 30,
(Thousands)	Recorded in Income	2010	2009	2010	2009 (a)

Derivatives in Cash Flow Hedging Relationships

Effective portion of gain (loss) recognized in OCI on derivatives:
NYMEX natural gas contracts		$(2,348)	$(907)	$4,902	$3,989
NYMEX gasoline and heating oil contracts		(148)	272	78	378
Total		$(2,496)	$(635)	$4,980	$4,367

Effective portion of gain (loss) reclassified from AOCI to income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$5,837	$6,807	$12,088	$11,217
	Non-Regulated Gas Marketing
	Operating Expenses	(1,580)	(3,017)	(2,351)	(5,132)
Sub-total		4,257	3,790	9,737	6,085

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution Operating Expenses	77	34	213	34
Total		$4,334	$3,824	$9,950	$6,119

Ineffective portion of gain (loss) on derivatives recognized in income:
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	$(53)	$300	$1,336	$482
	Non-Regulated Gas Marketing
	Operating Expenses	541	(208)	(1,703)	(141)
Sub-total		488	92	(367)	341

NYMEX gasoline and heating oil contracts	Other Regulated Gas Distribution
	Operating Expenses	19	50	(60)	81
Total		$507	$142	$(427)	$422

Derivatives Not Designated as Hedging Instruments (b)

Gain (loss) recognized in income on derivatives:

Natural gas commodity contracts	Non-Regulated Gas Marketing Operating Revenues	$229	$286	$4,344	$450
	Non-Regulated Gas Marketing Operating Expenses	(37)	—	(3,745)	—
NYMEX natural gas contracts	Non-Regulated Gas Marketing Operating Revenues	(8)	—	34	—
	Non-Regulated Gas Marketing Operating Expenses	—	—	(552)	—
NYMEX gasoline and heating oil contracts	Other Income and (Income
	Deductions) - Net	(11)	10	(9)	17
Total		$173	$296	$72	$467

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	$3,627		Derivative Instrument Assets	$8,156
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	95		Derivative Instrument Assets	79
Sub-total		3,722			8,235

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	3,905		Derivative Instrument Assets	44,174
Natural gas commodity contracts	Derivative Instrument Assets	93		Other Current Liabilities	239
	Other Current Liabilities	20		Derivative Instrument Assets	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	1		Derivative Instrument Assets	9
Sub-total		4,019			44,422
Total derivatives		$7,741			$52,657

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	$3,001		Derivative Instrument Assets	$2,019
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	278		Derivative Instrument Assets	—
Sub-total		3,279			2,019

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	7,802		Derivative Instrument Assets	53,151
Natural gas commodity contracts	Derivative Instrument Assets	2,062		Other Current Liabilities	1,160
	Other Current Liabilities	184		Derivative Instrument Assets	21
Sub-total		10,048			54,332
Total derivatives		$13,327			$56,351

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at June 30, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	$4,632		Derivative Instrument Assets	$982
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	387		Derivative Instrument Assets	—
Sub-total		5,019			982

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	5,751		Derivative Instrument Assets	87,206
Natural gas commodity contracts	Derivative Instrument Assets	400		Other Current Liabilities	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	9		Derivative Instrument Assets	—
Sub-total		6,160			87,206
Total derivatives		$11,179			$88,188

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

		June 30,	Sept. 30,	June 30,
	(Thousands)	2010	2009	2009

	Fair value of asset derivatives presented above	$7,741	$13,327	$11,179
	Fair value of cash margin receivables	58,354	59,226	94,595
	Netting of assets and liabilities with the same counterparty	(52,438)	(55,375)	(88,345)
	Derivative instrument assets, per Consolidated Balance Sheet	$13,657	$17,178	$17,429

	Fair value of liability derivatives presented above	$52,657	$56,351	$88,188
	Fair value of cash margin payables	—	—	157
	Netting of assets and liabilities with the same counterparty	(52,438)	(55,375)	(88,345)
	Derivative instrument liabilities, per Consolidated Balance Sheet*	$219	$976	$—

*	Included in the Other line of the Current Liabilities section

7.	CONCENTRATIONS OF CREDIT RISK

A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from large counterparties in other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored, and provisions for uncollectible amounts are accrued when losses are probable. To date, losses have not been significant. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $18.6 million, or 28.2% of LER’s total accounts receivable at June 30, 2010. Net receivable amounts from these customers on the same date, reflecting netting arrangements, were $1.6 million. Accounts receivable attributable to utility companies and their marketing affiliates comprised $31.7 million of LER’s total accounts receivable, or 48.0% at June 30, 2010 and net receivable amounts from these customers, reflecting netting arrangements, were $25.9 million. Additionally, LER has concentrations of credit risk with pipeline companies associated with its natural gas receivable amounts.

8.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2010	2009	2010	2009

Interest income	$402	$631	$1,298	$2,433
Net investment gain (loss)	(433)	853	237	(721)
Other income	151	53	176	358
Other income deductions	(311)	(206)	3	247
Other Income and (Income Deductions) – Net	$(191)	$1,331	$1,714	$2,317

The decrease in Other Income and (Income Deductions) – Net for the quarter ended June 30, 2010, compared with the quarter ended June 30, 2009, was primarily due to higher net investment losses, lower income associated with carrying costs applied to under-recoveries of gas costs, and lower interest income. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.
The decrease in Other Income and (Income Deductions) – Net for the nine months ended June 30, 2010, compared with the nine months ended June 30, 2009, was primarily due to lower income associated with carrying costs applied to under-recoveries of gas costs, lower interest income, and other minor variations, partially offset by higher net investment gains.

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

		Non-
	Regulated	Regulated
	Gas	Gas
(Thousands)	Distribution	Marketing	Other	Eliminations	Consolidated
Three Months Ended
June 30, 2010
Revenues from external customers	$124,023	$195,988	$195	$—	$320,206
Intersegment revenues	722	3,319	260	—	4,301
Total Operating Revenues	124,745	199,307	455	—	324,507
Net Economic Earnings	32	4,053	340	—	4,425
Total assets	1,580,772	180,830	135,887	(120,569)	1,776,920

Nine Months Ended
June 30, 2010
Revenues from external customers	$778,332	$638,196	$10,720	$—	$1,427,248
Intersegment revenues	2,862	20,109	779	—	23,750
Total Operating Revenues	781,194	658,305	11,499	—	1,450,998
Net Economic Earnings	40,904	12,452	4,189	—	57,545
Total assets	1,580,772	180,830	135,887	(120,569)	1,776,920

Three Months Ended
June 30, 2009
Revenues from external customers	$157,626	$144,580	$892	$—	$303,098
Intersegment revenues	2,706	3,862	278	—	6,846
Total Operating Revenues	160,332	148,442	1,170	—	309,944
Net Economic Earnings	2,298	4,175	284	—	6,757
Total assets	1,488,404	151,360	125,070	(98,830)	1,666,004

Nine Months Ended
June 30, 2009
Revenues from external customers	$954,422	$659,782	$2,499	$—	$1,616,703
Intersegment revenues	4,479	21,289	797	—	26,565
Total Operating Revenues	958,901	681,071	3,296	—	1,643,268
Net Economic Earnings	40,592	25,212	883	—	66,687
Total assets	1,488,404	151,360	125,070	(98,830)	1,666,004

Reconciliation of Consolidated Net Economic Earnings to Consolidated Net Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2010	2009	2010	2009

Total Net Economic Earnings above	$4,425	$6,757	$57,545	$66,687
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	306	120	(1,908)	2,307
Net Income	$4,731	$6,877	$55,637	$68,994

10.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas and LER have entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2010 are estimated at approximately $1.0 billion. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At June 30, 2010, the maximum guarantees under these leases are $1.6 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2010, the carrying value of the liability recognized for these guarantees was $0.4 million.
Laclede Group had guarantees totaling $94.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2010. Since that date, Laclede Group has not issued any additional guarantees on behalf of LER. No amounts have been recorded for these guarantees in the financial statements. As of June 30, 2010, management believes the probability is low that Laclede Group will be required to make payments under these guarantees.

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
In connection with these same affiliate transaction matters, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted the Company’s corporate reorganization into a holding company structure. Laclede Gas believes the complaint has no merit and intends to vigorously oppose it.
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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our market area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 37 of this report for additional information on regulatory issues relative to the Utility.

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

In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Many of LER’s physical purchase and sale transactions are recognized in earnings when the natural gas is delivered. However, generally accepted accounting principles (GAAP) require that some of LER’s energy-related transactions be accounted for as derivatives, with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to physical delivery. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and economic earnings, as discussed below.

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

Quarter Ended June 30, 2010

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)
Quarter Ended June 30, 2010
Regulated Gas Distribution	$—	$—	$—
Non-Regulated Gas Marketing	4.1	0.3	4.4
Other	0.3	—	0.3
Total	$4.4	$0.3	$4.7
Per Share Amounts **	$0.20	$0.01	$0.21

Quarter Ended June 30, 2009
Regulated Gas Distribution	$2.3	$—	$2.3
Non-Regulated Gas Marketing	4.2	0.1	4.3
Other	0.3	—	0.3
Total	$6.8	$0.1	$6.9
Per Share Amounts **	$0.30	$0.01	$0.31

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the quarter ended June 30, 2010 and 2009 the amount of income tax expense included in the total reconciling item above is $0.2 million and $0.1 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $4.7 million for the quarter ended June 30, 2010, compared with $6.9 million for the quarter ended June 30, 2009. Basic and diluted earnings per share for the quarter ended June 30, 2010 were $0.21 compared with basic and diluted earnings per share of $0.31 for the quarter ended June 30, 2009. Net economic earnings were $4.4 million for the quarter ended June 30, 2010 compared with $6.8 million for the same quarter last year. Net economic earnings per share were $0.20 for the quarter ended June 30, 2010 compared with $0.30 for the quarter ended June 30, 2009. Earnings decreased compared to last year primarily due to lower income reported by Laclede Group’s Regulated Gas Distribution segment.

Both Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings decreased by $2.3 million for the quarter ended June 30, 2010, compared with the quarter ended June 30, 2009. The decrease was primarily due to the following factors, quantified on a pre-tax basis:

•
the effect of lower system gas sales volumes, primarily due to warmer weather during the quarter ended June 30, 2010 compared with the same quarter last year, and other variations totaling $2.8 million;

•	higher net investment losses totaling $1.6 million; and,
•	lower income from off-system sales totaling $1.3 million.

These factors were partially offset by higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.3 million.

The Non-Regulated Gas Marketing segment reported GAAP earnings of $4.4 million and net economic earnings of $4.1 million for the quarter ended June 30, 2010, essentially unchanged from the amounts reported for the same quarter last year. The effect of 12.6% higher sales volumes (mainly attributable to new customer growth and higher wholesale sales volumes), was largely offset by reduced margins on sales of natural gas.

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

Regulated Gas Distribution Operating Revenues for the quarter ended June 30, 2010 were $124.7 million, or $35.6 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 57.6% warmer than the same quarter last year and 54.9% warmer than normal. Total system therms sold and transported were 102.2 million for the quarter ended June 30, 2010 compared with 124.8 million for the same period last year. Total off-system therms sold and transported were 31.5 million for the quarter ended June 30, 2010 compared with 38.6 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(22.1)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(13.5)
Lower off-system sales volumes	(2.7)
Higher prices charged for off-system sales	1.4
Higher ISRS revenues	1.3
Total Variation	$(35.6)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the quarter ended June 30, 2010 decreased $32.3 million from the same quarter last year. Natural and propane gas expense decreased $30.5 million, or 34.8%, from last year’s level, primarily attributable to decreased system volumes purchased for sendout, lower rates charged by our suppliers, and lower off-system gas expense. Other operation and maintenance expenses decreased $0.1 million, or 0.3%, primarily due to a lower provision for uncollectible accounts, a higher rate of overheads capitalized, and decreased distribution charges. These factors were partially offset by the effect of a gain on the disposal of assets recorded last year and increased maintenance charges. Taxes, other than income taxes, decreased $1.8 million, or 13.1%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues increased $50.9 million primarily due to increased per unit gas sales prices by LER and the effect of 12.6% higher sales volumes. The increase in Non-Regulated Gas Marketing Operating Expenses totaling $50.7 million was primarily associated with higher prices charged by suppliers and increased volumes purchased.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net decreased $1.5 million primarily due to higher net investment losses, lower income associated with carrying costs applied to under-recoveries of gas costs, and lower interest income. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Income Taxes

The $2.6 million decrease in income taxes was primarily due to lower pre-tax income.

Nine Months Ended June 30, 2010

(Millions, except per share amounts)	Net Economic Earnings (Non-GAAP)	Add: Unrealized gain (loss) on energy-related derivative contracts*	Net Income (GAAP)
Nine Months Ended June 30, 2010
Regulated Gas Distribution	$40.9	$(0.1)	$40.8
Non-Regulated Gas Marketing	12.4	(1.8)	10.6
Other	4.2	—	4.2
Total	$57.5	$(1.9)	$55.6
Per Share Amounts **	$2.59	$(0.09)	$2.50

Nine Months Ended June 30, 2009
Regulated Gas Distribution	$40.6	$—	$40.6
Non-Regulated Gas Marketing	25.2	2.3	27.5
Other	0.9	—	0.9
Total	$66.7	$2.3	$69.0
Per Share Amounts **	$3.00	$0.11	$3.11

*
Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of unrealized gain (loss) on energy-related derivative contracts. For the nine months ended June 30, 2010 and 2009, the amount of income tax expense (benefit) included in the total reconciling items above are $(1.2) million and $1.4 million, respectively.

**	Net economic earnings per share is calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation.

Laclede Group’s net income was $55.6 million for the nine months ended June 30, 2010, compared with $69.0 million for the nine months ended June 30, 2009. Basic and diluted earnings per share were $2.51 and $2.50, respectively, for the nine months ended June 30, 2010, compared with basic and diluted earnings per share of $3.12 and $3.11, respectively for the same period last year. Net economic earnings were $57.5 million for the nine months ended June 30, 2010 compared with $66.7 million for the same period last year. Net economic earnings per share were $2.59 for the nine months ended June 30, 2010 compared with $3.00 for the nine months ended June 30, 2009. Earnings decreased compared to last year primarily due to lower income reported by Laclede Group’s Non-Regulated Gas Marketing segment, partially offset by increased Other income.

Regulated Gas Distribution net income and Regulated Gas Distribution net economic earnings increased by $0.2 million and $0.3 million, respectively, for the nine months ended June 30, 2010 compared with the nine months ended June 30, 2009. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	higher ISRS revenues totaling $3.3 million;
•	a lower provision for uncollectible accounts totaling $2.4 million; and,
•	increased net investment gains totaling $0.8 million.

These factors were partially offset by:

•	lower income from off-system sales and capacity release totaling $3.9 million; and,
•	the effect of lower system gas sales volumes and other variations totaling $2.1 million.

The Non-Regulated Gas Marketing segment reported a decrease in GAAP earnings of $16.9 million compared with the same period last year. Net economic earnings for the nine months ended June 30, 2010 decreased $12.8 million from the nine months ended June 30, 2009. These decreases were primarily due to LER’s significantly reduced margins on sales of natural gas. The reduced sales margins were driven primarily by narrower regional price differentials that have recently prevailed in the marketplace, as compared to the favorable market conditions that existed during the first half of fiscal year 2009. On a GAAP basis, the reduced sales margins this year also included the effect of after-tax net unrealized losses from certain of LER’s energy-related derivative contracts, totaling $1.8 million, recognized in earnings during the nine months ended June 30, 2010, compared with after-tax net unrealized gains, totaling $2.3 million, recognized during the nine months ended June 30, 2009.

Both Other net income and Other net economic earnings increased $3.3 million compared with the same period last year primarily due to a sale of propane in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated sale resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory, and resulted in income, net of income taxes, totaling $3.7 million, contributing $0.16 to both basic and diluted earnings per share.

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

Regulated Gas Distribution Operating Revenues for the nine months ended June 30, 2010 were $781.2 million, or $177.7 million less than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2010 were 1.4% warmer than the same period last year and 1.9% warmer than normal. Total system therms sold and transported were 820.9 million for the nine months ended June 30, 2010 compared with 830.9 million for the same period last year. Total off-system therms sold and transported were 70.7 million for the nine months ended June 30, 2010 compared with 160.9 million for the same period last year. The decrease in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(132.4)
Lower off-system sales volumes	(42.2)
Lower system sales volumes and other variations	(5.0)
Higher ISRS revenues	3.3
Lower prices charged for off-system sales	(1.4)
Total Variation	$(177.7)

Regulated Gas Distribution Operating Expenses

Regulated Gas Distribution Operating Expenses for the nine months ended June 30, 2010 decreased $174.0 million from the same period last year. Natural and propane gas expense decreased $166.7 million, or 25.4%, from last year’s level, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense. Other operation and maintenance expenses decreased $1.8 million, or 1.4%, primarily due to a lower provision for uncollectible accounts and reduced distribution charges, partially offset by the effect of a gain on the disposal of assets recorded last year. Depreciation and amortization expense increased $0.7 million, or 2.4%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $6.1 million, or 10.1%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Non-Regulated Gas Marketing Operating Revenues and Operating Expenses

Non-Regulated Gas Marketing Operating Revenues decreased $22.8 million primarily due to lower per unit gas prices charged by LER, partially offset by increased volumes purchased. The increase in Non-Regulated Gas Marketing Operating Expenses totaling $3.5 million was primarily associated with increased sales volumes, partially offset by lower prices charged by suppliers. LER’s sales volumes increased 3.2% compared to the same period last year.

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $8.2 million primarily due to a sale of propane in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated sale resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory. The increase in Other Operating Expenses, totaling $2.5 million, was primarily due to expenses associated with this sale of propane.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net decreased $0.6 million primarily due to lower income associated with carrying costs applied to under-recoveries of gas costs, lower interest income, and other minor variations, partially offset by higher net investment gains. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $2.8 million decrease in interest charges was primarily due to lower interest on short-term debt. Average short-term interest rates were 0.3% for the nine months ended June 30, 2010 compared with 1.7% for the nine months ended June 30, 2009. Average short-term borrowings were $107.7 million for the nine months ended June 30, 2010 compared with $229.3 million for the nine months ended June 30, 2009.

Income Taxes

The $8.7 million decrease in income taxes was primarily due to lower pre-tax income.

REGULATORY AND OTHER MATTERS

During fiscal year 2006, the MoPSC approved permanent modifications to the Cold Weather Rule affecting the disconnection and reconnection practices of utilities during the winter heating season. Those modifications included provisions to allow the Utility to obtain accounting authorizations and defer for future recovery certain costs incurred with the modifications. During fiscal year 2007, the Utility deferred for future recovery $2.7 million of costs associated with the fiscal year 2007 heating season. On October 31, 2007, the Utility filed for determination and subsequent recovery of the deferred amount. On November 16, 2007, the MoPSC directed the MoPSC Staff and the Missouri Office of Public Counsel (Public Counsel) to submit their positions regarding the Utility’s filing and on February 28, 2008, the Utility and the MoPSC Staff filed a Non-Unanimous Stipulation & Agreement in which these parties agreed to a recovery of $2.5 million of costs. Public Counsel opposed the Non-Unanimous Stipulation & Agreement and a hearing in this matter was held before the Commission. On April 17, 2008, the Commission issued its Report and Order approving the $2.5 million cost recovery recommended by the Utility and the MoPSC Staff. Consistent with the approved amount, the Utility recorded a reduction in its deferral totaling $0.2 million during the quarter ended March 31, 2008. On May 29, 2008, Public Counsel appealed the MoPSC’s Order to the Cole County, Missouri Circuit Court, and on January 6, 2009, the Court issued its judgment affirming the Commission’s Order approving the Cold Weather Rule compliance cost amount that the Utility and Staff had recommended over Public Counsel’s objection. On February 9, 2009, Public Counsel appealed the Circuit Court’s affirmation of the MoPSC’s April 17, 2008 Order to the Court of Appeals for the Western District of Missouri. On December 22, 2009, the Court of Appeals also issued a judgment affirming the Commission’s Order. On January 5, 2010, Public Counsel sought rehearing of the decision or transfer to the Missouri Supreme Court. The Court subsequently denied this request.

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

In connection with these same affiliate transaction matters, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted the Company’s corporate reorganization into a holding company structure. Laclede Gas believes the complaint has no merit and intends to vigorously oppose it.

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

On December 4, 2009, Laclede Gas filed tariff sheets in a new general rate case proceeding that are designed to increase revenues by approximately $52.6 million annually, or 6.9%. The Utility also proposed several alternatives to better ensure its recovery of its fixed costs of doing business. On December 10, 2009, the MoPSC suspended implementation of the Utility’s proposed rates and set the case for hearing during the summer of 2010. As of the date of this report, the Utility and other parties to the case have reached an agreement in principle that, together with a partial Stipulation and Agreement filed on July 23, 2010, will resolve all the issues in the case. It is anticipated that during the week of August 2, 2010 the parties will file a written Stipulation and Agreement embodying the terms of the proposed settlement. The proposed settlement remains subject to the Commission’s approval.

On January 15, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $3.2 million annually. On March 24, 2010, the MoPSC approved a $2.8 million annual increase that became effective March 31, 2010.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Company believes that the allegations lack merit and will vigorously defend its position.

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

There were no significant changes to these critical accounting policies during the nine months ended June 30, 2010. For discussion of other significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009. As Laclede Group’s non-regulated subsidiary, LER, continues to expand its business, the number of transactions accounted for through fair value measurements has increased. Therefore, this fiscal year, the Company has included a critical accounting policy regarding certain energy contracts:

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

Net cash provided by operating activities for the nine months ended June 30, 2010 was $157.8 million, compared with $219.8 million for the same period last year. The variation is primarily attributable to changes in the cost of natural gas storage inventories and certain other variations associated with the timing of the collections of gas cost under the Utility’s PGA clause. These factors were partially offset by a year-over-year reduction in cash paid for margin deposits associated with the Utility’s use of natural gas derivative instruments and a reduction in cash payments for income taxes.

Net cash used in investing activities for the nine months ended June 30, 2010 was $43.8 million compared with $40.0 million for the nine months ended June 30, 2009. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $79.3 million for the nine months ended June 30, 2010 compared with $105.6 million for the nine months ended June 30, 2009. The variation primarily reflects a reduction in repayments of short-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated above, the Company’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. During the nine months ending June 30, 2010, Laclede Gas utilized only commercial paper for external short-term funding. Commercial paper outstanding at June 30, 2010 was $76.2 million. The weighted average interest rate on the short-term borrowings was 0.37% per annum at June 30, 2010. Based on total short-term borrowings at June 30, 2010, an increase in interest rate of 100 basis points would decrease pre-tax earnings and cash flows by approximately $0.8 million on an annual basis. Portions of such increases or decreases may be offset through the application of PGA carrying costs. The Utility had short-term borrowings aggregating to a maximum of $178.0 million at any one time during the nine months ended June 30, 2010.

Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On June 30, 2010, total debt was 52% of total capitalization. For the twelve months ended June 30, 2010, EBITDA was 4.33 times interest expense.

Short-term cash requirements outside of Laclede Gas have generally been met with internally-generated funds. However, Laclede Group has $50 million in working capital lines of credit which expire in October 2010, to meet short-term liquidity needs of its subsidiaries. These lines of credit have covenants limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. This ratio stood at 46% on June 30, 2010. These lines have been used to provide for seasonal funding needs of various subsidiaries from time to time. There were no borrowings under Laclede Group’s lines during the nine months ended June 30, 2010.

Long-term Debt and Equity

On June 30, 2009, the Utility filed an application with the MoPSC requesting authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $600 million over the next three years. This application was approved on June 16, 2010, in the amount of $518 million, to be effective from June 30, 2010 through June 30, 2013. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At June 30, 2010, Laclede Gas had fixed-rate long-term debt, including current obligations, totaling $390 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At June 30, 2010, the maximum guarantees under these leases were $1.6 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2010, the carrying value of the liability recognized for these guarantees was $0.4 million.

Laclede Group had guarantees totaling $94.3 million for performance and payment of certain wholesale gas supply purchases by LER, as of June 30, 2010. Since that date, Laclede Group has not issued any additional guarantees on behalf of LER. No amounts have been recorded for these guarantees in the financial statements.

Other

The Company’s and the Utility’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. These ratings, which are indicated below, were unchanged over the past quarter but remain subject to review and change by the rating agencies.

Type of Facility	S&P	Moody’s	Fitch
Laclede Group Issuer Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A2	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

Utility capital expenditures were $39.7 million for the nine months ended June 30, 2010, compared with $38.6 million for the same period last year. Non-utility capital expenditures were $0.6 million for the nine months ended June 30, 2010, compared with $0.9 million for the nine months ended June 30, 2009.

Consolidated capitalization at June 30, 2010 consisted of 60.0% Laclede Group common stock equity and 40.0% Laclede Gas long-term debt.

It is management’s view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2010 and at September 30, 2009, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Consolidated Balance Sheet at June 30, 2009 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2010, Laclede Group had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	2015 and thereafter
Principal Payments on Long-Term Debt	$390.0	$—	$25.0	$25.0	$340.0
Interest Payments on Long-Term Debt	487.3	2.4	46.7	43.5	394.7
Operating Leases (a)	14.7	1.5	8.1	4.5	0.6
Purchase Obligations – Natural Gas (b)	961.5	179.2	597.2	163.0	22.1
Purchase Obligations – Other (c)	92.4	7.0	23.0	17.3	45.1
Total (d)	$1,945.9	$190.1	$700.0	$253.3	$802.5

(a)
Operating lease obligations are primarily for office space, vehicles, and power operated equipment in the Regulated Gas Distribution segment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Regulated Gas Distribution and Non-Regulated Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2010 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The categories of Capital Leases and Other Long-Term Liabilities have been excluded from the table above because there are no material amounts of contractual obligations under these categories. Long-term liabilities associated with unrecognized tax benefits, totaling $6.9 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company does not expect to make contributions to its qualified, trusteed pension plans during the remainder of fiscal year 2010. Laclede Gas anticipates a $0.1 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2010. With regard to the postretirement benefits, the Company anticipates Laclede Gas will not contribute to the qualified trusts but will contribute $0.1 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2010. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 3, Pension Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements.

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

In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into fixed-price commitments associated with the purchase or sale of natural gas. As part of its risk management policy, LER manages the price risk associated with these commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of exchange-traded/cleared futures contracts and swap contracts to lock in margins. At June 30, 2010, LER’s unmatched positions were not material to Laclede Group’s financial position or results of operations. For details related to LER’s derivatives and hedging activities, see Note 6, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements.

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

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009. For changes during the nine months ended June 30, 2010, see Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, both The Laclede Group, Inc. and Laclede Gas Company carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15e and Rule 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company and Laclede Gas are effective.

There have been no changes in the internal control over financial reporting that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting for The Laclede Group, Inc. or Laclede Gas Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended September 30, 2009. For changes during the nine months ended June 30, 2010, see Note 10, Commitments and Contingencies, of the Notes to Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 37 of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2010, the Board of Directors of Laclede Gas approved the sale of 10 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.4 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Laclede Group, Inc.

Dated:	July 30, 2010	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	July 30, 2010	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

3.2*	-	Bylaws of The Laclede Group, Inc. as amended April 29, 2010, filed as exhibit 3.2 to Form 8-K filed on April 30, 2010.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

99.1	-	Laclede Gas Company - Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

*	Incorporated by reference; Laclede File No. 1-16681.