Form 10-Q
period 2010-12-31
LACLEDE GAS CO
filed 2011-01-28
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822

LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
720 Olive Street St. Louis, MO 63101 (Address and zip code of principal executive offices) 314-342-0500 (Registrant’s telephone number, including area code)

Indicate by check mark if the registrant:

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

is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [ X ]

As of January 27, 2011, there were 11,684 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

FILING FORMAT

The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility) previously filed joint Forms 10-K and 10-Q, with the Utility’s Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 99.1 in the combined reports. Beginning with the quarter ended December 31, 2010, the Company and the Utility are each filing separate reports with the SEC. Laclede Gas’ Form 10-Q should be read in conjunction with the joint Form 10-K of Laclede Gas and Laclede Group, including Exhibit 99.1.

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by Laclede Gas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Exhibit 99.1 of The Laclede Group Inc.’s Form 10-K for the fiscal year ended September 30, 2010.

Item 1. Financial Statements

LACLEDE GAS COMPANY
STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Operating Revenues:
Utility	$277,443	$282,929
Other	—	10,325
Total Operating Revenues	277,443	293,254
Operating Expenses:
Utility
Natural and propane gas	173,365	182,000
Other operation expenses	34,862	37,463
Maintenance	6,140	6,174
Depreciation and amortization	9,638	9,363
Taxes, other than income taxes	15,748	16,224
Total Utility Operating Expenses	239,753	251,224
Other	5	4,328
Total Operating Expenses	239,758	255,552
Operating Income	37,685	37,702
Other Income and (Income Deductions) – Net	1,815	1,510
Interest Charges:
Interest on long-term debt	5,942	6,146
Other interest charges	777	563
Total Interest Charges	6,719	6,709
Income Before Income Taxes	32,781	32,503
Income Tax Expense	11,326	11,437
Net Income	$21,455	$21,066

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Net Income	$21,455	$21,066
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	173	166
Reclassification adjustment for gains included in net income	(49)	(62)
Net unrealized gains on cash flow hedging derivative instruments	124	104
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	107	98
Other Comprehensive Income, Before Tax	231	202
Income Tax Expense Related to Items of Other Comprehensive Loss	89	78
Other Comprehensive Income, Net of Tax	142	124
Comprehensive Income	$21,597	$21,190

See Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2010	2010	2009

ASSETS
Utility Plant	$1,338,568	$1,326,284	$1,288,862
Less: Accumulated depreciation and amortization	447,582	442,200	429,892
Net Utility Plant	890,986	884,084	858,970
Other Property and Investments	46,332	45,864	41,988

Current Assets:
Cash and cash equivalents	1,208	1,009	7,925
Accounts receivable:
Utility	165,171	70,053	159,423
Non-utility	732	848	1,434
Associated companies	5,947	310	735
Other	6,665	7,277	15,277
Allowance for doubtful accounts	(6,628)	(10,176)	(7,928)
Inventories:
Natural gas stored underground at LIFO cost	109,171	113,576	88,204
Propane gas at FIFO cost	16,881	15,625	15,649
Materials, supplies, and merchandise at average cost	4,130	3,741	4,037
Derivative instrument assets	10,415	9,288	7,505
Unamortized purchased gas adjustments	18,136	23,718	—
Prepayments and other	5,920	7,101	6,759
Total Current Assets	337,748	242,370	299,020

Deferred Charges:
Regulatory assets	453,030	479,462	467,130
Other	7,100	6,672	6,640
Total Deferred Charges	460,130	486,134	473,770
Total Assets	$1,735,196	$1,658,452	$1,673,748

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands, except share amounts)	2010	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (11,684, 11,674, and 11,644 shares issued, respectively)	$209,238	$208,154	$204,724
Retained earnings	218,373	205,980	213,726
Accumulated other comprehensive loss	(2,733)	(2,875)	(2,495)
Total Common Stock Equity	424,878	411,259	415,955
Long-term debt	364,313	364,298	364,254
Total Capitalization	789,191	775,557	780,209

Current Liabilities:
Notes payable	97,450	129,650	145,150
Notes payable – associated companies	68,910	—	—
Accounts payable	68,625	36,706	65,378
Accounts payable – associated companies	5	652	8
Advance customer billings	9,639	16,809	10,421
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	12,406	13,410	11,715
Dividends payable	9,062	8,806	8,790
Customer deposits	11,315	11,244	12,163
Interest accrued	5,756	9,639	6,217
Taxes accrued	18,670	8,677	22,778
Unamortized purchased gas adjustments	—	—	4,741
Deferred income taxes	4,159	4,248	5,169
Other	23,781	11,385	19,510
Total Current Liabilities	329,778	276,226	337,040

Deferred Credits and Other Liabilities:
Deferred income taxes	298,176	292,766	256,339
Unamortized investment tax credits	3,485	3,538	3,700
Pension and postretirement benefit costs	210,642	207,607	201,659
Asset retirement obligations	26,215	25,829	25,876
Regulatory liabilities	47,898	47,365	44,681
Other	29,811	29,564	24,244
Total Deferred Credits and Other Liabilities	616,227	606,669	556,499
Commitments and Contingencies (Note 8)
Total Capitalization and Liabilities	$1,735,196	$1,658,452	$1,673,748

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Operating Activities:
Net Income	$21,455	$21,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,638	9,363
Deferred income taxes and investment tax credits	1,157	(3,561)
Other – net	(761)	326
Changes in assets and liabilities:
Accounts receivable – net	(103,575)	(91,730)
Unamortized purchased gas adjustments	5,582	1,611
Deferred purchased gas costs	30,860	23,609
Accounts payable	32,711	35,998
Advance customer billings - net	(7,170)	(10,719)
Taxes accrued	9,987	10,268
Natural gas stored underground	4,405	5,109
Other assets and liabilities	(6,351)	(1,019)
Net cash (used in) provided by operating activities	(2,062)	321

Investing Activities:
Capital expenditures	(15,512)	(11,065)
Other investments	1,002	(954)
Net cash used in investing activities	(14,510)	(12,019)

Financing Activities:
Maturity of first mortgage bonds	(25,000)	—
(Repayment) issuance of short-term debt - net	(32,200)	15,350
Borrowings from Laclede Group	88,762	1,200
Repayment of borrowings from Laclede Group	(19,852)	(1,200)
Changes in book overdrafts	13,310	11,028
Dividends paid	(8,806)	(8,535)
Issuance of common stock to Laclede Group	352	346
Excess tax benefits from stock-based compensation	205	32
Net cash provided by financing activities	16,771	18,221

Net Increase in Cash and Cash Equivalents	199	6,523
Cash and Cash Equivalents at Beginning of Period	1,009	1,402
Cash and Cash Equivalents at End of Period	$1,208	$7,925

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$10,321	$10,294
Income taxes	595	(16)

See Notes to Financial Statements.

LACLEDE GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying unaudited financial statements of Laclede Gas Company (Laclede Gas or the Utility). In the opinion of Laclede Gas, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Laclede Gas is a wholly-owned subsidiary of The Laclede Group Inc. (Laclede Group). This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Exhibit 99.1 of Laclede Group’s Fiscal Year 2010 Form 10-K.
Laclede Gas is a regulated natural gas distribution utility having a material seasonal cycle. As a result, these interim statements of income for Laclede Gas are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season.
BASIS OF PRESENTATION - In compliance with generally accepted accounting principles, transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas’ Balance Sheet have not been eliminated from the Laclede Gas financial statements.
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-Associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may, on occasion, borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. At December 31, 2010, Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $68.9 million at an interest rate of 0.4%. Advances under this note are due and payable on demand.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2010 and 2009, for the Utility, were $54.6 million and $55.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2010 was $11.3 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues for the quarters ended December 31, 2010 and 2009 were $11.3 million, and $12.0 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
STOCK-BASED COMPENSATION – Officers and employees of Laclede Gas, as determined by the Compensation Committee of Laclede Group’s Board of Directors, are eligible to be selected for awards under the Laclede Group 2006 Equity Incentive Plan. For Laclede Group’s non-employee directors, shares are awarded under the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Notes to Financial Statements included in the Exhibit 99.1 of Laclede Group’s Form 10-K for the fiscal year ended September 30, 2010 for descriptions of these plans. For awards made to its employees, the Utility records its allocation of compensation cost from Laclede Group with a corresponding increase to additional paid-in capital.
The amounts of compensation cost allocated to the Utility for share-based compensation arrangements for the quarters ended December 31, 2010 and 2009 are presented below:

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Total equity compensation cost	$613	$758
Compensation cost capitalized	(154)	(138)
Compensation cost recognized in net income	459	620
Income tax benefit recognized in net income	(177)	(239)
Compensation cost recognized in net income, net of income tax	$282	$381

As of December 31, 2010, there was $4.7 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.5 years.

2.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2010, the Utility modified the calculation of future benefits under its Missouri Natural Gas division plan from a career average formula to a cash balance formula, which accrues benefits based on a percentage of compensation, provides interest credits on the balance, and provides certain transition credits. Benefits attributable to plan participation prior to January 1, 2010, will be based on career average compensation earned as a participant prior to January 1, 2010. Plan assets consist primarily of corporate and U.S. government obligations and equity market exposure achieved through derivative investments.
Pension costs for both the quarters ended December 31, 2010 and 2009 were $1.6 million, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Service cost – benefits earned during the period	$2,388	$2,274
Interest cost on projected benefit obligation	4,705	4,957
Expected return on plan assets	(4,712)	(5,032)
Amortization of prior service cost	160	239
Amortization of actuarial loss	2,557	2,034
Sub-total	5,098	4,472
Regulatory adjustment	(3,533)	(2,893)
Net pension cost	$1,565	$1,579

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the three months ended December 31, 2010 and December 31, 2009.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.8 million annually. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Income and Statements of Comprehensive Income is deferred as a regulatory asset or regulatory liability.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended December 31, 2010 and 2009 were $1.9 million, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Service cost – benefits earned during the period	$1,919	$1,610
Interest cost on accumulated
postretirement benefit obligation	1,211	1,129
Expected return on plan assets	(911)	(758)
Amortization of transition obligation	34	34
Amortization of prior service credit	(582)	(582)
Amortization of actuarial loss	1,110	995
Sub-total	2,781	2,428
Regulatory adjustment	(871)	(518)
Net postretirement benefit cost	$1,910	$1,910

Missouri state law provides for the recovery in rates of costs accrued pursuant to generally accepted accounting principles (GAAP) provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association (VEBA) and Rabbi trusts as its external funding mechanisms. VEBA and Rabbi trusts’ assets consist primarily of money market securities and mutual funds invested in stocks and bonds.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The Commission ordered that the recovery in rates be based on an annual allowance of $7.6 million. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Income and Statements of Comprehensive Income is deferred as a regulatory asset or regulatory liability.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of December 31, 2010
Cash and cash equivalents	$1,208	$1,208
Marketable securities	13,652	13,652
Derivative instrument assets	12,516	12,516
Short-term debt	166,360	166,360
Long-term debt	364,313	393,705

As of September 30, 2010
Cash and cash equivalents	$1,009	$1,009
Marketable securities	12,856	12,856
Derivative instrument assets	10,974	10,974
Short-term debt	129,650	129,650
Long-term debt, including current portion	389,298	443,959

As of December 31, 2009
Cash and cash equivalents	$7,925	$7,925
Marketable securities	11,679	11,679
Derivative instrument assets	7,505	7,505
Short-term debt	145,150	145,150
Long-term debt, including current portion	389,254	409,216

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. The fair values of marketable securities, derivative instrument assets, and derivative instrument liabilities are valued as described in Note 4, Fair Value Measurements.

4.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2010
Assets
U. S. Stock/Bond Mutual Funds	$13,652	$—	$—	$—	$13,652
NYMEX natural gas contracts	2,383	—	—	9,636	12,019
NYMEX gasoline and heating
oil contracts	182	—	—	315	497
Total	$16,217	$—	$—	$9,951	$26,168

Liabilities
NYMEX natural gas contracts	$23,425	$—	$—	$(23,425)	$—

As of September 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,856	$—	$—	$—	$12,856
NYMEX natural gas contracts	1,909	—	—	8,786	10,695
NYMEX gasoline and heating
oil contracts	59	—	—	220	279
Total	$14,824	$—	$—	$9,006	$23,830

Liabilities
NYMEX natural gas contracts	$40,537	$—	$—	$(40,537)	$—
NYMEX gasoline & heating
oil contracts	37	—	—	(37)	—
Total	$40,574	$—	$—	$(40,574)	$—

As of December 31, 2009
Assets
U. S. Stock/Bond Mutual Funds	$11,679	$—	$—	$—	$11,679
NYMEX natural gas contracts	1,199	—	—	5,919	7,118
NYMEX gasoline and heating
oil contracts	289	—	—	98	387
Total	$13,167	$—	$—	$6,017	$19,184

Liabilities
NYMEX natural gas contracts	$48,208	$—	$—	$(48,208)	$—

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). During the three months ended December 31, 2010 and December 31, 2009, there were no transfers between the levels of the fair value hierarchy. The Utility’s policy is to recognize such transfers, if any, as for the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The mutual funds are included in the Other investments line of the Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Balance Sheets when a legally enforceable netting agreement exists between Laclede Gas and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 5, Derivative Instruments and Hedging Activities.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its Purchased Gas Adjustment (PGA) Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the Statements of Income. The timing of the operation of the PGA Clause may cause interim variations in short-term cash flows, because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At December 31, 2010, Laclede Gas held 0.5 million gallons of gasoline futures contracts at an average price of $2.19 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $2.33 per gallon. Most of these futures contracts, the longest of which extends to October 2011, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at December 31, 2010, it is expected that approximately $0.1 million of pre-tax unrealized gains will be reclassified into the Statements of Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at December 31, 2010 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2011	7.19	$6.72
Fiscal 2012	10.94	5.26

At December 31, 2010, Laclede Gas also had 13.77 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income

		Three Months Ended
	Location of Gain (Loss)	December 31,
(Thousands)	Recorded in Income	2010	2009

Derivatives in Cash Flow Hedging Relationships

NYMEX gasoline and heating oil contracts:
Effective portion of gain recognized in
OCI on derivatives		$173	$166

Effective portion of gain reclassified from
AOCI to income	Utility – Other Operation Expenses	49	62

Ineffective portion of gain (loss) on derivatives
recognized in income:	Utility – Other Operation Expenses	29	(56)

Derivatives Not Designated as Hedging Instruments *

NYMEX gasoline and heating oil contracts:

Gain recognized in income on derivatives	Other Income and (Income Deductions) – Net	$16	$—

*
Gains and losses on Laclede Gas’ NYMEX natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Income.

Fair Value of Derivative Instruments in the Balance Sheet at December 31, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$169		Derivative Instrument Assets	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	2,289		Derivative Instrument Assets	23,180
	Other Deferred Charges	94		Other Deferred Charges	245
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	13		Derivative Instrument Assets	—
Sub-total		2,396			23,425
Total derivatives		$2,565			$23,425

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$56		Derivative Instrument Assets	$34

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	1,401		Derivative Instrument Assets	37,457
	Other Deferred Charges	508		Other Deferred Charges	3,080
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	3		Derivative Instrument Assets	3
Sub-total		1,912			40,540
Total derivatives		$1,968			$40,574

Fair Value of Derivative Instruments in the Balance Sheet at December 31, 2009

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$289		Derivative Instrument Assets	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	1,199		Derivative Instrument Assets	48,208
Total derivatives		$1,488			$48,208

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Utility’s net economic exposure. Refer to Note 4, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

		Dec. 31,	Sept. 30,	Dec. 31,
	(Thousands)	2010	2010	2009

	Fair value of asset derivatives presented above	$2,565	$1,968	$1,488
	Fair value of cash margin receivables	33,376	49,580	54,225
	Netting of assets and liabilities with the same counterparty	(23,425)	(40,574)	(48,208)
	Total	$12,516	$10,974	$7,505

	Derivative Instrument Assets, per Balance Sheets:
	Derivative instrument assets	$10,415	$9,288	$7,505
	Other deferred charges	2,101	1,686	—
	Total	12,516	10,974	7,505

	Fair value of liability derivatives presented above	$23,425	$40,574	$48,208
	Netting of assets and liabilities with the same counterparty	(23,425)	(40,574)	(48,208)
	Derivative instrument liabilities, per Balance Sheet*	$—	$—	$—

*	Included in the Other line of the Current Liabilities section

6.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Interest income	$411	$448
Net investment gain	744	484
Other income	13	—
Other income deductions	647	578
Other Income and (Income Deductions) – Net	$1,815	$1,510

The increase in Other Income and (Income Deductions) – Net for the quarter ended December 31, 2010, compared with the quarter ended December 31, 2009, was primarily due to higher net investment gains.

7.	INFORMATION BY OPERATING SEGMENT

The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas. The Non-Regulated Other segment includes the non-regulated propane transaction. Accounting policies are described in Note 1. There are no material intersegment revenues.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impact of net unrealized gains and losses on energy-related derivative contracts.

	Regulated	Non-	Adjustments
	Gas	Regulated	&
(Thousands)	Distribution	Other	Eliminations	Total

Three Months Ended
December 31, 2010
Operating revenues	$277,443	$—	$—	$277,443
Net Economic Earnings	21,434	—	—	21,434
Total assets	1,734,389	807	—	1,735,196

Three Months Ended
December 31, 2009
Operating revenues	$282,929	$10,325	$—	$293,254
Net Economic Earnings	17,432	3,683	—	21,115
Total assets	1,662,121	11,627	—	1,673,748

Reconciliation of Net Economic Earnings to Net Income

	Three Months Ended
	December 31,
(Thousands)	2010	2009

Total Net Economic Earnings above	$21,434	$21,115
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	21	(49)
Net Income	$21,455	$21,066

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas has entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2010 are estimated at approximately $348 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2010, the maximum guarantees under these leases are $1.3 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2010, the carrying value of the liability recognized for these guarantees was $0.3 million.

Contingencies and Indemnifications

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs.
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
One of the sites located in the City of St. Louis is currently owned by a development agency of the City, which, together with other City development agencies, has selected a developer to redevelop the site. In conjunction with this redevelopment effort, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources. The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverages, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, funded an escrow account that will be used to pay a small percentage of the cost of remediation of the site. The amount deposited into escrow by Laclede Gas, which is its only monetary obligation under the Remediation Agreement, is not material and did not have a material impact on the financial condition, results of operations, or cash flows of Laclede Gas.
To date, amounts required for remediation at these sites have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them. In 2005, the Utility’s outside consultant completed an analysis of the MGP sites to determine cost estimates for a one-time contractual transfer of risk from each of the Utility’s insurers of environmental coverage for the MGP sites. That analysis demonstrated a range of possible future expenditures to investigate, monitor, and remediate these MGP sites from $5.8 million to $36.3 million based upon then currently available facts, technology, and laws and regulations. The actual costs that Laclede Gas may incur could be materially higher or lower depending upon several factors, including whether remedial actions will be required, final selection and regulatory approval of any remedial actions, changing technologies and governmental regulations, the ultimate ability of other potentially responsible parties to pay, the successful completion of remediation efforts required by the Remediation Agreement described above, and any insurance recoveries. Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable.
Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, potential liabilities associated with remediating these sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas.
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, Laclede Energy Resources, Inc. (LER). The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations only, based on its review of gas costs for fiscal years 2008 and 2009. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted Laclede Group’s corporate reorganization into a holding company structure. The Utility filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an Order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. Laclede Gas also filed a motion to dismiss certain counts of the complaint, which is still pending before the Commission, as well as a counterclaim against the Staff. Laclede Gas believes that neither of the complaints has merit and intends to vigorously oppose both of them.
Laclede Gas is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Utility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion analyzes the financial condition and results of operations of Laclede Gas Company (Laclede Gas or the Utility). It includes management’s view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on overall financial condition and liquidity.

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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our service area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Utility’s Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

Overview

Laclede Gas is a wholly-owned subsidiary of The Laclede Group, Inc. (Laclede Group). Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, earnings are seasonal in nature and are typically concentrated in the November through April period, which generally corresponds with the heating season.

Based on the nature of the business of the Utility, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business:

•	the Utility’s ability to recover the costs of purchasing and distributing natural gas from its customers;
•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;
•	changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utility’s ability to earn its authorized rate of return;
•	the Utility’s ability to access credit markets and maintain working capital sufficient to meet operating requirements; and,
•	the effect of natural gas price volatility on the business.

Further information regarding how management seeks to manage these key variables is discussed below.

The Utility’s strategy focuses on improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and return. The Utility’s distribution costs are the essential, primarily fixed expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC. In addition, Laclede Gas is working to improve its ability to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The settlement of the Utility’s rate case in 2010 retained the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 24 of this report for additional information on regulatory issues.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 26 for additional information.

EARNINGS

Laclede Gas’ net income increased $0.4 million for the quarter ended December 31, 2010, compared with the quarter ended December 31, 2009. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $7.6 million; and,
•	decreases in operation and maintenance expense totaling $2.6 million.

These factors were partially offset by:

•	the effect of income from a non-regulated propane transaction in the wholesale market recorded during the quarter ended December 31, 2009, totaling $6.0 million;
•	lower Infrastructure System Replacement Surcharge (ISRS) revenues totaling $2.0 million; and,
•	lower system gas sales volumes and other variations totaling $1.3 million.

Utility Operating Revenues

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

Utility Operating Revenues for the quarter ended December 31, 2010 were $277.4 million, or $5.5 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 0.1% warmer than the same quarter last year and 1.8% warmer than normal. Total system therms sold and transported were 285.9 million for the quarter ended December 31, 2010 compared with 288.0 million for the same period last year. Total off-system therms sold and transported were 53.7 million for the quarter ended December 31, 2010 compared with 28.5 million for the same period last year. The decrease in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(13.7)
Higher off-system sales volumes	11.8
General rate increase, effective September 1, 2010	7.6
Lower system sales volumes and other variations	(5.5)
Lower prices charged for off-system sales	(3.7)
Lower ISRS revenues	(2.0)
Total Variation	$(5.5)

Utility Operating Expenses

Utility Operating Expenses for the quarter ended December 31, 2010 decreased $11.5 million from the same quarter last year. Natural and propane gas expense decreased $8.6 million, or 4.7%, from last year’s level, primarily attributable to lower rates charged by our suppliers and decreased system volumes purchased for sendout, partially offset by higher off-system gas expense. Other operation and maintenance expenses decreased $2.6 million, or 6.0%, primarily due to a higher rate of overheads capitalized, a lower provision for uncollectible accounts, a gain on the disposal of assets, and reduced distribution charges, partially offset by increased group insurance charges. Taxes, other than income taxes, decreased $0.5 million, or 2.9%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Other Operating Revenues and Operating Expenses

Other Operating Revenues decreased $10.3 million primarily due to the effect of a propane transaction in the wholesale market by Laclede Gas during the quarter ended December 31, 2009. This non-regulated transaction resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory. The decrease in Other Operating Expenses, totaling $4.3 million, was primarily due to expenses associated with this propane transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.3 million primarily due to higher net investment gains.

Interest Charges

The minor increase in interest charges was primarily due to an increase in interest on short-term debt, largely offset by lower interest on long-term debt, primarily attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.4% for the quarter ended December 31, 2010 compared with 0.2% for the quarter ended December 31, 2009. Average short-term borrowings were $164.4 million for the quarter ended December 31, 2010 compared with $146.1 million for the quarter ended December 31, 2009.

REGULATORY AND OTHER MATTERS

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations only, based on its review of gas costs for fiscal years 2008 and 2009. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted Laclede Group’s corporate reorganization into a holding company structure. The Utility filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an Order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. Laclede Gas also filed a motion to dismiss certain counts of the complaint, which is still pending before the Commission, as well as a counterclaim against the Staff. Laclede Gas believes that neither of the complaints has merit and intends to vigorously oppose both of them.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. As a result of the ensuing procedural schedule, the Cold Weather Rule portion of the filing became moot. On April 15, 2009, the Commission rejected the Utility’s tariffs on the grounds that it did not have the legal authority to approve them, of which Laclede Gas sought judicial review. On January 11, 2010, the Court found that the Commission did have the legal authority to approve such tariffs, which decision the Commission appealed to the Missouri Court of Appeals, Western District. On October 19, 2010, the Western District overruled the Cole County Circuit Court’s decision and affirmed the Commission’s April 15, 2009 Order. Laclede Gas filed with the Western District a motion for rehearing and an application to transfer the case to the Missouri Supreme Court. On December 7, 2010, the Western District denied the Utility’s requests for rehearing and for transfer to the Missouri Supreme Court. On December 22, 2010, the Utility filed an application at the Missouri Supreme Court for transfer of the case to that Court.

On October 29, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.6 million annually, $2.5 million of which the MoPSC approved effective January 7, 2011.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Utility believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material adverse effect on the financial position and results of operations of the Utility.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Financial Statements are described in Exhibit 99.1 of Laclede Group’s Form 10-K for the fiscal year ended September 30, 2010 and include the following:

•	Accounts receivable and allowance for doubtful accounts
•	Employee benefits and postretirement obligations
•	Regulated operations

There were no significant changes to these critical accounting policies during the three months ended December 31, 2010. For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in Exhibit 99.1 of Laclede Group’s Form 10-K for the fiscal year ended September 30, 2010.

ACCOUNTING PRONOUNCEMENTS

Laclede Gas continues to monitor the developments of the Financial Accounting Standards Board (FASB) relative to possible changes in accounting standards. Currently, the FASB is considering various changes to U. S. GAAP, some of which may be significant, as part of a joint effort with the International Accounting Standards Board to converge accounting standards. Future developments, depending on the outcome, have the potential to impact Laclede Gas’ financial condition and results of operations.

FINANCIAL CONDITION

CASH FLOWS

Laclede Gas’ short-term borrowing requirements typically peak during colder months when Laclede Gas borrows money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments), variations in the timing of collections of gas cost under the Utility’s PGA Clause, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and can cause significant variations in the Utility’s cash provided by or used in operating activities.

Net cash used in operating activities was $2.1 million for the three months ended December 31, 2010 compared with net cash provided by operating activities of $0.3 million for the three months ended December 31, 2009. The difference is primarily attributable to variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, partially offset by reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments.

Net cash used in investing activities for the three months ended December 31, 2010 was $14.5 million compared with $12.0 million for the three months ended December 31, 2009. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $16.8 million for the three months ended December 31, 2010 compared with $18.2 million for the three months ended December 31, 2009. The variation primarily reflects the maturity of long-term debt this year, partially offset by the issuance of additional short-term debt this quarter.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On December 31, 2010, total debt was 56% of total capitalization. For the twelve months ended December 31, 2010, EBITDA was 4.57 times interest expense.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the three months ended December 31, 2010. Information about the Utility’s short-term borrowings during the three months ended December 31, 2010 and as of December 31, 2010, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

Three Months Ended December 31, 2010
Weighted average borrowings outstanding	$127.8 million	$36.6 million	$164.4 million
Weighted average interest rate	0.4%	0.4%	0.4%
Range of borrowings outstanding	$94.1 – $172.1 million	$0 - $73.0 million	$133.3 - $193.0 million

As of December 31, 2010
Borrowings outstanding at end of period	$97.5 million	$68.9 million	$166.4 million
Weighted average interest rate	0.4%	0.4%	0.4%

Based on average short-term borrowings for the three months ended December 31, 2010, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.6 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt and Equity

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the three months ended December 31, 2010, pursuant to this authority, the Utility sold 10 shares of its common stock to Laclede Group for $0.4 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of January 28, 2011, $517.0 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At December 31, 2010, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2010, the maximum guarantees under these leases were $1.3 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2010, the carrying value of the liability recognized for these guarantees was $0.3 million.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. These ratings, which are indicated below, were unchanged over the past quarter, but remain subject to review and change by the rating agencies.

Type of Facility	S&P	Moody’s	Fitch
Laclede Gas Issuer Rating	A		A-
Laclede Gas First Mortgage Bonds	A	A2	A+
Laclede Gas Commercial Paper	A-1	P-2	F1

Utility capital expenditures were $15.5 million for the three months ended December 31, 2010, compared with $11.1 million for the same period last year.

Capitalization at December 31, 2010 consisted of 53.8% common stock equity and 46.2% long-term debt.

It is management’s view that the Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2010 and at September 30, 2010, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance customer billings. The Balance Sheet at December 31, 2009 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of December 31, 2010, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	2016 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	475.0	13.9	45.1	42.7	373.3
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	14.6	3.9	7.4	3.3	—
Purchase Obligations – Natural Gas (b)	347.8	189.5	124.3	19.7	14.3
Purchase Obligations – Other (c)	96.0	17.3	23.7	17.8	37.2
Total (d)	$1,298.7	$224.7	$225.6	$83.6	$764.8

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2010 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $6.3 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, Laclede Gas expects to make contributions to its qualified, trusteed pension plans of at least $10.3 million during the remainder of fiscal year 2011. Laclede Gas anticipates a $1.8 million contribution relative to its non-qualified pension plans during the remainder of fiscal year 2011. With regard to the postretirement benefits, the Utility anticipates it will contribute $11.1 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during the remainder of fiscal year 2011. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

MARKET RISK

Laclede Gas’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 5, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements.

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the three months ended December 31, 2010, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.6 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At December 31, 2010, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 12, Commitments and Contingencies, of the Notes to Financial Statements included in Exhibit 99.1 of Laclede Group’s Form 10-K for the fiscal year ended September 30, 2010. For changes during the three months ended December 31, 2010, see Note 8, Commitments and Contingencies, of the Notes to Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Gas has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 29 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 12, Commitments and Contingencies, of the Notes to Financial Statements included in Exhibit 99.1 of Laclede Group’s Form 10-K for the fiscal year ended September 30, 2010. For changes during the three months ended December 31, 2010, see Note 8, Commitments and Contingencies, of the Notes to Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 24 of this report.

Laclede Gas is involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material adverse effect on the financial position or results of operations of the Utility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2010, the Board of Directors of Laclede Gas approved the sale of 10 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.4 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	January 28, 2011	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

3.1	-	Laclede Gas’ Restated Articles of Incorporation as amended March 1, 2010

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.