Form 10-Q
period 2011-03-31
LACLEDE GAS CO
filed 2011-04-29
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822

LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
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

As of April 28, 2011, there were 11,694 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

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

Item 1. Financial Statements

LACLEDE GAS COMPANY
STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Operating Revenues:
Utility	$388,375	$373,520	$665,818	$656,449
Other	—	1	—	10,326
Total Operating Revenues	388,375	373,521	665,818	666,775
Operating Expenses:
Utility
Natural and propane gas	260,706	250,238	434,071	432,238
Other operation expenses	39,500	37,779	74,362	75,242
Maintenance	6,441	7,219	12,581	13,393
Depreciation and amortization	9,739	9,385	19,377	18,748
Taxes, other than income taxes	24,686	26,050	40,434	42,274
Total Utility Operating Expenses	341,072	330,671	580,825	581,895
Other	(5)	(2)	—	4,326
Total Operating Expenses	341,067	330,669	580,825	586,221
Operating Income	47,308	42,852	84,993	80,554
Other Income and (Income Deductions) – Net	485	383	2,300	1,893
Interest Charges:
Interest on long-term debt	5,740	6,145	11,682	12,291
Other interest charges	592	526	1,369	1,089
Total Interest Charges	6,332	6,671	13,051	13,380
Income Before Income Taxes	41,461	36,564	74,242	69,067
Income Tax Expense	15,229	13,148	26,555	24,585
Net Income	$26,232	$23,416	$47,687	$44,482

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Net Income	$26,232	$23,416	$47,687	$44,482
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during period	267	60	440	226
Reclassification adjustment for gains included in net income	(72)	(74)	(121)	(136)
Net unrealized gains (losses) on cash flow hedging derivative instruments	195	(14)	319	90
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	106	99	213	197
Other Comprehensive Income, Before Tax	301	85	532	287
Income Tax Expense Related to Items of Other
Comprehensive Income	116	33	205	111
Other Comprehensive Income, Net of Tax	185	52	327	176
Comprehensive Income	$26,417	$23,468	$48,014	$44,658

See Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands)	2011	2010	2010

ASSETS
Utility Plant	$1,351,293	$1,326,284	$1,301,013
Less: Accumulated depreciation and amortization	453,271	442,200	435,205
Net Utility Plant	898,022	884,084	865,808
Other Property and Investments	49,362	45,864	44,870

Current Assets:
Cash and cash equivalents	1,708	1,009	3,020
Accounts receivable:
Utility	146,821	70,053	130,460
Non-utility	666	848	1,149
Associated companies	310	310	314
Other	6,616	7,277	5,973
Allowance for doubtful accounts	(10,991)	(10,176)	(12,413)
Delayed customer billings	32,398	—	38,955
Inventories:
Natural gas stored underground at LIFO cost	40,225	113,576	43,757
Propane gas at FIFO cost	16,927	15,625	15,625
Materials, supplies, and merchandise at average cost	4,276	3,741	4,212
Derivative instrument assets	8,035	9,288	10,789
Unamortized purchased gas adjustments	6,470	23,718	—
Deferred income taxes	2,208	—	—
Prepayments and other	5,334	7,101	5,672
Total Current Assets	261,003	242,370	247,513

Deferred Charges:
Regulatory assets	420,733	479,462	467,078
Other	6,293	6,672	6,434
Total Deferred Charges	427,026	486,134	473,512
Total Assets	$1,635,413	$1,658,452	$1,631,703

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	Sept. 30,	March 31,
(Thousands, except share amounts)	2011	2010	2010

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (11,694, 11,674, and 11,654 shares issued, respectively)	$210,223	$208,154	$205,903
Retained earnings	235,533	205,980	228,344
Accumulated other comprehensive loss	(2,548)	(2,875)	(2,443)
Total Common Stock Equity	443,208	411,259	431,804
Long-term debt (less current portion)	364,327	364,298	364,269
Total Capitalization	807,535	775,557	796,073

Current Liabilities:
Notes payable	—	129,650	114,950
Notes payable – associated companies	72,720	—	—
Accounts payable	44,583	36,706	38,212
Accounts payable – associated companies	5,848	652	6,868
Advance customer billings	—	16,809	—
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	13,504	13,410	12,893
Dividends payable	9,072	8,806	8,799
Customer deposits	10,719	11,244	11,663
Interest accrued	9,023	9,639	9,865
Taxes accrued	40,410	8,677	43,975
Unamortized purchased gas adjustments	—	—	1,148
Deferred income taxes	—	4,248	1,905
Other	9,982	11,385	10,172
Total Current Liabilities	215,861	276,226	285,450

Deferred Credits and Other Liabilities:
Deferred income taxes	293,860	292,766	249,266
Unamortized investment tax credits	3,432	3,538	3,646
Pension and postretirement benefit costs	208,727	207,607	201,643
Asset retirement obligations	26,601	25,829	26,258
Regulatory liabilities	49,077	47,365	45,088
Other	30,320	29,564	24,279
Total Deferred Credits and Other Liabilities	612,017	606,669	550,180
Commitments and Contingencies (Note 8)
Total Capitalization and Liabilities	$1,635,413	$1,658,452	$1,631,703

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
(Thousands)	2011	2010

Operating Activities:
Net Income	$47,687	$44,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,377	18,748
Deferred income taxes and investment tax credits	(8,905)	(15,242)
Other – net	(685)	701
Changes in assets and liabilities:
Accounts receivable – net	(75,110)	(48,272)
Unamortized purchased gas adjustments	17,248	(1,982)
Deferred purchased gas costs	60,725	25,323
Accounts payable	14,518	15,765
Delayed customer billings - net	(49,207)	(60,095)
Taxes accrued	31,721	31,443
Natural gas stored underground	73,351	49,556
Other assets and liabilities	169	936
Net cash provided by operating activities	130,889	61,363

Investing Activities:
Capital expenditures	(29,620)	(24,697)
Other investments	(1,421)	(3,399)
Net cash used in investing activities	(31,041)	(28,096)

Financing Activities:
Maturity of first mortgage bonds	(25,000)	—
Repayment of short-term debt - net	(129,650)	(14,850)
Borrowings from Laclede Group	116,705	2,200
Repayment of borrowings from Laclede Group	(43,985)	(2,200)
Changes in book overdrafts	(291)	(207)
Dividends paid	(17,868)	(17,325)
Issuance of common stock to Laclede Group	716	703
Excess tax benefits from stock-based compensation	243	66
Other	(19)	(36)
Net cash used in financing activities	(99,149)	(31,649)

Net Increase in Cash and Cash Equivalents	699	1,618
Cash and Cash Equivalents at Beginning of Period	1,009	1,402
Cash and Cash Equivalents at End of Period	$1,708	$3,020

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$13,331	$13,305
Income taxes	(4,059)	(68)

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
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-Associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may, on occasion, borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. At March 31, 2011, Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $72.7 million at an interest rate of 0.3%. Advances under this note are due and payable on demand.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at March 31, 2011 and 2010, for the Utility, were $29.0 million and $22.6 million, respectively. The amount of accrued unbilled revenue at September 30, 2010 was $11.3 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues for the quarters ended March 31, 2011 and 2010 were $20.3 million and $21.5 million, respectively. Amounts recorded in Utility Operating Revenues for the six months ended March 31, 2011 and 2010 were $31.6 million and $33.5 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
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
The amounts of compensation cost allocated to the Utility for share-based compensation arrangements are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Total equity compensation cost	$699	$905	$1,312	$1,663
Compensation cost capitalized	(177)	(219)	(331)	(357)
Compensation cost recognized in net income	522	686	981	1,306
Income tax benefit recognized in net income	(202)	(265)	(379)	(504)
Compensation cost recognized in net income,
net of income tax	$320	$421	$602	$802

As of March 31, 2011, there was $4.2 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.5 years.

2.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Plan assets consist primarily of corporate and U.S. government obligations and equity market exposure achieved through derivative investments.
Similar to modifications made to Laclede Gas’ primary plan in 2009, effective January 1, 2010, the Utility modified the calculation of future benefits under its Missouri Natural Gas division plan from a career average formula to a cash balance formula, which accrues benefits based on a percentage of compensation, provides interest credits on the balance, and provides certain transition credits. Benefits attributable to plan participation prior to January 1, 2010, will be based on career average compensation earned as a participant prior to January 1, 2010.
Pension costs for all of Laclede Gas' defined-benefit pension plans for the quarters ended March 31, 2011 and 2010 were $4.2 million and $1.6 million, respectively, including amounts charged to construction. Pension costs for the six months ended March 31, 2011 and 2010 were $5.8 million and $3.2 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Service cost – benefits earned during the period	$2,388	$2,189	$4,776	$4,463
Interest cost on projected benefit obligation	4,705	4,924	9,410	9,881
Expected return on plan assets	(4,712)	(5,075)	(9,424)	(10,107)
Amortization of prior service cost	160	172	320	411
Amortization of actuarial loss	2,557	2,025	5,114	4,059
Sub-total	5,098	4,235	10,196	8,707
Regulatory adjustment	(862)	(2,657)	(4,395)	(5,550)
Net pension cost	$4,236	$1,578	$5,801	$3,157

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the six months ended March 31, 2011 and March 31, 2010.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an allowance of $4.8 million annually effective August 1, 2007 and $15.5 million annually effective January 1, 2011. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Income and Statements of Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2011 contributions to the pension plans through March 31, 2011 were $4.9 million to the qualified trusts and approximately $1.1 million to the non-qualified plans. Contributions to the pension plans for the remaining six months of fiscal year 2011 are anticipated to be at least $11.9 million to the qualified trusts and $1.6 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for the quarters ended March 31, 2011 and 2010 were $2.4 million and $1.9 million, respectively, including amounts charged to construction. Postretirement benefit costs for the six months ended March 31, 2011 and 2010 were $4.3 million and $3.8 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Service cost – benefits earned during the period	$1,919	$1,611	$3,838	$3,221
Interest cost on accumulated
postretirement benefit obligation	1,211	1,129	2,422	2,258
Expected return on plan assets	(912)	(758)	(1,823)	(1,516)
Amortization of transition obligation	34	34	68	68
Amortization of prior service credit	(582)	(582)	(1,164)	(1,164)
Amortization of actuarial loss	1,111	995	2,221	1,990
Sub-total	2,781	2,429	5,562	4,857
Regulatory adjustment	(400)	(518)	(1,271)	(1,036)
Net postretirement benefit cost	$2,381	$1,911	$4,291	$3,821

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
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The Commission ordered that the recovery in rates be based on an annual allowance of $7.6 million effective August 1, 2007 and $9.5 million effective January 1, 2011. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Income and Statements of Comprehensive Income is deferred as a regulatory asset or regulatory liability.
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2011 contributions to the postretirement plans through March 31, 2011 were $2.8 million to the qualified trusts and approximately $0.1 million paid directly to participants from Laclede Gas funds. Contributions to the postretirement plans for the remaining six months of fiscal year 2011 are anticipated to be $8.3 million to the qualified trusts and $0.2 million paid directly to participants from Laclede Gas funds.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of March 31, 2011
Cash and cash equivalents	$1,708	$1,708
Marketable securities	17,022	17,022
Derivative instrument assets	8,700	8,700
Short-term debt	72,720	72,720
Long-term debt	364,327	391,877

As of September 30, 2010
Cash and cash equivalents	$1,009	$1,009
Marketable securities	12,856	12,856
Derivative instrument assets	10,974	10,974
Short-term debt	129,650	129,650
Long-term debt, including current portion	389,298	443,959

As of March 31, 2010
Cash and cash equivalents	$3,020	$3,020
Marketable securities	12,083	12,083
Derivative instrument assets	10,789	10,789
Short-term debt	114,950	114,950
Long-term debt, including current portion	389,269	408,429

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2011
Assets
U. S. Stock/Bond Mutual Funds	$17,022	$—	$—	$—	$17,022
NYMEX natural gas contracts	5,019	—	—	3,350	8,369
NYMEX gasoline and heating
oil contracts	369	—	—	(38)	331
Total	$22,410	$—	$—	$3,312	$25,722

Liabilities
NYMEX natural gas contracts	$16,854	$—	$—	$(16,854)	$—

As of September 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,856	$—	$—	$—	$12,856
NYMEX natural gas contracts	1,909	—	—	8,786	10,695
NYMEX gasoline and heating
oil contracts	59	—	—	220	279
Total	$14,824	$—	$—	$9,006	$23,830

Liabilities
NYMEX natural gas contracts	$40,537	$—	$—	$(40,537)	$—
NYMEX gasoline & heating
oil contracts	37	—	—	(37)	—
Total	$40,574	$—	$—	$(40,574)	$—

As of March 31, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,083	$—	$—	$—	$12,083
NYMEX natural gas contracts	2,885	—	—	7,677	10,562
NYMEX gasoline and heating
oil contracts	233	—	—	(6)	227
Total	$15,201	$—	$—	$7,671	$22,872

Liabilities
NYMEX natural gas contracts	$70,170	$—	$—	$(70,170)	$—

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). During the six months ended March 31, 2011 and March 31, 2010, there were no transfers between the levels of the fair value hierarchy. The Utility’s policy is to recognize such transfers, if any, as for the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The mutual funds are included in the Other investments line of the Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Balance Sheets when a legally enforceable netting agreement exists between Laclede Gas and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 5, Derivative Instruments and Hedging Activities.

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
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At March 31, 2011, Laclede Gas held 0.5 million gallons of gasoline futures contracts at an average price of $2.38 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $2.44 per gallon. Most of these futures contracts, the longest of which extends to February 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at March 31, 2011, it is expected that approximately $0.3 million of pre-tax unrealized gains will be reclassified into the Statements of Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at March 31, 2011 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2011	3.76	$7.40
Fiscal 2012	13.07	5.17
Fiscal 2013	0.47	4.80

At March 31, 2011, Laclede Gas also had 18.96 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	March 31,		March 31,
(Thousands)	Recorded in Income	2011	2010	2011	2010

Derivatives in Cash Flow Hedging Relationships

NYMEX gasoline and heating oil contracts:
Effective portion of gain recognized in OCI on derivatives		$267	$60	$440	$226

Effective portion of gain reclassified from AOCI to income	Utility – Other Operation Expenses	72	74	121	136
Ineffective portion of gain (loss) on derivatives recognized in income	Utility – Other Operation Expenses	19	(23)	48	(79)

Derivatives Not Designated as Hedging Instruments *

NYMEX gasoline and heating oil contracts:
Gain recognized in income on derivative	Other Income and (Income Deductions) – Net	$47	$2	$63	$2

*
Gains and losses on Laclede Gas’ NYMEX natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Income.

Fair Value of Derivative Instruments in the Balance Sheet at March 31, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$341		Derivative Instrument Assets	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	4,353		Derivative Instrument Assets	16,854
	Other Deferred Charges	666		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	28		Derivative Instrument Assets	—
Sub-total		5,047			16,854
Total derivatives		$5,388			$16,854

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$56		Derivative Instrument Assets	$34

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	1,401		Derivative Instrument Assets	37,457
	Other Deferred Charges	508		Other Deferred Charges	3,080
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	3		Derivative Instrument Assets	3
Sub-total		1,912			40,540
Total derivatives		$1,968			$40,574

Fair Value of Derivative Instruments in the Balance Sheet at March 31, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$231		Derivative Instrument Assets	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	2,885		Derivative Instrument Assets	70,170
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	2		Derivative Instrument Assets	—
Sub-total		2,887			70,170
Total derivatives		$3,118			$70,170

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

		Mar. 31,	Sept. 30,	Mar. 31,
	(Thousands)	2011	2010	2010

	Fair value of asset derivatives presented above	$5,388	$1,968	$3,118
	Fair value of cash margin receivables	20,205	49,580	77,847
	Netting of assets and liabilities with the same counterparty	(16,893)	(40,574)	(70,176)
	Total	$8,700	$10,974	$10,789

	Derivative Instrument Assets, per Balance Sheets:
	Derivative instrument assets	$8,035	$9,288	$10,789
	Other deferred charges	665	1,686	—
	Total	8,700	10,974	10,789

	Fair value of liability derivatives presented above	$16,854	$40,574	$70,170
	Fair value of cash margin payables	39	—	6
	Netting of assets and liabilities with the same counterparty	(16,893)	(40,574)	(70,176)
	Derivative instrument liabilities, per Balance Sheet*	$—	$—	$—

*	Included in the Other line of the Current Liabilities section

6.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Interest income	$252	$325	$663	$773
Net investment gain	423	297	1,167	781
Other income	61	25	74	25
Other income deductions	(251)	(264)	396	314
Other Income and (Income Deductions) – Net	$485	$383	$2,300	$1,893

The increase in Other Income and (Income Deductions) – Net for the six months ended March 31, 2011, compared with the six months ended March 31, 2010, was primarily due to higher net investment gains.

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

	Regulated	Non-	Adjustments
	Gas	Regulated	&
(Thousands)	Distribution	Other	Eliminations	Total

Three Months Ended
March 31, 2011
Operating revenues	$388,375	$—	$—	$388,375
Net Economic Earnings	26,203	—	—	26,203
Total assets	1,634,674	739	—	1,635,413

Six Months Ended
March 31, 2011
Operating revenues	$665,818	$—	$—	$665,818
Net Economic Earnings	47,637	—	—	47,637
Total assets	1,634,674	739	—	1,635,413

Three Months Ended
March 31, 2010
Operating revenues	$373,520	$1	$—	$373,521
Net Economic Earnings	23,440	2	—	23,442
Total assets	1,630,495	1,208	—	1,631,703

Six Months Ended
March 31, 2010
Operating revenues	$656,449	$10,326	$—	$666,775
Net Economic Earnings	40,872	3,685	—	44,557
Total assets	1,630,495	1,208	—	1,631,703

Reconciliation of Net Economic Earnings to Net Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2011	2010	2011	2010

Total Net Economic Earnings above	$26,203	$23,442	$47,637	$44,557
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	29	(26)	50	(75)
Net Income	$26,232	$23,416	$47,687	$44,482

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas has entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2011 are estimated at approximately $261 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At March 31, 2011, the maximum guarantees under these leases are $1.2 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2011, the carrying value of the liability recognized for these guarantees was $0.3 million.

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
One of the sites located in the City of St. Louis is currently owned by a development agency of the City, which, together with other City development agencies, has selected a developer to redevelop the site. In conjunction with this redevelopment effort, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources. The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverages, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Laclede Gas, which is its only monetary obligation under the Remediation Agreement, did not materially impact the financial condition, results of operations, or cash flows of Laclede Gas.
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
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, Laclede Energy Resources, Inc. (LER). The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 and 2009. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted Laclede Group’s corporate reorganization into a holding company structure. The Utility filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an Order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted. On February 4, 2011, the MoPSC issued an Order finding that the Company violated the terms of the 2001 Stipulation and Agreement pertaining to the Company’s corporate reorganization and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, the Company filed a petition with the Cole County Circuit Court seeking judicial review of the February 4 Order. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. Laclede Gas also filed a motion to dismiss certain counts of the complaint, which is still pending before the Commission, as well as a counterclaim against the Staff. Laclede Gas believes that neither complaint has merit and is vigorously opposing both of them.
Laclede Gas is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Utility.

9.	SUBSEQUENT EVENT

In April 2011, Laclede Gas sold to a third party 320,000 barrels of propane from inventory that was not required to meet its foreseeable utility gas supply requirements. The sale resulted in cash receipts and revenues totaling $17.9 million and net income totaling $6.1 million that will be included in operating results for the third quarter of fiscal 2011. Laclede Gas also renegotiated a propane exchange arrangement with the counterparty and enhanced it to also provide market-based storage services.

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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our service area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	non-regulated and affiliated transactions
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 26 of this report for additional information on regulatory issues.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 28 for additional information.

EARNINGS

Quarter Ended March 31, 2011

Laclede Gas’ net income increased $2.8 million for the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $7.2 million.

This benefit was partially offset by the following factors:

•	lower Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.5 million; and,
•	increases in operation and maintenance expense, totaling $0.9 million.

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

Utility Operating Revenues for the quarter ended March 31, 2011 were $388.4 million, or $14.9 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 4.8% warmer than the same quarter last year, but 2.8% colder than normal. Total system therms sold and transported were 411.1 million for the quarter ended March 31, 2011 compared with 430.7 million for the same period last year. Total off-system therms sold and transported were 84.4 million for the quarter ended March 31, 2011 compared with 10.7 million for the same period last year. The increase in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes	$35.8
Lower system sales volumes and other variations	(14.9)
General rate increase, effective September 1, 2010	7.2
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(5.9)
Lower prices charged for off-system sales	(5.8)
Lower ISRS revenues	(1.5)
Total Variation	$14.9

Utility Operating Expenses

Utility Operating Expenses for the quarter ended March 31, 2011 increased $10.4 million from the same quarter last year. Natural and propane gas expense increased $10.5 million, or 4.2%, from last year’s level, primarily attributable to higher off-system gas expense, partially offset by decreased system volumes purchased for sendout and lower rates charged by our suppliers. Other operation and maintenance expenses increased $0.9 million, or 2.1%, primarily due to higher pension expense and increased group insurance charges, partially offset by decreased maintenance and distribution charges. Taxes, other than income taxes, decreased $1.4 million, or 5.2%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Interest Charges

The $0.3 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for both the quarters ended March 31, 2011 and March 31, 2010. Average short-term borrowings were $126.8 million for the quarter ended March 31, 2011 compared with $90.9 million for the quarter ended March 31, 2010.

Income Taxes

The $2.1 million increase in income taxes was primarily due to higher pre-tax income.

Six Months Ended March 31, 2011

Laclede Gas’ net income for the six months ended March 31, 2011 was $47.7 million, compared with net income of $44.5 million for the six months ended March 31, 2010. The $3.2 million increase in net income was primarily attributable to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $14.8 million; and,
•	decreases in operation and maintenance expense totaling $1.7 million.

These factors were partially offset by:

•	the effect of income from a non-regulated propane transaction in the wholesale market recorded during the quarter ended December 31, 2009, totaling $6.0 million;
•	lower Infrastructure System Replacement Surcharge (ISRS) revenues totaling $3.5 million; and,
•	lower system gas sales volumes and other variations totaling $1.6 million.

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

Utility Operating Revenues for the six months ended March 31, 2011 were $665.8 million, or $9.4 million more than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2011 were 2.9% warmer than the same period last year, but 0.9% colder than normal. Total system therms sold and transported were 697.0 million for the six months ended March 31, 2011 compared with 718.7 million for the same period last year. Total off-system therms sold and transported were 138.1 million for the six months ended March 31, 2011 compared with 39.2 million for the same period last year. The increase in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes	$46.7
Lower system sales volumes and other variations	(20.4)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(19.6)
General rate increase, effective September 1, 2010	14.8
Lower prices charged for off-system sales	(8.6)
Lower ISRS revenues	(3.5)
Total Variation	$9.4

Utility Operating Expenses

Utility Operating Expenses for the six months ended March 31, 2011 decreased $1.1 million from the same period last year. Natural and propane gas expense increased $1.8 million, or 0.4%, from last year’s level, primarily attributable to higher off-system gas expense, largely offset by lower rates charged by our suppliers and decreased system volumes purchased for sendout. Other operation and maintenance expenses decreased $1.7 million, or 1.9%, primarily due to reduced maintenance and distribution charges, a higher rate of overheads capitalized, a lower provision for uncollectible accounts, and a gain on the disposal of assets. These factors were partially offset by higher pension expense and increased group insurance charges. Depreciation and amortization expense increased $0.6 million, or 3.4%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $1.8 million, or 4.4%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

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

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.4 million primarily due to higher net investment gains.

Interest Charges

The $0.3 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for the six months ended March 31, 2011 compared with 0.2% for the six months ended March 31, 2010. Average short-term borrowings were $145.8 million for the six months ended March 31, 2011 compared with $118.9 million for the six months ended March 31, 2010.

Income Taxes

The $2.0 million increase in income taxes was primarily due to higher pre-tax income.

Subsequent Event

In April 2011, Laclede Gas sold to a third party 320,000 barrels of propane from inventory that was not required to meet its foreseeable utility gas supply requirements. The sale resulted in cash receipts and revenues totaling $17.9 million and net income totaling $6.1 million that will be included in operating results for the third quarter of fiscal 2011. Laclede Gas also renegotiated a propane exchange arrangement with the counterparty and enhanced it to also provide market-based storage services.

REGULATORY AND OTHER MATTERS

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 and 2009. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted Laclede Group’s corporate reorganization into a holding company structure. The Utility filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and the provisions under which the Company allocates costs among affiliated companies. However, on November 3, 2010, the MoPSC issued an Order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted. On February 4, 2011, the MoPSC issued an Order finding that the Company violated the terms of the 2001 Stipulation and Agreement pertaining to the Company’s corporate reorganization and authorizing General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, the Company filed a petition with the Cole County Circuit Court seeking judicial review of the February 4 Order. Also, on October 6, 2010, the MoPSC Staff filed a related complaint against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. Laclede Gas also filed a motion to dismiss certain counts of the complaint, which is still pending before the Commission, as well as a counterclaim against the Staff. Laclede Gas believes that neither complaint has merit and is vigorously opposing both of them.

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. As a result of the ensuing procedural schedule, the Cold Weather Rule portion of the filing became moot. On April 15, 2009, the Commission rejected the Utility’s tariffs on the grounds that it did not have the legal authority to approve them, of which Laclede Gas sought judicial review. On January 11, 2010, the Court found that the Commission did have the legal authority to approve such tariffs, which decision the Commission appealed to the Missouri Court of Appeals, Western District. On October 19, 2010, the Western District overruled the Cole County Circuit Court’s decision and affirmed the Commission’s April 15, 2009 Order. Laclede Gas filed with the Western District a motion for rehearing and an application to transfer the case to the Missouri Supreme Court. On December 7, 2010, the Western District denied the Utility’s requests for rehearing and for transfer to the Missouri Supreme Court. On December 22, 2010, the Utility filed an application at the Missouri Supreme Court for transfer of the case to that Court. The Utility’s application was denied by the Missouri Supreme Court on January 25, 2011.

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

There were no significant changes to these critical accounting policies during the six months ended March 31, 2011. For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in Exhibit 99.1 of Laclede Group’s Form 10-K for the fiscal year ended September 30, 2010.

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

Net cash provided by operating activities for the six months ended March 31, 2011 was $130.9 million, compared with $61.4 million for the same period last year. The variation is primarily attributable to reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and the effect of the utilization of natural gas storage inventories.

Net cash used in investing activities for the six months ended March 31, 2011 was $31.0 million, compared with $28.1 million for the six months ended March 31, 2010. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $99.2 million for the six months ended March 31, 2011, compared with $31.6 million for the six months ended March 31, 2010. The variation primarily reflects increased repayments of short-term debt and the maturity of long-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line expires in December 2011. Laclede Gas’ lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization and requiring earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On March 31, 2011, total debt was 50% of total capitalization. For the twelve months ended March 31, 2011, EBITDA was 4.82 times interest expense.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the six months ended March 31, 2011. Information about the Utility’s short-term borrowings during the six months ended March 31, 2011 and as of March 31, 2011, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

Six Months Ended March 31, 2011
Weighted average borrowings outstanding	$91.5 million	$54.3 million	$145.8 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $172.1 million	$0 - $79.9 million	$72.6 - $193.0 million

As of March 31, 2011
Borrowings outstanding at end of period	None	$72.7 million	$72.7 million
Weighted average interest rate	N/A	0.3%	0.3%

Based on average short-term borrowings for the six months ended March 31, 2011, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.5 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt and Equity

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the six months ended March 31, 2011, pursuant to this authority, the Utility sold 20 shares of its common stock to Laclede Group for $0.7 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of April 29, 2011, $516.7 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At March 31, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At March 31, 2011, the maximum guarantees under these leases were $1.2 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At March 31, 2011, the carrying value of the liability recognized for these guarantees was $0.3 million.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $29.6 million for the six months ended March 31, 2011, compared with $24.7 million for the same period last year.

Capitalization at March 31, 2011 consisted of 54.9% common stock equity and 45.1% long-term debt.

It is management’s view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2011 and at September 30, 2010, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Balance Sheet at March 31, 2010 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of March 31, 2011, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	2016 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	472.6	11.5	45.1	42.7	373.3
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	13.5	2.6	7.5	3.4	—
Purchase Obligations – Natural Gas (b)	261.1	104.3	122.8	19.7	14.3
Purchase Obligations – Other (c)	92.2	13.4	23.9	17.7	37.2
Total (d)	$1,204.7	$131.9	$224.4	$83.6	$764.8

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2011 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $6.2 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, Laclede Gas expects to make contributions to its qualified, trusteed pension plans of at least $11.9 million during the remaining six months of fiscal year 2011. Laclede Gas anticipates a $1.6 million contribution relative to its non-qualified pension plans during the remaining six months of fiscal year 2011. With regard to the postretirement benefits, the Utility anticipates it will contribute $8.3 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the remaining six months of fiscal year 2011. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

MARKET RISK

Commodity Price Risk

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

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the six months ended March 31, 2011, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.5 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At March 31, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 12, Commitments and Contingencies, of the Notes to Financial Statements included in Exhibit 99.1 of Laclede Group’s Form 10-K for the fiscal year ended September 30, 2010. For developments during the six months ended March 31, 2011, see Note 8, Commitments and Contingencies, of the Notes to Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Gas has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 30 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 12, Commitments and Contingencies, of the Notes to Financial Statements included in Exhibit 99.1 of Laclede Group’s Form 10-K for the fiscal year ended September 30, 2010. For developments during the six months ended March 31, 2011, see Note 8, Commitments and Contingencies, of the Notes to Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 26 of this report.

Laclede Gas is involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material adverse effect on the financial position or results of operations of the Utility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2011, the Board of Directors of Laclede Gas approved the sale of 10 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.4 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	April 29, 2011	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.