Form 10-Q
period 2011-06-30
LACLEDE GAS CO
filed 2011-07-29
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822

LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
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

As of July 28, 2011, there were 11,703 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

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

Item 1. Financial Statements
LACLEDE GAS COMPANY
STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Operating Revenues:
Utility	$151,423	$124,745	$817,241	$781,194
Other	18,056	1	18,056	10,327
Total Operating Revenues	169,479	124,746	835,297	791,521
Operating Expenses:
Utility
Natural and propane gas	76,632	57,315	510,703	489,553
Other operation expenses	36,930	33,227	111,292	108,469
Maintenance	5,932	7,198	18,513	20,591
Depreciation and amortization	9,856	9,396	29,233	28,144
Taxes, other than income taxes	12,332	12,016	52,766	54,290
Total Utility Operating Expenses	141,682	119,152	722,507	701,047
Other	7,940	5	7,940	4,331
Total Operating Expenses	149,622	119,157	730,447	705,378
Operating Income	19,857	5,589	104,850	86,143
Other Income and (Income Deductions) – Net	(173)	(611)	2,127	1,282
Interest Charges:
Interest on long-term debt	5,739	6,146	17,421	18,437
Other interest charges	440	631	1,809	1,720
Total Interest Charges	6,179	6,777	19,230	20,157
Income (Loss) Before Income Taxes	13,505	(1,799)	87,747	67,268
Income Tax Expense (Benefit)	1,972	(1,823)	28,527	22,762
Net Income	$11,533	$24	$59,220	$44,506

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Net Income	$11,533	$24	$59,220	$44,506
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain (loss) arising during period	9	(148)	449	78
Reclassification adjustment for gains included in net income	(196)	(77)	(317)	(213)
Net unrealized (losses) gains on cash flow hedging derivative instruments	(187)	(225)	132	(135)
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	107	98	320	295
Other Comprehensive (Loss) Income, Before Tax	(80)	(127)	452	160
Income Tax (Benefit) Expense Related to Items of Other
Comprehensive (Loss) Income	(31)	(49)	174	62
Other Comprehensive (Loss) Income, Net of Tax	(49)	(78)	278	98
Comprehensive Income (Loss)	$11,484	$(54)	$59,498	$44,604

See Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2011	2010	2010

ASSETS
Utility Plant	$1,362,780	$1,326,284	$1,311,881
Less: Accumulated depreciation and amortization	455,075	442,200	438,435
Net Utility Plant	907,705	884,084	873,446
Other Property and Investments	48,126	45,864	44,601

Current Assets:
Cash and cash equivalents	1,094	1,009	1,298
Accounts receivable:
Utility	87,021	70,053	79,729
Non-utility	1,181	848	993
Associated companies	5,620	310	19,195
Other	5,417	7,277	5,408
Allowance for doubtful accounts	(11,811)	(10,176)	(12,668)
Delayed customer billings	11,517	—	12,535
Inventories:
Natural gas stored underground at LIFO cost	56,976	113,576	54,308
Propane gas at FIFO cost	8,962	15,625	15,625
Materials, supplies, and merchandise at average cost	4,184	3,741	3,816
Derivative instrument assets	6,432	9,288	10,711
Unamortized purchased gas adjustments	3,939	23,718	—
Deferred income taxes	5,678	—	—
Prepayments and other	8,991	7,101	10,206
Total Current Assets	195,201	242,370	201,156

Deferred Charges:
Regulatory assets	427,021	479,462	457,034
Other	5,548	6,672	5,588
Total Deferred Charges	432,569	486,134	462,622
Total Assets	$1,583,601	$1,658,452	$1,581,825

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands, except share amounts)	2011	2010	2010

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (11,703, 11,674, and 11,664 shares issued, respectively)	$211,801	$208,154	$207,060
Retained earnings	237,988	205,980	219,566
Accumulated other comprehensive loss	(2,597)	(2,875)	(2,521)
Total Common Stock Equity	447,192	411,259	424,105
Long-term debt (less current portion)	364,343	364,298	364,283
Total Capitalization	811,535	775,557	788,388

Current Liabilities:
Notes payable	—	129,650	76,200
Notes payable – associated companies	32,502	—	—
Accounts payable	42,233	36,706	35,055
Accounts payable – associated companies	1	652	2
Advance customer billings	—	16,809	—
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	14,866	13,410	14,310
Dividends payable	9,079	8,806	8,802
Customer deposits	10,914	11,244	12,328
Interest accrued	5,603	9,639	6,072
Taxes accrued	32,691	8,677	25,323
Unamortized purchased gas adjustments	—	—	392
Deferred income taxes	—	4,248	1,306
Other	11,337	11,385	8,334
Total Current Liabilities	159,226	276,226	213,124

Deferred Credits and Other Liabilities:
Deferred income taxes	305,479	292,766	275,178
Unamortized investment tax credits	3,379	3,538	3,592
Pension and postretirement benefit costs	196,757	207,607	199,563
Asset retirement obligations	26,987	25,829	26,639
Regulatory liabilities	50,308	47,365	45,468
Other	29,930	29,564	29,873
Total Deferred Credits and Other Liabilities	612,840	606,669	580,313
Commitments and Contingencies (Note 8)
Total Capitalization and Liabilities	$1,583,601	$1,658,452	$1,581,825

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
(Thousands)	2011	2010

Operating Activities:
Net Income	$59,220	$44,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,233	28,144
Deferred income taxes and investment tax credits	5,269	14,265
Other – net	183	2,075
Changes in assets and liabilities:
Accounts receivable – net	(19,116)	(15,446)
Unamortized purchased gas adjustments	19,779	(2,738)
Deferred purchased gas costs	48,752	31,765
Accounts payable	6,543	5,823
Delayed customer billings - net	(28,326)	(33,675)
Taxes accrued	24,000	12,791
Natural gas stored underground	56,600	39,005
Other assets and liabilities	(8,191)	(4,938)
Net cash provided by operating activities	193,946	121,577

Investing Activities:
Capital expenditures	(46,768)	(39,657)
Other investments	225	(3,393)
Net cash used in investing activities	(46,543)	(43,050)

Financing Activities:
Maturity of first mortgage bonds	(25,000)	—
Repayment of short-term debt - net	(129,650)	(53,600)
Borrowings from Laclede Group	149,991	2,200
Repayment of borrowings from Laclede Group	(117,489)	(2,200)
Changes in book overdrafts	474	(25)
Dividends paid	(26,939)	(26,123)
Issuance of common stock to Laclede Group	1,057	1,074
Excess tax benefits from stock-based compensation	272	99
Other	(34)	(56)
Net cash used in financing activities	(147,318)	(78,631)

Net Increase (Decrease) in Cash and Cash Equivalents	85	(104)
Cash and Cash Equivalents at Beginning of Period	1,009	1,402
Cash and Cash Equivalents at End of Period	$1,094	$1,298

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$22,710	$23,535
Income taxes	4,964	6,696

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
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-Associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may, on occasion, borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. At June 30, 2011, Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $32.5 million at an interest rate of 0.3%. Advances under this note are due and payable on demand.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its regulated gas distribution revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2011 and 2010, for the Utility, were $9.6 million and $9.4 million, respectively. The amount of accrued unbilled revenue at September 30, 2010 was $11.3 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues for the quarters ended June 30, 2011 and 2010 were $7.5 million and $6.5 million, respectively. Amounts recorded in Utility Operating Revenues for the nine months ended June 30, 2011 and 2010 were $39.1 million and $40.0 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
NEW ACCOUNTING STANDARDS - In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU does not change what items are measured at fair value, but instead makes various changes to the guidance pertaining to how fair value is measured. Additionally, the ASU sets forth additional disclosure requirements, including additional information about Level 3 fair value measurements. Many of the amendments in this ASU are changes to align the wording in U.S. GAAP with IFRS and, as such, are not intended to result in a change in the application of the guidance. The Utility is currently evaluating the provisions of this ASU to determine the potential impact on its financial statements and disclosures. The Utility is required to adopt the guidance in this ASU on a prospective basis in the second quarter of fiscal year 2012.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” to amend ASC Topic 220, “Comprehensive Income,” by changing certain financial statement presentation requirements. Under the amended guidance, entities may either present a single continuous statement of comprehensive income or present separate but consecutive statements (a statement of income and a statement of comprehensive income). Regardless of the method chosen, reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the financial statements, displaying the effect on both net income and other comprehensive income. The amendments in this ASU do not change the items that are required to be reported in other comprehensive income and, accordingly, will not impact total net income, comprehensive income, or earnings per share. The Utility will adopt the changes in presentation required by this ASU in the first quarter of fiscal year 2013 on a retrospective basis, as required by the ASU.

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
The amounts of compensation cost allocated to the Utility for share-based compensation arrangements are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Total equity compensation cost	$1,325	$824	$2,637	$2,487
Compensation cost capitalized	(371)	(224)	(702)	(581)
Compensation cost recognized in net income	954	600	1,935	1,906
Income tax benefit recognized in net income	(367)	(231)	(746)	(735)
Compensation cost recognized in net income,
net of income tax	$587	$369	$1,189	$1,171

As of June 30, 2011, there was $3.6 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.4 years.

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
Pension costs for all of Laclede Gas’ defined-benefit pension plans for the quarters ended June 30, 2011 and 2010 were $4.2 million and $1.6 million, respectively, including amounts charged to construction. Pension costs for the nine months ended June 30, 2011 and 2010 were $10.0 million and $4.7 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Service cost – benefits earned during the period	$2,388	$2,189	$7,164	$6,652
Interest cost on projected benefit obligation	4,705	4,924	14,115	14,805
Expected return on plan assets	(4,712)	(5,074)	(14,136)	(15,181)
Amortization of prior service cost	161	172	481	583
Amortization of actuarial loss	2,557	2,024	7,671	6,083
Sub-total	5,099	4,235	15,295	12,942
Regulatory adjustment	(864)	(2,656)	(5,259)	(8,206)
Net pension cost	$4,235	$1,579	$10,036	$4,736

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the nine months ended June 30, 2011 and June 30, 2010.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2011 contributions to the pension plans through June 30, 2011 were $16.8 million to the qualified trusts and approximately $3.0 million to the non-qualified plans. Laclede Gas does not expect to make contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2011. Contributions to the pension plans for the non-qualified plans for the remaining three months of fiscal year 2011 are anticipated to be approximately $0.1 million.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for the quarters ended June 30, 2011 and 2010 were $2.4 million and $1.9 million, respectively, including amounts charged to construction. Postretirement benefit costs for the nine months ended June 30, 2011 and 2010 were $6.7 million and $5.7 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Service cost – benefits earned during the period	$1,919	$1,610	$5,757	$4,831
Interest cost on accumulated
postretirement benefit obligation	1,210	1,129	3,632	3,387
Expected return on plan assets	(911)	(758)	(2,734)	(2,274)
Amortization of transition obligation	34	34	102	102
Amortization of prior service credit	(582)	(582)	(1,746)	(1,746)
Amortization of actuarial loss	1,111	995	3,332	2,985
Sub-total	2,781	2,428	8,343	7,285
Regulatory adjustment	(400)	(518)	(1,671)	(1,554)
Net postretirement benefit cost	$2,381	$1,910	$6,672	$5,731

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

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2011 contributions to the postretirement plans through June 30, 2011 were $5.6 million to the qualified trusts and approximately $0.2 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining three months of fiscal year 2011 are anticipated to be $5.6 million to the qualified trusts and $0.1 million paid directly to participants from Laclede Gas’ funds.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of June 30, 2011
Cash and cash equivalents	$1,094	$1,094
Marketable securities	16,096	16,096
Derivative instrument assets	6,913	6,913
Short-term debt	32,502	32,502
Long-term debt	364,343	397,684

As of September 30, 2010
Cash and cash equivalents	$1,009	$1,009
Marketable securities	12,856	12,856
Derivative instrument assets	10,974	10,974
Short-term debt	129,650	129,650
Long-term debt, including current portion	389,298	443,959

As of June 30, 2010
Cash and cash equivalents	$1,298	$1,298
Marketable securities	11,533	11,533
Derivative instrument assets	10,711	10,711
Short-term debt	76,200	76,200
Long-term debt, including current portion	389,283	432,675

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$16,096	$—	$—	$—	$16,096
NYMEX natural gas contracts	1,925	—	—	4,681	6,606
NYMEX gasoline and heating
oil contracts	143	—	—	164	307
Total	$18,164	$—	$—	$4,845	$23,009

Liabilities
NYMEX natural gas contracts	$12,379	$—	$—	$(12,379)	$—
NYMEX gasoline and heating
oil contracts	4	—	—	(4)	—
Total	$12,383	$—	$—	$(12,383)	$—

As of September 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,856	$—	$—	$—	$12,856
NYMEX natural gas contracts	1,909	—	—	8,786	10,695
NYMEX gasoline and heating
oil contracts	59	—	—	220	279
Total	$14,824	$—	$—	$9,006	$23,830

Liabilities
NYMEX natural gas contracts	$40,537	$—	$—	$(40,537)	$—
NYMEX gasoline and heating
oil contracts	37	—	—	(37)	—
Total	$40,574	$—	$—	$(40,574)	$—

As of June 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$11,533	$—	$—	$—	$11,533
NYMEX natural gas contracts	3,905	—	—	6,619	10,524
NYMEX gasoline and heating
oil contracts	96	—	—	91	187
Total	$15,534	$—	$—	$6,710	$22,244

Liabilities
NYMEX natural gas contracts	$44,174	$—	$—	$(44,174)	$—
NYMEX gasoline and heating
oil contracts	88	—	—	(88)	—
Total	44,262	—	—	(44,262)	—

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). During the nine months ended June 30, 2011 and June 30, 2010, there were no transfers between the levels of the fair value hierarchy. The Utility’s policy is to recognize such transfers, if any, as for the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The mutual funds are included in the Other investments line of the Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Balance Sheets when a legally enforceable netting agreement exists between Laclede Gas and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 5, Derivative Instruments and Hedging Activities.

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
From time to time, Laclede Gas purchases NYMEX futures contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At June 30, 2011, Laclede Gas held 0.3 million gallons of gasoline futures contracts at an average price of $2.45 per gallon and 0.1 million gallons of heating oil futures contracts (to hedge diesel fuel purchases) at an average price of $2.58 per gallon. Most of these futures contracts, the longest of which extends to February 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at June 30, 2011, it is expected that approximately $0.2 million of pre-tax unrealized gains will be reclassified into the Statements of Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. NYMEX-traded contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. Open NYMEX natural gas futures positions at June 30, 2011 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2011	1.69	$7.34
Fiscal 2012	13.07	5.17
Fiscal 2013	0.47	4.80

At June 30, 2011, Laclede Gas also had 15.63 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	June 30,		June 30,
(Thousands)	Recorded in Income	2011	2010	2011	2010

Derivatives in Cash Flow Hedging Relationships

NYMEX gasoline and heating oil contracts:
Effective portion of gain (loss) recognized in OCI on derivatives		$9	$(148)	$449	$78

Effective portion of gain reclassified from AOCI to income	Utility – Other Operation Expenses	196	77	317	213

Ineffective portion of gain (loss) on derivatives recognized in income	Utility – Other Operation Expenses	(13)	19	35	(60)

Derivatives Not Designated as Hedging Instruments *

NYMEX gasoline and heating oil contracts:
(Loss) gain recognized in income on derivative	Other Income and (Income Deductions) – Net	$(19)	$(11)	$44	$(9)

*
Gains and losses on Laclede Gas’ NYMEX natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Income.

Fair Value of Derivative Instruments in the Balance Sheet at June 30, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$133		Derivative Instrument Assets	$3

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	1,835		Derivative Instrument Assets	12,379
	Other Deferred Charges	90		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	10		Derivative Instrument Assets	1
Sub-total		1,935			12,380
Total derivatives		$2,068			$12,383

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$56		Derivative Instrument Assets	$34

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	1,401		Derivative Instrument Assets	37,457
	Other Deferred Charges	508		Other Deferred Charges	3,080
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	3		Derivative Instrument Assets	3
Sub-total		1,912			40,540
Total derivatives		$1,968			$40,574

Fair Value of Derivative Instruments in the Balance Sheet at June 30, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$95		Derivative Instrument Assets	$79

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	3,905		Derivative Instrument Assets	44,174
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	1		Derivative Instrument Assets	9
Sub-total		3,906			44,183
Total derivatives		$4,001			$44,262

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

		Jun. 30,	Sept. 30,	Jun. 30,
	(Thousands)	2011	2010	2010

	Fair value of asset derivatives presented above	$2,068	$1,968	$4,001
	Fair value of cash margin receivables	17,228	49,580	50,972
	Netting of assets and liabilities with the same counterparty	(12,383)	(40,574)	(44,262)
	Total	$6,913	$10,974	$10,711

	Derivative Instrument Assets, per Balance Sheets:
	Derivative instrument assets	$6,432	$9,288	$10,711
	Other deferred charges	481	1,686	—
	Total	$6,913	$10,974	$10,711

	Fair value of liability derivatives presented above	$12,383	$40,574	$44,262
	Netting of assets and liabilities with the same counterparty	(12,383)	(40,574)	(44,262)
	Derivative instrument liabilities, per Balance Sheet*	$—	$—	$—

*	Included in the Other line of the Current Liabilities section

6.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Interest income	$168	$340	$831	$1,113
Net investment gain (loss)	73	(740)	1,240	41
Other income	(21)	100	53	125
Other income deductions	(393)	(311)	3	3
Other Income and (Income Deductions) – Net	$(173)	$(611)	$2,127	$1,282

The increase in Other Income and (Income Deductions) – Net for the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010, was primarily due to higher net investment gains, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

7.	INFORMATION BY OPERATING SEGMENT

The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas. The Non-Regulated Other segment includes the non-regulated propane transactions and propane storage services. Accounting policies are described in Note 1. There are no material intersegment revenues.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impact of net unrealized gains and losses on energy-related derivative contracts.

	Regulated	Non-	Adjustments
	Gas	Regulated	&
(Thousands)	Distribution	Other	Eliminations	Total

Three Months Ended
June 30, 2011
Operating revenues	$151,423	$18,056	$—	$169,479
Net Economic Earnings	5,363	6,214	—	11,577
Total assets	1,582,214	1,387	—	1,583,601

Nine Months Ended
June 30, 2011
Operating revenues	$817,241	$18,056	$—	$835,297
Net Economic Earnings	53,000	6,214	—	59,214
Total assets	1,582,214	1,387	—	1,583,601

Three Months Ended
June 30, 2010
Operating revenues	$124,745	$1	$—	$124,746
Net Economic Earnings (Loss)	32	(2)	—	30
Total assets	1,580,772	1,053	—	1,581,825

Nine Months Ended
June 30, 2010
Operating revenues	$781,194	$10,327	$—	$791,521
Net Economic Earnings	40,904	3,683	—	44,587
Total assets	1,580,772	1,053	—	1,581,825

Reconciliation of Net Economic Earnings to Net Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010

Total Net Economic Earnings above	$11,577	$30	$59,214	$44,587
Add: Unrealized gain (loss) on energy-related
derivative contracts, net of tax	(44)	(6)	6	(81)
Net Income	$11,533	$24	$59,220	$44,506

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas has entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2011 are estimated at approximately $206 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
In order to enhance its technology, customer service, and business processes, Laclede Gas began a multi-year project to replace most of the Utility’s existing software applications. At June 30, 2011, the Utility was contractually committed to project costs of approximately $14 million, most of which will be capital expenditures, and plans to pay approximately $8 million during the fourth quarter of fiscal year 2011. Total Utility capital expenditures for fiscal year 2011 are estimated at approximately $72 million, including payments associated with these commitments.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At June 30, 2011, the maximum guarantees under these leases are $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.

Contingencies

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
With regard to the former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators agreed upon certain remedial actions to a portion of the site in a 1999 Administrative Order on Consent (AOC), which actions have been completed. On September 22, 2008, EPA Region VII issued a letter of Termination and Satisfaction terminating the AOC. However, if after termination of the AOC, regulators require additional remedial actions, or additional claims are asserted, Laclede Gas may incur additional costs.
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
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas, and other past and current owners of the site, participate in the follow up investigations of the site. The Utility is evaluating the Attorney General’s request to ascertain whether, or to what extent, it will be involved in additional site investigations and/or site remediation.

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
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted Laclede Gas’ corporate reorganization into a holding company structure. Laclede Gas filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. However, on November 3, 2010, the MoPSC issued an Order dismissing Laclede Gas’ counterclaim for failure to state a claim upon which relief may be granted. On February 4, 2011, the MoPSC issued an Order finding that Laclede Gas violated the terms of the 2001 Stipulation and Agreement pertaining to Laclede Gas’ corporate reorganization and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas filed a petition with the Cole County Circuit Court seeking judicial review of the February 4 Order. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.
Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.
On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Utility believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the financial position and results of operations of the Utility.
Laclede Gas is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the financial position, results of operations, or cash flows of the Utility.

9.	SUBSEQUENT EVENT

On July 18, 2011, Laclede Gas entered into a new syndicated line of credit of $300 million, which is scheduled to expire in July 2016. This replaced the previous $320 million line of credit that terminated on that same date, which was set to expire in December 2011. The largest portion provided by a single bank in the new line of credit is 17.9%. The line of credit supports the sale of commercial paper or can be used directly. Like the previous line of credit, the new line includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On June 30, 2011, total debt was 47% of capitalization. While the previous line required earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense, the new line does not contain such provision.

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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our service area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	non-regulated and affiliated transactions
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

Further information regarding how management seeks to manage those key variables is discussed below.

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

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 27 of this report for additional information on regulatory issues.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 29 for additional information.

EARNINGS

Quarter Ended June 30, 2011

Laclede Gas’ net income increased $11.5 million for the quarter ended June 30, 2011, compared with the quarter ended June 30, 2010. The increase was primarily due to the following factors, quantified on a pre-tax basis (except for the income tax item):

•	income from the non-regulated sale of propane inventory no longer required to serve utility customers, totaling $10.0 million,
•	the benefit of the general rate increase, effective September 1, 2010, totaling $7.9 million,
•	increased net investment gains, totaling $0.8 million; and,
•	the net effect of changes in unrecognized tax benefits recorded in earnings, totaling $0.7 million.

These benefits were partially offset by the following factors:

•	lower Infrastructure System Replacement Surcharge (ISRS) revenues, totaling $2.0 million; and,
•	increases in operation and maintenance expense, totaling $2.4 million.

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

Utility Operating Revenues for the quarter ended June 30, 2011 were $151.4 million, or $26.7 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 82.1% colder than the same quarter last year, but 15.5% warmer than normal. Total system therms sold and transported were 111.8 million for the quarter ended June 30, 2011 compared with 102.2 million for the same period last year. Total off-system therms sold and transported were 64.0 million for the quarter ended June 30, 2011 compared with 31.5 million for the same period last year. The increase in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes	$13.5
General rate increase, effective September 1, 2010	7.9
Higher system sales volumes and other variations	5.2
Higher prices charged for off-system sales	2.3
Lower ISRS revenues	(2.0)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(0.2)
Total Variation	$26.7

Utility Operating Expenses

Utility Operating Expenses for the quarter ended June 30, 2011 increased $22.5 million from the same quarter last year. Natural and propane gas expense increased $19.3 million, or 33.7%, from last year’s level, primarily attributable to higher off-system gas expense and increased system volumes purchased for sendout. Other operation and maintenance expenses increased $2.4 million, or 6.0%, primarily due to higher net pension expense and increased group insurance charges, partially offset by decreased maintenance charges and a higher rate of overheads capitalized. Depreciation and amortization expense increased $0.5 million, or 4.9%, primarily due to additional depreciable property. Taxes, other than income taxes, increased $0.3 million, or 2.6%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $18.1 million primarily due to the effect of Laclede Gas’ April 2011 sale of 320,000 barrels of propane from inventory that were no longer required to serve utility customers. The revenues from this non-regulated transaction were $17.9 million and the resulting income, net of income taxes, totaled $6.1 million. The increase in Other Operating Expenses, totaling $7.9 million, was primarily due to expenses associated with this propane transaction.

Interest Charges

The $0.6 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for both the quarters ended June 30, 2011 and June 30, 2010. Average short-term borrowings were $43.8 million for the quarter ended June 30, 2011 compared with $85.5 million for the quarter ended June 30, 2010.

Income Taxes

The $3.8 million increase in income taxes was primarily due to higher pre-tax income, partially offset by the effects of various property-related deductions and net changes in unrecognized tax benefits recorded in earnings.

Nine Months Ended June 30, 2011

Laclede Gas’ net income for the nine months ended June 30, 2011 was $59.2 million, compared with net income of $44.5 million for the nine months ended June 30, 2010. The $14.7 million increase in net income was primarily attributable to the following factors, quantified on a pre-tax basis (except for the income tax item):

•	the benefit of the general rate increase, effective September 1, 2010, totaling $22.7 million,
•	income from the non-regulated sale of propane inventory, totaling $10.0 million,
•	increased net investment gains, totaling $1.2 million; and,
•	the net effect of changes in unrecognized tax benefits recorded in earnings, totaling $1.0 million.

These factors were partially offset by:

•	the effect of income from a non-regulated propane transaction in the wholesale market recorded during the quarter ended December 31, 2009, totaling $6.0 million,
•	lower Infrastructure System Replacement Surcharge (ISRS) revenues, totaling $5.5 million; and,
•	lower system gas sales volumes and other variations, totaling $1.6 million.

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

Utility Operating Revenues for the nine months ended June 30, 2011 were $817.2 million, or $36.0 million more than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2011 were essentially normal and the same as last year. Total system therms sold and transported were 808.8 million for the nine months ended June 30, 2011 compared with 820.9 million for the same period last year. Total off-system therms sold and transported were 202.1 million for the nine months ended June 30, 2011 compared with 70.7 million for the same period last year. The increase in Regulated Gas Distribution Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes	$58.7
General rate increase, effective September 1, 2010	22.7
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(19.8)
Lower system sales volumes and other variations	(15.2)
Lower ISRS revenues	(5.5)
Lower prices charged for off-system sales	(4.9)
Total Variation	$36.0

Utility Operating Expenses

Utility Operating Expenses for the nine months ended June 30, 2011 increased $21.5 million from the same period last year. Natural and propane gas expense increased $21.2 million, or 4.3%, from last year’s level, primarily attributable to higher off-system gas expense, partially offset by lower rates charged by our suppliers and decreased system volumes purchased for sendout. Other operation and maintenance expenses increased $0.7 million, or 0.6%, primarily due to due to higher net pension expense and increased group insurance charges, partially offset by decreased maintenance charges and a higher rate of overheads capitalized. Depreciation and amortization expense increased $1.1 million, or 3.9%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $1.5 million, or 2.8%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $7.7 million primarily due to the net effect of non-regulated propane transactions by Laclede Gas in both periods. During the nine months ended June 30, 2011, Laclede Gas sold 320,000 barrels of propane from inventory that were no longer required to serve its utility customers. These revenues were partially offset by the effect of a propane transaction in the wholesale market during the nine months ended June 30, 2010. That transaction resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory. The increase in Other Operating Expenses, totaling $3.6 million, was primarily due to higher expenses associated with this year’s propane transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.8 million primarily due to higher net investment gains, partially offset by lower income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $0.9 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% and 0.2% for the nine months ended June 30, 2011 and June 30, 2010, respectively. Average short-term borrowings were $111.8 million for the nine months ended June 30, 2011 compared with $114.5 million for the nine months ended June 30, 2010.

Income Taxes

The $5.8 million increase in income taxes was primarily due to higher pre-tax income, partially offset by the effects of various property-related deductions and net changes in unrecognized tax benefits recorded in earnings.

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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order approving a 2001 Stipulation and Agreement that permitted Laclede Group’s corporate reorganization into a holding company structure. Laclede Gas filed a counterclaim against the MoPSC Staff alleging that the Staff has failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. However, on November 3, 2010, the MoPSC issued an Order dismissing the Utility’s counterclaim for failure to state a claim upon which relief may be granted. On February 4, 2011, the MoPSC issued an Order finding that Laclede Gas violated the terms of the 2001 Stipulation and Agreement pertaining to Laclede Gas’ corporate reorganization and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas filed a petition with the Cole County Circuit Court seeking judicial review of the February 4 Order. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to dismiss, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

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

On October 29, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.6 million annually, $2.5 million of which the MoPSC approved effective January 7, 2011. Also, on May 2, 2011, the Utility made another ISRS filing with the Commission designed to increase revenues by $2.3 million annually, which was approved by the MoPSC effective July 8, 2011.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Utility believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the financial position and results of operations of the Utility.

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

There were no significant changes to these critical accounting policies during the nine months ended June 30, 2011. For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in Exhibit 99.1 of Laclede Group’s Form 10-K for the fiscal year ended September 30, 2010.

ACCOUNTING PRONOUNCEMENTS

Laclede Gas has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Utility’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 of the Notes to Financial Statements.

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

Net cash provided by operating activities for the nine months ended June 30, 2011 was $193.9 million, compared with $121.6 million for the same period last year. The improvement is primarily attributable to reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations in the timing of the collection of gas costs under the PGA Clause, as well as and improved operating earnings.

Net cash used in investing activities for the nine months ended June 30, 2011 was $46.5 million, compared with $43.1 million for the nine months ended June 30, 2010. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash used in financing activities was $147.3 million for the nine months ended June 30, 2011, compared with $78.6 million for the nine months ended June 30, 2010. The variation primarily reflects increased repayments of short-term debt and the maturity of long-term debt this year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At June 30, 2011, Laclede Gas had a syndicated line of credit in place of $320 million from 10 banks, with the largest portion provided by a single bank being 17.5%. This line was scheduled to expire in December 2011. However, on July 18, 2011, Laclede Gas entered into a new syndicated line of credit of $300 million, scheduled to expire in July 2016, which replaced the previous line which terminated on that same date. The largest portion provided by a single bank in the new line of credit is 17.9%. Laclede Gas’ previous and new lines of credit include covenants limiting total debt, including short-term debt, to no more than 70% of total capitalization. The previous line also required earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least 2.25 times interest expense. On June 30, 2011, total debt was 47% of total capitalization. For the twelve months ended June 30, 2011, EBITDA was 5.51 times interest expense.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the nine months ended June 30, 2011. Information about the Utility’s short-term borrowings during the nine months ended June 30, 2011 and as of June 30, 2011, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

Nine Months Ended June 30, 2011
Weighted average borrowings outstanding	$61.1 million	$50.7 million	$111.8 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $172.1 million	$0 - $79.9 million	$11.5 - $193.0 million

As of June 30, 2011
Borrowings outstanding at end of period	None	$32.5 million	$32.5 million
Weighted average interest rate	N/A	0.3%	0.3%

Based on average short-term borrowings for the nine months ended June 30, 2011, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.1 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt and Equity

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the nine months ended June 30, 2011, pursuant to this authority, the Utility sold 29 shares of its common stock to Laclede Group for $1.1 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of July 29, 2011, $516.3 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At June 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At June 30, 2011, the maximum guarantees under these leases were $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At June 30, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $46.8 million for the nine months ended June 30, 2011, compared with $39.7 million for the same period last year. Total Utility capital expenditures for fiscal year 2011 are estimated at approximately $72 million, including expected fourth quarter expenditures associated with a multi-year software replacement project that Laclede Gas recently began in order to enhance its technology, customer service, and business processes.

Capitalization at June 30, 2011 consisted of 55.1% common stock equity and 44.9% long-term debt.

It is management’s view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2011 and at September 30, 2010, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Balance Sheet at June 30, 2010 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2011, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	2016 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	463.6	2.5	45.1	42.7	373.3
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	12.4	1.3	7.7	3.4	—
Purchase Obligations – Natural Gas (b)	205.6	50.9	120.7	19.7	14.3
Purchase Obligations – Other (c)	108.0	15.4	35.5	19.2	37.9
Total (d)	$1,154.9	$70.2	$234.1	$85.1	$765.5

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2011 New York Mercantile Exchange futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.6 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, Laclede Gas does not expect to make contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2011. Laclede Gas anticipates a $0.1 million contribution relative to its non-qualified pension plans during the remaining three months of fiscal year 2011. With regard to the postretirement benefits, the Utility anticipates it will contribute $5.6 million to the qualified trusts and $0.1 million directly to participants from Laclede Gas’ funds during the remaining three months of fiscal year 2011. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

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

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the nine months ended June 30, 2011, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.1 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At June 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 8, Commitments and Contingencies, of the Notes to Financial Statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 8, Commitments and Contingencies, of the Notes to Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 27 of this report.

Laclede Gas is involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the financial position or results of operations of the Utility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2011, the Board of Directors of Laclede Gas approved the sale of 9 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.3 million were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	July 29, 2011	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

10.1	-
Loan agreement with Laclede Gas Company dated July 18, 2011 with several banks, including Wells Fargo Bank, National Association as administrative agent, U. S. Bank National Association as lead arranger, and JPMorgan Chase Bank, N. A. as documentation agent

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.