Form 10-K
period 2011-09-30
LACLEDE GAS CO
filed 2011-11-21
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822

LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
720 Olive Street St. Louis, MO 63101 (Address and zip code of principal executive offices) 314-342-0500 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None.

Indicate by check mark if the registrant:

is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [ X ]

is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No [ X ]

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant:

is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ ]

is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

As of November 17, 2011, there were 11,717 shares of the registrant's common stock outstanding.

All of the registrant’s equity securities are owned by The Laclede Group, Inc., its parent company and a 1934 Act reporting company. The registrant meets all of the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is filing this Form with reduced disclosure format.

Document Incorporated by Reference: None

*  Laclede Gas Company meets all of the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is filing this Form with reduced disclosure format.

FILING FORMAT

The Laclede Group, Inc. (Laclede Group or the Company) and Laclede Gas Company (Laclede Gas or the Utility) previously filed joint Forms 10-K, with the Utility’s Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 99.1 in the combined reports. In fiscal year 2011, the Company and the Utility began filing separate reports with the SEC.

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

•	the impact of changes and volatility in natural gas prices on our competitive position in relation to suppliers of alternative heating sources, such as electricity;
•	changes in gas supply and pipeline availability, particularly those changes that impact supply for and access to our service area;
•	legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting
	•	allowed rates of return
	•	incentive regulation
	•	industry structure
	•	purchased gas adjustment provisions
	•	rate design structure and implementation
	•	regulatory assets
	•	non-regulated and affiliate transactions
	•	franchise renewals
	•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety
	•	taxes
	•	pension and other postretirement benefit liabilities and funding obligations
	•	accounting standards, including the effect of potential changes relative to adoption of or convergence with international accounting standards;
•	the results of litigation;
•	retention of, ability to attract, ability to collect from, and conservation efforts of, customers;
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

Item 1. Business

Overview

Laclede Gas Company (Laclede Gas or the Utility) is a wholly-owned subsidiary of The Laclede Group, Inc. (Laclede Group). Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas is the largest natural gas distribution utility in Missouri, serving approximately 625,000 residential, commercial, and industrial customers in the City of St. Louis and parts of ten counties in eastern Missouri. As of September 30, 2011, Laclede Gas had 1,622 employees, including 14 part-time employees. Laclede Gas has no subsidiaries, but does have certain non-regulated activities, which are presented separately from its regulated utility operations.

Operating Revenues for the last three fiscal years are presented below. For more detailed financial information regarding the Utility’s segments, see Note 11 of the Notes to Financial Statements.

(Thousands)	2011	2010	2009
Utility	$913,190	$864,297	$1,053,993
Other	19,138	10,327	2,246
Total Operating Revenues	$932,328	$874,624	$1,056,239

The information we file or furnish to the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and their amendments, are available on our website, www.lacledegas.com, in the SEC Filings section under About Laclede Gas as soon as reasonably practical after the information is filed or furnished to the SEC.

REGULATED GAS DISTRIBUTION

NATURAL GAS SUPPLY

The Utility focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement Laclede’s regionally diverse firm transportation arrangements.

Laclede Gas’ fundamental gas supply strategy is to meet the two-fold objective of 1) ensuring that the gas supplies it acquires are dependable and will be delivered when needed and 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring its natural gas supply portfolio, Laclede Gas continues to focus on natural gas assets that are strategically positioned to meet the Utility’s primary objectives. Laclede Gas utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions.

In fiscal year 2011, Laclede Gas purchased natural gas from 28 different suppliers to meet current gas sales and storage injection requirements. The Utility entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature sensitive needs of its customers. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 60.2 billion cubic feet (Bcf). The Utility also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to deliveries from MRT, 7.5 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 10.5 Bcf on the Southern Star Central Pipeline system. Some of the Utility’s commercial and industrial customers purchased their own gas with Laclede Gas transporting 15.5 Bcf to them through the Utility’s distribution system.

The fiscal year 2011 peak day sendout of natural gas to utility customers, including transportation customers, occurred on February 9, 2011, when the average temperature was 14 degrees Fahrenheit. On that day, our customers consumed 0.836 Bcf of natural gas. About 84% of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the other 16% was met from the Utility’s on-system storage and peak shaving resources.

UNDERGROUND NATURAL GAS STORAGE

Laclede Gas has a contractual right to store 23.1 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana. MRT’s tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.2 Bcf from November 16 through May 15.

In addition, Laclede Gas supplements flowing pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide 0.30 Bcf of natural gas withdrawals on a peak day and annual withdrawals of approximately 4 Bcf of gas based on the inventory level that Laclede plans to maintain.

REGULATORY MATTERS

There were several significant regulatory developments over the past year. For more details, please see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 27 of this Form 10-K.

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

Laclede Gas’ residential, commercial, and small industrial markets represent more than 85% of the Utility’s Regulated Gas Distribution operating revenue. Given the current adequate level of natural gas supply and market conditions, Laclede believes that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In the new multi-family and commercial rental markets, Laclede Gas’ competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems have contained the growth of these alternatives.

Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements for coal have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown St. Louis area heating users. Laclede Gas offers gas transportation service to its large user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which Laclede Gas would have received under its regular sales rates.

*****

Laclede Gas is subject to various environmental laws and regulations that, to date, have not materially affected the Utility’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 12 of the Notes to Financial Statements.

*****

Laclede Gas has labor agreements with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represent approximately 62% of Laclede Gas’ employees. The agreements expire at midnight on July 31, 2012.

The Missouri Natural Division of Laclede Gas has labor agreements with Local 884 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union, which represents approximately 5% of Laclede Gas’ employees. The agreements expire at midnight on April 14, 2013.

*****

The business of Laclede Gas is subject to seasonal fluctuations with the peak period occurring in the winter season.

Revenues, therms sold and transported, and customers of Laclede Gas for the last three fiscal years are as follows:

Utility Operating Revenues

(Thousands)	2011	2010	2009
Residential	$584,788	$589,350	$684,533
Commercial & Industrial	202,017	208,953	255,912
Interruptible	3,659	4,246	5,301
Transportation	14,426	13,378	14,394
Off-System and Capacity Release	100,225	38,988	85,822
Provision for Refunds and Other	8,075	9,382	8,031
Total	$913,190	$864,297	$1,053,993

Utility Therms Sold and Transported

(Thousands)	2011	2010	2009
Residential	497,171	506,576	509,025
Commercial & Industrial	228,080	231,292	238,675
Interruptible	5,098	6,267	5,678
Transportation	155,067	150,386	154,603
System Therms Sold and Transported	885,416	894,521	907,981
Off-System	223,000	70,966	163,020
Total Therms Sold and Transported	1,108,416	965,487	1,071,001

Utility Customers (End of Period)

	2011	2010	2009
Residential	584,926	586,974	588,792
Commercial & Industrial	39,995	40,264	40,608
Interruptible	15	18	17
Transportation	141	137	146
Total Customers	625,077	627,393	629,563

*****

Laclede Gas has franchises in the more than 90 communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. The franchise in Clayton, Missouri expired in 2008 and since that time Laclede Gas has continued to provide service in that community without a formal franchise. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas’ current public utility business in the State of Missouri.

NON-REGULATED OTHER

The Other category includes Laclede Gas’ non-regulated propane services business. Effective April 1, 2011, Laclede Gas entered into an agreement to provide certain propane-related services to a third party, including the storage of propane. The capacity of Laclede Gas’ propane cavern facility is no longer needed in its entirety to serve utility customers and, as such, storage and other related services are being provided to this third party on a non-regulated basis. This category also includes Laclede Gas’ non-regulated merchandise sales business, which ceased operations effective September 30, 2009.

Item 1A. Risk Factors

Laclede Gas’ business and financial results are subject to a number of risks and uncertainties, including those set forth below. The risks described below are those the Utility considers to be material.

Regulation of the Utility business may impact rates it is able to charge, costs, and profitability.

The Missouri Public Service Commission (MoPSC or Commission) regulates many aspects of the Utility’s distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utility may charge customers, the terms of service to its customers, transactions with its affiliates, and the rate of return that it is allowed to realize; as well as the accounting treatment for certain aspects of its operations. For further discussion of these accounting matters, see Critical Accounting Policies pertaining to Laclede Gas, beginning on page 24. Laclede Gas’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that it will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return.

Laclede Gas’ liquidity may be adversely affected by delays in recovery of its costs, due to regulation.

In the normal course of business, there may be a lag between when the Utility incurs increases in certain of its costs and the time in which those costs are considered for recovery in the ratemaking process. Cash requirements for increased operating costs, increased funding levels of defined benefit pension and postretirement costs, capital expenditures, and other increases in the costs of doing business may require outlays of cash prior to the authorization of increases in rates charged to customers, as approved by the MoPSC. Accordingly, the Utility’s liquidity may be adversely impacted to the extent higher costs are not timely recovered from its customers.

Laclede Gas’ ability to meet its customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner.

In order to meet its customers’ annual and seasonal natural gas demands, the Utility must obtain sufficient supplies, interstate pipeline capacity, and storage capacity. If it is unable to obtain these, either from its suppliers’ inability to deliver the contracted commodity or the inability to secure replacement quantities, Laclede Gas’ financial condition and results of operations may be adversely impacted.

Laclede Gas’ liquidity and, in certain circumstances, its results of operations may be adversely affected by the cost of purchasing natural gas during periods in which natural gas prices are rising significantly.

Laclede Gas’ tariff rate schedules contain Purchased Gas Adjustment (PGA) Clauses that permit the Utility to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources. Currently, Laclede Gas is allowed to adjust the gas cost component of its rates up to four times each year. The Utility must make a mandatory gas cost adjustment at the beginning of the winter, in November, and during the next twelve months it may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.

The MoPSC typically approves the Utility’s PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. Increases in the prices the Utility charges for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Laclede Gas has used short-term borrowings in the past to finance storage inventories and purchased gas costs, and expects to do so in the future. Rapid increases in the price of purchased gas may result in an increase in short-term debt because Laclede Gas must pay suppliers for gas in advance of when its customers pay for that gas.

To lower financial exposure to commodity price fluctuations, Laclede Gas enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, the Utility may use fixed-price, forward, physical purchase contracts, futures, and option contracts. However, the Utility does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA Clause, thereby limiting the Utility’s exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA Clause and the effect of cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.

Laclede Gas may be adversely affected by economic conditions.

Periods of slowed economic activity, such as that currently being experienced, generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect Laclede Gas’ revenues and cash flows or restrict its future growth. Economic conditions in its service territory may also adversely impact the Utility’s ability to collect its accounts receivable resulting in an increase to bad debt expenses.

Laclede Gas is dependent on bank lines of credit and continued access to capital markets to successfully execute its operating strategies.

In addition to longer-term debt that is issued to the public by the Utility under its mortgage and deed of trust dated February 1, 1945, Laclede Gas has relied, and continues to rely, upon shorter term borrowings or commercial paper supported by bank lines of credit to finance the execution of a portion of its operating strategies. The Utility is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to the Utility, or it may not be able to obtain funds at a reasonable cost in the future. Laclede Gas’ ability to borrow under its existing lines of credit depends on its compliance with the Utility’s obligations under the lines of credit. If the Utility were to breach any of the financial or other covenants under these agreements, its debt repayment obligations under them could be accelerated. Laclede Gas’ ability to issue commercial paper supported by its lines of credit, to issue long-term bonds, or to obtain new lines of credit also depends on current conditions in the credit markets. The Utility’s access to funds under committed short-term credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions could adversely affect the Utility’s access to capital and negatively impact its ability to run its business and make strategic investments.

A downgrade in the Utility’s credit rating may negatively affect its ability to access capital.

Standard & Poor’s rating group, Moody’s Investors Service, and Fitch Ratings from time to time implement new requirements for various ratings levels. To maintain its current credit ratings in light of any new requirements, Laclede Gas may find it necessary to take steps to change its business plans in ways that may affect its results of operations. The Utility’s credit ratings remain at investment grade, but are subject to review and change by the rating agencies. If the rating agencies lowered the Utility’s ratings, particularly below investment grade, it could significantly limit its ability to borrow under its current credit facilities or to secure new or additional credit facilities and would likely increase its costs of borrowing. In addition, Laclede Gas would likely be required to pay a higher interest rate in future long-term financings and the Utility’s potential pool of investors and funding sources would likely decrease. Laclede Gas’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on its ability to execute operating strategies. Credit ratings are an independent assessment of the Utility’s ability to pay its obligations. Consequently, real or anticipated changes in credit ratings will generally affect the market value of the specific debt instruments that are rated.

Unexpected losses may adversely affect the Utility’s financial condition and results of operations.

As with most businesses, there are operations and business risks inherent in the activities of Laclede Group’s subsidiaries. If, in the normal course of business, Laclede Gas becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, or penalties or be resolved on unfavorable terms. In accordance with customary practice, Laclede Gas maintains insurance against a significant portion of, but not all, risks and losses. In addition, in the normal course of its operations, Laclede Gas may be exposed to loss from other sources, such as bad debt expense or the failure of a counterparty to meet its financial obligations. Laclede Gas employs many strategies to gain assurance that such risks are appropriately managed, mitigated, or insured, as appropriate. To the extent a loss is not fully covered by insurance or other risk mitigation strategies, that loss could adversely affect the Utility’s financial condition and results of operations.

Numerous environmental laws and regulations may require significant expenditures or increase operating costs.

Laclede Gas is subject to federal and state environmental laws and regulations affecting many aspects of its present and future operations. These laws and regulations require Laclede Gas to obtain and comply with a wide variety of environmental licenses, permits, inspections, and approvals. Failure to comply with these laws and regulations and failure to obtain any required permits and licenses may result in costs to the Utility in the form of fines, penalties or business interruptions, which may be material. In addition, existing environmental laws and regulations could be revised or reinterpreted and/or new laws and regulations could be adopted or become applicable to Laclede Gas or its facilities, thereby impacting the Utility’s cost of compliance. The discovery of presently unknown environmental conditions, including former manufactured gas plant sites, and claims against the Utility under environmental laws and regulations may result in expenditures and liabilities, which could be material. To the extent environmental compliance costs are not fully covered by insurance or recovered in rates from the Utility’s customers, those costs may have an adverse effect on Laclede Gas’ financial condition and results of operations.

Laclede Gas is subject to pipeline safety and system integrity laws and regulations that may require significant expenditures or significant increases in operating costs.

Such laws and regulations affect various aspects of Laclede Gas’ present and future operations. These laws and regulations require the Utility to maintain pipeline safety and system integrity by identifying and reducing pipeline risks. Compliance with these laws and regulations may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates. Failure to comply may result in fines, penalties, or injunctive measures that would not be recoverable from customers in rates and could result in a material effect on Laclede Gas’ financial condition and results of operations.

Transporting, distributing, and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

There are inherent in gas distribution activities a variety of hazards and operations risks, such as leaks, accidental explosions, including third party damages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to Laclede Gas. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject the Utility to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines, or penalties against the Utility or be resolved on unfavorable terms. In accordance with customary industry practices, Laclede Gas maintains insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the Utility’s financial condition and results of operations.

Increases in the wholesale costs of purchased natural gas supplies may adversely impact the Utility’s competitive position compared with alternative energy sources.

Laclede Gas is the only distributor of natural gas within its franchised service area. Nevertheless, rising wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane, or other energy sources may affect the Utility’s retention of natural gas customers and adversely impact its financial condition and results of operations.

Significantly warmer-than-normal weather conditions, the effects of global warming and climate change, and other factors that influence customer usage may affect the Utility’s sale of heating energy and adversely impact its financial position and results of operations.

Laclede Gas’ earnings are primarily generated by the sale of heating energy. The Utility has a weather mitigation rate design, approved by the MoPSC, which provides better assurance of the recovery of the Utility’s fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utility’s service area and other factors, such as global warming and climate change, may result in reduced profitability and decreased cash flows attributable to lower gas sales levels. Furthermore, continuation of the weather mitigation rate design is subject to regulatory discretion. In addition, the promulgation of regulations by the U.S. Environmental Protection Agency or the potential enactment of Congressional legislation addressing global warming and climate change may result in future additional compliance costs that could impact the Utility’s financial condition and results of operations.

Regional supply/demand fluctuations and changes in national pipeline infrastructure, as well as regulatory discretion, may adversely affect Laclede Gas’ ability to profit from off-system sales and capacity release.

Laclede Gas’ income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Utility holds pipeline capacity rights. Specific factors impacting the Utility’s income from off-system sales and capacity release include the availability of attractively-priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. The Utility’s ability to retain such income in the future is subject to regulatory discretion in a base rate proceeding.

Workforce risks may affect Laclede Gas’ financial results.

Laclede Gas is subject to various workforce risks, including, but not limited to, the risk that it will be unable to attract and retain qualified personnel; that it will be unable to effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire; and that it will be unable to reach collective bargaining arrangements with the unions that represent certain of its workers, which could result in work stoppages.

Increased inter-dependence on technology may adversely hinder Laclede Gas’ business operations and affect its financial condition and results of operations if such technologies fail or are compromised.

Over the last several years, Laclede Gas has implemented a variety of technological tools including both company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including the Utility’s integrated planning, scheduling and dispatching of field resources and its automated meter reading system. The failure of these or other similarly important technologies, or the Utility’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations. Although the Utility has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts to date would protect against all potential issues related to the loss of any such technologies or their use. Furthermore, the Utility is subject to cyber-security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Utility in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect the Utility’s reputation, diminish customer confidence, disrupt operations, and subject the Utility to possible financial liability, any of which could have a material affect on the Utility’s financial condition and results of operations. The Utility closely monitors both preventive and detective measures to manage these risks.

Failure to successfully implement new technology may adversely hinder Laclede Gas’ business operations and affect its financial condition and results of operations.

In order to enhance its technology, customer service, and business processes, Laclede Gas recently began a multi-year project to replace its existing work management, financial, and supply chain software applications with a new suite of systems including a company-wide enterprise resource planning (ERP) system. The implementation process involves a number of risks that may adversely hinder Laclede Gas’ business operations and/or affect its financial condition and results of operations, if not implemented successfully. The new ERP system will replace multiple legacy systems, and successful implementation is expected to enhance and provide additional benefits to a variety of important business functions, including customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The ERP implementation is a complex and time-consuming project that involves substantial expenditures for system hardware, software, and implementation activities, as well as the transformation of business and financial processes.

As with any large software project, there are many factors that may materially affect the schedule, cost, and execution/implementation of this project. Those factors include, among others: problems during the design, implementation, and testing phases; system delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management’s attention from daily operations to the project; re-works due to changes in business processes or financial reporting standards; and other events beyond the Utility’s control. These types of issues could disrupt Laclede Gas’ business operations and/or its ability to timely and accurately process and report key components of its financial results and and/or complete important business processes such as the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, material deviations from the project plan or unsuccessful execution of the plan may adversely affect the Utility’s financial position and results of operations.

Catastrophic events may adversely affect Laclede Gas’ facilities and operations.

Catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts, or other similar occurrences could adversely affect Laclede Gas’ facilities and operations. Laclede Gas has emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on the Utility’s operations, financial condition, and results of operations. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums and more restrictive policy terms.

Changes in accounting standards may adversely impact Laclede Gas’ financial condition and results of operations.

The SEC continues to consider whether and how International Financial Reporting Standards (IFRS) should be incorporated into the United States (U.S.) financial reporting system, potentially replacing U.S. Generally Accepted Accounting Principles (GAAP). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (IASB), which are rapidly gaining worldwide acceptance. The SEC has previously indicated that it expects to decide in 2011 whether IFRS will be required for U.S. issuers. The SEC has also previously indicated, on a preliminary basis, that if it decides to require IFRS, U.S. issuers would first report under the new standards beginning in approximately 2015 or 2016, at the earliest. Incorporation of IFRS could take several forms, including full first-time adoption or a standard-by-standard adoption over a specified period of time. Unlike U.S. GAAP, IFRS does not currently address the accounting for rate-regulated activities, such as those of Laclede Gas. As such, if IFRS were fully adopted in its current state, Laclede Gas may be precluded from applying regulatory accounting principles, including the recognition of regulatory assets and regulatory liabilities. Although the IASB previously began work on a project to address the accounting for rate-regulated activities, no further discussions are planned and the ultimate course of the project is unknown. Furthermore, there is no assurance that such project will result in the issuance of a final standard or that such a standard would be comparable to current U.S. GAAP. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may adversely impact Laclede Gas’ financial condition and results of operations, should adoption of IFRS be required. Also, the U.S. Financial Accounting Standards Board is considering various changes to U.S. GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. If approved, adoption of these changes may adversely impact Laclede Gas’ financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal utility properties of Laclede Gas consist of more than 16,000 miles of gas main and related service pipes, meters, and regulators. Other physical properties include regional office buildings and a holder station. Extensive underground natural gas and propane storage facilities and equipment are located in an area in North St. Louis County extending under the Missouri River into St. Charles County. Substantially all of Laclede Gas’ utility plant is subject to the liens of its mortgage.

All of the utility properties of Laclede Gas are held in fee, or by easement, or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration and the headquarters office building. The current lease on the headquarters office building extends through February 2015 with the option to renew for up to five additional years.

For further information on Laclede Gas’ leases see Note 12 of the Notes to Financial Statements.

Item 3. Legal Proceedings

For a description of environmental matters, see Note 12 of the Notes to Financial Statements. For a description of pending regulatory matters of Laclede Gas, see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 27.

Laclede Gas is involved in litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes the final outcome will not have a material effect on the financial position or results of operations reflected in the financial statements presented herein.

EXECUTIVE OFFICERS OF THE REGISTRANT – Listed below are executive officers of Laclede Gas. Their ages, at September 30, 2011, and positions held at Laclede Gas are listed below along with their business experience during the past five years. Many of the executives currently serve as directors or officers of The Laclede Group or its affiliates.

Name, Age, and Position with the Utility	Appointed (1)

D. H. Yaeger, Age 62

Chairman, President and Chief Executive Officer	January 1999

M. D. Waltermire, Age 53

Senior Vice President and Chief Financial Officer	October 2007
Vice President – Operations & Marketing	April 2003

M. C. Darrell, Age 53

Senior Vice President and General Counsel	October 2007
General Counsel	May 2004

R. A. Skau, Age 54

Senior Vice President – Human Resources	October 2007
Vice President – Human Resources	February 2004

M. R. Spotanski, Age 51

Senior Vice President – Operations and Marketing	October 2007
Vice President – Finance	January 2001

M. C. Kullman, Age 51

Chief Governance Officer and Corporate Secretary	February 2004

D. P. Abernathy, Age 50

Vice President and Associate General Counsel – Industrial Relations and Claims Management	October 2007
Vice President – Associate General Counsel	September 2004

M. C. Geiselhart, Age 52

Vice President – Strategic Development and Planning	August 2006

S. F. Mathews, Age 53

Vice President – Gas Supply	February 2003

M. C. Pendergast, Age 55

Vice President – Associate General Counsel	January 2002

S. P. Rasche, Age 51

Vice President – Finance (2)	November 2009

J. A. Fallert, Age 56

Controller	February 1998

(1)	Officers of Laclede are normally reappointed at the Annual Meeting of the Board of Directors in January of each year.
(2)	Mr. Rasche served as the Chief Financial Officer for TLCVision Corporation from 2004 to November 2009.

Mr. Douglas H. Yaeger has announced his retirement effective at the end of January 2012.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Laclede Gas’ common stock is owned by its parent, The Laclede Group, Inc., and is not traded on any stock exchange.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2011	Fiscal 2010
1st Quarter	$775.60	$755.52
2nd Quarter	775.74	754.98
3rd Quarter	775.77	754.59
4th Quarter	775.32	754.30

Laclede Group periodically purchases common stock of Laclede Gas with the price set at the book value of Laclede Gas common stock as of the most recently completed fiscal quarter. The details on sales of common stock of Laclede Gas to Laclede Group during the past three fiscal years are set forth below:

	Aggregate
	Purchase Price	Number
Date of Sale	(millions)	of Shares

FY 2009
November 20, 2008	$40.0	1,161
December 18, 2008	0.9	26
February 10, 2009	0.4	11
May 20, 2009	0.3	9
August 14, 2009	0.4	11

FY 2010
December 15, 2009	0.3	10
February 8, 2010	0.4	10
May 7, 2010	0.4	10
August 11, 2010	0.4	10

FY 2011
December 13, 2010	0.4	10
February 8, 2011	0.4	10
May 12, 2011	0.3	9
August 9, 2011	0.5	14

The proceeds from Laclede Gas’ sales of stock were used to reduce its short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

Laclede Gas Company

	Fiscal Years Ended September 30
(Thousands)	2011	2010	2009	2008	2007
Summary of Operations
Operating Revenues:
Utility	$913,190	$864,297	$1,053,993	$1,128,287	$1,131,554
Other	19,138	10,327	2,246	2,693	3,415
Total Operating Revenues	932,328	874,624	1,056,239	1,130,980	1,134,969

Operating Expenses:
Utility
Natural and propane gas	549,947	519,905	699,984	770,097	797,924
Other operation expenses	147,889	141,995	146,542	144,611	131,798
Maintenance	25,049	27,244	27,818	25,827	24,306
Depreciation and amortization	39,214	37,572	36,751	35,303	34,080
Taxes, other than income taxes	60,752	61,407	68,639	69,023	68,361
Total Utility Operating Expenses	822,851	788,123	979,734	1,044,861	1,056,469
Other	7,985	4,343	2,238	2,641	2,914
Total Operating Expenses	830,836	792,466	981,972	1,047,502	1,059,383
Operating Income	101,492	82,158	74,267	83,478	75,586
Allowance for Funds Used During Construction	(98)	(112)	(152)	(72)	(17)
Other Income and (Income Deductions) – Net	923	2,681	3,280	1,278	4,565
Interest Charges:
Interest on long-term debt	23,161	24,583	24,583	19,851	22,502
Other interest charges	2,383	2,269	5,770	10,363	11,101
Total Interest Charges	25,544	26,852	30,353	30,214	33,603
Income Before Income Taxes	76,773	57,875	47,042	54,470	46,531
Income Tax Expense	22,996	18,150	13,859	15,264	14,047
Net Income	53,777	39,725	33,183	39,206	32,484
Dividends on Redeemable Preferred Stock	—	—	15	35	43
Earnings Applicable to Common Stock	$53,777	$39,725	$33,168	$39,171	$32,441

Item 6. Selected Financial Data (continued)

Laclede Gas Company

	Fiscal Years Ended September 30
(Thousands)	2011	2010	2009	2008	2007

Dividends Declared –
Common Stock	$36,297	$35,195	$34,108	$32,811	$31,520

Utility Plant
Gross Plant – End of Period	$1,386,590	$1,326,284	$1,280,238	$1,229,174	$1,187,828
Net Plant – End of Period	928,683	884,084	855,929	823,197	793,794
Capital Expenditures	67,304	56,234	51,384	55,304	56,434
Property Retirements	14,800	10,946	9,732	15,629	16,331
Total Assets – End of Period	$1,643,046	$1,658,452	$1,600,287	$1,625,815	$1,431,203

Capitalization – End of Period
Common Stock and Paid-In Capital	$212,970	$208,154	$203,754	$157,883	$151,510
Retained Earnings	223,460	205,980	201,450	202,535	195,728
Accumulated Other Comprehensive Loss	(2,473)	(2,875)	(2,619)	(1,790)	(1,727)
Common Stock Equity	433,957	411,259	402,585	358,628	345,511
Redeemable Preferred Stock	—	—	—	467	627
Long-Term Debt	364,357	364,298	389,240	389,181	309,122
Total Capitalization	$798,314	$775,557	$791,825	$748,276	$655,260

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LACLEDE GAS COMPANY

INTRODUCTION

This management’s discussion analyzes the financial condition and results of operations of Laclede Gas Company (Laclede Gas or the Utility). It includes management’s view of factors that affect its business, explanations of past financial results including changes in earnings and costs from the prior year periods, and their effects on the Utility’s overall financial condition and liquidity.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Utility’s financial statements and the notes thereto.

RESULTS OF OPERATIONS

Overview

Laclede Gas is a wholly-owned subsidiary of The Laclede Group, Inc. (Laclede Group). Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas’ customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season.

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

Laclede Gas continues to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s strategy focuses on improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and return. The Utility’s distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC. The settlement of the Utility’s rate case in 2010 retained the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

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

Laclede Gas works actively to reduce the impact of wholesale natural gas price volatility on its costs by strategically structuring its natural gas supply portfolio to increase its gas supply availability and pricing alternatives and through the use of derivative instruments to protect its customers from significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Utility’s Purchased Gas Adjustment (PGA) Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to hedge the purchase price of natural gas, as well as gas inventory carrying costs. The Utility believes it will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

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

EARNINGS

2011 vs. 2010

Laclede Gas’ earnings applicable to common stock for fiscal year 2011 were $53.8 million, an increase of $14.1 million, compared with fiscal year 2010. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $28.0 million;
•	higher income from the non-regulated sale of propane inventory, totaling $4.0 million; and,
•	decreases in operation and maintenance expenses, excluding pension and group insurance expenses, totaling $3.8 million.

These factors were partially offset by:

•	increases in pension and group insurance expenses, totaling $7.5 million;
•	lower Infrastructure System Replacement Surcharge (ISRS) revenues, totaling $6.2 million; and,
•	lower system gas sales volumes and other variations, totaling $1.4 million.

2010 vs. 2009

Laclede Gas’ earnings applicable to common stock for fiscal year 2010 were $39.7 million, an increase of $6.5 million, compared with fiscal year 2009. The increase in net income was primarily due to the following factors (quantified on a pre-tax basis):

•	income from a non-regulated propane transaction in the wholesale market totaling $6.0 million;
•	decreases in operation and maintenance expenses totaling $5.1 million, including a lower provision for uncollectible accounts totaling $3.4 million;
•	higher ISRS revenues totaling $3.2 million; and,
•	the benefit of the general rate increase, effective September 1, 2010, totaling $2.5 million.

These factors were partially offset by:

•	lower income from off-system sales and capacity release totaling $4.3 million; and,
•	the effect of lower system gas sales volumes and other variations totaling $2.8 million.

Utility Operating Revenues

Laclede Gas passes on to Utility customers (subject to prudence review by the MoPSC) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on net revenues and net income.

2011 vs. 2010

Utility Operating Revenues for fiscal year 2011 increased $48.9 million compared to fiscal year 2010. Temperatures experienced in the Utility’s service area during 2011 were essentially normal, but 1.1% colder than the same period last year. Total system therms sold and transported were 885.4 million for fiscal year 2011 compared with 894.5 million for fiscal year 2010. Total off-system therms sold and transported were 223.0 million for fiscal year 2011 compared with 71.0 million for fiscal year 2010. The increase in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations)	$67.9
General rate increase, effective September 1, 2010	28.0
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(20.5)
Lower system sales volumes and other variations	(15.3)
Lower ISRS revenues	(6.2)
Lower prices charged for off-system sales	(5.0)
Total Variation	$48.9

2010 vs. 2009

Utility Operating Revenues for fiscal year 2010 decreased $189.7 million compared to fiscal year 2009, primarily due to lower wholesale gas costs. Temperatures experienced in the Utility’s service area during 2010 were 1.6% warmer than fiscal year 2009 and 2.5% warmer than normal. Total system therms sold and transported were 894.5 million for fiscal year 2010 compared with 908.0 million for fiscal year 2009. Total off-system therms sold and transported were 71.0 million for fiscal year 2010 compared with 163.0 million for fiscal year 2009. The decrease in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	$(141.1)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations)	(42.8)
Lower system sales volumes and other variations	(10.2)
Higher ISRS revenues	3.2
General rate increase, effective September 1, 2010	2.5
Lower prices charged for off-system sales	(1.3)
Total Variation	$(189.7)

Utility Operating Expenses

2011 vs. 2010

Utility Operating Expenses in fiscal year 2011 increased $34.7 million, or 4.4%, from fiscal year 2010. Natural and propane gas expense increased $30.0 million from last year’s level, primarily attributable to higher off-system gas expense, partially offset by lower rates charged by our suppliers and decreased system volumes purchased for sendout. Other operation and maintenance expenses increased $3.7 million, or 2.2%, primarily due to higher pension expense and increased group insurance charges, partially offset by a higher rate of overheads capitalized and decreased maintenance charges. Depreciation and amortization expense increased $1.6 million, or 4.4%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $0.7 million, or 1.1%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

2010 vs. 2009

Utility Operating Expenses in fiscal year 2010 decreased $191.6 million, or 19.6%, from fiscal year 2009. Natural and propane gas expense decreased $180.1 million from fiscal year 2009, primarily attributable to lower rates charged by our suppliers and lower off-system gas expense. Other operation and maintenance expenses decreased $5.1 million, or 2.9%, primarily due to a lower provision for uncollectible accounts, reduced distribution and maintenance expenses, a lower provision for injuries and damages, and decreased charges for outside services. These factors were partially offset by the effect of a gain on the disposal of assets recorded in fiscal year 2009 and an increase in pension expense. Depreciation and amortization expense increased $0.8 million, or 2.2%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $7.2 million, or 10.5%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Other Operating Revenues and Operating Expenses

Other Operating Revenues increased $8.8 million in fiscal year 2011 (compared to fiscal year 2010) primarily due to the year-over-year effect of non-regulated propane transactions by Laclede Gas in both periods. During fiscal year 2011, Laclede Gas sold 320,000 barrels of propane from inventory that were no longer required to serve its utility customers. These revenues were partially offset by the effect of a propane transaction in the wholesale market during fiscal year 2010. This non-regulated transaction resulted from an inventory exchange that the counterparty settled in cash instead of through a return of inventory. Other Operating Revenues increased $8.1 million in fiscal year 2010 (compared to fiscal year 2009) primarily due to the fiscal year 2010 propane transaction. The increase in Other Operating Expenses totaling $3.6 million in fiscal year 2011 (compared to fiscal year 2010) and $2.1 million in fiscal year 2010 (compared to fiscal year 2009), was primarily due to variations in expenses associated with these propane transactions.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased $1.7 million in fiscal year 2011 (compared to fiscal year 2010), primarily due to higher net investment losses, lower income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Other Income and (Income Deductions) - Net decreased $0.6 million in fiscal year 2010 (compared to fiscal year 2009), primarily due to lower income associated with carrying costs applied to under-recoveries of gas costs and other minor variations, partially offset by higher net investment gains.

Interest Charges

Interest charges decreased $1.3 million (from fiscal year 2010), primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2% first mortgage bonds. Interest charges decreased $3.5 million in fiscal year 2010 (from fiscal year 2009), primarily due to lower interest on short-term debt. Average short-term interest rates were 0.3% for both fiscal years 2011 and 2010, compared with 1.6% in fiscal year 2009. Average short-term borrowings were $99.2 million, $107.9 million, and $232.7 million for fiscal years 2011, 2010, and 2009, respectively.

Income Taxes

Income tax expense increased $4.8 million in fiscal year 2011 (over fiscal year 2010) and $4.3 million in fiscal year 2010 (over fiscal year 2009). These variations are primarily due to increases in pre-tax income. The variation in 2011 (compared to 2010) also reflects the effects of lower income tax expense in fiscal year 2011 due to net changes in unrecognized tax benefits recorded in earnings and various property-related deductions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles (GAAP) require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our financial statements:

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed to be uncollectible. The Utility’s provision for uncollectible accounts includes the amortization of previously deferred uncollectible expenses, as approved by the MoPSC.

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

The table below reflects the sensitivity of Laclede’s plans to potential changes in key assumptions:

Pension Plan Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual
		Benefit	Net Pension
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(9,010)	$260
	(0.25)	9,210	(290)

Rate of Future Compensation Increase	0.25%	5,500	330
	(0.25)	(5,400)	(320)

Expected Return on Plan Assets	0.25%	—	(590)
	(0.25)	—	590

Postretirement Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual Net
		Postretirement	Postretirement
		Benefit	Benefit
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(2,360)	$(128)
	(0.25)	2,410	128

Expected Return on Plan Assets	0.25%	—	(124)
	(0.25)	—	124

Annual Medical Cost Trend	1.00%	6,580	1,380
	(1.00)	(5,990)	(1,230)

* Excludes the impact of regulatory deferral mechanism. See Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements for information regarding the regulatory treatment of these costs.

Regulated Operations – Laclede Gas accounts for its regulated operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of this accounting guidance:

The Utility’s PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies, including the costs, cost reductions, and related carrying costs associated with the Utility’s use of natural gas derivative instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA Clause also authorizes the Utility to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The PGA Clause also permits the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments. The PGA Clause also provides for a portion of income from off-system sales and capacity release revenues to be flowed through to customers.

Laclede Gas records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or regulatory liability accounts for regulated activities. Pursuant to the direction of the MoPSC, Laclede Gas’ provision for income tax expense reflects the regulatory method of excess asset depreciation followed for financial reporting purposes. Laclede Gas’ provision for income tax expense also records the income tax effect associated with the difference between overheads capitalized to construction for financial reporting purposes and those recognized for tax purposes without recording an offsetting deferred income tax expense. These two methods are consistent with the regulatory treatment prescribed by the MoPSC.

Asset retirement obligations are recorded in accordance with GAAP using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations. These assumptions require the use of judgment and estimates and may change in future periods as circumstances dictate. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation does not exist as defined by GAAP. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognizable pursuant to GAAP is a timing difference between the recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities.

The amount of net periodic pension and other postretirement benefit cost recognized in the financial statements related to the Utility’s qualified pension plans and other postretirement benefit plans is based upon allowances, as approved by the MoPSC, which have been established in the rate-making process for the recovery of these costs from customers. The differences between these amounts and actual pension and other postretirement benefit costs incurred for financial reporting purposes are deferred as regulatory assets or regulatory liabilities. GAAP also requires that changes that affect the funded status of pension and other postretirement benefit plans, but that are not yet required to be recognized as components of pension and other postretirement benefit cost, be reflected in other comprehensive income. For the Utility’s qualified pension plans and other postretirement benefit plans, amounts that would otherwise be reflected in other comprehensive income are deferred with entries to regulatory assets or regulatory liabilities.

For further discussion of significant accounting policies, see Note 1 of the Notes to Financial Statements.

REGULATORY AND OTHER MATTERS

There have been several significant regulatory developments affecting Laclede Gas.

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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual, which the MoPSC dismissed. On February 4, 2011, the MoPSC issued an Order finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

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

On July 9, 2008, Laclede Gas made a tariff filing with the MoPSC that would make the payment provisions for the restoration of gas service under the Utility’s Cold Weather Rule available to customers in the summer of 2008 and enable the Utility to increase or decrease its PGA rates to correct for any shortfall or surplus created by the difference between the gas cost portion of the Utility’s actual net bad debt write-offs and the amount of such cost that is embedded in its existing rates. As a result of the ensuing procedural schedule, the Cold Weather Rule portion of the filing became moot. On April 15, 2009, the Commission rejected the Utility’s tariffs on the grounds that it did not have the legal authority to approve them. On appeal, the Cole County Circuit Court reversed the Commission’s Order, but that Court’s decision was likewise reversed by the Western District of the Missouri Court of Appeals. Laclede’s application to the Missouri Supreme Court was denied on January 25, 2011.

On October 29, 2010, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.6 million annually, $2.5 million of which the MoPSC approved effective January 7, 2011. On May 2, 2011, the Utility made another ISRS filing with the Commission designed to increase revenues by $2.3 million annually, which was approved by the MoPSC effective July 8, 2011. Also, on November 9, 2011, the Utility made another ISRS filing with the Commission designed to increase revenues by $2.0 million annually, pending approval by the Commission.

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

ACCOUNTING PRONOUNCEMENTS

The Utility has evaluated or is in the process of evaluating the impact that recently issued accounting standards will have on the Utility’s financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 of the Notes to Financial Statements.

The Utility continues to monitor the developments of the Financial Accounting Standards Board (FASB) relative to possible changes in accounting standards. Currently, the FASB is considering various changes to U. S. GAAP, some of which may be significant, as part of a joint effort with the International Accounting Standards Board to converge accounting standards. Future developments, depending on the outcome, have the potential to impact the Utility’s financial condition and results of operations.

INFLATION

The accompanying financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the business of Laclede Gas, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which Laclede Gas is subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. The Utility expects to incur additional capital expenditures during the next few years, primarily related to both a multi-year software replacement project to enhance technology, customer service, and business processes and the planned increased replacements of distribution plant. Laclede Gas believes that any higher costs experienced upon replacement of existing facilities will be recovered through the normal regulatory process.

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

Net cash provided by operating activities for fiscal years 2011, 2010 and 2009 was $157.0 million, $92.6 million and $216.4 million, respectively. The improvement in net cash provided by operating activities in fiscal year 2011 (compared to fiscal year 2010) is primarily attributable to reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations in the timing of the collection of gas costs under the PGA Clause, as well as improved operating earnings. These benefits were partially offset by reduced net cash receipts from Laclede Group for the Utility’s allocation of income taxes. The decrease in net cash provided by operating activities in fiscal year 2010 (compared to fiscal year 2009) is primarily attributable to increased cash payments for natural gas storage inventories this year.

Net cash used in investing activities for fiscal years 2011, 2010, and 2009 was $66.6 million, $59.8 million, and $51.6 million, respectively. Net cash used in investing activities primarily reflected capital expenditures in all periods.

Net cash used in financing activities for fiscal years 2011, 2010 and 2009 was $90.5 million, $33.2 million and $166.6 million, respectively. The increase in net cash used in financing activities in fiscal year 2011 (over fiscal year 2010) primarily reflects increased repayments of short-term debt and the maturity of long-term debt this year. The decrease in net cash used in financing activities in fiscal year 2010 (over fiscal year 2009) primarily reflects a reduction in repayments of short-term debt, partially offset by reduced sales of shares of common stock to Laclede Group.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At September 30, 2011, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line replaced a $320 million syndicated line that had been scheduled to expire in December 2011. The new line, which became effective on July 18, 2011 and is scheduled to expire in July 2016, terminated the previous line on that same date. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On September 30, 2011, total debt was 52% of total capitalization.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the fiscal year. Information about the Utility’s short-term borrowings during the 12 months ended September 30, 2011 and as of September 30, 2011, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

12 Months Ended September 30, 2011
Weighted average borrowings outstanding	$54.6 million	$44.6 million	$99.2 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $172.1 million	$0 - $79.9 million	$11.5 - $193.0 million

As of September 30, 2011
Borrowings outstanding at end of period	$46.0 million	$52.9 million	$98.9 million
Weighted average interest rate	0.3%	0.3%	0.3%

Based on average short-term borrowings for the 12 months ended September 30, 2011, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.0 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registration

Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the 12 months ended September 30, 2011, pursuant to this authority, the Utility sold 43 shares of its common stock to Laclede Group for $1.6 million. For more information on these sales of stock, see Part II., Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities. As of November 18, 2011, $515.7 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At September 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At September 30, 2011, the maximum guarantees under these leases were $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $67.3 million for fiscal 2011, compared with $56.2 million and $51.4 million for fiscal years 2010 and 2009, respectively. Utility capital expenditures are expected to be approximately $104 million in fiscal year 2012. The increases in capital expenditures, compared with prior periods, are primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing work management, financial, and supply chain software applications.

Capitalization at September 30, 2011, consisted of 54.4% common stock equity and 45.6% long-term debt.

Laclede Gas’ ratio of earnings to fixed charges was 3.8 for fiscal year 2011, 3.0 for fiscal year 2010, and 2.5 for fiscal year 2009.

It is management’s view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

As discussed in Market Risk on page 32, Laclede Gas enters into New York Mercantile Exhcange (NYMEX) exchange-traded derivative instruments. At September 30, 2011, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas to a new brokerage firm. As of November 17, 2011, the Utility had $1.7 million on deposit with MF Global in customer-segregated accounts that remain frozen pending final resolution by the bankruptcy trustee. While the Utility's exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.

CONTRACTUAL OBLIGATIONS

As of September 30, 2011, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	461.1	22.9	43.5	42.7	352.0
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	11.4	4.5	6.1	0.8	—
Purchase Obligations – Natural Gas (b)	344.1	248.9	73.8	14.0	7.4
Purchase Obligations – Other (c)	90.8	27.8	22.7	18.4	21.9
Total (d)	$1,272.7	$304.2	$171.2	$76.0	$721.3

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2011 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.5 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. Laclede Gas expects to make contributions to its qualified, trusteed pension plans totaling $25.1 million in fiscal year 2012. Laclede Gas anticipates a $2.4 million contribution relative to its non-qualified pension plans during fiscal year 2012. With regard to the postretirement benefits, the Utility anticipates it will contribute $11.4 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during fiscal year 2012. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

MARKET RISK

Commodity Price Risk

Laclede Gas’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of its PGA Clause. The PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. The Utility is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. The Utility is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Laclede Gas also has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. Nevertheless, carrying costs associated with such requirements, as well as other variations in the timing of collections of gas costs, are recovered through the PGA Clause. For more information about the Utility’s natural gas derivative instruments, see Note 8, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements.

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the fiscal year ended September 30, 2011, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.0 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At September 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

ENVIRONMENTAL MATTERS

Laclede Gas owns and operates natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected Laclede Gas’ financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, Laclede Gas may be required to incur additional costs. For information relative to environmental matters, see Note 12, Commitments and Contingencies, of the Notes to Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Laclede Gas has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 32 of this report.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Laclede Gas’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Laclede Gas’ management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Laclede Gas’ internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Laclede Gas’ internal control over financial reporting was effective as of September 30, 2011. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Laclede Gas’ internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Laclede Gas Company
St. Louis, Missouri

We have audited the internal control over financial reporting of Laclede Gas Company (a wholly-owned subsidiary of The Laclede Group, Inc.) (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended September 30, 2011 of the Company and our report dated November 18, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Laclede Gas Company
St. Louis, Missouri

We have audited the accompanying balance sheets and statements of capitalization of Laclede Gas Company (a wholly-owned subsidiary of The Laclede Group, Inc.) (the “Company”) as of September 30, 2011 and 2010, and the related statements of income, common shareholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Laclede Gas Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 18, 2011

LACLEDE GAS COMPANY
STATEMENTS OF INCOME

(Thousands)
Years Ended September 30	2011	2010	2009

Operating Revenues:
Utility	$913,190	$864,297	$1,053,993
Other	19,138	10,327	2,246
Total Operating Revenues	932,328	874,624	1,056,239

Operating Expenses:
Utility
Natural and propane gas	549,947	519,905	699,984
Other operation expenses	147,889	141,995	146,542
Maintenance	25,049	27,244	27,818
Depreciation and amortization	39,214	37,572	36,751
Taxes, other than income taxes	60,752	61,407	68,639
Total Utility Operating Expenses	822,851	788,123	979,734
Other	7,985	4,343	2,238
Total Operating Expenses	830,836	792,466	981,972
Operating Income	101,492	82,158	74,267
Other Income and (Income Deductions) - Net	825	2,569	3,128
Interest Charges:
Interest on long-term debt	23,161	24,583	24,583
Other interest charges	2,383	2,269	5,770
Total Interest Charges	25,544	26,852	30,353
Income Before Income Taxes	76,773	57,875	47,042
Income Tax Expense	22,996	18,150	13,859
Net Income	53,777	39,725	33,183
Dividends on Redeemable Preferred Stock	—	—	15
Earnings Applicable to Common Stock	$53,777	$39,725	$33,168

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Years Ended September 30	2011	2010	2009

Net Income	$53,777	$39,725	$33,183

Other Comprehensive Income (Loss) Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gains arising during the period	355	160	248
Reclassification adjustment for gains included in net income	(466)	(264)	(119)
Net unrealized (losses) gains on cash flow hedging derivative instruments	(111)	(104)	129
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during the period	339	(1,783)	(1,728)
Amortization of actuarial loss included in net periodic pension and other postretirement benefit cost	426	1,471	199
Net defined benefit pension and other postretirement benefit plans	765	(312)	(1,529)
Other Comprehensive Income (Loss), Before Tax	654	(416)	(1,400)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	252	(160)	(540)
Other Comprehensive Income (Loss), Net of Tax	402	(256)	(860)
Comprehensive Income	$54,179	$39,469	$32,323

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS

(Thousands)
September 30	2011	2010

ASSETS
Utility Plant	$1,386,590	$1,326,284
Less – Accumulated depreciation and amortization	457,907	442,200
Net Utility Plant	928,683	884,084
Other Property and Investments	46,950	45,864

Current Assets:
Cash and cash equivalents	923	1,009
Accounts receivable:
Utility	71,090	70,053
Non-utility	1,347	848
Associated companies	426	310
Other	6,935	7,277
Allowance for doubtful accounts	(9,969)	(10,176)
Inventories:
Natural gas stored underground at LIFO cost	115,170	113,576
Propane gas at FIFO cost	8,961	15,625
Materials, supplies and merchandise at average cost	4,104	3,741
Derivative instrument assets	4,746	9,288
Unamortized purchased gas adjustments	25,719	23,718
Prepayments and other	8,527	7,101
Total Current Assets	237,979	242,370

Deferred Charges:
Regulatory assets	423,492	479,462
Other	5,942	6,672
Total Deferred Charges	429,434	486,134

Total Assets	$1,643,046	$1,658,452

LACLEDE GAS COMPANY
BALANCE SHEETS (continued)

(Thousands)
September 30	2011	2010

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$433,957	$411,259
Long-term debt (less current portion)	364,357	364,298
Total Capitalization	798,314	775,557

Current Liabilities:
Notes payable	46,000	129,650
Notes payable – associated companies	52,879	—
Accounts payable	45,635	36,706
Accounts payable – associated companies	1,730	652
Advance customer billings	15,230	16,809
Current portion of long-term debt	—	25,000
Wages and compensation accrued	13,650	13,410
Dividends payable	9,084	8,806
Customer deposits	10,048	11,244
Interest accrued	8,812	9,639
Taxes accrued	10,038	8,677
Deferred income taxes	9,165	4,248
Other	9,191	11,385
Total Current Liabilities	231,462	276,226

Deferred Credits and Other Liabilities:
Deferred income taxes	315,325	292,766
Unamortized investment tax credits	3,326	3,538
Pension and postretirement benefit costs	185,701	207,607
Asset retirement obligations	27,486	25,829
Regulatory liabilities	50,846	47,365
Other	30,586	29,564
Total Deferred Credits and Other Liabilities	613,270	606,669
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$1,643,046	$1,658,452

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CAPITALIZATION

(Thousands, Except for Shares and Per Share Amounts)
September 30	2011	2010

Common Stock Equity:
Common stock, par value $1 per share and Paid-in Capital:
Authorized – 2011 and 2010, 50,000,000 shares
Issued – 2011, 11,717 shares; and 2010, 11,674 shares	$212,970	$208,154
Retained earnings	223,460	205,980
Accumulated other comprehensive loss	(2,473)	(2,875)
Total Common Stock Equity	433,957	411,259

Long-Term Debt:
First Mortgage Bonds:
6-1/2% Series, due October 15, 2012	25,000	25,000
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	55,000
6.35% Series, due October 15, 2038	80,000	80,000
Total	365,000	365,000
Unamortized discount, net of premium, on long-term debt	(643)	(702)
Total Long-Term Debt	364,357	364,298
Total Capitalization	$798,314	$775,557

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares)	Shares	Amount	Capital	Earnings	Income	Total

BALANCE OCTOBER 1, 2008	10,416	$10	$157,873	$202,535	$(1,790)	$358,628
Net income	—	—	—	33,183	—	33,183
Dividends declared:
Common stock	—	—	—	(34,108)	—	(34,108)
Preferred stock	—	—	—	(15)	—	(15)
Stock-based compensation costs	—	—	3,228	—	—	3,228
Tax benefit – stock compensation	—	—	663	—	—	663
Other comprehensive loss, net of tax	—	—	—	—	(860)	(860)
Issuance of common stock to Laclede Group	1,218	2	41,978	—	—	41,980
Adoption of SFAS No. 158, as codified in ASC Topic 715, net of tax	—	—	—	(145)	31	(114)
BALANCE SEPTEMBER 30, 2009	11,634	12	203,742	201,450	(2,619)	402,585
Net income	—	—	—	39,725	—	39,725
Dividends declared:
Common stock	—	—	—	(35,195)	—	(35,195)
Stock-based compensation costs	—	—	2,956	—	—	2,956
Tax benefit – stock compensation	—	—	6	—	—	6
Other comprehensive loss, net of tax	—	—	—	—	(256)	(256)
Issuance of common stock to Laclede Group	40	—	1,438	—	—	1,438
BALANCE SEPTEMBER 30, 2010	11,674	12	208,142	205,980	(2,875)	411,259
Net income	—	—	—	53,777	—	53,777
Dividends declared:
Common stock	—	—	—	(36,297)	—	(36,297)
Stock-based compensation costs	—	—	2,946	—	—	2,946
Tax benefit – stock compensation	—	—	278	—	—	278
Other comprehensive income, net of tax	—	—	—	—	402	402
Issuance of common stock to Laclede Group	43	—	1,592	—	—	1,592
BALANCE SEPTEMBER 30, 2011	11,717	$12	$212,958	$223,460	$(2,473)	$433,957

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS

(Thousands)
Years Ended September 30	2011	2010	2009

Operating Activities:
Net Income	$53,777	$39,725	$33,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	39,234	37,572	36,751
Deferred income taxes and investment tax credits	23,015	31,454	21,404
Other – net	1,992	1,812	1,557
Changes in assets and liabilities:
Accounts receivable – net	(1,517)	8,899	18,502
Unamortized purchased gas adjustments	(2,001)	(26,848)	36,541
Deferred purchased gas costs	44,565	20,265	(45,234)
Accounts payable	4,182	6,764	(27,631)
Advance customer billings – net	(1,579)	(4,331)	(4,408)
Taxes accrued	1,347	(3,860)	1,938
Natural gas stored underground	(1,594)	(20,263)	102,795
Other assets and liabilities	(4,446)	1,391	41,044
Net cash provided by operating activities	156,975	92,580	216,442

Investing Activities:
Capital expenditures	(67,304)	(56,234)	(51,384)
Other investments	742	(3,535)	(261)
Net cash used in investing activities	(66,562)	(59,769)	(51,645)

Financing Activities:
Maturity of first mortgage bonds	(25,000)	—	—
Repayment of short-term debt - net	(83,650)	(150)	(86,100)
Borrowings from Laclede Group	252,530	2,200	92,966
Repayment of borrowings from Laclede Group	(199,651)	(2,200)	(182,182)
Changes in book overdrafts	(545)	358	652
Dividends paid	(36,018)	(34,925)	(33,837)
Issuance of common stock to Laclede Group	1,592	1,438	41,980
Excess tax benefits from stock-based compensation	291	131	706
Preferred stock redeemed/reacquired	—	—	(627)
Other	(48)	(56)	(116)
Net cash used in financing activities	(90,499)	(33,204)	(166,558)

Net Decrease in Cash and Cash Equivalents	(86)	(393)	(1,761)
Cash and Cash Equivalents at Beginning of Year	1,009	1,402	3,163
Cash and Cash Equivalents at End of Year	$923	$1,009	$1,402

Supplemental Disclosure of Cash Paid (Refunded) During the Year for:
Interest	$25,460	$26,393	$29,873
Income taxes	(846)	(15,163)	(13,088)

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The financial statements include the accounts of Laclede Gas Company (Laclede Gas or the Utility).
In compliance with generally accepted accounting principles in the United States of America (GAAP), transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas’ Balance Sheets have not been eliminated from the Laclede Gas financial statements.
Laclede Gas is a wholly-owned subsidiary of The Laclede Group, Inc. (Laclede Group or the Company). Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-Associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may, on occasion, borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies.
NATURE OF OPERATIONS - Laclede Gas is a public utility engaged in the retail distribution of natural gas. Laclede Gas serves an area in eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and parts of ten counties in eastern Missouri. As an adjunct to its gas distribution business, Laclede Gas operates an underground natural gas storage field. The non-regulated activities of Laclede Gas are described in Note 11, Information by Operating Segment, and are included in the Non-Regulated Other column.
USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal years 2011, 2010, and 2009, annual depreciation and amortization expense averaged 3.1% of the original cost of depreciable and amortizable property.
The Utility’s capital expenditures were $67.3 million, $56.2 million, and $51.4 million for fiscal years 2011, 2010, and 2009, respectively. Additionally, the Utility had recorded accruals for capital expenditures totaling $8.2 million at September 30, 2011, $2.2 million at September 30, 2010, and $1.7 million at September 30, 2009. Accrued capital expenditures are excluded from the Statements of Cash Flows.

ASSET RETIREMENT OBLIGATIONS - Laclede Gas records legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Utility has recorded asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Laclede Gas’ distribution system and general plant. As authorized by the MoPSC, Laclede Gas accrues future asset removal costs associated with its property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities. When Laclede Gas retires depreciable utility plant and equipment, it charges the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities. In the rate setting process, the regulatory liability is deducted from the rate base upon which the Utility has the opportunity to earn its allowed rate of return.
The following table presents a reconciliation of the beginning and ending balances of Asset retirement obligations at September 30 as reported in the Balance Sheets:

(Thousands)	2011	2010

Asset retirement obligations, beginning of year	$25,829	$25,495
Liabilities incurred during the period	687	208
Liabilities settled during the period	(574)	(904)
Accretion	1,544	1,526
Revisions in estimated cash flows	—	(496)
Asset retirement obligations, end of year	$27,486	$25,829

REGULATED OPERATIONS - Laclede Gas accounts for its regulated operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).
The following regulatory assets and regulatory liabilities were reflected in the Balance Sheets as of September 30:

(Thousands)	2011	2010

Regulatory Assets:
Future income taxes due from customers	$106,460	$100,624
Pension and postretirement benefit costs	272,126	288,077
Unamortized purchased gas adjustments	25,719	23,718
Purchased gas costs	29,476	74,040
Compensated absences	7,769	7,885
Cold weather rule	2,023	4,275
Other	5,638	4,561
Total Regulatory Assets	$449,211	$503,180
Regulatory Liabilities:
Unamortized investment tax credits	$3,326	$3,538
Accrued cost of removal	49,380	45,441
Other	1,466	1,924
Total Regulatory Liabilities	$54,172	$50,903

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $8.3 million from December 27, 1999 through September 30, 2011.
Certain previously deferred costs, totaling $2.6 million, are being recovered and amortized on a straight-line basis over a period of approximately two years, without return on investment. Amortization of these costs totaled $1.4 million from September 1, 2010 through September 30, 2011.
NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2011 and September 30, 2010 was less than the LIFO cost by $19.9 million and $26.5 million, respectively. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its utility operating revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2011 and 2010, for the Utility, were $11.8 million and $11.3 million, respectively.
PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – As authorized by the MoPSC, the PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, the Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. The MoPSC clarified that costs, cost reductions, and carrying costs associated with the Utility’s use of natural gas derivative instruments are gas costs recoverable through the PGA mechanism. Certain other provisions of the PGA Clause are included below:
•
The tariffs allow the Utility flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

•
The Utility is authorized to recover gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season. The Utility is also authorized to apply carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, including cash payments for margin deposits.

•
The MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level of gas cost. This gas supply cost management program allows the Utility to retain 10% of cost savings, up to a maximum of $3.0 million annually. Laclede Gas did not record any income under the plan during fiscal years 2011, 2010, and 2009. Income recorded under the plan, if any, is included in Utility Operating Revenues on the Statements of Income.

Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA (including costs and cost reductions associated with the use of derivative instruments and gas inventory carrying costs), amounts due to or from customers related to operation of the gas supply cost management program, refunds received from the Utility’s suppliers in connection with gas supply, transportation, and storage services, and carrying costs on such over- or under-recoveries are reflected as a deferred charge or credit until fiscal year end. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings. The PGA Clause also provides for the treatment of income from off-system sales and capacity release revenues. Pre-tax income from off-system sales and capacity release revenues is shared with customers, with an estimated amount assumed in PGA rates. The customer share of such income is determined in accordance with the table below. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from, or credited to, customers over an annual period commencing in the subsequent November.

Pre-tax Income	Customer Share	Company Share
First $2 million	85%	15%
Next $2 million	80%	20%
Next $2 million	75%	25%
Amounts exceeding $6 million	70%	30%

INCOME TAXES - Laclede Gas has elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. GAAP permits the benefit from a tax position to be recognized only if, and to the extent that, it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Unrecognized tax benefits and related interest and penalties, if any, are recorded as liabilities or as a reduction to deferred tax assets. Laclede Gas records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the carrying amounts of assets and liabilities in the financial statements, and the related tax basis. Changes in enacted tax rates, if any, and certain property basis differences will be reflected by entries to regulatory asset or regulatory liability accounts.
Laclede Gas’ investment tax credits utilized prior to 1986 have been deferred and are being amortized in accordance with regulatory treatment over the useful life of the related property.
Laclede Group files a consolidated federal income tax return and allocates income taxes to Laclede Gas and its other subsidiaries as if each entity were a separate taxpayer.
CASH AND CASH EQUIVALENTS - All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value. Outstanding checks on the Utility’s controlled disbursement bank accounts in excess of funds on deposit create book overdrafts (which are funded at the time checks are presented for payment) and are classified as Other in the Current Liabilities section of the Balance Sheets. Changes in book overdrafts between periods are reflected as Financing Activities in the Statements of Cash Flows.
GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues were $43.5 million, $44.1 million, and $51.6 million for fiscal years 2011, 2010, and 2009, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
Sales taxes imposed on applicable Utility sales are billed to customers. These amounts are not recorded in the Statements of Income, but are recorded as tax collections payable and included in the Other line of the Current Liabilities section of the Balance Sheets.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Estimates of the collectibility of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed to be uncollectible. The Utility’s provision for uncollectible accounts includes the amortization of previously deferred uncollectible expenses, as approved by the MoPSC.
GROUP MEDICAL AND WORKERS’ COMPENSATION RESERVES - Laclede Gas self-insures its group medical and workers’ compensation costs and carries stop-loss coverage in relation to medical claims and workers’ compensation claims. Reserves for amounts incurred but not reported are established based on historical cost levels and lags between occurrences and reporting.
FAIR VALUE MEASUREMENTS – Certain assets and liabilities are recognized or disclosed at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The levels of the hierarchy are described below:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 – Pricing inputs other than quoted prices included within Level 1, which are either directly or indirectly observable for the asset or liability as of the reporting date. These inputs are derived principally from, or corroborated by, observable market data.
Level 3 – Pricing that is based upon inputs that are generally unobservable that are based on the best information available and reflect management’s assumptions about how market participants would price the asset or liability.
Assessment of the significance of a particular input to the fair value measurements may require judgment and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. Additional information about fair value measurements is provided in Note 2, Pension Plans and Other Postretirement Benefits, Note 6, Fair Value of Financial Instruments, and Note 7, Fair Value Measurements.

STOCK-BASED COMPENSATION - Officers and employees of Laclede Gas, as determined by the Compensation Committee of Laclede Group’s Board of Directors, are eligible to be selected for awards under the Laclede Group 2006 Equity Incentive Plan. Grants of awards may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Awards may include restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. For Laclede Group’s non-employee directors, shares are awarded under the Restricted Stock Plan for Non-Employee Directors. These awards vest depending upon the participant’s age upon entering the plan and years of service as a director. Shares of Laclede Gas common stock, which are 100% owned by Laclede Group, are not transacted under the plans. Laclede Group accounts for awards under these plans in accordance with GAAP, and allocates applicable compensation costs to its subsidiaries. For awards made to its employees, the Utility records its allocation of compensation cost from Laclede Group with a corresponding increase to additional paid-in capital.
The amounts of compensation cost allocated to the Utility for share-based compensation arrangements are presented below:

(Thousands)	2011	2010	2009

Total equity compensation cost	$3,383	$3,270	$3,483
Compensation cost capitalized	(924)	(798)	(815)
Compensation cost recognized in net income	2,459	2,472	2,668
Income tax benefit recognized in net income	(948)	(953)	(1,029)
Compensation cost recognized in net income, net of income tax	$1,511	$1,519	$1,639

As of September 30, 2011, there was $3.2 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.4 years.
NEW ACCOUNTING STANDARDS – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU does not change what items are measured at fair value, but instead makes various changes to the guidance pertaining to how fair value is measured. Additionally, the ASU sets forth additional disclosure requirements, including additional information about Level 3 fair value measurements. Many of the amendments in this ASU are changes to align the wording in U.S. GAAP with IFRS and, as such, are not intended to result in a change in the application of the guidance. The Utility is currently evaluating the provisions of this ASU to determine the potential impact on its financial statements and disclosures. The Utility is required to adopt the guidance in this ASU on a prospective basis in the second quarter of fiscal year 2012.
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

2.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

In September 2009, the Utility adopted the measurement date provisions in ASC Topic 715. ASC Topic 715 requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial position. The Utility previously used a June 30 valuation date for its benefit plans. To change to a September 30 measurement date, the Utility elected to use the 15-month alternative transition approach, wherein benefit costs for the period between June 30, 2008 and September 30, 2009 are allocated proportionately between a retained earnings adjustment and periodic benefit cost for the period. As a result of changing the measurement date, excluding the effect of income taxes, the Utility recorded a one-time cumulative effect adjustment to reduce retained earnings by $0.2 million, increase accumulated other comprehensive income by $50,000, and, pursuant to ASC Topic 980, increase net regulatory assets by $5.1 million. In conjunction with the adoption, the Utility recorded increases to benefit liabilities totaling $5.3 million.

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Effective January 1, 2009, the Utility modified the calculation of future benefits under Laclede Gas’ primary plan from a years of service and final average compensation formula to a cash balance formula, which accrues benefits based on a percentage of compensation and provides interest credits on the balance. Benefits attributable to plan participation prior to January 1, 2009 will be based on final average compensation at the date of termination of employment and years of service earned at January 1, 2009. Effective January 1, 2010, the Utility modified the calculation of future benefits under its Missouri Natural Gas division plan from a career average formula to a cash balance formula, which accrues benefits based on a percentage of compensation, provides interest credits on the balance, and provides certain transition credits. Benefits attributable to plan participation prior to January 1, 2010 will be based on career average compensation earned as a participant prior to January 1, 2010. Plan assets consist primarily of corporate and U.S. government obligations and equity market exposure achieved through derivative instruments.
Pension costs in 2011, 2010, and 2009 amounted to $14.3, $7.4, and $6.2 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

(Thousands)	2011	2010	2009

Service cost – benefits earned during the period	$9,553	$8,841	$8,936
Interest cost on projected benefit obligation	18,819	19,729	20,957
Expected return on plan assets	(18,849)	(20,256)	(20,938)
Amortization of prior service cost	642	756	1,035
Amortization of actuarial loss	10,228	8,107	3,096
Loss on lump-sum settlement	943	1,078	—
Sub-total	21,336	18,255	13,086
Regulatory adjustment	(7,066)	(10,862)	(6,890)
Net pension cost	$14,270	$7,393	$6,196

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2011	2010	2009

Current year actuarial (gain) loss	$(13,485)	$3,822	$84,187
Amortization of actuarial loss	(11,171)	(9,185)	(3,096)
Current year prior service credit	—	(2,949)	—
Amortization of prior service cost	(642)	(756)	(1,035)
Sub-total	(25,298)	(9,068)	80,056
Regulatory adjustment	24,533	9,380	(78,527)
Total recognized in other comprehensive income	$(765)	$312	$1,529

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements during fiscal year 2011 and 2010 were $2.3 million, in each year. No lump-sum payments were recognized as settlements during fiscal year 2009.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an annual allowance of $4.8 million effective August 1, 2007 and $15.5 million effective January 1, 2011. The difference between this amount and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Income and Statements of Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands)	2011	2010

Benefit obligation at beginning of year	$398,360	$378,032
Service cost	9,553	8,841
Interest cost	18,819	19,729
Plan amendments	—	(2,949)
Actuarial (gain) loss	(12,625)	28,437
Settlement loss	746	778
Gross benefits paid *	(30,690)	(34,508)

Benefit obligation at end of year	$384,163	$398,360

Accumulated benefit obligation at end of year	$329,594	$338,042

*	Includes $(2,333) and $(2,293) lump-sum payments recognized as settlements in fiscal years 2011 and 2010, respectively.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2011	2010

Fair value of plan assets at beginning of year	$240,922	$223,688
Actual return on plan assets	20,455	45,648
Employer contributions	17,272	6,094
Gross benefits paid *	(30,690)	(34,508)
Fair value of plan assets at end of year	$247,959	$240,922

Funded status of plans, end of year	$(136,204)	$(157,438)

*	Includes $(2,333) and $(2,293) lump-sum payments recognized as settlements in fiscal years 2011 and 2010, respectively.

The following table sets forth the amounts recognized in the Balance Sheets at September 30:

(Thousands)	2011	2010

Current liabilities	$(2,440)	$(2,420)
Noncurrent liabilities	(133,764)	(155,018)
Total	$(136,204)	$(157,438)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$132,671	$157,327
Prior service costs	5,603	6,245
Sub-total	138,274	163,572
Adjustments for amounts included in Regulatory Assets	(134,334)	(158,867)
Total	$3,940	$4,705

At September 30, 2011, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal year 2012:

(Thousands)

Amortization of net actuarial loss	$9,105
Amortization of prior service cost	592
Sub-total	9,697
Regulatory adjustment	(9,332)
Total	$365

The assumptions used to calculate net periodic pension costs are as follows:

	2011	2010	2009

Weighted average discount rate	4.75%	5.25%	6.60%
Weighted average rate of future compensation increase	3.00%	3.25%	3.75%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%

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
The assumptions used to calculate the benefit obligations are as follows:

	2011	2010

Weighted average discount rate	5.10%	4.75%
Weighted average rate of future compensation increase	3.00%	3.00%

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2011	2010

Projected benefit obligation	$384,163	$398,360
Fair value of plan assets	247,959	240,922

Accumulated benefit obligation	329,594	338,042
Fair value of plan assets	247,959	240,922

Following are the targeted and actual plan assets by category:

	2012	2011	2010
	Target	Actual	Actual

Equity Strategy	50%	45%	49%
Debt Securities	50%	55%	51%
Total	100%	100%	100%

Laclede Gas’ investment policy is designed to maximize, to the extent possible, the funded status of the plan over time, and minimize volatility of funding and costs. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas’ tolerance for risk. The duration of plan liabilities and the impact of potential changes in asset values on the funded status are fundamental considerations in the selection of plan assets. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. The policy seeks to avoid significant concentrations of risk by investing in a diversified portfolio of assets. Investments in corporate, U. S. government and agencies, and, to a lesser extent, international debt securities seek to provide duration matching with plan liabilities, and typically have investment grade ratings and reflect allocations across various entities and industries. The investment policy permits the use of derivative instruments, which may be used to achieve the desired market exposure of an index, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation. The Equity Strategy utilizes a combination of derivative instruments and debt securities to achieve both diversified equity market exposure while generating returns from the fixed-income investments and providing further duration matching with the liabilities. Performance and compliance with the guidelines is regularly monitored. The policy calls for increased allocations to debt securities as the funded status improves.
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds

2012	$20.9	$2.4
2013	22.2	1.5
2014	23.5	1.0
2015	26.9	0.8
2016	29.0	0.8
2017 – 2021	167.7	3.9

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2012 are anticipated to be $25.1 million into the qualified trusts, and $2.4 million into the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2011, 2010, and 2009 amounted to $9.1 million, $7.6 million, and $7.6 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2011	2010	2009

Service cost – benefits earned during the period	$7,676	$6,442	$5,132
Interest cost on accumulated postretirement
benefit obligation	4,843	4,515	4,679
Expected return on plan assets	(3,646)	(3,032)	(2,376)
Amortization of transition obligation	136	136	136
Amortization of prior service credit	(2,328)	(2,328)	(2,328)
Amortization of actuarial loss	4,443	3,980	3,509
Sub-total	11,124	9,713	8,752
Regulatory adjustment	(2,071)	(2,071)	(1,110)
Net postretirement benefit cost	$9,053	$7,642	$7,642

Other changes in plan assets and postretirement benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2011	2010	2009

Current year actuarial loss	$1,696	$6,713	$11,137
Amortization of actuarial loss	(4,443)	(3,980)	(3,509)
Amortization of prior service credit	2,328	2,328	2,328
Amortization of transition obligation	(136)	(136)	(136)
Sub-total	(555)	4,925	9,820
Regulatory adjustment	555	(4,925)	(9,820)
Total recognized in other comprehensive income	$—	$—	$—

Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s postretirement benefit plans is based on an annual allowance of $7.6 million effective August 1, 2007 and $9.5 million effective January 1, 2011. The difference between this amount and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Income and Statements of Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2011	2010

Benefit obligation at beginning of year	$97,979	$83,631
Service cost	7,676	6,442
Interest cost	4,843	4,515
Actuarial (gain) loss	(1,159)	7,564
Gross benefits paid	(5,348)	(4,173)
Benefit obligation at end of year	$103,991	$97,979

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2011	2010

Fair value of plan assets at beginning of year	$45,090	$33,561
Actual return on plan assets	791	3,883
Employer contributions	11,211	11,819
Gross benefits paid	(5,348)	(4,173)
Fair value of plan assets at end of year	$51,744	$45,090

Funded status of plans, end of year	$(52,247)	$(52,889)

The following table sets forth the amounts recognized in the Balance Sheets at September 30:

(Thousands)	2011	2010

Current liabilities	$(310)	$(300)
Noncurrent liabilities	(51,937)	(52,589)
Total	$(52,247)	$(52,889)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic postretirement benefit cost consist of:
Net actuarial loss	$46,696	$49,442
Prior service credit	(2,096)	(4,423)
Transition obligation	229	365
Sub-total	44,829	45,384
Adjustments for amounts included in Regulatory Assets	(44,829)	(45,384)
Total	$—	$—

At September 30, 2011, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2012:

(Thousands)
Amortization of net actuarial loss	$4,261
Amortization of prior service credit	(2,072)
Amortization of transition obligation	136
Sub-total	2,325
Regulatory adjustment	(2,325)
Total	$—

The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2011	2010	2009

Weighted average discount rate	4.70%	5.15%	6.35%
Weighted average rate of future compensation increase	3.00%	3.25%	3.75%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%

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
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2011	2010

Weighted average discount rate	5.05%	4.70%
Weighted average rate of future compensation increase	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2011	2010
Medical cost trend assumed for next year	7.50%	8.00%
Rate to which the medical cost trend rate is assumed to decline
(the ultimate medical cost trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2017	2017

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost	$1,380	$(1,230)
Effect on accumulated postretirement benefit obligation	6,580	(5,990)

Following are the targeted and actual plan assets by category:

	2012	2011	2010
	Target	Actual	Actual

Equity Securities	60%	59%	59%
Debt Securities	40%	41%	41%
Total	100%	100%	100%

Missouri state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association and Rabbi trusts as its external funding mechanisms. Laclede Gas’ investment policy seeks to maximize investment returns consistent with Laclede Gas’ tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas’ current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short-term debt securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is rebalanced on an ongoing basis to the target allocation. The mutual fund is diversified across U.S. stock and bond markets.

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds

2012	$5.2	$0.3
2013	5.5	0.3
2014	5.8	0.3
2015	6.2	0.4
2016	6.8	0.4
2017 – 2021	51.9	2.0

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Contributions to the postretirement plans in fiscal year 2012 are anticipated to be $11.4 million to the qualified trusts, and $0.3 million paid directly to participants from Laclede Gas funds.

Other Plans

Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $3.6 million, $3.6 million, and $3.5 million for fiscal years 2011, 2010, and 2009, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

The table below categorizes the fair value measurements of Laclede Gas’ pension plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2011
Cash and cash equivalents	$2,123	$—	$—	$2,123
Debt Securities
U.S. bond mutual funds	36,542	—	—	36,542
U.S. government	—	80,185	—	80,185
U.S. corporate	—	103,352	—	103,352
U.S. municipal	—	9,019	—	9,019
International	—	18,578	—	18,578
Derivative instruments (a)	—	(1,840)	—	(1,840)
Total	$38,665	$209,294	$—	$247,959

As of September 30, 2010
Cash and cash equivalents	$1,406	$—	$—	$1,406
Debt Securities
U.S. bond mutual funds	33,082	—	—	33,082
U.S. government	—	90,993	—	90,993
U.S. corporate	—	90,476	—	90,476
U.S. municipal	—	6,241	—	6,241
International	—	18,676	—	18,676
Derivative instruments (b)	—	9	—	9
Other	—	39	—	39
Total	$34,488	$206,434	$—	$240,922

(a)	Derivative liabilities of $10,661 net of cash margin receivable of $8,821.
(b)	Derivative assets of $10,399 net of cash margin payable of $10,390.

The table below categorizes the fair value measurements of Laclede Gas’ postretirement plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2011
Cash and cash equivalents	$1,109	$—	$—	$1,109
U.S. stock/bond mutual fund	50,635	—	—	50,635
Total	$51,744	$—	$—	$51,744

As of September 30, 2010
Cash and cash equivalents	$1,021	$—	$—	$1,021
U.S. stock/bond mutual fund	44,069	—	—	44,069
Total	$45,090	$—	$—	$45,090

Cash and cash equivalents include money market mutual funds valued based on quoted market prices. Fair values of derivative instruments are calculated by investment managers who use valuation models that incorporate observable market inputs. Debt securities are valued based on broker/dealer quotations or by using observable market inputs. The stock and bond mutual funds are valued at the quoted market price of the identical securities.

3.	STOCKHOLDER’S EQUITY

Total shares of common stock outstanding were 11,717 and 11,674 at September 30, 2011 and 2010, respectively.
Common stock and paid-in capital increased $4.8 million and $4.4 million in 2011 and 2010, respectively. These increases were primarily due to stock-based compensation costs allocated to Laclede Gas from Laclede Group and the issuance of common stock to Laclede Group in both periods.
Laclede Gas periodically sold shares of its stock to Laclede Group at prices per share equal to book value on the last day of the quarter preceding each sale. Laclede Gas sold 43 shares to Laclede Group for $1.6 million during fiscal 2011 and 40 shares to Laclede Group for $1.4 million during fiscal 2010, which also represents the total number of shares issued in each year. The proceeds from all the sales were used to reduce short-term borrowings. Exemption from registration for all of the sales was claimed under Section 4(2) of the Securities Act of 1933.
Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by the Utility’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8 million plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2011 and 2010, the amount under the mortgage’s formula that was available to pay dividends was $299 million and $280 million, respectively. Thus, all of the Utility’s retained earnings were free from such restrictions as of those dates.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, all of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC until June 30, 2013 to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital, of which $515.7 million remained under this authorization as of September 30, 2011. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.

The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, September 30, 2009	$79	(2,698)	(2,619)
Current-period change	(64)	(192)	(256)
Balance, September 30, 2010	15	$(2,890)	$(2,875)
Current-period change	(68)	470	402
Balance, September 30, 2011	$(53)	(2,420)	(2,473)

Income tax expense (benefit) recorded for items of other comprehensive income reported in the Statements of Comprehensive Income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period.

4.	LONG-TERM DEBT

Maturities on long-term debt for the five fiscal years subsequent to September 30, 2011 are as follows:

2012	—
2013	$25 million
2014	—
2015	—
2016	—

On November 15, 2010, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. This maturity was funded through short-term borrowings.
At September 30, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of the Utility’s $365 million in long-term debt, $50 million have no call options, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time. The Utility has authority from the MoPSC until June 30, 2013 to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital, of which $515.7 million remained under this authorization as of September 30, 2011. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock, which are described more fully in Note 3, Stockholders’ Equity.
At September 30, 2011 and 2010, Laclede Gas had preferred stock shares authorized totaling 1,480,000, but none were issued and outstanding.

5.	NOTES PAYABLE AND CREDIT AGREEMENTS

The Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line replaced a $320 million syndicated line that had been scheduled to expire in December 2011. The new line, which became effective on July 18, 2011 and is scheduled to expire in July 2016, terminated the previous line on that same date.
Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On September 30, 2011, total debt was 52% of total capitalization.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the fiscal year. Information about the Utility’s internal and external short-term borrowings during the 12 months ended September 30, 2011 and 2010, and as of September 30, 2011 and 2010, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

12 Months Ended September 30, 2011
Weighted average borrowings outstanding	$54.6 million	$44.6 million	$99.2 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $172.1 million	$0 - $79.9 million	$11.5 - $193.0 million

As of September 30, 2011
Borrowings outstanding at end of period	$46.0 million	$52.9 million	$98.9 million
Weighted average interest rate	0.3%	0.3%	0.3%

12 Months Ended September 30, 2010
Weighted average borrowings outstanding	$107.9 million	$0.0 million	$107.9 million
Weighted average interest rate	0.3%	0.2%	0.3%
Range of borrowings outstanding	$48.2 – $178.0 million	$0 - $1.2 million	$48.2 - $178.0 million

As of September 30, 2010
Borrowings outstanding at end of period	$129.7 million	None	$129.7 million
Weighted average interest rate	0.3%	N/A	0.3%

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments at September 30, 2011 and 2010 are as follows:

(Thousands)	Carrying Amount	Fair Value

2011:
Cash and cash equivalents	$923	$923
Marketable securities	14,833	14,833
Derivative instrument assets	5,702	5,702
Short-term debt	98,879	98,879
Long-term debt	364,357	443,739

2010:
Cash and cash equivalents	$1,009	$1,009
Marketable securities	12,856	12,856
Derivative instrument assets	10,974	10,974
Short-term debt	129,650	129,650
Long-term debt, including current portion	389,298	443,959

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. The fair value of marketable securities and derivative instrument assets are valued as described in Note 7, Fair Value Measurements.

7.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX natural gas contracts	457	—	—	5,064	5,521
NYMEX gasoline and heating oil contracts	19	—	—	162	181
Total	$15,309	$—	$—	$5,226	$20,535

Liabilities
NYMEX natural gas contracts	$16,738	$—	$—	$(16,738)	$—
NYMEX gasoline and heating oil contracts	124	—	—	(124)	—
Total	$16,862	$—	$—	$(16,862)	$—

As of September 30, 2010
Assets
U. S. Stock/Bond Mutual Funds	$12,856	$—	$—	$—	$12,856
NYMEX natural gas contracts	1,909	—	—	8,786	10,695
NYMEX gasoline and heating oil contracts	59	—	—	220	279
Total	$14,824	$—	$—	$9,006	$23,830

Liabilities
NYMEX natural gas contracts	$40,537	$—	$—	$(40,537)	$—
NYMEX gasoline and heating oil contracts	37	—	—	(37)	—
Total	40,574	—	—	(40,574)	—

The mutual funds included in Level 1 are valued based on quoted market prices of identical securities that are provided by the trustees of these securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). During fiscal years 2011 and 2010, there were no transfers between the levels of the fair value hierarchy. The Utility’s policy is to recognize such transfers, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The mutual funds are included in the Other investments line of the Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Balance Sheets when a legally enforceable netting agreement exists between Laclede Gas and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 8, Derivative Instruments and Hedging Activities.

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Laclede Gas has a risk management policy that allows for the purchase of natural gas derivative instruments with the goal of managing price risk associated with purchasing natural gas on behalf of its customers. This policy prohibits speculation and permits the Utility to hedge up to 70% of its normal volumes purchased for up to a 36-month period. Costs and cost reductions, including carrying costs, associated with the Utility’s use of natural gas derivative instruments are allowed to be passed on to the Utility’s customers through the operation of its PGA Clause, through which the MoPSC allows the Utility to recover gas supply costs, subject to prudence review by the MoPSC. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments. The Utility does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980 and, as a result, have no direct impact on the Statements of Income. The timing of the operation of the PGA Clause may cause interim variations in short-term cash flows because the Utility is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA Clause.
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2011, Laclede Gas held 0.3 million gallons of gasoline futures contracts at an average price of $2.86 per gallon and 0.3 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to September 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2011, it is expected that approximately $0.1 million in pre-tax losses will be reclassified into the Statements of Income during fiscal year 2012. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2011 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2012	19.82	$4.73
Fiscal 2013	4.18	4.71

At September 30, 2011, Laclede Gas also had 13.0 million MMBtu of other price risk mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income

	Location of Gain (Loss)
(Thousands)	Recorded in Income	2011	2010	2009 (a)
Derivatives in Cash Flow Hedging Relationships

NYMEX gasoline and heating oil contracts:
Effective portion of gain (loss) recognized in OCI on derivatives		$355	$160	$248

Effective portion of gain (loss) reclassified from AOCI to income	Utility – Other Operation Expenses	466	264	119

Ineffective portion of gain (loss) on derivatives recognized in income	Utility – Other Operation Expenses	12	(57)	198

Derivatives Not Designated as Hedging Instruments (b)

NYMEX gasoline and heating oil contracts:

Gain (loss) recognized in income on derivative	Other Income and (Income Deductions) - Net	$37	$(1)	$17

(a)
The Utility prospectively adopted SFAS No. 161, as codified in ASC Topic 815, in the second quarter of fiscal year 2009. Accordingly, amounts disclosed in this column exclude activity prior to January 1, 2009.

(b)
Gains and losses on Laclede Gas’ natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Utility’s PGA Clause and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Income. Such amounts are recognized in the Statements of Income as a component of Utility Natural and Propane Gas operating expenses when they are recovered through the PGA Clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$15		Derivative Instrument Assets	$117

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		461			16,745
Total derivatives		$476			$16,862

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$56		Derivative Instrument Assets	$34

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	1,401		Derivative Instrument Assets	37,457
	Other Deferred Charges	508		Other Deferred Charges	3,080
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	3		Derivative Instrument Assets	3
Sub-total		1,912			40,540
Total derivatives		$1,968			$40,574

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Balance Sheets. As such, the gross balances presented in the table above are not indicative of the Utility’s net economic exposure. Refer to Note 7, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

	(Thousands)	2011	2010

	Fair value of asset derivatives presented above	$476	$1,968
	Fair value of cash margin receivables	22,088	49,580
	Netting of assets and liabilities with the same counterparty	(16,862)	(40,574)
	Total	$5,702	$10,974

	Derivative Instrument Assets, per Balance Sheets:
	Derivative instrument assets	$4,746	$9,288
	Other deferred charges	956	1,686
	Total	$5,702	$10,974

	Fair value of liability derivatives presented above	$16,862	$40,574
	Netting of assets and liabilities with the same counterparty	(16,862)	(40,574)
	Derivative instrument liabilities, per Balance Sheets*	$—	$—

*	Included in the Other line of the Current Liabilities section

9.	INCOME TAXES

The net provisions for income taxes charged during the fiscal years ended September 30, 2011, 2010, and 2009 are as follows:

(Thousands)	2011	2010	2009

Included in Statements of Income:
Federal
Current	$133	$(11,412)	$(6,437)
Deferred	19,848	27,222	18,423
Investment tax credits	(213)	(216)	(219)
State and local
Current	(152)	(1,892)	(1,108)
Deferred	3,380	4,448	3,200
Total Income Tax Expense	$22,996	$18,150	$13,859

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2011	2010	2009

Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal
income tax benefits	2.7	2.9	2.9
Certain expenses capitalized on books and
deducted on tax return	(6.1)	(5.6)	(5.9)
Taxes related to prior years	(0.8)	(0.4)	(0.5)
Other items – net	(0.8)	(0.5)	(2.0)
Effective income tax rate	30.0%	31.4%	29.5%

The significant items comprising the net deferred tax liability recognized in the Balance Sheets as of September 30 are as follows:

(Thousands)	2011	2010

Deferred tax assets:
Reserves not currently deductible	$18,146	$18,808
Pension and other postretirement benefits	69,112	78,790
Unamortized investment tax credits	2,088	2,222
Other*	9,529	7,108
Total deferred tax assets	98,875	106,928

Deferred tax liabilities:
Relating to property	278,422	255,901
Regulatory pension and other postretirement benefits	111,327	110,396
Deferred gas costs	14,674	22,126
Other	18,942	15,519
Total deferred tax liabilities	423,365	403,942

Net deferred tax liability	324,490	297,014
Net deferred tax liability – current*	(9,165)	(4,248)
Net deferred tax liability – non-current	$315,325	$292,766

*Includes investments in state tax credits totaling $2.3 million as of September 30, 2011.  There were none as of September 30, 2010.

Laclede Group files a consolidated federal and state income tax return and allocates income taxes to Laclede Gas and its other subsidiaries as if each entity were a separate taxpayer. Pursuant to GAAP, the Utility may recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Utility records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Balance Sheets.
The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits at September 30 as reported in the Balance Sheets:

(Thousands)	2011	2010

Unrecognized tax benefits, beginning of year	$6,383	$1,366
Increases (decreases) related to tax positions taken in current year	(233)	5,017
Reductions due to lapse of applicable statute of limitations	(614)	—
Unrecognized tax benefits, end of year	$5,536	$6,383

The amount of unrecognized tax benefits, which, if recognized, would affect the Utility’s effective tax rate were $1.3 million and $1.7 million as of September 30, 2011 and 2010, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Utility’s unrecognized tax benefits. The Utility does not expect that any such change will be significant.
Interest accrued associated with the Utility’s uncertain tax positions as of September 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively, and no penalties were accrued as of those dates. Interest expense accrued during fiscal years 2011 and 2010 was $0.2 million per year, and immaterial for fiscal year 2009. During fiscal year 2011, the Utility reversed $0.1 million of accrued interest expense in the Statements of Income.
Laclede Group and/or Laclede Gas are subject to U.S. federal income tax as well as income tax of state and local jurisdictions. These companies are no longer subject to examination for fiscal years prior to 2008.

10.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

(Thousands)	2011	2010	2009

Interest income	$1,057	$1,493	$2,505
Net investment (loss) gain	(73)	890	229
Other income	53	161	316
Other income deductions	(212)	25	78
Other Income and (Income Deductions) – Net	$825	$2,569	$3,128

The decrease in Other Income and (Income Deductions) – Net in fiscal year 2011 (compared to fiscal year 2010), was primarily due to higher net investment losses, lower income associated with carrying costs applied to under-recoveries of gas costs and other minor variations. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.
The decrease in Other Income and (Income Deductions) – Net in fiscal year 2010 (compared to fiscal year 2009), was primarily due to lower income associated with carrying costs applied to under-recoveries of gas costs and other minor variations, partially offset by higher net investment gains.

11.	INFORMATION BY OPERATING SEGMENT

The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas serving an area of eastern Missouri, with a population of approximately 2.2 million, including the City of St. Louis and ten counties in eastern Missouri. The Non-Regulated Other segment includes Laclede Gas’ non-regulated business activities, which are comprised of its non-regulated propane sales transactions, its propane storage and related services, and its merchandise sales business. The merchandise sales business, which was not material, ceased operations on September 30, 2009. Accounting policies are described in Note 1. There are no material intersegment revenues.

	Regulated Gas	Non-Regulated		Adjustments &
(Thousands)	Distribution	Other		Eliminations	Total

FISCAL 2011
Operating revenues	$913,190	$19,138		$—	$932,328
Depreciation and amortization	39,214	—	*	—	39,214
Interest income	1,057	—		—	1,057
Interest charges	25,544	—		—	25,544
Income tax expense	18,694	4,302		—	22,996
Net economic earnings	46,952	6,851	**	—	53,803
Total assets	1,641,386	1,660		—	1,643,046
Capital expenditures	67,304	—		—	67,304

FISCAL 2010
Operating revenues	$864,297	$10,327		$—	$874,624
Depreciation and amortization	37,572	—		—	37,572
Interest income	1,493	—		—	1,493
Interest charges	26,852	—		—	26,852
Income tax expense	15,842	2,308		—	18,150
Net economic earnings	36,141	3,675	**		39,816
Total assets	1,657,530	922		—	1,658,452
Capital expenditures	56,234	—		—	56,234

FISCAL 2009
Operating revenues	$1,053,993	$2,246		$—	$1,056,239
Depreciation and amortization	36,751	—		—	36,751
Interest income	2,505	—		—	2,505
Interest charges	30,353	—		—	30,353
Income tax expense	13,856	3		—	13,859
Net economic earnings	33,072	6			33,078
Total assets	1,598,600	1,687		—	1,600,287
Capital expenditures	51,384	—		—	51,384

*	Depreciation, amortization, and accretion for Non-Regulated Other is included in Other Operating Expenses on Statements of Income ($20,000 for fiscal year 2011).
**
Net economic earnings include income realized by Laclede Gas from two separate non-regulated sales of propane inventory no longer needed to serve utility customers, one of which occurred in fiscal 2010 and the other occurring in fiscal 2011.  These transactions resulted in after-tax earnings totaling $6.1 million in fiscal 2011 and $3.7 million in fiscal 2010.

Reconciliation of Net Economic Earnings to Net Income
(Thousands)	2011	2010	2009

Total Net Economic Earnings above	$53,803	$39,816	$33,078
Add: Unrealized (loss) gain on energy-related derivative contracts, net of tax	(26)	(91)	105
Net Income	$53,777	$39,725	$33,183

12.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas estimates total Utility capital expenditures for fiscal 2012 at approximately $104 million. During fiscal year 2011, the Utility initiated a multi-year project to replace its existing work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At September 30, 2011, the Utility was contractually committed to costs of approximately $6 million related to this project, with additional expenditures to be incurred throughout the project's life.
Laclede Gas has entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2011 are estimated at approximately $344 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $81 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers its costs from customers in accordance with the PGA Clause.
Laclede Pipeline Company (Pipeline), a wholly-owned subsidiary of Laclede Group, is providing liquid propane transportation service to Laclede Gas pursuant to an approved FERC tariff and a contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.

Leases and Guarantees

The lease agreement covering the headquarters office space of Laclede Gas extends through February 2015 with the option to renew for up to five additional years. The aggregate rental expense for fiscal years 2011, 2010, and 2009 was $918,000, $909,000, and $900,000, respectively. The annual minimum rental payment for fiscal year 2012 is anticipated to be approximately $927,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2015. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $3.0 million in fiscal year 2012, $1.9 million in fiscal year 2013, $1.2 million in fiscal year 2014, and $0.3 million in fiscal year 2015. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments.
Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends through 2015. At September 30, 2011, the maximum guarantees under these leases are $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At September 30, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.

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
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. The Utility is evaluating the Attorney General’s request to ascertain whether, or to what extent, it will be involved in additional site investigations and/or site remediation.
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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual, which the MoPSC dismissed. On February 4, 2011, the MoPSC issued an Order finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.
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
Laclede Gas is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the financial position, results of operations, or cash flows of the Utility.

13.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

In the opinion of Laclede Gas, the quarterly information presented below for fiscal years 2011 and 2010 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

(Thousands, Except Per Share Amounts)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2011
Total Operating Revenues	$277,443	$388,375	$169,479	$97,031
Operating Income (Loss)	37,685	47,308	19,857	(3,358)
Net Income (Loss)	21,455	26,232	11,533	(5,443)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2010
Total Operating Revenues	$293,254	$373,521	$124,746	$83,103
Operating Income (Loss)	37,702	42,852	5,589	(3,985)
Net Income (Loss)	21,066	23,416	24	(4,781)

14.	SUBSEQUENT EVENT

As discussed in Note 8, Derivative Instruments and Hedging Activities, Laclede Gas enters into NYMEX exchange-traded derivative instruments. At September 30, 2011, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas to a new brokerage firm. As of November 17, 2011, the Utility had $1.7 million on deposit with MF Global in customer-segregated accounts that remain frozen pending final resolution by the bankruptcy trustee. While the Utility's exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in and disagreements on accounting and financial disclosure with Laclede’s outside auditors that are required to be disclosed.

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
The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 34 through 36.

Item 9B. Other Information

None.

Part III

Item 14. Principal Accounting Fees and Services

The following table displays the aggregate fees for professional audit services for the audit of the financial statements of The Laclede Group, Inc. and Laclede Gas Company for the fiscal years ended September 30, 2011 and 2010 and fees billed for other services during those periods by the Company’s independent registered public accounting firm, Deloitte & Touche LLP. Approximately 82% and 84% of the fees listed below were allocated to the Utility in fiscal years 2011 and 2010, respectively.

	2011	2010

Audit fees	$602,000	$609,565
Audit related fees (1)	14,532	47,707
Tax fees (2)	47,409	25,900
All other fees (3)	2,200	2,000
Total	$666,141	$685,172

(1)	Audit related fees consisted of comfort letters, consents for registration statements and work paper reviews.
(2)	Tax fees consisted primarily of assistance with tax planning, compliance and reporting.
(3)	All other fees consisted of an annual subscription for the accounting technical library.

The Laclede Group, Inc.’s Audit Committee (Committee) pre-approved all of the fees disclosed for fiscal years 2010 and 2011.  Consistent with Securities and Exchange Commission requirements regarding accountant independence, Laclede Group’s Audit Committee recognizes the importance of maintaining the independence, in fact and appearance, of our independent registered public accountant.  To this end, the Audit Committee adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent accountant.  Under the policy, the Committee or its designated member must pre-approve services prior to commencement of the specified service, provided that all fees relative to compliance with Section 404 of the Sarbanes-Oxley Act may only be pre-approved by the Committee.  Any pre-approvals by the designated member between meetings will be reported to the Audit Committee at its next meeting.  The requests for pre-approval are submitted to the Audit Committee or its designated member, as applicable, by both the independent accountant and Laclede Group’s Chief Financial Officer with a joint statement as to whether in their view the request is consistent with the Securities and Exchange Commission’s rules on accountant independence.  At each Committee meeting, the Audit Committee reviews a report summarizing the services, including fees, provided by the independent accountant, a listing of pre-approved services provided since its last meeting, and a current projection of the estimated annual fees to be paid to the independent accountant.

Part IV

Item 15. Exhibits, Financial Statement Schedule
			2011 10-K Page
(a)	1.	Financial Statements:

		See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

	2.	Supplemental Schedule

		II – Reserves	75

		Schedules not included have been omitted because they are not applicable or the
		required data has been included in the financial statements or notes to financial
		statements.

	3.	Exhibits

		Incorporated herein by reference to Index to Exhibits, page 76.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 76.

(b)		Incorporated herein by reference to Index to Exhibits, page 76.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACLEDE GAS COMPANY

November 18, 2011	By /s/	Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/18/11	/s/	Douglas H. Yaeger	Chairman of the Board,
		Douglas H. Yaeger	President and Chief Executive Officer
(Principal Executive Officer)

11/18/11	/s/	Mark D. Waltermire	Director, Senior Vice President
		Mark D. Waltermire	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

11/18/11	/s/	Michael R. Spotanski	Director, Senior Vice President
		Michael R. Spotanski	Operations and Marketing

11/18/11	/s/	Richard A. Skau	Director, Senior Vice President
		Richard A. Skau	Human Resources

SCHEDULE II
LACLEDE GAS COMPANY
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2011:
DOUBTFUL ACCOUNTS	$10,176	$7,257	$11,340	(a)	$18,804	(b)	$9,969
MISCELLANEOUS:
Injuries and
property damage	$3,228	$2,416	$—		$2,041	(c)	$3,603
Deferred compensation	12,571	1,893	—		990		13,474
Group medical claims
incurred but not reported	1,450	14,171	—		14,321	(c)	1,300
TOTAL	$17,249	$18,480	$—		$17,352		$18,377

YEAR ENDED
SEPTEMBER 30, 2010:
DOUBTFUL ACCOUNTS	$10,791	$8,609	$12,018	(a)	$21,242	(b)	$10,176
MISCELLANEOUS:
Injuries and
property damage	$3,653	$2,313	$—		$2,738	(c)	$3,228
Deferred compensation	11,905	1,702	—		1,036		12,571
Group medical claims
incurred but not reported	1,450	12,833	—		12,833	(c)	1,450
TOTAL	$17,008	$16,848	$—		$16,607		$17,249

YEAR ENDED
SEPTEMBER 30, 2009:
DOUBTFUL ACCOUNTS	$12,476	$12,155	$11,138	(a)	$24,978	(b)	$10,791
MISCELLANEOUS:
Injuries and
property damage	$2,812	$2,949	$—		$2,108	(c)	$3,653
Deferred compensation	11,164	1,649	—		908		11,905
Group medical claims
incurred but not reported	1,500	12,305	—		12,355	(c)	1,450
TOTAL	$15,476	$16,903	$—		$15,371		$17,008

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.

3.01(i)*	-	Laclede’s Restated Articles of Incorporation as amended March 1, 2010; filed as Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2010.
3.01(ii)*	-	Bylaws of Laclede effective January 18, 2002; filed as Exhibit 3.4 to Laclede’s Form 8-K filed May 29, 2002.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*	-	Twenty-Third Supplemental Indenture dated as of October 15, 1997; filed on November 6, 1997 as Exhibit 4.01 to Laclede’s Form 8-K.
4.04*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999; filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000; filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.08*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006; filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.09*	-	Thirtieth Supplemental Indenture dated as of September 15, 2008; filed on September 23, 2008 as Exhibit 4.1 to Laclede’s Form 8-K.
4.10*	-
Laclede Gas Company Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to the Company’s 1991 10-K.

4.10a*	-
Company Board of Directors’ Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas Company resolutions; filed as Exhibit 4.19(a) to the Company’s Form 10-K for the year ended September 30, 2003.

10.01*	-	Laclede Incentive Compensation Plan, amended and restated effective as of January 1, 2005; filed as Exhibit 10.3 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.02*	-	Laclede Incentive Compensation Plan II, effective as of January 1, 2005; filed as Exhibit 10.4 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.03*	-	Senior Officers’ Life Insurance Program of Laclede, as amended; filed as Exhibit 10.03 to the Company’s 1990 10-K.
10.03a*	-
Certified copy of resolutions of Laclede’s Board of Directors adopted on June 27, 1991 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.01 to the Company’s 10-Q for the fiscal quarter ended June 30, 1991.

10.03b*	-
Certified copy of resolutions of Laclede’s Board of Directors adopted on January 28, 1993 amending the Senior Officers’ Life Insurance Program; filed as Exhibit 10.03 to the Company’s 10-Q for the fiscal quarter ended March 31, 1993.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.04*	-
Restated Laclede Gas Company Supplemental Retirement Benefit Plan, as amended and restated effective as of November 1, 2005; filed as Exhibit 10.06 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.

10.05*	-
Amended and Restated Storage Service Agreement For Rate Schedule FSS, Contract #3147 between Centerpoint Energy-Mississippi River Transmission Corporation (MRT) and Laclede dated March 18, 2008; filed as Exhibit 10.5 to the Company’s 10-Q for the fiscal quarter ended March 31, 2008.

10.05a*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3310 between Laclede and MRT dated March 18, 2008; filed as Exhibit 10.6 to the Company’s 10-Q for the fiscal quarter ended March 31, 2008.

10.05b*	-
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3311, between Laclede and MRT dated March 18, 2008; filed as Exhibit 10.7 to the Company’s 10-Q for the fiscal quarter ended March 31, 2008.

10.06*	-	Laclede Supplemental Retirement Benefit Plan II, effective as of January 1, 2005; filed as Exhibit 10.7 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.07*	-
Salient Features of the Laclede Gas Company Deferred Income Plan for Directors and Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to the Company’s 1991 10-K.

10.07a*	-	Amendment to Laclede’s Deferred Income Plan for Directors and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to the Company’s 1992 10-K.
10.08*	-	Form of Indemnification Agreement between Laclede and its Directors and Officers; filed as Exhibit 10.13 to the Company’s 1990 10-K.
10.09*	-	The Laclede Group Management Continuity Protection Plan, effective as of January 1, 2005; filed as Exhibit 10.5 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.09a*	-	Form of Management Continuity Protection Agreement; Filed as Exhibit 10.05a to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.10*	-
Salient Features of the Laclede Gas Company Deferred Income Plan II for Directors and Selected Executives (as amended and restated effective as of January 1, 2005); filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.

10.11*	-
Salient Features of the Company’s Deferred Income Plan for Directors and Selected Executives (effective as of January 1, 2005); filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.

10.12*	-
Loan agreement with Laclede Gas Company dated July 18, 2011 with several banks, including Wells Fargo Bank, National Association as administrative agent, U. S. Bank National Association as lead arranger, and JPMorgan Chase Bank, N. A. as documentation agent; filed as Exhibit 10.4 to the Utility’s Form 10-Q for the fiscal quarter ended June 30, 2011.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822.

Bold items reflect management, contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit
No.

10.13*	-	The Laclede Group, Inc. 2002 Equity Incentive Plan; filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended September 30, 2002.
10.13a*	-	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company’s Form 8-K filed November 5, 2004.
10.13b*	-	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company’s Form 8-K filed November 5, 2004.
10.14*	-	Lease between Laclede Gas Company, as Lessee and First National Bank in St. Louis, Trustee, as Lessor; filed as Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended September 30, 2002.
10.15*	-
Automated Meter Reading Services Agreement executed March 11, 2005; filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2005. Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.16*	-	The Laclede Group, Inc. Annual Incentive Plan; filed as Appendix 1 to the Company’s proxy statement filed December 17, 2010.
10.17*	-	The Laclede Group, Inc. 2006 Equity Incentive Plan; filed as Appendix 2 to the Company’s proxy statement, filed December 17, 2010.
10.17a*	-	Restricted Stock Unit Award Agreement with Douglas H. Yaeger dated February 14, 2008; filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.
10.17b*	-	Form of Restricted Stock Award Agreement filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.17c*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.17d*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended December 31, 2009.
10.18*	-	The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended September 30, 2010.
10.18a*	-	Form of Agreement Under The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company’s Form 10-K for the fiscal year ended September 30, 2010.
12	-	Ratio of Earnings to Fixed Charges.
23	-	Consent of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of Laclede Gas Company.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Laclede Gas Company.

*Incorporated herein by reference and made a part hereof. Laclede’s File No. 1-1822.

Bold items reflect management, contract or compensatory plan or arrangement.