Form 10-Q
period 2011-12-31
LACLEDE GAS CO
filed 2012-01-27
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822

LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
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

As of January 26, 2012, there were 11,728 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by Laclede Gas Company (Laclede Gas or the Utility), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Utility’s Form 10-K for the fiscal year ended September 30, 2011.

Item 1. Financial Statements
LACLEDE GAS COMPANY
STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Operating Revenues:
Utility	$250,902	$277,443
Other	1,081	—
Total Operating Revenues	251,983	277,443
Operating Expenses:
Utility
Natural and propane gas	146,751	173,365
Other operation expenses	37,565	34,862
Maintenance	5,308	6,140
Depreciation and amortization	10,089	9,638
Taxes, other than income taxes	14,667	15,748
Total Utility Operating Expenses	214,380	239,753
Other	81	5
Total Operating Expenses	214,461	239,758
Operating Income	37,522	37,685
Other Income and (Income Deductions) – Net	1,939	1,815
Interest Charges:
Interest on long-term debt	5,739	5,942
Other interest charges	619	777
Total Interest Charges	6,358	6,719
Income Before Income Taxes	33,103	32,781
Income Tax Expense	11,406	11,326
Net Income	$21,697	$21,455

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Net Income	$21,697	$21,455
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	50	173
Reclassification adjustment for gains included in net income	(14)	(49)
Net unrealized gains on cash flow hedging derivative instruments	36	124
Amortization of actuarial loss included in net periodic pension and
postretirement benefit cost	91	107
Other Comprehensive Income, Before Tax	127	231
Income Tax Expense Related to Items of Other Comprehensive Income	49	89
Other Comprehensive Income, Net of Tax	78	142
Comprehensive Income	$21,775	$21,597

See Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2011	2011	2010

ASSETS
Utility Plant	$1,400,001	$1,386,590	$1,338,568
Less: Accumulated depreciation and amortization	463,148	457,907	447,582
Net Utility Plant	936,853	928,683	890,986
Other Property and Investments	48,859	46,950	46,332

Current Assets:
Cash and cash equivalents	1,341	923	1,208
Accounts receivable:
Utility	135,758	71,090	165,171
Non-utility	1,865	1,347	732
Associated companies	6,889	426	5,947
Other	11,167	6,935	6,665
Allowance for doubtful accounts	(5,885)	(9,969)	(6,628)
Inventories:
Natural gas stored underground at LIFO cost	113,668	115,170	109,171
Propane gas at FIFO cost	8,964	8,961	16,881
Materials, supplies, and merchandise at average cost	4,730	4,104	4,130
Derivative instrument assets	—	4,746	10,415
Unamortized purchased gas adjustments	19,413	25,719	18,136
Prepayments and other	7,989	8,527	5,920
Total Current Assets	305,899	237,979	337,748

Deferred Charges:
Regulatory assets	458,648	423,492	453,030
Other	5,776	5,942	7,100
Total Deferred Charges	464,424	429,434	460,130
Total Assets	$1,756,035	$1,643,046	$1,735,196

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands, except share amounts)	2011	2011	2010

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (11,728, 11,717, and 11,684 shares issued, respectively)	$213,415	$212,970	$209,238
Retained earnings	235,832	223,460	218,373
Accumulated other comprehensive loss	(2,395)	(2,473)	(2,733)
Total Common Stock Equity	446,852	433,957	424,878
Long-term debt (less current portion)	339,372	364,357	364,313
Total Capitalization	786,224	798,314	789,191

Current Liabilities:
Notes payable	113,000	46,000	97,450
Notes payable – associated companies	62,822	52,879	68,910
Accounts payable	54,367	45,635	68,625
Accounts payable – associated companies	5	1,730	5
Advance customer billings	11,600	15,230	9,639
Current portion of long-term debt	25,000	—	—
Wages and compensation accrued	12,529	13,650	12,406
Dividends payable	9,325	9,084	9,062
Customer deposits	10,080	10,048	11,315
Interest accrued	5,519	8,812	5,756
Taxes accrued	14,545	10,038	18,670
Deferred income taxes	8,204	9,165	4,159
Other	20,900	9,191	23,781
Total Current Liabilities	347,896	231,462	329,778

Deferred Credits and Other Liabilities:
Deferred income taxes	335,176	315,325	298,176
Unamortized investment tax credits	3,272	3,326	3,485
Pension and postretirement benefit costs	172,791	185,701	210,642
Asset retirement obligations	27,895	27,486	26,215
Regulatory liabilities	51,904	50,846	47,898
Other	30,877	30,586	29,811
Total Deferred Credits and Other Liabilities	621,915	613,270	616,227
Commitments and Contingencies (Note 8)
Total Capitalization and Liabilities	$1,756,035	$1,643,046	$1,735,196

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Operating Activities:
Net Income	$21,697	$21,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,100	9,638
Deferred income taxes and investment tax credits	7,939	1,157
Other – net	(672)	(761)
Changes in assets and liabilities:
Accounts receivable – net	(79,965)	(103,575)
Unamortized purchased gas adjustments	6,306	5,582
Deferred purchased gas costs	(26,415)	30,860
Accounts payable	9,031	32,711
Advance customer billings	(3,630)	(7,170)
Taxes accrued	3,992	9,987
Natural gas stored underground	1,502	4,405
Other assets and liabilities	(11,067)	(6,351)
Net cash used in operating activities	(61,182)	(2,062)

Investing Activities:
Capital expenditures	(18,331)	(15,512)
Other investments	(280)	1,002
Net cash used in investing activities	(18,611)	(14,510)

Financing Activities:
Maturity of first mortgage bonds	—	(25,000)
Issuance (repayment) of short-term debt - net	67,000	(32,200)
Borrowings from Laclede Group	99,123	88,762
Repayment of borrowings from Laclede Group	(89,180)	(19,852)
Changes in book overdrafts	11,842	13,310
Dividends paid	(9,084)	(8,806)
Issuance of common stock to Laclede Group	407	352
Excess tax benefits from stock-based compensation	117	205
Other	(14)	—
Net cash provided by financing activities	80,211	16,771

Net Increase in Cash and Cash Equivalents	418	199
Cash and Cash Equivalents at Beginning of Period	923	1,009
Cash and Cash Equivalents at End of Period	$1,341	$1,208

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$9,634	$10,321
Income taxes	2,014	595

See Notes to Financial Statements.

LACLEDE GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying unaudited financial statements of Laclede Gas Company (Laclede Gas or the Utility). In the opinion of Laclede Gas, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Laclede Gas is a wholly owned subsidiary of The Laclede Group Inc. (Laclede Group). This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in the Utility’s Fiscal Year 2011 Form 10-K.
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
BASIS OF PRESENTATION - In compliance with generally accepted accounting principles, transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas’ Balance Sheets have not been eliminated from the Laclede Gas financial statements. Transactions with associated companies include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. Sales of natural gas from Laclede Gas to LER were negligible for the three months ended December 31, 2011 and were $0.9 million for the same period last year. Sales of natural gas from LER to Laclede Gas during the three months ended December 31, 2011 and 2010 totaled $6.6 million and $8.7 million, respectively. Transportation services provided by Laclede Pipeline Company to Laclede Gas totaled $0.3 million for the three months ended December 31, 2011 and 2010.
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-Associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may, on occasion, borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $62.8 million, $52.9 million, and $68.9 million at December 31, 2011, September 30, 2011, and December 31, 2010, respectively. The interest rate on these borrowings was 0.3% at December 31, 2011 and September 30, 2011, and 0.4% at December 31, 2010. Advances under this note are due and payable on demand.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its utility operating revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2011 and 2010, for the Utility, were $38.3 million and $54.6 million, respectively. The amount of accrued unbilled revenue at September 30, 2011 was $11.8 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues for the quarters ended December 31, 2011 and 2010 were $10.2 million, and $11.3 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
STOCK-BASED COMPENSATION – Officers and employees of Laclede Gas, as determined by the Compensation Committee of Laclede Group’s Board of Directors, are eligible to be selected for awards under the Laclede Group 2006 Equity Incentive Plan. For Laclede Group’s non-employee directors, shares are awarded under the Restricted Stock Plan for Non-Employee Directors. Refer to Note 1 of the Notes to Financial Statements included in Laclede Gas’ Form 10-K for the fiscal year ended September 30, 2011 for descriptions of these plans. For awards made to its employees, the Utility records its allocation of compensation cost from Laclede Group with a corresponding increase to additional paid-in capital.

The amounts of compensation cost allocated to the Utility for share-based compensation arrangements for the quarters ended December 31, 2011 and 2010 are presented below:

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Total equity compensation cost	$567	$613
Compensation cost capitalized	(138)	(154)
Compensation cost recognized in net income	429	459
Income tax benefit recognized in net income	(165)	(177)
Compensation cost recognized in net income, net of income tax	$264	$282

As of December 31, 2011, there was $5.6 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.4 years.
NEW ACCOUNTING STANDARDS – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU does not change what items are measured at fair value, but instead makes various changes to the guidance pertaining to how fair value is measured. Additionally, the ASU sets forth additional disclosure requirements, including additional information about Level 3 fair value measurements. Many of the amendments in this ASU are changes to align the wording in U.S. GAAP with IFRS and, as such, are not intended to result in a change in the application of the guidance. The Utility is required to adopt the guidance in this ASU on a prospective basis in the second quarter of fiscal year 2012. The Utility does not expect the adoption of this ASU to have a material impact on its financial condition or results of operations.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” to amend ASC Topic 220, “Comprehensive Income,” by changing certain financial statement presentation requirements. Under the amended guidance, entities may either present a single continuous statement of comprehensive income or, consistent with the Utility’s current presentation, provide separate but consecutive statements (a statement of income and a statement of comprehensive income). ASU No. 2011-05 would have required that, regardless of the method chosen, reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements, displaying the effect on both net income and other comprehensive income. However, in December 2011, the FASB issued ASU No. 2011-12 to defer the effective date of this particular requirement while it reconsiders this provision of the guidance. The amendments in these ASUs do not change the items that are required to be reported in other comprehensive income and, accordingly, will not impact total net income, comprehensive income, or earnings per share.
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” to amend ASC Topic 210, “Balance Sheet,” to require additional disclosures about financial instruments and derivative instruments that have been presented on a net basis (offset) in the balance sheet. Additionally, information about financial instruments and derivative instruments that are subject to enforceable master netting arrangements or similar agreements, irrespective of whether they are presented net in the balance sheet, is required to be disclosed. The ASU impacts disclosures only and will not require any changes to financial statement presentation. The Utility will present the new disclosures retrospectively beginning in the first quarter of fiscal year 2014.

2.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Plan assets consist primarily of corporate and U.S. government obligations and equity market exposure achieved through derivative instruments.
Pension costs for the quarters ended December 31, 2011 and 2010 were $4.2 million and $1.6 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Service cost – benefits earned during the period	$2,312	$2,388
Interest cost on projected benefit obligation	4,871	4,705
Expected return on plan assets	(4,899)	(4,712)
Amortization of prior service cost	148	160
Amortization of actuarial loss	2,277	2,557
Sub-total	4,709	5,098
Regulatory adjustment	(483)	(3,533)
Net pension cost	$4,226	$1,565

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. No lump-sum payments were recognized as settlements during the three months ended December 31, 2011 and December 31, 2010.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2012 contributions to the pension plans through December 31, 2011 were $17.6 million to the qualified trusts and approximately $0.1 million to the non-qualified plans. Contributions to the pension plans for the remaining nine months of fiscal year 2012 are anticipated to be at least $15.7 million to the qualified trusts and $6.6 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for the quarters ended December 31, 2011 and 2010 were $2.4 million and $1.9 million, respectively, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Service cost – benefits earned during the period	$2,015	$1,919
Interest cost on accumulated
postretirement benefit obligation	1,380	1,211
Expected return on plan assets	(991)	(911)
Amortization of transition obligation	34	34
Amortization of prior service credit	(518)	(582)
Amortization of actuarial loss	1,065	1,110
Sub-total	2,985	2,781
Regulatory adjustment	(604)	(871)
Net postretirement benefit cost	$2,381	$1,910

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2012 contributions to the postretirement plans through December 31, 2011 were approximately $0.1 million paid directly to participants from Laclede Gas’ funds. No contributions were made to the qualified trusts during the three months ended December 31, 2011. Contributions to the postretirement plans for the remaining nine months of fiscal year 2012 are anticipated to be $11.9 million to the qualified trusts and $0.3 million paid directly to participants from Laclede Gas’ funds.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

(Thousands)	Carrying Amount	Fair Value
As of December 31, 2011
Cash and cash equivalents	$1,341	$1,341
Marketable securities	15,916	15,916
Short-term debt	175,822	175,822
Long-term debt, including current portion	364,372	449,968

As of September 30, 2011
Cash and cash equivalents	$923	$923
Marketable securities	14,833	14,833
Derivative instrument assets	5,702	5,702
Short-term debt	98,879	98,879
Long-term debt	364,357	443,739

As of December 31, 2010
Cash and cash equivalents	$1,208	$1,208
Marketable securities	13,652	13,652
Derivative instrument assets	12,516	12,516
Short-term debt	166,360	166,360
Long-term debt	364,313	393,705

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2011
Assets
U. S. Stock/Bond Mutual Funds	$15,916	$—	$—	$—	$15,916
NYMEX natural gas contracts	8	—	—	(8)	—
NYMEX gasoline and heating
oil contracts	31	—	—	(31)	—
Total	$15,955	$—	$—	$(39)	$15,916

Liabilities
NYMEX natural gas contracts	$26,349	$—	$—	$(26,349)	$—

As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX natural gas contracts	457	—	—	5,064	5,521
NYMEX gasoline and heating
oil contracts	19	—	—	162	181
Total	$15,309	$—	$—	$5,226	$20,535

Liabilities
NYMEX natural gas contracts	$16,738	$—	$—	$(16,738)	$—
NYMEX gasoline and heating
oil contracts	124	—	—	(124)	—
Total	$16,862	$—	$—	$(16,862)	$—

As of December 31, 2010
Assets
U. S. Stock/Bond Mutual Funds	$13,652	$—	$—	$—	$13,652
NYMEX natural gas contracts	2,383	—	—	9,636	12,019
NYMEX gasoline and heating
oil contracts	182	—	—	315	497
Total	$16,217	$—	$—	$9,951	$26,168

Liabilities
NYMEX natural gas contracts	$23,425	$—	$—	$(23,425)	$—

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of identical securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). The Utility’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The mutual funds are included in the Other investments line of the Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Balance Sheets when a legally enforceable netting agreement exists between Laclede Gas and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 5, Derivative Instruments and Hedging Activities.

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At December 31, 2011, Laclede Gas held 0.2 million gallons of gasoline futures contracts at an average price of $2.92 per gallon and 0.4 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to September 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at December 31, 2011, it is expected that essentially no net amount will be reclassified into the Statements of Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at December 31, 2011 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2012	15.41	$4.42
Fiscal 2013	14.34	4.56

At December 31, 2011, Laclede Gas also had 5.2 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income

		Three Months Ended
	Location of Gain (Loss)	December 31,
(Thousands)	Recorded in Income	2011	2010

Derivatives in Cash Flow Hedging Relationships

NYMEX gasoline and heating oil contracts:
Effective portion of gain recognized in
OCI on derivatives		$50	$173

Effective portion of gain reclassified from
AOCI to income	Utility – Other Operation Expenses	14	49

Ineffective portion of gain on derivatives
recognized in income:	Utility – Other Operation Expenses	6	29

Derivatives Not Designated as Hedging Instruments *

NYMEX gasoline and heating oil contracts:

Gain recognized in income on derivatives	Other Income and (Income Deductions) – Net	$1	$16

*
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

Fair Value of Derivative Instruments in the Balance Sheet at December 31, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	$24		Accounts Receivable - Other	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Accounts Receivable – Other	8		Accounts Receivable – Other	26,349
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	7		Accounts Receivable – Other	—
Sub-total		15			26,349
Total derivatives		$39			$26,349

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$15		Derivative Instrument Assets	$117

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		461			16,745
Total derivatives		$476			$16,862

Fair Value of Derivative Instruments in the Balance Sheet at December 31, 2010

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$169		Derivative Instrument Assets	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	2,289		Derivative Instrument Assets	23,180
	Other Deferred Charges	94		Other Deferred Charges	245
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	13		Derivative Instrument Assets	—
Sub-total		2,396			23,425
Total derivatives		$2,565			$23,425

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

    Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

		Dec. 31,	Sept. 30,	Dec. 31,
	(Thousands)	2011	2011	2010

	Fair value of asset derivatives presented above	$39	$476	$2,565
	Fair value of cash margin receivables offset with derivatives	26,310	22,088	33,376
	Netting of assets and liabilities with the same counterparty	(26,349)	(16,862)	(23,425)
	Total	$—	$5,702	$12,516

	Derivative Instrument Assets, per Balance Sheets:
	Derivative instrument assets	$—	$4,746	$10,415
	Other deferred charges	—	956	2,101
	Total	$—	$5,702	$12,516

	Fair value of liability derivatives presented above	$26,349	$16,862	$23,425
	Netting of assets and liabilities with the same counterparty	(26,349)	(16,862)	(23,425)
	Derivative instrument liabilities, per Balance Sheets*	$—	$—	$—

*	Included in the Other line of the Current Liabilities section

6.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Interest income	$337	$411
Net investment gain	1,041	744
Other income	—	13
Other income deductions	561	647
Other Income and (Income Deductions) – Net	$1,939	$1,815

7.	INFORMATION BY OPERATING SEGMENT

The Regulated Gas Distribution segment consists of the regulated operations of Laclede Gas. The Non-Regulated Other segment includes Laclede Gas’ non-regulated business activities, which are comprised of its non-regulated propane sales transactions and its propane storage and related services. Accounting policies are described in Note 1. There are no material intersegment revenues.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings will also exclude, if applicable, the after-tax impact of costs related to acquisition, divestiture, and restructuring activities.

	Regulated	Non-	Adjustments
	Gas	Regulated	&
(Thousands)	Distribution	Other	Eliminations	Total

Three Months Ended
December 31, 2011
Operating revenues	$250,902	$1,081	$—	$251,983
Net economic earnings	21,079	615	—	21,694
Total assets	1,753,859	2,176	—	1,756,035

Three Months Ended
December 31, 2010
Operating revenues	$277,443	$—	$—	$277,443
Net economic earnings	21,434	—	—	21,434
Total assets	1,734,389	807	—	1,735,196

Reconciliation of Net Economic Earnings to Net Income

	Three Months Ended
	December 31,
(Thousands)	2011	2010

Total Net Economic Earnings above	$21,694	$21,434
Add: Unrealized gain on energy-related
derivative contracts, net of tax	3	21
Net Income	$21,697	$21,455

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas has entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2011 are estimated at approximately $244 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At December 31, 2011, the Utility was contractually committed to costs of approximately $8 million related to this project, with additional expenditures to be incurred throughout the project’s life.

Leases and Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2011, the maximum guarantees under these leases are $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.

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
Similar to other natural gas utility companies, Laclede Gas faces the risk of incurring environmental liabilities. In the natural gas industry, these are typically associated with sites formerly owned or operated by gas distribution companies like Laclede Gas and/or its predecessor companies at which manufactured gas operations took place. At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites where costs have been incurred and claims have been asserted: one in Shrewsbury, Missouri and two in the City of St. Louis, Missouri.
With regard to the former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators agreed upon certain remedial actions to a portion of the site in a 1999 Administrative Order on Consent (AOC), which actions have been completed. On September 22, 2008, EPA Region VII issued a letter of Termination and Satisfaction terminating the AOC. However, if after this termination of the AOC, regulators require additional remedial actions, or additional claims are asserted, Laclede Gas may incur additional costs.
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
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, the Utility stated that it would participate in future environmental response activities at the site assuming that other potentially responsible parties are willing to contribute to such efforts in a meaningful and equitable fashion.
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
Laclede Gas anticipates that any costs it may incur in the future to remediate these sites, less any amounts received as insurance proceeds or as contributions from other potentially responsible parties, would be deferred and recovered in rates through periodic adjustments approved by the MoPSC. Accordingly, any potential liabilities that may arise associated with remediating these sites are not expected to have a material impact on the future financial position and results of operations of Laclede Gas.
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
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order.
Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to be dismissed from the proceeding, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.
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

As discussed in Note 5, Derivative Instruments and Hedging Activities, Laclede Gas enters into NYMEX exchange-traded derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas to a new brokerage firm. As of January 26, 2012, the Utility had $1.5 million on deposit with MF Global in customer-segregated accounts that remain unavailable to the Utility pending final resolution by the bankruptcy trustee. While the Utility’s exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.
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
•
changes in gas supply and pipeline availability, including decisions by natural gas producers to reduce production or shut in producing natural gas wells as well as other changes that impact supply for and access to our service area;

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

RESULTS OF OPERATIONS

Overview

Laclede Gas is a wholly owned subsidiary of The Laclede Group, Inc. (Laclede Group). Laclede Gas is regulated by the Missouri Public Service Commission (MoPSC or Commission) and serves the City of St. Louis and parts of ten counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas’ customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season.

Ms. Suzanne Sitherwood will become Laclede Gas Company’s Chairman, President, and Chief Executive Officer (CEO) effective February 1, 2012, succeeding Mr. Douglas H. Yaeger, who will retire on that same date. Ms. Sitherwood, who currently serves as President of The Laclede Group, Inc., will also become its CEO effective February 1, 2012.

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

EARNINGS

Laclede Gas’ net income totaled $21.7 million for the quarter ended December 31, 2011, an increase of $0.2 million compared with the quarter ended December 31, 2010. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.2 million; and
•	decreases in maintenance expense totaling $0.8 million.

These factors were partially offset by increases in pension expenses totaling $1.8 million.

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

Utility Operating Revenues for the quarter ended December 31, 2011 were $250.9 million, or $26.5 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter were 20.8% warmer than the same quarter last year and 22.1% warmer than normal. Total system therms sold and transported were 238.6 million for the quarter ended December 31, 2011 compared with 285.9 million for the same period last year. Total off-system therms sold and transported were 98.2 million for the quarter ended December 31, 2011 compared with 53.7 million for the same period last year. The decrease in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(29.7)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations)	17.7
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(10.0)
Lower prices charged for off-system sales	(5.7)
Higher ISRS revenues	1.2
Total Variation	$(26.5)

Utility Operating Expenses

Utility Operating Expenses for the quarter ended December 31, 2011 decreased $25.4 million from the same quarter last year. Natural and propane gas expense decreased $26.6 million, or 15.4%, from last year’s level, primarily attributable to decreased system volumes purchased for sendout and lower rates charged by our suppliers, partially offset by higher off-system gas expense. Other operation and maintenance expenses decreased $1.9 million, or 4.6%, primarily due to increased pension and compensation expenses, partially offset by decreased maintenance charges. Taxes, other than income taxes, decreased $1.1 million, or 6.9%, primarily due to decreased gross receipts taxes (attributable to the decreased revenues).

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.1 million primarily due to higher net investment gains, largely offset by a decrease in income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

The $0.4 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds, and lower interest on short-term debt. Average short-term interest rates were 0.3% for the quarter ended December 31, 2011 compared with 0.4% for the quarter ended December 31, 2010. Average short-term borrowings were $143.3 million for the quarter ended December 31, 2011 compared with $164.4 million for the quarter ended December 31, 2010.

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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order.

Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility has failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to be dismissed from the proceeding, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

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

On November 9, 2011, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.0 million annually, essentially all of which was approved by the MoPSC effective January 13, 2012.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Financial Statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and include the following:

•	Accounts receivable and allowance for doubtful accounts
•	Employee benefits and postretirement obligations
•	Regulated operations

There were no significant changes to these critical accounting policies during the three months ended December 31, 2011. For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in the Utility’s Form 10-K for the fiscal year ended September 30, 2011.

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

Net cash used in operating activities was $61.2 million for the three months ended December 31, 2011 compared with $2.1 million for the three months ended December 31, 2010. The difference is primarily attributable to increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, as well as increased cash payments for the funding of pension plans.

Net cash used in investing activities for the three months ended December 31, 2011 was $18.6 million compared with $14.5 million for the three months ended December 31, 2010. Cash used in investing activities primarily reflected capital expenditures in both periods.

Net cash provided by financing activities was $80.2 million for the three months ended December 31, 2011 compared with $16.8 million for the three months ended December 31, 2010. The variation primarily reflects the increased issuance of short-term debt this year and the effect of the maturity of long-term debt last year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At December 31, 2011, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line is scheduled to expire in July 2016. Laclede Gas’ lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization On December 31, 2011, total debt was 55% of total capitalization.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the three months ended December 31, 2011. Information about the Utility’s short-term borrowings during the three months ended December 31, 2011 and as of December 31, 2011, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

Three Months Ended December 31, 2011
Weighted average borrowings outstanding	$81.2 million	$62.1 million	$143.3 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$40.0 – $133.5 million	$13.0 - $76.8 million	$98.9 - $180.4 million

As of December 31, 2011
Borrowings outstanding at end of period	$113.0 million	$62.8 million	$175.8 million
Weighted average interest rate	0.3%	0.3%	0.3%

Based on average short-term borrowings for the three months ended December 31, 2011, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.4 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt and Equity

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the three months ended December 31, 2011, pursuant to this authority, the Utility sold 11 shares of its common stock to Laclede Group for $0.4 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of January 27, 2012, $515.3 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At December 31, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Guarantees

Laclede Gas has several operating leases for the rental of vehicles that contain provisions requiring Laclede Gas to guarantee certain amounts related to the residual value of the leased property. These leases have various terms, the longest of which extends into 2015. At December 31, 2011, the maximum guarantees under these leases were $0.9 million. However, the Utility believes it is unlikely that it will be subject to the maximum payment amount because it estimates that the residual value of the leased vehicles will be adequate to satisfy most of the guaranteed amounts. At December 31, 2011, the carrying value of the liability recognized for these guarantees was $0.2 million.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $18.3 million for the three months ended December 31, 2011, compared with $15.5 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing work management, financial, and supply chain software applications.

Capitalization at December 31, 2011 consisted of 56.8% common stock equity and 43.2% long-term debt.

It is management’s view that the Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2011 and at September 30, 2011, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance customer billings. The Balance Sheet at December 31, 2010 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of December 31, 2011, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	2017 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	452.1	13.9	43.5	42.7	352.0
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	10.2	3.4	6.1	0.7	—
Purchase Obligations – Natural Gas (b)	244.3	152.2	70.6	14.1	7.4
Purchase Obligations – Other (c)	91.5	28.1	23.1	18.4	21.9
Total (d)	$1,163.4	$197.7	$168.4	$76.0	$721.3

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2011 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.7 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, Laclede Gas expects to make contributions to its qualified, trusteed pension plans of at least $15.7 million during the remaining nine months of fiscal year 2012. Laclede Gas anticipates a $6.6 million contribution relative to its non-qualified pension plans during the remaining nine months of fiscal year 2012. With regard to the postretirement benefits, the Utility anticipates it will contribute $11.9 million to the qualified trusts and $0.3 million directly to participants from Laclede Gas’ funds during the remaining nine months of fiscal year 2012. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

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

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the three months ended December 31, 2011, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.4 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At December 31, 2011, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2011, the Board of Directors of Laclede Gas approved the sale of 11 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.4 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	January 27, 2012	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.