Form 10-Q
period 2012-03-31
LACLEDE GAS CO
filed 2012-04-27
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822

LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
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

As of April 26, 2012, there were 11,746 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

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

Item 1. Financial Statements
LACLEDE GAS COMPANY
STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Operating Revenues:
Utility	$298,623	$388,375	$549,525	$665,818
Other	274	—	1,355	—
Total Operating Revenues	298,897	388,375	550,880	665,818
Operating Expenses:
Utility
Natural and propane gas	180,221	260,706	326,972	434,071
Other operation expenses	38,043	39,500	75,608	74,362
Maintenance	5,761	6,441	11,069	12,581
Depreciation and amortization	10,175	9,739	20,264	19,377
Taxes, other than income taxes	20,093	24,686	34,760	40,434
Total Utility Operating Expenses	254,293	341,072	468,673	580,825
Other	51	(5)	132	—
Total Operating Expenses	254,344	341,067	468,805	580,825
Operating Income	44,553	47,308	82,075	84,993
Other Income and (Income Deductions) – Net	1,378	485	3,317	2,300
Interest Charges:
Interest on long-term debt	5,740	5,740	11,479	11,682
Other interest charges	596	592	1,215	1,369
Total Interest Charges	6,336	6,332	12,694	13,051
Income Before Income Taxes	39,595	41,461	72,698	74,242
Income Tax Expense	13,670	15,229	25,076	26,555
Net Income	$25,925	$26,232	$47,622	$47,687

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Net Income	$25,925	$26,232	$47,622	$47,687
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during period	83	267	133	440
Reclassification adjustment for losses (gains) included in net income	11	(72)	(3)	(121)
Net unrealized gains on cash flow hedging derivative instruments	94	195	130	319
Defined benefit pension and other postretirement plans:
Net actuarial loss arising during the period	(2,366)	—	(2,366)	—
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	3,482	106	3,573	213
Net defined benefit pension and other postretirement plans	1,116	106	1,207	213
Other Comprehensive Income, Before Tax	1,210	301	1,337	532
Income Tax Expense Related to Items of Other
Comprehensive Income	467	116	516	205
Other Comprehensive Income, Net of Tax	743	185	821	327
Comprehensive Income	$26,668	$26,417	$48,443	$48,014

See Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	Mar. 31,	Sept. 30,	Mar. 31,
(Thousands)	2012	2011	2011

ASSETS
Utility Plant	$1,425,922	$1,386,590	$1,351,293
Less: Accumulated depreciation and amortization	468,209	457,907	453,271
Net Utility Plant	957,713	928,683	898,022
Other Property and Investments	51,021	46,950	49,362

Current Assets:
Cash and cash equivalents	1,448	923	1,708
Accounts receivable:
Utility	100,015	71,090	146,821
Non-utility	1,961	1,347	666
Associated companies	335	426	310
Other	16,630	6,935	6,616
Allowance for doubtful accounts	(8,655)	(9,969)	(10,991)
Delayed customer billings	13,464	—	32,398
Inventories:
Natural gas stored underground at LIFO cost	55,461	115,170	40,225
Propane gas at FIFO cost	8,964	8,961	16,927
Materials and supplies at average cost	3,976	4,104	4,276
Derivative instrument assets	—	4,746	8,035
Unamortized purchased gas adjustments	11,241	25,719	6,470
Deferred income taxes	—	—	2,208
Prepayments and other	6,579	8,527	5,334
Total Current Assets	211,419	237,979	261,003

Deferred Charges:
Regulatory assets	457,749	423,492	420,733
Other	5,320	5,942	6,293
Total Deferred Charges	463,069	429,434	427,026
Total Assets	$1,683,222	$1,643,046	$1,635,413

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	Mar. 31,	Sept. 30,	Mar. 31,
(Thousands, except share amounts)	2012	2011	2011

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (11,746, 11,717, and 11,694 shares issued, respectively)	$214,661	$212,970	$210,223
Retained earnings	252,430	223,460	235,533
Accumulated other comprehensive loss	(1,652)	(2,473)	(2,548)
Total Common Stock Equity	465,439	433,957	443,208
Long-term debt (less current portion)	339,386	364,357	364,327
Total Capitalization	804,825	798,314	807,535

Current Liabilities:
Notes payable	—	46,000	—
Notes payable – associated companies	107,540	52,879	72,720
Accounts payable	39,939	45,635	44,583
Accounts payable – associated companies	2,672	1,730	5,848
Advance customer billings	—	15,230	—
Current portion of long-term debt	25,000	—	—
Wages and compensation accrued	13,873	13,650	13,504
Dividends payable	9,328	9,084	9,072
Customer deposits	9,459	10,048	10,719
Interest accrued	8,789	8,812	9,023
Taxes accrued	28,859	10,038	40,410
Deferred income taxes	4,848	9,165	—
Other	12,505	9,191	9,982
Total Current Liabilities	262,812	231,462	215,861

Deferred Credits and Other Liabilities:
Deferred income taxes	335,138	315,325	293,860
Unamortized investment tax credits	3,219	3,326	3,432
Pension and postretirement benefit costs	163,940	185,701	208,727
Asset retirement obligations	28,304	27,486	26,601
Regulatory liabilities	53,267	50,846	49,077
Other	31,717	30,586	30,320
Total Deferred Credits and Other Liabilities	615,585	613,270	612,017
Commitments and Contingencies (Note 8)
Total Capitalization and Liabilities	$1,683,222	$1,643,046	$1,635,413

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,
(Thousands)	2012	2011

Operating Activities:
Net Income	$47,622	$47,687
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,287	19,377
Deferred income taxes and investment tax credits	5,808	(8,905)
Other – net	(1,480)	(685)
Changes in assets and liabilities:
Accounts receivable – net	(40,457)	(75,110)
Unamortized purchased gas adjustments	14,478	17,248
Deferred purchased gas costs	(30,160)	60,725
Accounts payable	(7,784)	14,518
Delayed customer billings - net	(28,694)	(49,207)
Taxes accrued	18,323	31,721
Natural gas stored underground	59,709	73,351
Other assets and liabilities	(7,153)	169
Net cash provided by operating activities	50,499	130,889

Investing Activities:
Capital expenditures	(40,517)	(29,620)
Other investments	(1,294)	(1,421)
Net cash used in investing activities	(41,811)	(31,041)

Financing Activities:
Maturity of first mortgage bonds	—	(25,000)
Repayment of short-term debt - net	(46,000)	(129,650)
Borrowings from Laclede Group	170,468	116,705
Repayment of borrowings from Laclede Group	(115,808)	(43,985)
Changes in book overdrafts	357	(291)
Dividends paid	(18,409)	(17,868)
Issuance of common stock to Laclede Group	1,093	716
Excess tax benefits from stock-based compensation	163	243
Other	(27)	(19)
Net cash used in financing activities	(8,163)	(99,149)

Net Increase in Cash and Cash Equivalents	525	699
Cash and Cash Equivalents at Beginning of Period	923	1,009
Cash and Cash Equivalents at End of Period	$1,448	$1,708

Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$12,621	$13,331
Income taxes	(3,759)	(4,059)

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
BASIS OF PRESENTATION - In compliance with generally accepted accounting principles, transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas’ Balance Sheets have not been eliminated from the Laclede Gas financial statements. Transactions with associated companies include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. Sales of natural gas from Laclede Gas to LER were negligible for the six months ended March 31, 2012 and were $1.6 million for the same period last year. Sales of natural gas from LER to Laclede Gas during the six months ended March 31, 2012 and 2011 totaled $8.5 million and $12.5 million, respectively. Transportation services provided by Laclede Pipeline Company to Laclede Gas totaled $0.5 million for the six months ended March 31, 2012 and 2011.
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-Associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may, on occasion, borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $107.5 million, $52.9 million, and $72.7 million at March 31, 2012, September 30, 2011, and March 31, 2011, respectively. The interest rate on these borrowings was 0.3% at March 31, 2012, September 30, 2011, and March 31, 2011. Advances under this note are due and payable on demand.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its utility operating revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at March 31, 2012 and 2011, for the Utility, were $13.0 million and $29.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2011 was $11.8 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues for the quarters ended March 31, 2012 and 2011 were $15.5 million and $20.3 million, respectively. Amounts recorded in Utility Operating Revenues for the six months ended March 31, 2012 and 2011 were $25.7 million and $31.6 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.

STOCK-BASED COMPENSATION – Officers and employees of Laclede Gas, as determined by the Compensation Committee of Laclede Group’s Board of Directors, are eligible to be selected for awards under the Laclede Group 2006 Equity Incentive Plan (2006 Plan). For Laclede Group’s non-employee directors, shares were awarded under the Restricted Stock Plan for Non-Employee Directors prior to February 1, 2012, but any future awards will be granted under the 2006 Plan, as a result of Plan amendments approved by Laclede Group’s shareholders. Refer to Note 1 of the Notes to Financial Statements included in Laclede Gas’ Form 10-K for the fiscal year ended September 30, 2011 for descriptions of these plans. For awards made to its employees, the Utility records its allocation of compensation cost from Laclede Group with a corresponding increase to additional paid-in capital.
The amounts of compensation cost allocated to the Utility for share-based compensation arrangements are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Total equity compensation cost	$582	$699	$1,149	$1,312
Compensation cost capitalized	(221)	(177)	(359)	(331)
Compensation cost recognized in net income	361	522	790	981
Income tax benefit recognized in net income	(140)	(202)	(305)	(379)
Compensation cost recognized in net income,
net of income tax	$221	$320	$485	$602

As of March 31, 2012, there was $4.7 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.5 years.
NEW ACCOUNTING STANDARDS – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU does not change what items are measured at fair value, but instead makes various changes to the guidance pertaining to how fair value is measured. Additionally, the ASU sets forth additional disclosure requirements, including additional information about Level 3 fair value measurements. Many of the amendments in this ASU are changes to align the wording in U.S. GAAP with IFRS and, as such, are not intended to result in a change in the application of the guidance. The Utility’s adoption of the guidance in this ASU on a prospective basis in the second quarter of fiscal year 2012 had no impact on its financial condition or results of operations, but certain additional disclosures have been presented as required.
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
Pension costs for the quarters ended March 31, 2012 and 2011 were $7.6 million and $4.2 million, respectively, including amounts charged to construction. Pension costs for the six months ended March 31, 2012 and 2011 were $11.8 million and $5.8 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Service cost – benefits earned during the period	$2,301	$2,388	$4,613	$4,776
Interest cost on projected benefit obligation	4,840	4,705	9,711	9,410
Expected return on plan assets	(4,899)	(4,712)	(9,798)	(9,424)
Amortization of prior service cost	148	160	296	320
Amortization of actuarial loss	2,259	2,557	4,536	5,114
Loss on lump-sum settlement	3,407	—	3,407	—
Sub-total	8,056	5,098	12,765	10,196
Regulatory adjustment	(484)	(862)	(967)	(4,395)
Net pension cost	$7,572	$4,236	$11,798	$5,801

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements were $6.4 million during the six months ended March 31, 2012. No lump-sum payments were recognized as settlements during the six months ended March 31, 2011.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2012 contributions to the pension plans through March 31, 2012 were $22.9 million to the qualified trusts and approximately $2.0 million to the non-qualified plans. Contributions to the pension plans for the remaining six months of fiscal year 2012 are anticipated to be at least $10.5 million to the qualified trusts and $4.7 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended March 31, 2012 and 2011 were $2.4 million, including amounts charged to construction. Postretirement benefit costs for the six months ended March 31, 2012 and 2011 were $4.8 million and $4.3 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Service cost – benefits earned during the period	$2,015	$1,919	$4,030	$3,838
Interest cost on accumulated
postretirement benefit obligation	1,380	1,211	2,760	2,422
Expected return on plan assets	(991)	(912)	(1,982)	(1,823)
Amortization of transition obligation	34	34	68	68
Amortization of prior service credit	(518)	(582)	(1,036)	(1,164)
Amortization of actuarial loss	1,065	1,111	2,130	2,221
Sub-total	2,985	2,781	5,970	5,562
Regulatory adjustment	(604)	(400)	(1,208)	(1,271)
Net postretirement benefit cost	$2,381	$2,381	$4,762	$4,291

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2012 contributions to the postretirement plans through March 31, 2012 were $3.0 million to the qualified trusts and approximately $0.1 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining six months of fiscal year 2012 are anticipated to be $9.0 million to the qualified trusts and $0.2 million paid directly to participants from Laclede Gas’ funds.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value (a)
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012
Cash and cash equivalents	$1,448	$1,448	$1,432	$16	$—
Short-term debt	107,540	107,540	—	107,540	—
Long-term debt, including current portion	364,386	432,098	—	432,098	—

As of September 30, 2011
Cash and cash equivalents	$923	$923
Short-term debt	98,879	98,879
Long-term debt	364,357	443,739

As of March 31, 2011
Cash and cash equivalents	$1,708	$1,708
Short-term debt	72,720	72,720
Long-term debt	364,327	391,877

(a) The Utility adopted the provisions of ASU 2011-04 (ASC Topic 820) in the second quarter of fiscal year 2012 on a prospective basis. Accordingly, disclosures for prior periods are not required to be presented.

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 4, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

4.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2012
Assets
U. S. Stock/Bond Mutual Funds	$17,907	$—	$—	$—	$17,907
NYMEX natural gas contracts	709	—	—	(709)	—
NYMEX gasoline and heating		—	—
oil contracts	81	—	—	(81)	—
Total	$18,697	$—	$—	$(790)	$17,907

Liabilities
NYMEX natural gas contracts	$36,437	$—	$—	$(36,437)	$—

As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX natural gas contracts	457	—	—	5,064	5,521
NYMEX gasoline and heating
oil contracts	19	—	—	162	181
Total	$15,309	$—	$—	$5,226	$20,535

Liabilities
NYMEX natural gas contracts	$16,738	$—	$—	$(16,738)	$—
NYMEX gasoline and heating
oil contracts	124	—	—	(124)	—
Total	$16,862	$—	$—	$(16,862)	$—

As of March 31, 2011
Assets
U. S. Stock/Bond Mutual Funds	$17,022	$—	$—	$—	$17,022
NYMEX natural gas contracts	5,019	—	—	3,350	8,369
NYMEX gasoline and heating
oil contracts	369	—	—	(38)	331
Total	$22,410	$—	$—	$3,312	$25,722

Liabilities
NYMEX natural gas contracts	$16,854	$—	$—	$(16,854)	$—

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At March 31, 2012, Laclede Gas held 0.1 million gallons of gasoline futures contracts at an average price of $2.99 per gallon and 0.3 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to September 2012, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at March 31, 2012, it is expected that essentially no net amount will be reclassified into the Statements of Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at March 31, 2012 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2012	9.49	$4.22
Fiscal 2013	21.86	4.16
Fiscal 2014	0.80	3.51

At March 31, 2012, Laclede Gas also had 11.8 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	March 31,		March 31,
(Thousands)	Recorded in Income	2012	2011	2012	2011

Derivatives in Cash Flow Hedging Relationships

NYMEX gasoline and heating oil contracts:
Effective portion of gain recognized in OCI on derivatives		$83	$267	$133	$440

Effective portion of gain (loss) reclassified from AOCI to income	Utility – Other Operation Expenses	(11)	72	3	121
Ineffective portion of gain on derivatives recognized in income	Utility – Other Operation Expenses	28	19	34	48

Derivatives Not Designated as Hedging Instruments *

NYMEX gasoline and heating oil contracts:
Gain recognized in income on derivative	Other Income and (Income Deductions) – Net	$12	$47	$13	$63

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

Fair Value of Derivative Instruments in the Balance Sheet at March 31, 2012

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	$72		Accounts Receivable - Other	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Accounts Receivable – Other	709		Accounts Receivable – Other	36,437
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	9		Accounts Receivable – Other	—
Sub-total		718			36,437
Total derivatives		$790			$36,437

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$15		Derivative Instrument Assets	$117

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		461			16,745
Total derivatives		$476			$16,862

Fair Value of Derivative Instruments in the Balance Sheet at March 31, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$341		Derivative Instrument Assets	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	4,353		Derivative Instrument Assets	16,854
	Other Deferred Charges	666		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	28		Derivative Instrument Assets	—
Sub-total		5,047			16,854
Total derivatives		$5,388			$16,854

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

		Mar. 31,	Sept. 30,	Mar. 31,
	(Thousands)	2012	2011	2011

	Fair value of asset derivatives presented above	$790	$476	$5,388
	Fair value of cash margin receivables offset with derivatives	35,647	22,088	20,205
	Netting of assets and liabilities with the same counterparty	(36,437)	(16,862)	(16,893)
	Total	$—	$5,702	$8,700

	Derivative Instrument Assets, per Balance Sheets:
	Derivative instrument assets	$—	$4,746	$8,035
	Other deferred charges	—	956	665
	Total	$—	$5,702	$8,700

	Fair value of liability derivatives presented above	$36,437	$16,862	$16,854
	Fair value of cash margin payables offset with derivatives	—	—	39
	Netting of assets and liabilities with the same counterparty	(36,437)	(16,862)	(16,893)
	Derivative instrument liabilities, per Balance Sheets*	$—	$—	$—

*	Included in the Other line of the Current Liabilities section

6.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Interest income	$304	$252	$641	$663
Net investment gain	1,173	423	2,214	1,167
Other income	11	61	11	74
Other income deductions	(110)	(251)	451	396
Other Income and (Income Deductions) – Net	$1,378	$485	$3,317	$2,300

7.	INFORMATION BY OPERATING SEGMENT

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

	Regulated	Non-
	Gas	Regulated
(Thousands)	Distribution	Other	Eliminations	Total

Three Months Ended
March 31, 2012
Operating revenues	$298,623	$274	$—	$298,897
Net Economic Earnings	25,772	136	—	25,908
Total assets	1,680,948	2,274	—	1,683,222

Six Months Ended
March 31, 2012
Operating revenues	$549,525	$1,355	$—	$550,880
Net Economic Earnings	46,851	751	—	47,602
Total assets	1,680,948	2,274	—	1,683,222

Three Months Ended
March 31, 2011
Operating revenues	$388,375	$—	$—	$388,375
Net Economic Earnings	26,203	—	—	26,203
Total assets	1,634,674	739	—	1,635,413

Six Months Ended
March 31, 2011
Operating revenues	$665,818	$—	$—	$665,818
Net Economic Earnings	47,637	—	—	47,637
Total assets	1,634,674	739	—	1,635,413

Reconciliation of Net Economic Earnings to Net Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2012	2011	2012	2011

Total Net Economic Earnings above	$25,908	$26,203	$47,602	$47,637
Add: Unrealized gain on energy-related
derivative contracts, net of tax	17	29	20	50
Net Income	$25,925	$26,232	$47,622	$47,687

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas has entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2012 are estimated at approximately $169 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At March 31, 2012, the Utility was contractually committed to costs of approximately $7 million related to this project, with additional expenditures to be incurred throughout the project’s life.

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
In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order. The MoPSC appealed and the matter is currently before the Western District Court of Appeals.
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

As discussed in Note 5, Derivative Instruments and Hedging Activities, Laclede Gas enters into NYMEX exchange-traded derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas to a new brokerage firm. As of April 26, 2012, the Utility had $1.5 million on deposit with MF Global in customer-segregated accounts that remain unavailable to the Utility pending final resolution by the bankruptcy trustee. While the Utility’s exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.
Laclede Gas is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the financial position, results of operations, or cash flows of the Utility.

9.	SUBSEQUENT EVENT

On April 26, 2012, Steven P. Rasche was appointed Chief Financial Officer and principal accounting officer of Laclede Gas effective May 1, 2012. On April 27, 2012, Laclede Group announced a new organizational structure that will position it to grow through execution of four strategic imperatives: 1) develop and invest in emerging technologies, 2) pursue growth through the acquisition of businesses to which the Laclede Group can apply its operating model, 3) invest in infrastructure, and 4) leverage current business unit competencies to enhance growth.  Laclede Group’s Board of Directors approved the following appointments and promotions effective May 1, 2012.  These executives also currently serve as directors or officers of Laclede Gas.

•
Michael R. Spotanski will be appointed to the newly created position of Senior Vice President, Chief Integration and Innovation Officer.  In his new role, Mr. Spotanski will lead Laclede Group’s efforts to integrate regulated natural gas distribution utilities and other businesses that it acquires as part of its growth strategy, as well as its efforts to develop and invest in emerging technologies.  Currently, Mr. Spotanski is Senior Vice President Operations and Marketing of Laclede Gas.  Until a new operating officer is appointed for Laclede Gas, Mr. Spotanski will continue to manage operations at Laclede Gas along with Suzanne Sitherwood who will remain President of Laclede Gas.

•
Mark C. Darrell will be appointed to the position of Senior Vice President, General Counsel and Chief Compliance Officer.  In this role, Mr. Darrell will supervise Laclede Group’s corporate legal functions, including mergers and acquisition support, litigation, regulatory affairs, contracts and environmental matters.  He will also be responsible for the Laclede Group’s corporate compliance.

•
Mary C. Kullman will be promoted to Senior Vice President, Chief Administrative Officer and Corporate Secretary.  In her new role, Ms. Kullman’s responsibilities will include overseeing corporate communications, marketing and branding; the development and implementation of standards for shared services, enterprise risk management and internal audit.  She will retain her current role as corporate secretary and responsibility for corporate governance, securities and ethics.

•
Steven P. Rasche will be promoted to Senior Vice President, Finance and Accounting and will serve as principal accounting officer for Laclede Group.  Mr. Rasche’s responsibilities will include accounting, financial reporting and analysis, treasury, tax and investor relations.  Mr. Rasche will report to Mr. Waltermire.

•
Richard A. Skau will be appointed to Senior Vice President, Chief Human Resources Officer.  In this role, Mr. Skau will supervise Laclede Group’s efforts to attract, retain, develop and train employees to prepare them to execute on corporate strategy.  His responsibilities also include employee relations, payroll, benefits, and diversity and inclusion.

•
Mark D. Waltermire will be promoted to Executive Vice President, Chief Financial Officer. In this role, Mr. Waltermire will oversee strategic planning and corporate development, information technology services, finance and accounting, supply chain functions and Laclede Energy Resources, Inc., an affiliate of Laclede Gas.

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

Ms. Suzanne Sitherwood became Laclede Gas Company’s Chairman, President, and Chief Executive Officer (CEO) effective February 1, 2012, succeeding Mr. Douglas H. Yaeger, who retired on that same date. Ms. Sitherwood also serves as President and CEO of The Laclede Group, Inc.

On April 26, 2012, Steven P. Rasche was appointed Chief Financial Officer and principal accounting officer of Laclede Gas effective May 1, 2012. On April 27, 2012, Laclede Group announced a new organizational structure that will position it to grow through execution of four strategic imperatives: 1) develop and invest in emerging technologies, 2) pursue growth through the acquisition of businesses to which the Laclede Group can apply its operating model, 3) invest in infrastructure, and 4) leverage current business unit competencies to enhance growth.  Laclede Group’s Board of Directors approved the following appointments and promotions effective May 1, 2012.  These executives also currently serve as directors or officers of Laclede Gas.

•
Michael R. Spotanski will be appointed to the newly created position of Senior Vice President, Chief Integration and Innovation Officer.  In his new role, Mr. Spotanski will lead Laclede Group’s efforts to integrate regulated natural gas distribution utilities and other businesses that it acquires as part of its growth strategy, as well as its efforts to develop and invest in emerging technologies.  Currently, Mr. Spotanski is Senior Vice President Operations and Marketing of Laclede Gas.  Until a new operating officer is appointed for Laclede Gas, Mr. Spotanski will continue to manage operations at Laclede Gas along with Suzanne Sitherwood who will remain President of Laclede Gas.

•
Mark C. Darrell will be appointed to the position of Senior Vice President, General Counsel and Chief Compliance Officer.  In this role, Mr. Darrell will supervise Laclede Group’s corporate legal functions, including mergers and acquisition support, litigation, regulatory affairs, contracts and environmental matters.  He will also be responsible for the Laclede Group’s corporate compliance.

•
Mary C. Kullman will be promoted to Senior Vice President, Chief Administrative Officer and Corporate Secretary.  In her new role, Ms. Kullman’s responsibilities will include overseeing corporate communications, marketing and branding; the development and implementation of standards for shared services, enterprise risk management and internal audit.  She will retain her current role as corporate secretary and responsibility for corporate governance, securities and ethics.

•
Steven P. Rasche will be promoted to Senior Vice President, Finance and Accounting and will serve as principal accounting officer for Laclede Group.  Mr. Rasche’s responsibilities will include accounting, financial reporting and analysis, treasury, tax and investor relations.  Mr. Rasche will report to Mr. Waltermire.

•
Richard A. Skau will be appointed to Senior Vice President, Chief Human Resources Officer.  In this role, Mr. Skau will supervise Laclede Group’s efforts to attract, retain, develop and train employees to prepare them to execute on corporate strategy.  His responsibilities also include employee relations, payroll, benefits, and diversity and inclusion.

•
Mark D. Waltermire will be promoted to Executive Vice President, Chief Financial Officer. In this role, Mr. Waltermire will oversee strategic planning and corporate development, information technology services, finance and accounting, supply chain functions and Laclede Energy Resources, Inc., an affiliate of Laclede Gas.

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

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 28 of this report for additional information on regulatory issues.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 30 for additional information.

EARNINGS

Quarter Ended March 31, 2012

Laclede Gas’ net income totaled $25.9 million for the quarter ended March 31, 2012, a decrease of $0.3 million compared with the quarter ended March 31, 2011. The decrease was primarily due to the following factors, quantified on a pre-tax basis:

•
lower system gas sales margins and other variations, totaling $4.4 million, primarily due to the effect of  weather in the Utility’s service area during the three months ended March 31, 2012, which was the warmest such quarter on record; and

•	increases in pension and group insurance expenses totaling $3.3 million.

These factors were partially offset by:

•	decreases in operation and maintenance expenses, excluding pension and group insurance expenses, totaling $5.4 million; and
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.1 million.

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

Utility Operating Revenues for the quarter ended March 31, 2012 were $298.6 million, or $89.8 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended March 31, 2012, which were the warmest on record, were 32.0% warmer than the same quarter last year and 30.1% warmer than normal. Total system therms sold and transported were 305.2 million for the quarter ended March 31, 2012, compared with 411.1 million for the same period last year. Total off-system therms sold and transported were 130.0 million for the quarter ended March 31, 2012, compared with 84.4 million for the same period last year. The decrease in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(72.4)
Lower prices charged for off-system sales	(20.5)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	19.1
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(17.1)
Higher ISRS revenues	1.1
Total Variation	$(89.8)

Utility Operating Expenses

Utility Operating Expenses for the quarter ended March 31, 2012 decreased $86.8 million from the same quarter last year. Natural and propane gas expense decreased $80.5 million, or 30.9%, from last year’s level, primarily attributable to decreased system volumes purchased for sendout and lower rates charged by our suppliers. Other operation and maintenance expenses decreased $2.1 million, or 4.7%, primarily due a higher rate of overheads capitalized, a lower provision for uncollectible accounts, and decreased maintenance charges, partially offset by higher pension and group insurance expenses. Taxes, other than income taxes, decreased $4.6 million, or 18.6%, primarily due to decreased gross receipts taxes (attributable to the decreased system sales revenues).

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $0.9 million primarily due to higher net investment gains.

Interest Charges

Interest charges during the quarter ended March 31, 2012 were essentially unchanged from the same period last year. Average short-term interest rates were 0.3% for both the quarters ended March 31, 2012 and 2011. Average short-term borrowings were $153.2 million for the quarter ended March 31, 2012, compared with $126.8 million for the quarter ended March 31, 2011.

Income Taxes

The $1.6 million decrease in income taxes was primarily due to lower pre-tax income and the effects of various property-related deductions.

Six Months Ended March 31, 2012

Laclede Gas’ net income for the six months ended March 31, 2012 was $47.6 million, compared with net income of $47.7 million for the six months ended March 31, 2011. The $0.1 million decrease in net income was primarily attributable to the following factors, quantified on a pre-tax basis:

•
lower system gas sales margins and other variations, totaling $3.7 million, primarily due to the effect of weather in the Utility’s service area during the six months ended March 31, 2012, which was the warmest such period on record; and

•	increases in pension and group insurance expenses totaling $4.9 million.

These factors were partially offset by:

•	decreases in operating and maintenance expenses, excluding pension and group insurance expenses, totaling $5.2 million;
•	higher ISRS revenues totaling $2.2 million; and
•	higher net investment gains, totaling $1.0 million.

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

Utility Operating Revenues for the six months ended March 31, 2012 were $549.5 million, or $116.3 million less than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2012, which were the warmest on record, were 27.5% warmer than the same period last year and 26.8% warmer than normal. Total system therms sold and transported were 543.7 million for the six months ended March 31, 2012, compared with 697.0 million for the same period last year. Total off-system therms sold and transported were 228.2 million for the six months ended March 31, 2012, compared with 138.1 million for the same period last year. The decrease in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(101.9)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	36.9
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(27.1)
Lower prices charged for off-system sales	(26.4)
Higher ISRS revenues	2.2
Total Variation	$(116.3)

Utility Operating Expenses

Utility Operating Expenses for the six months ended March 31, 2012 decreased $112.2 million from the same period last year. Natural and propane gas expense decreased $107.1 million, or 24.7%, from last year’s level, primarily attributable decreased system volumes purchased for sendout and lower rates charged by our suppliers. Other operation and maintenance expenses decreased $0.3 million, or 0.3%, primarily due to a higher rate of overheads capitalized, decreased maintenance charges, and a lower provision for uncollectible accounts, partially offset by higher pension and group insurance expenses. Depreciation and amortization expense increased $0.9 million, or 4.6%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $5.7 million, or 14.0%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $1.0 million primarily due to higher net investment gains.

Interest Charges

The $0.4 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for both the six months ended March 31, 2012 and 2011. Average short-term borrowings were $148.2 million for the six months ended March 31, 2012, compared with $145.8 million for the six months ended March 31, 2011.

Income Taxes

The $1.5 million decrease in income taxes was primarily due to lower pre-tax income and the effects of various property-related deductions, partially offset by net changes in unrecognized tax benefits recorded in earnings.

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

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order. The MoPSC appealed and the matter is currently before the Western District Court of Appeals.

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

On November 9, 2011, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.0 million annually, essentially all of which was approved by the MoPSC effective January 13, 2012. On April 27, 2012, the Utility made another ISRS filing with the Commission designed to increase revenues by $3.1 million annually, pending approval by the Commission.

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

There were no significant changes to these critical accounting policies during the six months ended March 31, 2012. For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in the Utility’s Form 10-K for the fiscal year ended September 30, 2011.

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

Net cash provided by operating activities was $50.5 million for the six months ended March 31, 2012, compared with $130.9 million for the six months ended March 31, 2011. The variation is primarily attributable to increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, as well as increased cash payments for the funding of pension plans.

Net cash used in investing activities for the six months ended March 31, 2012 was $41.8 million compared with $31.0 million for the six months ended March 31, 2011. The variation primarily reflects increased capital expenditures this year.

Net cash used in financing activities was $8.2 million for the six months ended March 31, 2012, compared with $99.1 million for the six months ended March 31, 2011. The variation primarily reflects a net increase in short-term borrowings this year and the effect of the maturity of long-term debt last year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At March 31, 2012, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line is scheduled to expire in July 2016. Laclede Gas’ lines of credit include a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 50% of total capitalization on March 31, 2012.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a) a portion of Laclede Gas’ short-term funding through intercompany lending during the six months ended March 31, 2012 and b) all of its short-term funding on March 31, 2012. Information about the Utility’s short-term borrowings during the six months ended March 31, 2012 and as of March 31, 2012, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

Six Months Ended March 31, 2012
Weighted average borrowings outstanding	$75.0 million	$73.2 million	$148.2 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $133.5 million	$13.0 - $107.5 million	$98.9 - $200.1 million

As of March 31, 2012
Borrowings outstanding at end of period	None	$107.5 million	$107.5 million
Weighted average interest rate	N/A	0.3%	0.3%

Based on average short-term borrowings for the six months ended March 31, 2012, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.5 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt and Equity

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the six months ended March 31, 2012, pursuant to this authority, the Utility sold 29 shares of its common stock to Laclede Group for $1.1 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of April 27, 2012, $514.7 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At March 31, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $40.5 million for the six months ended March 31, 2012, compared with $29.6 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing work management, financial, and supply chain software applications.

Capitalization at March 31, 2012 consisted of 57.8% common stock equity and 42.2% long-term debt.

It is management’s view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2012 and at September 30, 2011, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Balance Sheet at March 31, 2011 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of March 31, 2012, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	2017 and thereafter
Principal Payments on Long-Term Debt	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt	449.6	11.4	43.5	42.7	352.0
Capital Leases (a)	0.3	0.1	0.1	0.1	—
Operating Leases (a)	9.0	2.1	6.1	0.8	—
Purchase Obligations – Natural Gas (b)	169.3	78.6	69.2	14.1	7.4
Purchase Obligations – Other (c)	87.9	24.6	23.2	18.3	21.8
Total (d)	$1,081.1	$116.8	$167.1	$76.0	$721.2

(a)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2012 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.8 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, Laclede Gas expects to make contributions to its qualified, trusteed pension plans of at least $10.5 million during the remaining six months of fiscal year 2012. Laclede Gas anticipates a $4.7 million contribution relative to its non-qualified pension plans during the remaining six months of fiscal year 2012. With regard to the postretirement benefits, the Utility anticipates it will contribute $9.0 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the remaining six months of fiscal year 2012. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

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

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the six months ended March 31, 2012, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.5 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At March 31, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 33 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 8, Commitments and Contingencies, of the Notes to Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 28 of this report.

Laclede Gas is involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the financial position or results of operations of the Utility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2012, the Board of Directors of Laclede Gas approved the sale of 18 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.7 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	April 27, 2012	By:	/s/ Mark D. Waltermire
Mark D. Waltermire
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.