Form 10-Q
period 2012-06-30
LACLEDE GAS CO
filed 2012-07-27
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822

LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
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

As of July 26, 2012, there were 11,768 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

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

Item 1. Financial Statements
LACLEDE GAS COMPANY
STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Operating Revenues:
Utility	$117,634	$151,423	$667,159	$817,241
Other	137	18,056	1,492	18,056
Total Operating Revenues	117,771	169,479	668,651	835,297
Operating Expenses:
Utility
Natural and propane gas	48,662	76,632	375,634	510,703
Other operation expenses	32,640	36,930	108,248	111,292
Maintenance	5,712	5,932	16,781	18,513
Depreciation and amortization	10,186	9,856	30,450	29,233
Taxes, other than income taxes	10,842	12,332	45,602	52,766
Total Utility Operating Expenses	108,042	141,682	576,715	722,507
Other	21	7,940	153	7,940
Total Operating Expenses	108,063	149,622	576,868	730,447
Operating Income	9,708	19,857	91,783	104,850
Other Income and (Income Deductions) – Net	(121)	(173)	3,196	2,127
Interest Charges:
Interest on long-term debt	5,739	5,739	17,218	17,421
Other interest charges	490	440	1,705	1,809
Total Interest Charges	6,229	6,179	18,923	19,230
Income Before Income Taxes	3,358	13,505	76,056	87,747
Income Tax (Benefit) Expense	(1,272)	1,972	23,804	28,527
Net Income	$4,630	$11,533	$52,252	$59,220

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Net Income	$4,630	$11,533	$52,252	$59,220
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	69	9	202	449
Reclassification adjustment for gains included in net income	(17)	(196)	(20)	(317)
Net unrealized gains (losses) on cash flow hedging derivative instruments	52	(187)	182	132
Defined benefit pension and other postretirement plans:
Net actuarial loss arising during the period	—	—	(2,366)	—
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	66	107	3,639	320
Net defined benefit pension and other postretirement plans	66	107	1,273	320
Other Comprehensive Income (Loss), Before Tax	118	(80)	1,455	452
Income Tax Expense (Benefit) Related to Items of Other
Comprehensive Income (Loss)	45	(31)	561	174
Other Comprehensive Income (Loss), Net of Tax	73	(49)	894	278
Comprehensive Income	$4,703	$11,484	$53,146	$59,498

See Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2012	2011	2011

ASSETS
Utility Plant	$1,455,004	$1,386,590	$1,362,780
Less: Accumulated depreciation and amortization	474,008	457,907	455,075
Net Utility Plant	980,996	928,683	907,705
Other Property and Investments	50,976	46,950	48,126

Current Assets:
Cash and cash equivalents	1,158	923	1,094
Accounts receivable:
Utility	65,762	71,090	87,021
Non-utility	1,723	1,347	1,181
Associated companies	10,519	426	5,620
Other	17,096	6,935	5,417
Allowance for doubtful accounts	(8,738)	(9,969)	(11,811)
Delayed customer billings	—	—	11,517
Inventories:
Natural gas stored underground at LIFO cost	52,426	115,170	56,976
Propane gas at FIFO cost	8,964	8,961	8,962
Materials and supplies at average cost	3,791	4,104	4,184
Derivative instrument assets	—	4,746	6,432
Unamortized purchased gas adjustments	9,158	25,719	3,939
Deferred income taxes	—	—	5,678
Prepayments and other	10,842	8,527	8,991
Total Current Assets	172,701	237,979	195,201

Deferred Charges:
Regulatory assets	433,376	423,492	427,021
Other	4,073	5,942	5,548
Total Deferred Charges	437,449	429,434	432,569
Total Assets	$1,642,122	$1,643,046	$1,583,601

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands, except share amounts)	2012	2011	2011

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (11,768, 11,717, and 11,703 shares issued, respectively)	$216,076	$212,970	$211,801
Retained earnings	247,720	223,460	237,988
Accumulated other comprehensive loss	(1,579)	(2,473)	(2,597)
Total Common Stock Equity	462,217	433,957	447,192
Long-term debt (less current portion)	339,401	364,357	364,343
Total Capitalization	801,618	798,314	811,535

Current Liabilities:
Notes payable	—	46,000	—
Notes payable – associated companies	91,756	52,879	32,502
Accounts payable	32,242	45,635	42,233
Accounts payable – associated companies	1,373	1,730	1
Advance customer billings	6,225	15,230	—
Current portion of long-term debt	25,000	—	—
Wages and compensation accrued	12,653	13,650	14,866
Dividends payable	9,339	9,084	9,079
Customer deposits	9,123	10,048	10,914
Interest accrued	5,405	8,812	5,603
Taxes accrued	21,087	10,038	32,691
Deferred income taxes	1,662	9,165	—
Other	13,453	9,191	11,337
Total Current Liabilities	229,318	231,462	159,226

Deferred Credits and Other Liabilities:
Deferred income taxes	335,176	315,325	305,479
Unamortized investment tax credits	3,166	3,326	3,379
Pension and postretirement benefit costs	158,011	185,701	196,757
Asset retirement obligations	28,713	27,486	26,987
Regulatory liabilities	53,867	50,846	50,308
Other	32,253	30,586	29,930
Total Deferred Credits and Other Liabilities	611,186	613,270	612,840
Commitments and Contingencies (Note 8)
Total Capitalization and Liabilities	$1,642,122	$1,643,046	$1,583,601

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,
(Thousands)	2012	2011

Operating Activities:
Net Income	$52,252	$59,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,483	29,233
Deferred income taxes and investment tax credits	21,803	5,269
Other – net	(847)	183
Changes in assets and liabilities:
Accounts receivable – net	(16,533)	(19,116)
Unamortized purchased gas adjustments	16,561	19,779
Deferred purchased gas costs	(25,429)	48,752
Accounts payable	(13,536)	6,543
Delayed customer billings — net	(9,005)	(28,326)
Taxes accrued	10,552	24,000
Natural gas stored underground	62,744	56,600
Other assets and liabilities	(19,991)	(8,191)
Net cash provided by operating activities	109,054	193,946

Investing Activities:
Capital expenditures	(75,048)	(46,768)
Other investments	(1,242)	225
Net cash used in investing activities	(76,290)	(46,543)

Financing Activities:
Maturity of first mortgage bonds	—	(25,000)
Repayment of short-term debt — net	(46,000)	(129,650)
Borrowings from Laclede Group	196,075	149,991
Repayment of borrowings from Laclede Group	(157,198)	(117,489)
Changes in book overdrafts	223	474
Dividends paid	(27,737)	(26,939)
Issuance of common stock to Laclede Group	1,965	1,057
Excess tax benefits from stock-based compensation	186	272
Other	(43)	(34)
Net cash used in financing activities	(32,529)	(147,318)

Net Increase in Cash and Cash Equivalents	235	85
Cash and Cash Equivalents at Beginning of Period	923	1,009
Cash and Cash Equivalents at End of Period	$1,158	$1,094

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$21,975	$22,710
Income taxes	810	4,964

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
BASIS OF PRESENTATION - In compliance with generally accepted accounting principles, transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas’ Balance Sheets have not been eliminated from the Laclede Gas financial statements. Transactions with associated companies include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. For the quarter ended June 30, 2012, sales of natural gas from Laclede Gas to LER were $1.2 million, but were negligible for the same period last year. For the nine months ended June 30, 2012 and 2011, such sales were $1.2 million and $1.6 million, respectively. Sales of natural gas from LER to Laclede Gas during the quarters ended June 30, 2012 and 2011 were $1.8 million and $6.5 million, respectively. For the nine months ended June 30, 2012 and 2011, such sales totaled $10.3 million and $19.1 million, respectively. Transportation services provided by Laclede Pipeline Company to Laclede Gas during both the quarters ended June 30, 2012 and 2011 totaled $0.3 million and were $0.8 million for both the nine months ended June 30, 2012 and 2011.
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-Associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may, on occasion, borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $91.8 million, $52.9 million, and $32.5 million at June 30, 2012, September 30, 2011, and June 30, 2011, respectively. The interest rate on these borrowings was 0.3% at June 30, 2012, September 30, 2011, and June 30, 2011. Advances under this note are due and payable on demand.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its utility operating revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2012 and 2011, for the Utility, were $9.0 million and $9.6 million, respectively. The amount of accrued unbilled revenue at September 30, 2011 was $11.8 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues for the quarters ended June 30, 2012 and 2011 were $5.7 million and $7.5 million, respectively. Amounts recorded in Utility Operating Revenues for the nine months ended June 30, 2012 and 2011 were $31.4 million and $39.1 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.

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
The amounts of compensation cost allocated to the Utility for share-based compensation arrangements are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Total equity compensation cost	$576	$1,325	$1,725	$2,637
Compensation cost capitalized	(230)	(371)	(589)	(702)
Compensation cost recognized in net income	346	954	1,136	1,935
Income tax benefit recognized in net income	(133)	(367)	(438)	(746)
Compensation cost recognized in net income,
net of income tax	$213	$587	$698	$1,189

As of June 30, 2012, there was $4.0 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.3 years.
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
Pension costs for the quarters ended June 30, 2012 and 2011 were $4.1 million and $4.2 million, respectively, including amounts charged to construction. Pension costs for the nine months ended June 30, 2012 and 2011 were $15.9 million and $10.0 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Service cost – benefits earned during the period	$2,295	$2,388	$6,908	$7,164
Interest cost on projected benefit obligation	4,824	4,705	14,535	14,115
Expected return on plan assets	(4,899)	(4,712)	(14,697)	(14,136)
Amortization of prior service cost	148	161	444	481
Amortization of actuarial loss	2,252	2,557	6,788	7,671
Loss on lump-sum settlement	—	—	3,407	—
Sub-total	4,620	5,099	17,385	15,295
Regulatory adjustment	(484)	(864)	(1,451)	(5,259)
Net pension cost	$4,136	$4,235	$15,934	$10,036

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements were $6.4 million during the nine months ended June 30, 2012. No lump-sum payments were recognized as settlements during the nine months ended June 30, 2011.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2012 contributions to the pension plans through June 30, 2012 were $33.3 million to the qualified trusts and approximately $2.0 million to the non-qualified plans. Laclede Gas does not expect to make contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2012. Contributions to the pension plans for the non-qualified plans for the remaining three months of fiscal year 2012 are anticipated to be approximately $4.7 million.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended June 30, 2012 and 2011 were $2.4 million, including amounts charged to construction. Postretirement benefit costs for the nine months ended June 30, 2012 and 2011 were $7.1 million and $6.7 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Service cost – benefits earned during the period	$2,015	$1,919	$6,045	$5,757
Interest cost on accumulated
postretirement benefit obligation	1,380	1,210	4,140	3,632
Expected return on plan assets	(991)	(911)	(2,973)	(2,734)
Amortization of transition obligation	34	34	102	102
Amortization of prior service credit	(518)	(582)	(1,554)	(1,746)
Amortization of actuarial loss	1,065	1,111	3,195	3,332
Sub-total	2,985	2,781	8,955	8,343
Regulatory adjustment	(604)	(400)	(1,812)	(1,671)
Net postretirement benefit cost	$2,381	$2,381	$7,143	$6,672

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2012 contributions to the postretirement plans through June 30, 2012 were $6.0 million to the qualified trusts and approximately $0.1 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining three months of fiscal year 2012 are anticipated to be $6.0 million to the qualified trusts and $0.1 million paid directly to participants from Laclede Gas’ funds.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value (a)
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012
Cash and cash equivalents	$1,158	$1,158	$1,134	$24	$—
Short-term debt	91,756	91,756	—	91,756	—
Long-term debt, including current portion	364,401	445,961	—	445,961	—

As of September 30, 2011
Cash and cash equivalents	$923	$923
Short-term debt	98,879	98,879
Long-term debt	364,357	443,739

As of June 30, 2011
Cash and cash equivalents	$1,094	$1,094
Short-term debt	32,502	32,502
Long-term debt	364,343	397,684

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$17,535	$—	$—	$—	$17,535
NYMEX natural gas contracts	2,377	—	—	(2,377)	—
NYMEX gasoline and heating
oil contracts	107	—	—	(107)	—
Total	$20,019	$—	$—	$(2,484)	$17,535

Liabilities
NYMEX natural gas contracts	$20,681	$—	$—	$(20,681)	$—

As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX natural gas contracts	457	—	—	5,064	5,521
NYMEX gasoline and heating
oil contracts	19	—	—	162	181
Total	$15,309	$—	$—	$5,226	$20,535

Liabilities
NYMEX natural gas contracts	$16,738	$—	$—	$(16,738)	$—
NYMEX gasoline and heating
oil contracts	124	—	—	(124)	—
Total	$16,862	$—	$—	$(16,862)	$—

As of June 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$16,096	$—	$—	$—	$16,096
NYMEX natural gas contracts	1,925	—	—	4,681	6,606
NYMEX gasoline and heating
oil contracts	143	—	—	164	307
Total	$18,164	$—	$—	$4,845	$23,009

Liabilities
NYMEX natural gas contracts	$12,379	$—	$—	$(12,379)	$—
NYMEX gasoline and heating
oil contracts	4	—	—	(4)	—
Total	$12,383	$—	$—	$(12,383)	$—

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At June 30, 2012, Laclede Gas held 0.8 million gallons of gasoline futures contracts at an average price of $2.27 per gallon and 0.5 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at June 30, 2012, it is expected that approximately $0.1 million pre-tax gains will be reclassified into the Statements of Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at June 30, 2012 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2012	4.29	$4.26
Fiscal 2013	25.87	4.04
Fiscal 2014	1.87	3.45

At June 30, 2012, Laclede Gas also had 6.6 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	June 30,		June 30,
(Thousands)	Recorded in Income	2012	2011	2012	2011

Derivatives in Cash Flow Hedging Relationships

NYMEX gasoline and heating oil contracts:
Effective portion of gain recognized in OCI on derivatives		$69	$9	$202	$449

Effective portion of gain reclassified from AOCI to income	Utility – Other Operation Expenses	17	196	20	317
Ineffective portion of gain (loss) on derivatives recognized in income	Utility – Other Operation Expenses	(46)	(13)	(12)	35

Derivatives Not Designated as Hedging Instruments *

NYMEX gasoline and heating oil contracts:
Gain (loss) recognized in income on derivative	Other Income and (Income Deductions) – Net	$(11)	$(19)	$2	$44

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

Fair Value of Derivative Instruments in the Balance Sheet at June 30, 2012

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	$106		Accounts Receivable - Other	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Accounts Receivable – Other	2,377		Accounts Receivable – Other	20,681
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	1		Accounts Receivable – Other	—
Sub-total		2,378			20,681
Total derivatives		$2,484			$20,681

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$15		Derivative Instrument Assets	$117

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		461			16,745
Total derivatives		$476			$16,862

Fair Value of Derivative Instruments in the Balance Sheet at June 30, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$133		Derivative Instrument Assets	$3

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	1,835		Derivative Instrument Assets	12,379
	Other Deferred Charges	90		Other Deferred Charges	—
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	10		Derivative Instrument Assets	1
Sub-total		1,935			12,380
Total derivatives		$2,068			$12,383

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

		June 30,	Sept. 30,	June 30,
	(Thousands)	2012	2011	2011

	Fair value of asset derivatives presented above	$2,484	$476	$2,068
	Fair value of cash margin receivables offset with derivatives	18,197	22,088	17,228
	Netting of assets and liabilities with the same counterparty	(20,681)	(16,862)	(12,383)
	Total	$—	$5,702	$6,913

	Derivative Instrument Assets, per Balance Sheets:
	Derivative instrument assets	$—	$4,746	$6,432
	Other deferred charges	—	956	481
	Total	$—	$5,702	$6,913

	Fair value of liability derivatives presented above	$20,681	$16,862	$12,383
	Netting of assets and liabilities with the same counterparty	(20,681)	(16,862)	(12,383)
	Derivative instrument liabilities, per Balance Sheets*	$—	$—	$—

*	Included in the Other line of the Current Liabilities section

6.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Interest income	$293	$168	$934	$831
Net investment (loss) gain	(265)	73	1,949	1,240
Other income	(14)	(21)	(3)	53
Other income deductions	(135)	(393)	316	3
Other Income and (Income Deductions) – Net	$(121)	$(173)	$3,196	$2,127

7.	INFORMATION BY OPERATING SEGMENT

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

	Regulated	Non-
	Gas	Regulated
(Thousands)	Distribution	Other	Eliminations	Total

Three Months Ended
June 30, 2012
Operating revenues	$117,634	$137	$—	$117,771
Net Economic Earnings	4,597	72	—	4,669
Total assets	1,640,101	2,021	—	1,642,122

Nine Months Ended
June 30, 2012
Operating revenues	$667,159	$1,492	$—	$668,651
Net Economic Earnings	51,448	823	—	52,271
Total assets	1,640,101	2,021	—	1,642,122

Three Months Ended
June 30, 2011
Operating revenues	$151,423	$18,056	$—	$169,479
Net Economic Earnings	5,363	6,214	—	11,577
Total assets	1,582,214	1,387	—	1,583,601

Nine Months Ended
June 30, 2011
Operating revenues	$817,241	$18,056	$—	$835,297
Net Economic Earnings	53,000	6,214	—	59,214
Total assets	1,582,214	1,387	—	1,583,601

Reconciliation of Net Economic Earnings to Net Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2012	2011	2012	2011

Total Net Economic Earnings above	$4,669	$11,577	$52,271	$59,214
Add: Unrealized (loss) gain on energy-related
derivative contracts, net of tax	(39)	(44)	(19)	6
Net Income	$4,630	$11,533	$52,252	$59,220

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas has entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2012 are estimated at approximately $156 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At June 30, 2012, the Utility was contractually committed to costs of approximately $6 million related to this project, with additional expenditures to be incurred throughout the project’s life.

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
One of the sites located in the City of St. Louis is currently owned by a development agency of the City, which, together with other City development agencies, has selected a developer to redevelop the site. In conjunction with this redevelopment effort, Laclede Gas and another former owner of the site entered into an agreement (Remediation Agreement) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action letter from the Missouri Department of Natural Resources. The Remediation Agreement also provides for a release of Laclede Gas and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverages, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Laclede Gas and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The amount paid by Laclede Gas did not materially impact its financial condition, results of operations, or cash flows.
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, the Utility stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties that are willing to contribute to such efforts in a meaningful and equitable fashion.

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

As discussed in Note 5, Derivative Instruments and Hedging Activities, Laclede Gas enters into NYMEX exchange-traded derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas to a new brokerage firm. As of July 26, 2012, the Utility had $1.5 million on deposit with MF Global that remains unavailable to the Utility pending final resolution by the bankruptcy trustee. While the Utility’s exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.
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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our current expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results to differ materially from those contemplated in any forward-looking statement are:

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

•
Michael R. Spotanski was appointed to the newly created position of Senior Vice President, Chief Integration and Innovation Officer.  In his new role, Mr. Spotanski will lead Laclede Group’s efforts to integrate regulated natural gas distribution utilities and other businesses that it acquires as part of its growth strategy, as well as its efforts to develop and invest in emerging technologies.  Previously, Mr. Spotanski was Senior Vice President Operations and Marketing of Laclede Gas.  Until a new operating officer is appointed for Laclede Gas, Mr. Spotanski will continue to manage operations at Laclede Gas along with Suzanne Sitherwood who will remain President of Laclede Gas.

•
Mark C. Darrell was appointed to the position of Senior Vice President, General Counsel and Chief Compliance Officer.  In this role, Mr. Darrell supervises Laclede Group’s corporate legal functions, including mergers and acquisition support, litigation, regulatory affairs, contracts and environmental matters.  He is also responsible for the Laclede Group’s corporate compliance.

•
Mary C. Kullman was promoted to Senior Vice President, Chief Administrative Officer and Corporate Secretary.  In her new role, Ms. Kullman’s responsibilities include overseeing corporate communications, marketing and branding; the development and implementation of standards for shared services, enterprise risk management and internal audit.  She retains her previous role as corporate secretary and responsibility for corporate governance, securities and ethics.

•
Steven P. Rasche was promoted to Senior Vice President, Finance and Accounting and serves as principal accounting officer for Laclede Group.  Mr. Rasche’s responsibilities include accounting, financial reporting and analysis, treasury, tax and investor relations.  Mr. Rasche reports to Mr. Waltermire.

•
Richard A. Skau was appointed to Senior Vice President, Chief Human Resources Officer.  In this role, Mr. Skau supervises Laclede Group’s efforts to attract, retain, develop and train employees to prepare them to execute on corporate strategy.  His responsibilities also include employee relations, payroll, benefits, and diversity and inclusion.

•
Mark D. Waltermire was promoted to Executive Vice President, Chief Financial Officer. In this role, Mr. Waltermire oversees strategic planning and corporate development, information technology services, finance and accounting, supply chain functions and Laclede Energy Resources, Inc., an affiliate of Laclede Gas.

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

Laclede Gas continues to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s strategy focuses on improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and rate of return. The Utility’s distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the MoPSC. The settlement of the Utility’s rate case in 2010 retained the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 29 of this report for additional information on regulatory issues.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 31 for additional information.

EARNINGS

Quarter Ended June 30, 2012

Laclede Gas’ net income totaled $4.6 million for the quarter ended June 30, 2012, a decrease of $6.9 million compared with the quarter ended June 30, 2011. The decrease was primarily due to the following factors, quantified on a pre-tax basis:

•	the effect of income from an April 2011 non-regulated sale of propane inventory no longer required to serve utility customers, totaling $10.0 million;
•	lower system gas sales margins and other variations, totaling $4.3 million, primarily due to the effect of warmer weather in the Utility’s service area during the three months ended June 30, 2012; and
•	lower income from off-system sales and capacity release, higher depreciation and amortization expenses, and other minor variations totaling $1.4 million.

These factors were partially offset by:

•	decreases in operation and maintenance expenses totaling $4.5 million; and
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.1 million.

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

Utility Operating Revenues for the quarter ended June 30, 2012 were $117.6 million, or $33.8 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended June 30, 2012 were 29.8% warmer than the same quarter last year and 40.7% warmer than normal. Total system therms sold and transported were 97.1 million for the quarter ended June 30, 2012, compared with 111.8 million for the same period last year. Total off-system therms sold and transported were 51.4 million for the quarter ended June 30, 2012, compared with 64.0 million for the same period last year. The decrease in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(14.4)
Lower prices charged for off-system sales	(11.5)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(5.7)
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(3.3)
Higher ISRS revenues	1.1
Total Variation	$(33.8)

Utility Operating Expenses

Utility Operating Expenses for the quarter ended June 30, 2012 decreased $33.6 million from the same quarter last year. Natural and propane gas expense decreased $28.0 million, or 36.5%, from last year’s level, primarily attributable to lower off-system gas expense, decreased system volumes purchased for sendout, and lower rates charged by our suppliers. Other operation and maintenance expenses decreased $4.5 million, or 10.5%, primarily due to a higher rate of overheads capitalized and lower compensation expenses. Taxes, other than income taxes, decreased $1.5 million, or 12.1%, primarily due to decreased gross receipts taxes (attributable to the decreased system sales revenues).

Other Operating Revenues and Operating Expenses

Other Operating Revenues decreased $17.9 million primarily due to the effect of Laclede Gas’ April 2011 sale of 320,000 barrels of propane from inventory that were no longer required to serve utility customers. The revenues from this non-regulated transaction were $17.9 million and the resulting income, net of income taxes, totaled $6.1 million. The decrease in Other Operating Expenses, totaling $7.9 million, was primarily due to the expenses associated with this propane transaction.

Interest Charges

Interest charges during the quarter ended June 30, 2012 were essentially unchanged from the same period last year. Average short-term interest rates were 0.3% for both quarters ended June 30, 2012 and 2011. Average short-term borrowings were $100.3 million for the quarter ended June 30, 2012, compared with $43.8 million for the quarter ended June 30, 2011.

Income Taxes

The $3.2 million decrease in income taxes was primarily due to lower pre-tax income.

Nine Months Ended June 30, 2012

Laclede Gas’ net income for the nine months ended June 30, 2012 was $52.3 million, compared with net income of $59.2 million for the nine months ended June 30, 2011. The $7.0 million decrease in net income was primarily attributable to the following factors, quantified on a pre-tax basis:

•	the effect of income from an April 2011 non-regulated sale of propane inventory no longer required to serve utility customers, totaling $10.0 million;
•
lower system gas sales margins and other variations, totaling $8.0 million, primarily due to the effect of weather in the Utility’s service area during the nine months ended June 30, 2012, which was the warmest based on records dating back more than 100 years;

•	increases in pension and group insurance expenses totaling $5.0 million;
•	increases in depreciation and amortization expenses totaling $1.2 million; and
•	lower income from off-system sales and capacity release totaling $0.9 million.

These factors were partially offset by:

•	decreases in operating and maintenance expenses, excluding pension and group insurance expenses, totaling $9.8 million; and
•	higher ISRS revenues totaling $3.3 million.

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

Utility Operating Revenues for the nine months ended June 30, 2012 were $667.1 million, or $150.1 million less than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2012, which were the warmest on record, were 27.7% warmer than the same period last year and 27.9% warmer than normal. Total system therms sold and transported were 640.8 million for the nine months ended June 30, 2012, compared with 808.8 million for the same period last year. Total off-system therms sold and transported were 279.7 million for the nine months ended June 30, 2012, compared with 202.1 million for the same period last year. The decrease in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(116.4)
Lower prices charged for off-system sales	(39.4)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	32.8
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(30.4)
Higher ISRS revenues	3.3
Total Variation	$(150.1)

Utility Operating Expenses

Utility Operating Expenses for the nine months ended June 30, 2012 decreased $145.8 million from the same period last year. Natural and propane gas expense decreased $135.1 million, or 26.4%, from last year’s level, primarily attributable to decreased system volumes purchased for sendout, lower rates charged by our suppliers, and lower off-system gas expense. Other operation and maintenance expenses decreased $4.8 million, or 3.7%, primarily due to a higher rate of overheads capitalized, decreased maintenance charges, a lower provision for uncollectible accounts, and decreases in compensation expenses, partially offset by higher pension and group insurance expenses. Depreciation and amortization expense increased $1.2 million, or 4.2%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $7.2 million, or 13.6%, primarily due to decreased gross receipts taxes (attributable to decreased system sales revenues).

Other Operating Revenues and Operating Expenses

Other Operating Revenues decreased $16.6 million primarily due to the effect of Laclede Gas’ April 2011 sale of 320,000 barrels of propane from inventory that were no longer required to serve utility customers. The revenues from this non-regulated transaction were $17.9 million and the resulting income, net of income taxes, totaled $6.1 million. The decrease in Other Operating Expenses, totaling $7.8 million, was primarily due to the expenses associated with this propane transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) – Net increased $1.1 million primarily due to higher net investment gains.

Interest Charges

The $0.3 million decrease in interest charges was primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2 % first mortgage bonds. Average short-term interest rates were 0.3% for both the nine months ended June 30, 2012 and 2011. Average short-term borrowings were $132.3 million for the nine months ended June 30, 2012, compared with $111.8 million for the nine months ended June 30, 2011.

Income Taxes

The $4.7 million decrease in income taxes was primarily due to lower pre-tax income.

Labor Agreements

Laclede Gas has labor agreements with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial & Service Workers International Union, which represent approximately 62% of Laclede Gas’ employees. The agreements expire at midnight on July 31, 2012. Negotiations on new contracts are in progress.

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

On November 9, 2011, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.0 million annually, essentially all of which was approved by the MoPSC effective January 13, 2012. On April 27, 2012, the Utility made another ISRS filing with the Commission. As a result of such filing, on June 27, 2012 the MoPSC approved an annual increase in ISRS revenues of $3.2 million effective July 9, 2012.

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

There were no significant changes to these critical accounting policies during the nine months ended June 30, 2012. For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in the Utility’s Form 10-K for the fiscal year ended September 30, 2011.

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

Net cash provided by operating activities was $109.1 million for the nine months ended June 30, 2012, compared with $193.9 million for the nine months ended June 30, 2011. The variation is primarily attributable to increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, as well as increased cash payments for the funding of pension plans.

Net cash used in investing activities for the nine months ended June 30, 2012 was $76.3 million compared with $46.5 million for the nine months ended June 30, 2011. The variation primarily reflects additional capital expenditures this year for distribution plant and information technology investments.

Net cash used in financing activities was $32.5 million for the nine months ended June 30, 2012, compared with $147.3 million for the nine months ended June 30, 2011. The variation primarily reflects a net decrease in the repayment of short-term borrowings this year and the effect of the maturity of long-term debt last year.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At June 30, 2012, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, with the largest portion provided by a single bank being 17.9%. This line is scheduled to expire in July 2016. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 50% of total capitalization on June 30, 2012.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a) a portion of Laclede Gas’ short-term funding through intercompany lending during the nine months ended June 30, 2012 and b) all of its short-term funding on June 30, 2012. Information about the Utility’s short-term borrowings during the nine months ended June 30, 2012 and as of June 30, 2012, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

Nine Months Ended June 30, 2012
Weighted average borrowings outstanding	$52.6 million	$79.7 million	$132.3 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $133.5 million	$13.0 - $107.5 million	$84.2 - $200.1 million

As of June 30, 2012
Borrowings outstanding at end of period	None	$91.8 million	$91.8 million
Weighted average interest rate	N/A	0.3%	0.3%

Based on average short-term borrowings for the nine months ended June 30, 2012, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.3 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt and Equity

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million, effective through June 30, 2013. During the nine months ended June 30, 2012, pursuant to this authority, the Utility sold 51 shares of its common stock to Laclede Group for $2.0 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of July 27, 2012, $513.8 million remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

The Utility is in negotiations to issue $100 million in long-term debt to take advantage of attractive market terms, and on July 20, 2012, Laclede Gas tentatively committed to issue $100 million of first mortgage bonds in a private placement. Terms of the bonds will be between 10 and 15 years, with settlement planned for March 2013. The interest rates on these issuances are anticipated to be between 3.0% and 3.5% per annum. This commitment is subject to final purchaser due diligence and the execution of definitive documentation, and the proceeds are expected to be used for general corporate purposes.

At June 30, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $75.0 million for the nine months ended June 30, 2012, compared with $46.8 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications.

Capitalization at June 30, 2012 consisted of 57.7% common stock equity and 42.3% long-term debt.

It is management’s view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2012 and at September 30, 2011, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance and Delayed customer billings. The Balance Sheet at June 30, 2011 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2012, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Remaining			Fiscal Years
Contractual Obligations	Total	Fiscal Year 2012	Fiscal Years 2013-2014	Fiscal Years 2015-2016	2017 and thereafter
Principal Payments on Long-Term Debt (a)	$365.0	$—	$25.0	$—	$340.0
Interest Payments on Long-Term Debt (a)	440.6	2.5	43.5	42.6	352.0
Capital Leases (b)	0.2	—	0.1	0.1	—
Operating Leases (b)	8.8	1.1	6.6	1.1	—
Purchase Obligations – Natural Gas (c)	155.7	47.8	85.6	14.9	7.4
Purchase Obligations – Other (d)	94.1	18.1	28.6	18.3	29.1
Total (e)	$1,064.4	$69.5	$189.4	$77.0	$728.5

(a)
The principal and interest payments on long-term debt included in the table above do not include obligations associated with Laclede Gas’ commitment to issue $100 million of first mortgage bonds in a private placement scheduled for settlement in March 2013. Refer to Long-term Debt and Equity on page 31 for additional information.

(b)
Lease obligations are primarily for office space, office equipment, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2012 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $6.2 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, Laclede Gas does not expect to make any contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2012. Laclede Gas anticipates a $4.7 million contribution relative to its non-qualified pension plans during the remaining three months of fiscal year 2012. With regard to the postretirement benefits, the Utility anticipates it will contribute $6.0 million to the qualified trusts and $0.1 million directly to participants from Laclede Gas’ funds during the remaining three months of fiscal year 2012. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

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

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the nine months ended June 30, 2012, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.3 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At June 30, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 8, Commitments and Contingencies, of the Notes to Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 29 of this report.

Laclede Gas is involved in litigation, claims and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the financial position or results of operations of the Utility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2012, the Board of Directors of Laclede Gas approved the sale of 22 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.9 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	July 27, 2012	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

101.INS	-	XBRL Instance Document. (1)

101.SCH	-	XBRL Taxonomy Extension Schema. (1)

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Income for the three months and nine months ended June 30, 2012 and 2011; (iii) unaudited Statements of Comprehensive Income for the three months and nine months ended June 30, 2012 and 2011; (iv) unaudited Balance Sheets at June 30, 2012, September 30, 2011 and June 30, 2011; (v) unaudited Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, (vi) Notes to the unaudited Financial Statements.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.