Form 10-K
period 2012-09-30
LACLEDE GAS CO
filed 2012-11-19
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822

LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
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

As of November 15, 2012, there were 12,804 shares of the registrant’s common stock outstanding.

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

Item 1. Business

Overview

Laclede Gas Company (Laclede Gas or the Utility) is a wholly owned subsidiary of The Laclede Group, Inc. (Laclede Group). Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas is the largest natural gas distribution utility in Missouri, serving approximately 628,000 residential, commercial, and industrial customers in the City of St. Louis and parts of ten counties in eastern Missouri. As of September 30, 2012, Laclede Gas had 1,641 employees, including 15 part-time employees. Laclede Gas has no subsidiaries, but does have certain non-regulated activities, which are presented separately from its regulated utility operations.

Operating Revenues for the last three fiscal years are presented below. For more detailed financial information regarding the Utility’s segments, see Note 11 of the Notes to Financial Statements.

(Thousands)	2012	2011	2010
Utility	$764,651	$913,190	$864,297
Other	2,976	19,138	10,327
Total Operating Revenues	$767,627	$932,328	$874,624

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

In fiscal year 2012, Laclede Gas purchased natural gas from 28 different suppliers to meet current gas sales and storage injection requirements. The Utility entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature sensitive needs of its customers. Natural gas purchased by Laclede Gas for delivery to our utility service area through the Mississippi River Transmission Corporation (MRT) system totaled 46.1 billion cubic feet (Bcf). The Utility also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to deliveries from MRT, 5.4 Bcf of gas was purchased on the Panhandle Eastern Pipe Line Company system, and 8.9 Bcf on the Southern Star Central Pipeline system. Some of the Utility’s commercial and industrial customers purchased their own gas with Laclede Gas transporting 14.6 Bcf to them through the Utility’s distribution system.

The fiscal year 2012 peak day sendout of natural gas to utility customers, including transportation customers, occurred on January 12, 2012, when the average temperature was 19 degrees Fahrenheit. On that day, our customers consumed 0.729 Bcf of natural gas. About 87% of this peak day demand was met with natural gas transported to St. Louis through the MRT, Panhandle, and Southern Star transportation systems, and the other 13% was met from the Utility’s on-system storage and peak shaving resources.

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

REGULATORY MATTERS

For details on regulatory matters, see the Regulatory and Other Matters discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 27 of this Form 10-K.

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

Laclede Gas’ residential, commercial, and small industrial markets represent approximately 85% of the Utility’s Regulated Gas Distribution operating revenue. Given the current adequate level of natural gas supply and market conditions, Laclede believes that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In the new multi-family and commercial rental markets, Laclede Gas’ competitive exposure is presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets, but the performance and reliability of natural gas systems have contained the growth of these alternatives.

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

*****

Laclede Gas has labor agreements with Locals 11-6 and 11-194 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (Union), which represent approximately 62% of Laclede Gas’ employees. On July 30, 2012, Laclede Gas and Union representatives reached new two-year labor agreements, replacing the prior agreements that were set to expire at midnight, July 31, 2012. The new contracts will expire at midnight on July 31, 2014. The new contracts include healthcare and other benefit plan modifications, changes in wage rates and annual incentive compensation consistent with market, and operational changes to enable Laclede to work more efficiently and effectively.

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

*****

Revenues, therms sold and transported, and customers of Laclede Gas for the last three fiscal years are as follows:

Utility Operating Revenues

(Thousands)	2012	2011	2010
Residential	$487,529	$584,788	$589,350
Commercial & Industrial	161,866	202,017	208,953
Interruptible	2,105	3,659	4,246
Transportation	14,094	14,426	13,378
Off-System and Capacity Release	92,477	100,225	38,988
Other	6,580	8,075	9,382
Total	$764,651	$913,190	$864,297

Utility Therms Sold and Transported

(Thousands)	2012	2011	2010
Residential	385,317	497,171	506,576
Commercial & Industrial	183,536	228,080	231,292
Interruptible	3,013	5,098	6,267
Transportation	146,117	155,067	150,386
System Therms Sold and Transported	717,983	885,416	894,521
Off-System	314,473	223,000	70,966
Total Therms Sold and Transported	1,032,456	1,108,416	965,487

Utility Customers (End of Period)

	2012	2011	2010
Residential	588,061	584,926	586,974
Commercial & Industrial	39,741	39,995	40,264
Interruptible	15	15	18
Transportation	140	141	137
Total Customers	627,957	625,077	627,393

*****

Laclede Gas has franchises in all but one of the more than 90 communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. The franchise in Clayton, Missouri expired in 2008 and since that time Laclede Gas has continued to provide service in that community without a formal franchise. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas’ current public utility business in the State of Missouri.

NON-REGULATED OTHER

The Other category includes Laclede Gas’ non-regulated propane services business. In April 2011, Laclede Gas began providing, on a non-regulated basis, propane-related services to a third party, including the storage of propane, because the capacity of Laclede Gas’ propane cavern facility was no longer needed in its entirety to serve utility customers. More recently, Laclede Gas also began providing storage services to its affiliate, Laclede Pipeline Company.

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

Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect Laclede Gas’ revenues and cash flows or restrict its future growth. Economic conditions in its service territory may also adversely impact the Utility’s ability to collect its accounts receivable resulting in an increase to bad debt expenses.

Laclede Gas is dependent on bank lines of credit and continued access to capital markets to successfully execute its operating strategies.

In addition to longer-term debt that is issued by the Utility under its mortgage and deed of trust dated February 1, 1945, Laclede Gas has relied, and continues to rely, upon shorter term borrowings or commercial paper supported by bank lines of credit to finance the execution of a portion of its operating strategies. The Utility is dependent on these capital sources to purchase its natural gas supply and maintain its properties. The availability and cost of these credit sources is cyclical and these capital sources may not remain available to the Utility, or it may not be able to obtain funds at a reasonable cost in the future. Laclede Gas’ ability to borrow under its existing lines of credit depends on its compliance with the Utility’s obligations under the lines of credit. If the Utility were to breach any of the financial or other covenants under these agreements, its debt repayment obligations under them could be accelerated. Laclede Gas’ ability to issue commercial paper supported by its lines of credit, to issue long-term bonds, or to obtain new lines of credit also depends on current conditions in the credit markets. The Utility’s access to funds under committed short-term credit facilities, which are currently provided by a number of banks, is dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions in the bank or capital financing markets as a result of economic uncertainty, changing or increased regulation of the financial sector, or failure of major financial institutions could adversely affect the Utility’s access to capital and negatively impact its ability to run its business and make strategic investments.

A downgrade in the Utility’s credit rating may negatively affect its ability to access capital.

Standard & Poor’s rating group, Moody’s Investors Service, and Fitch Ratings from time to time implement new requirements for various ratings levels. To maintain its current credit ratings in light of any new requirements, Laclede Gas may find it necessary to take steps to change its business plans in ways that may affect its results of operations. The Utility’s credit ratings remain at investment grade, but are subject to review and change by the rating agencies. If the rating agencies lowered the Utility’s ratings, particularly below investment grade, it could significantly limit its ability to secure new or additional credit facilities and would increase its costs of borrowing. In addition, Laclede Gas would likely be required to pay a higher interest rate in future long-term financings and the Utility’s potential pool of investors and funding sources would likely decrease. Laclede Gas’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on its ability to execute operating strategies. Credit ratings are an independent assessment of the Utility’s ability to pay its obligations. Consequently, real or anticipated changes in credit ratings will generally affect the market value of the specific debt instruments that are rated.

Unexpected losses may adversely affect the Utility’s financial condition and results of operations.

As with most businesses, there are operations and business risks inherent in the activities of Laclede Gas. If, in the normal course of business, Laclede Gas becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, or penalties or be resolved on unfavorable terms. In accordance with customary practice, Laclede Gas maintains insurance against a significant portion of, but not all, risks and losses. In addition, in the normal course of its operations, Laclede Gas may be exposed to loss from other sources, such as bad debt expense or the failure of a counterparty to meet its financial obligations. Laclede Gas employs many strategies to gain assurance that such risks are appropriately managed, mitigated, or insured, as appropriate. To the extent a loss is not fully covered by insurance or other risk mitigation strategies, that loss could adversely affect the Utility’s financial condition and results of operations.

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

Such laws and regulations affect various aspects of Laclede Gas’ present and future operations. These laws and regulations require the Utility to maintain pipeline safety and system integrity by identifying and reducing pipeline risks. Compliance with these laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates. Failure to comply may result in fines, penalties, or injunctive measures that would not be recoverable from customers in rates and could result in a material effect on Laclede Gas’ financial condition and results of operations.

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

Over the last several years, Laclede Gas has implemented a variety of technological tools including both company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including the Utility’s integrated planning, scheduling and dispatching of field resources, and its automated meter reading system. The failure of these or other similarly important technologies, or the Utility’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations. Although the Utility has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts to date would protect against all potential issues related to the loss of any such technologies or their use. Furthermore, the Utility is subject to cyber-security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Utility in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect the Utility’s reputation, diminish customer confidence, disrupt operations, and subject the Utility to possible financial liability, any of which could have a material affect on the Utility’s financial condition and results of operations. The Utility closely monitors both preventive and detective measures to manage these risks.

Failure to successfully implement new technology may adversely impact Laclede Gas’ business operations and affect its financial condition and results of operations.

In 2011, Laclede Gas began a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications with a new suite of systems including a company-wide enterprise resource planning (ERP) system, in order to enhance its technology, customer service, and business processes. The implementation process involves a number of risks that may adversely impact Laclede Gas’ business operations and/or affect its financial condition and results of operations, if not implemented successfully. The new ERP system will replace multiple legacy systems, and successful implementation is expected to enhance and provide additional benefits to a variety of important business functions, including customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The ERP implementation is a complex and time-consuming project that involves substantial expenditures for system hardware, software, and implementation activities, as well as the transformation of business and financial processes.

As with any large software project, there are many factors that may materially affect the schedule, cost, and execution/implementation of this project. Those factors include, among others: problems during the design, implementation, and testing phases; system delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management’s attention from daily operations to the project; re-works due to changes in business processes or financial reporting standards; and other events beyond the Utility’s control. These types of issues could disrupt Laclede Gas’ business operations and/or its ability to timely and accurately process and report key components of its financial results and and/or complete important business processes such as the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, material deviations from the project plan or unsuccessful execution of the plan may adversely affect the Utility’s financial position and results of operations. Currently, the first phase of this project is nearing completion and certain software applications and business processes are being placed into production. Work continues on the remaining phases of this extensive project.

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

The SEC has not yet made a decision as to whether and how International Financial Reporting Standards (IFRS) should be incorporated into the United States (U.S.) financial reporting system, potentially replacing U.S. Generally Accepted Accounting Principles (GAAP). The timing of such a decision is unknown. IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (IASB), which are gaining worldwide acceptance. Incorporation of IFRS could take several forms, including full first-time adoption or a standard-by-standard adoption over a specified period of time. Unlike U.S. GAAP, IFRS does not currently address the accounting for rate-regulated activities, such as those of Laclede Gas. As such, if IFRS were fully adopted in its current state, Laclede Gas may be precluded from applying regulatory accounting principles, including the recognition of regulatory assets and regulatory liabilities. Although the IASB currently has a project on its agenda concerning the accounting for rate-regulated entities, the ultimate course of the project is unknown. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may adversely impact Laclede Gas’ financial condition and results of operations, should full adoption of IFRS be required. Also, the U.S. Financial Accounting Standards Board continues to consider various changes to U.S. GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. If approved, adoption of these changes may adversely impact Laclede Gas’ financial condition and results of operations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT – Listed below are executive officers of Laclede Gas. Their ages, at September 30, 2012, and positions held at Laclede Gas are listed below along with their business experience during the past five years. Many of the executives currently serve as directors or officers of The Laclede Group or its affiliates.

Name, Age, and Position with the Utility	Appointed (1)

S. Sitherwood, Age 52

Chairman of the Board, President and Chief Executive Officer (2)	February 2012

M. D. Waltermire, Age 54

Executive Vice President	May 2012
Senior Vice President and Chief Financial Officer	October 2007

S. P. Rasche, Age 52

Chief Financial Officer	May 2012
Vice President – Finance (3)	November 2009

M. C. Kullman, Age 52

Corporate Secretary	May 2012
Chief Governance Officer and Corporate Secretary	February 2004

(1)	Officers of Laclede are normally reappointed at the Annual Meeting of the Board of Directors in January of each year.
(2)
Ms. Sitherwood served as President of Atlanta Gas Light Company, Chattanooga Gas Company, and Florida City Gas, all of which are subsidiaries of AGL Resources, Inc., from November 2004 to September 2011. During that time, she also served as Senior Vice President of Southern Operations for AGL Resources, Inc. From September 2011 to February 2012, Ms. Sitherwood served as President of The Laclede Group, Inc. and became its President and Chief Executive Officer effective February 1, 2012.

(3)	Mr. Rasche served as the Chief Financial Officer for TLCVision Corporation from 2004 to May 2009.

Mr. Douglas H. Yaeger, the Utility’s previous Chairman of the Board, President and Chief Executive Officer, retired at the end of January 2012. Ms. Sitherwood succeeded Mr. Yaeger in these positions effective February 1, 2012.

Effective October 1, 2012, Mr. Steven L. Lindsey was appointed President of Laclede Gas. Ms. Sitherwood relinquished the title of President of Laclede Gas on that same date. Mr. Lindsey, age 46, served as Senior Vice President, Southern Operations of AGL Resources, Inc. and President of its Atlanta Gas Light, Chattanooga Gas and Florida City Gas subsidiaries since December 2011. He also served as Vice President and General Manager of Atlanta Gas Light and Chattanooga Gas from 2005 to 2011.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Laclede Gas’ common stock is owned by its parent, The Laclede Group, Inc., and is not traded on any stock exchange.

Dividends declared on the common stock for the two most recent fiscal years were:

	Fiscal 2012	Fiscal 2011
1st Quarter	$795.11	$775.60
2nd Quarter	794.13	775.74
3rd Quarter	793.56	775.77
4th Quarter	793.62	775.32

Laclede Gas’ mortgage contains several restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 3, Stockholder’s Equity, of the Notes to Financial Statements.

Laclede Group periodically purchases common stock of Laclede Gas with the price set at the book value of Laclede Gas common stock as of the most recently completed fiscal quarter. The details on sales of common stock of Laclede Gas to Laclede Group during the past three fiscal years are set forth below:

	Aggregate
	Purchase Price	Number
Date of Sale	(millions)	of Shares

FY 2010
December 15, 2009	$0.3	10
February 8, 2010	0.4	10
May 7, 2010	0.4	10
August 11, 2010	0.4	10

FY 2011
December 13, 2010	0.4	10
February 8, 2011	0.4	10
May 12, 2011	0.3	9
August 9, 2011	0.5	14

FY 2012
December 13, 2011	0.4	11
February 8, 2012	0.7	18
May 14, 2012	0.9	22
August 14, 2012	0.7	18
September 12, 2012	40.0	1,018

The proceeds from Laclede Gas’ sales of stock were used to reduce its short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

Laclede Gas Company

	Fiscal Years Ended September 30
(Thousands)	2012	2011	2010	2009	2008
Summary of Operations
Operating Revenues:
Utility	$764,651	$913,190	$864,297	$1,053,993	$1,128,287
Other	2,976	19,138	10,327	2,246	2,693
Total Operating Revenues	767,627	932,328	874,624	1,056,239	1,130,980

Operating Expenses:
Utility
Natural and propane gas	414,846	549,947	519,905	699,984	770,097
Other operation expenses	144,440	147,889	141,995	146,542	144,611
Maintenance	22,911	25,049	27,244	27,818	25,827
Depreciation and amortization	40,739	39,214	37,572	36,751	35,303
Taxes, other than income taxes	53,672	60,752	61,407	68,639	69,023
Total Utility Operating Expenses	676,608	822,851	788,123	979,734	1,044,861
Other	209	7,985	4,343	2,238	2,641
Total Operating Expenses	676,817	830,836	792,466	981,972	1,047,502
Operating Income	90,810	101,492	82,158	74,267	83,478
Allowance for Funds Used During Construction	6	(98)	(112)	(152)	(72)
Other Income and (Income Deductions) – Net	2,699	923	2,681	3,280	1,278
Interest Charges:
Interest on long-term debt	22,958	23,161	24,583	24,583	19,851
Other interest charges	2,198	2,383	2,269	5,770	10,363
Total Interest Charges	25,156	25,544	26,852	30,353	30,214
Income Before Income Taxes	68,359	76,773	57,875	47,042	54,470
Income Tax Expense	18,460	22,996	18,150	13,859	15,264
Net Income	49,899	53,777	39,725	33,183	39,206
Dividends on Redeemable Preferred Stock	—	—	—	15	35
Earnings Applicable to Common Stock	$49,899	$53,777	$39,725	$33,168	$39,171

Item 6. Selected Financial Data (continued)

Laclede Gas Company

	Fiscal Years Ended September 30
(Thousands)	2012	2011	2010	2009	2008

Dividends Declared –
Common Stock	$37,345	$36,297	$35,195	$34,108	$32,811

Utility Plant
Gross Plant – End of Period	$1,497,419	$1,386,590	$1,326,284	$1,280,238	$1,229,174
Net Plant – End of Period	1,019,299	928,683	884,084	855,929	823,197
Capital Expenditures	106,734	67,304	56,234	51,384	55,304
Property Retirements	10,055	14,800	10,946	9,732	15,629
Total Assets – End of Period	$1,760,152	$1,643,046	$1,658,452	$1,600,287	$1,625,815

Capitalization – End of Period
Common Stock and Paid-In Capital	$257,415	$212,970	$208,154	$203,754	$157,883
Retained Earnings	236,014	223,460	205,980	201,450	202,535
Accumulated Other Comprehensive Loss	(2,101)	(2,473)	(2,875)	(2,619)	(1,790)
Common Stock Equity	491,328	433,957	411,259	402,585	358,628
Redeemable Preferred Stock	—	—	—	—	467
Long-Term Debt	339,416	364,357	364,298	389,240	389,181
Total Capitalization	$830,744	$798,314	$775,557	$791,825	$748,276

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

Ms. Suzanne Sitherwood became Laclede Gas’ Chairman, President, and Chief Executive Officer (CEO) effective February 1, 2012, succeeding Mr. Douglas H. Yaeger, who retired on that same date. Ms. Sitherwood also serves as President and CEO of The Laclede Group, Inc.

On April 26, 2012, Steven P. Rasche was appointed Chief Financial Officer and principal accounting officer of Laclede Gas effective May 1, 2012. On April 27, 2012, Laclede Group announced a new organizational structure that will position it to grow through execution of four strategic imperatives: 1) develop and invest in emerging technologies, 2) invest in infrastructure, 3) pursue growth through the acquisition of businesses to which the Laclede Group can apply its operating model, and 4) leverage current business unit competencies to enhance growth.  Laclede Group’s Board of Directors approved the following appointments and promotions effective May 1, 2012.  Some of these executives also currently serve as directors or officers of Laclede Gas.

•
Mark D. Waltermire was promoted to Executive Vice President, Chief Financial Officer. In this role, Mr. Waltermire oversees strategic planning and corporate development, information technology services, finance and accounting, supply chain functions and Laclede Energy Resources, Inc. (LER), an affiliate of Laclede Gas.

•
Michael R. Spotanski was appointed to the newly created position of Senior Vice President, Chief Integration and Innovation Officer.  In his new role, Mr. Spotanski will lead Laclede Group’s efforts to integrate regulated natural gas distribution utilities and other businesses that it acquires as part of its growth strategy, as well as its efforts to develop and invest in emerging technologies.  Previously, Mr. Spotanski was Senior Vice President, Operations and Marketing of Laclede Gas.

•
Mark C. Darrell was appointed to the position of Senior Vice President, General Counsel and Chief Compliance Officer.  In this role, Mr. Darrell supervises Laclede Group’s corporate legal functions, including mergers and acquisition support, litigation, regulatory affairs, contracts and environmental matters.  He is also responsible for the Laclede Group’s corporate compliance.

•
Mary C. Kullman was promoted to Senior Vice President, Chief Administrative Officer and Corporate Secretary.  In her new role, Ms. Kullman’s responsibilities include overseeing corporate communications, the development and implementation of standards for shared services, enterprise risk management and internal audit.  She retains her previous role as corporate secretary and responsibility for corporate governance, securities and ethics.

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

Effective October 1, 2012, Mr. Steven L. Lindsey was appointed President of Laclede Gas. Ms. Suzanne Sitherwood, relinquished this title on that same date.

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

EARNINGS

2012 vs. 2011

Laclede Gas’ earnings applicable to common stock for fiscal year 2012 were $49.9 million, a decrease of $3.9 million, compared with fiscal year 2011. The decrease in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the effect of income from an April 2011 non-regulated sale of propane inventory no longer required to serve utility customers, totaling $10.0 million;
•
lower system gas sales margins and other variations, totaling $7.8 million, primarily due to the effect of weather in the Utility’s service area during the fiscal year ended September 30, 2012, which was the warmest based on records dating back more than 100 years;

•	increases in pension and group insurance expenses totaling $5.5 million; and
•	increases in charitable contributions totaling $1.9 million.

These factors were partially offset by:

•	decreases in operation and maintenance expenses, excluding pension and group insurance expenses, totaling $11.1 million;
•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $4.6 million; and
•	higher net investment gains and other variations totaling $3.3 million.

2011 vs. 2010

Laclede Gas’ earnings applicable to common stock for fiscal year 2011 were $53.8 million, an increase of $14.1 million, compared with fiscal year 2010. The increase in net income was primarily due to the following factors, quantified on a pre-tax basis:

•	the benefit of the general rate increase, effective September 1, 2010, totaling $28.0 million;
•	higher income from the non-regulated sale of propane inventory, totaling $4.0 million; and,
•	decreases in operation and maintenance expenses, excluding pension and group insurance expenses, totaling $3.8 million.

These factors were partially offset by:

•	increases in pension and group insurance expenses, totaling $7.5 million;
•	lower ISRS revenues, totaling $6.2 million; and,
•	lower system gas sales volumes and other variations, totaling $1.4 million.

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

2012 vs. 2011

Utility Operating Revenues for fiscal year 2012 decreased $148.5 million compared to fiscal year 2011. Temperatures experienced in the Utility’s service area during 2012, which were the warmest on record, were 27.9% warmer than the same period last year. Total system therms sold and transported to the Utility’s customers within its service territory were 718.0 million for fiscal year 2012 compared with 885.4 million for fiscal year 2011. Total off-system therms sold and transported outside of the Utility’s service area were 314.5 million for fiscal year 2012 compared with 223.0 million for fiscal year 2011. The decrease in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Lower system sales volumes and other variations	$(114.5)
Lower prices charged for off-system sales	(44.6)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	38.8
Lower wholesale gas costs passed on to Utility customers	(32.8)
Higher ISRS revenues	4.6
Total Variation	$(148.5)

2011 vs. 2010

Utility Operating Revenues for fiscal year 2011 increased $48.9 million compared to fiscal year 2010. Temperatures experienced in the Utility’s service area during 2011 were essentially normal, but 1.1% colder than fiscal year 2010. Total system therms sold and transported to the Utility’s customers within its service territory were 885.4 million for fiscal year 2011 compared with 894.5 million for fiscal year 2010. Total off-system therms sold and transported outside of the Utility’s service area were 223.0 million for fiscal year 2011 compared with 71.0 million for fiscal year 2010. The increase in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher off-system sales volumes (reflecting more favorable market conditions as described in greater detail in the Results of Operations - Overview)	$67.9
General rate increase, effective September 1, 2010	28.0
Lower wholesale gas costs passed on to Utility customers	(20.5)
Lower system sales volumes and other variations	(15.3)
Lower ISRS revenues	(6.2)
Lower prices charged for off-system sales	(5.0)
Total Variation	$48.9

Utility Operating Expenses

2012 vs. 2011

Utility Operating Expenses in fiscal year 2012 decreased $146.2 million, or 17.8%, from fiscal year 2011. Natural and propane gas expense decreased $135.1 million from last year’s level, primarily attributable to decreased system volumes purchased for sendout, lower rates charged by our suppliers, and lower off-system gas expense. Other operation and maintenance expenses decreased $5.6 million, or 3.2%, primarily due to a higher rate of overheads capitalized, decreased maintenance charges, a lower provision for uncollectible accounts, and a decrease in customer accounts expenses. These factors were partially offset by higher pension and group insurance expenses. Depreciation and amortization expense increased $1.5 million, or 3.9%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $7.1 million, or 11.7%, primarily due to decreased gross receipts taxes, attributable to decreased system sales revenues.

2011 vs. 2010

Utility Operating Expenses in fiscal year 2011 increased $34.7 million, or 4.4%, from fiscal year 2010. Natural and propane gas expense increased $30.0 million from fiscal year 2010, primarily attributable to higher off-system gas expense, partially offset by lower rates charged by our suppliers and decreased system volumes purchased for sendout. Other operation and maintenance expenses increased $3.7 million, or 2.2%, primarily due to higher pension expense and increased group insurance charges, partially offset by a higher rate of overheads capitalized and decreased maintenance charges. Depreciation and amortization expense increased $1.6 million, or 4.4%, primarily due to additional depreciable property. Taxes, other than income taxes, decreased $0.7 million, or 1.1%, primarily due to decreased gross receipts taxes, attributable to decreased system sales revenues.

Other Operating Revenues and Operating Expenses

Other Operating Revenues decreased $16.2 million in fiscal year 2012 (compared to fiscal year 2011) and increased $8.8 million in fiscal year 2011 (compared to fiscal year 2010). Other Operating Expenses decreased $7.8 million in fiscal year 2012 (compared to fiscal year 2011) and increased $3.6 million in fiscal year 2011 (compared to fiscal year 2010). These year-to-year variations were primarily attributable to non-regulated sales of propane inventory in fiscal years 2011 and 2010. These transactions resulted in pre-tax income of $10.0 million in fiscal year 2011 and $6.0 million in fiscal year 2010. This type of transaction did not recur in fiscal year 2012.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net increased $1.9 million in fiscal year 2012 (compared to fiscal year 2011) primarily due to higher net investment gains, partially offset by increased charitable contributions.

Other Income and (Income Deductions) - Net decreased $1.7 million in fiscal year 2011 (compared to fiscal year 2010), primarily due to higher net investment losses, lower income associated with carrying costs applied to under-recoveries of gas costs, and other minor variations. Carrying costs on under-recoveries of gas costs are recovered through the Utility’s PGA Clause.

Interest Charges

Interest charges decreased $0.4 million in fiscal year 2012 (from fiscal year 2011) and $1.3 million in fiscal year 2011 (from fiscal year 2010). These decreases were primarily due to lower interest on long-term debt, attributable to the November 2010 maturity of $25 million principal amount of 6 1/2% first mortgage bonds. Average short-term interest rates were 0.3% for fiscal years 2012, 2011 and 2010. Average short-term borrowings were $122.0 million, $99.2 million, and $107.9 million for fiscal years 2012, 2011, and 2010, respectively.

Income Taxes

Income tax expense decreased $4.5 million in fiscal year 2012 (from fiscal year 2011) and increased $4.8 million in fiscal year 2011 (over fiscal year 2010). These variations were primarily due to changes in pre-tax income. The variation in 2011 (compared to 2010) also reflects the effects of lower income tax expense in fiscal year 2011 due to net changes in unrecognized tax benefits recorded in earnings and various property-related deductions.

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

The table below reflects the sensitivity of Laclede’s plans to potential changes in key assumptions:

Pension Plan Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual
		Benefit	Net Pension
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(10,610)	$260
	(0.25)	10,910	(280)

Rate of Future Compensation Increase	0.25%	6,000	300
	(0.25)	(5,900)	(300)

Expected Return on Plan Assets	0.25%	—	(640)
	(0.25)	—	640

Postretirement Benefits:

		Estimated	Estimated
		Increase/	Increase/
		(Decrease) to	(Decrease) to
		Projected	Annual Net
		Postretirement	Postretirement
		Benefit	Benefit
	Increase/	Obligation	Cost*
Actuarial Assumptions	(Decrease)	(Thousands)	(Thousands)

Discount Rate	0.25%	$(3,180)	$(133)
	(0.25)	3,270	133

Expected Return on Plan Assets	0.25%	—	(140)
	(0.25)	—	140

Annual Medical Cost Trend	1.00%	8,240	1,580
	(1.00)	(7,670)	(1,440)

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

REGULATORY AND OTHER MATTERS

There are several regulatory matters affecting Laclede Gas.

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008, 2009, and 2010. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

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

On November 9, 2011, the Utility made an ISRS filing with the Commission designed to increase revenues by $2.0 million annually, essentially all of which was approved by the MoPSC effective January 13, 2012. On April 27, 2012, the Utility made another ISRS filing with the Commission. As a result of such filing, on June 27, 2012, the MoPSC approved an annual increase in ISRS revenues of $3.2 million effective July 9, 2012.

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

INFLATION

The accompanying financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the business of Laclede Gas, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which Laclede Gas is subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. The Utility expects to incur significant capital expenditures during the next few years, primarily related to both an on-going multi-year software replacement project to enhance technology, customer service, and business processes and the planned increased replacements of distribution plant. Laclede Gas believes that any higher costs experienced upon replacement of existing facilities will be recovered through the normal regulatory process.

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

Net cash provided by operating activities for fiscal years 2012, 2011 and 2010 was $119.0 million, $157.0 million and $92.6 million, respectively. The decrease in net cash provided by operating activities in fiscal year 2012 (compared to fiscal year 2011) is primarily attributable to variations associated with the timing of collections of gas cost under the Utility’s PGA Clause, including the net effect of increased cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and changes in the cost of natural gas storage inventories. The decrease is also attributable to the effect of a non-regulated sale of propane inventory in fiscal year 2011 and increased cash payments for the funding of pension plans this year. The improvement in net cash provided by operating activities in fiscal year 2011 (compared to fiscal year 2010) is primarily attributable to reduced cash payments for margin deposits associated with the Utility’s use of natural gas derivative instruments and other variations in the timing of the collection of gas costs under the PGA Clause, as well as improved operating earnings. These benefits were partially offset by reduced net cash receipts from Laclede Group for the Utility’s allocation of income taxes.

Net cash used in investing activities for fiscal years 2012, 2011, and 2010 was $103.1 million, $66.6 million, and $59.8 million, respectively. Net cash used in investing activities primarily reflected capital expenditures in all periods. The variations primarily reflect additional capital expenditures for distribution plant and information technology investments.

Net cash used in financing activities for fiscal years 2012, 2011 and 2010 was $14.4 million, $90.5 million and $33.2 million, respectively. The decrease in net cash used in financing activities in fiscal year 2012 (from fiscal year 2011) primarily reflects a net decrease in the repayment of short-term borrowings this year and the effect of the maturity of long-term debt last year. The increase in net cash used in financing activities in fiscal year 2011 (over fiscal year 2010) primarily reflects increased repayments of short-term debt and the maturity of long-term debt in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At September 30, 2012, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $ 42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 47% of total capitalization on September 30, 2012.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during fiscal years 2012 and 2011. Information about the Utility’s short-term borrowings during the 12 months ended September 30, 2012 and 2011 and as of September 30, 2012 and 2011, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

12 Months Ended September 30, 2012
Weighted average borrowings outstanding	$43.8 million	$78.2 million	$122.0 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $133.5 million	$13.0 - $107.5 million	$59.6 - $200.1 million

As of September 30, 2012
Borrowings outstanding at end of period	$40.1 million	$37.1 million	$77.2 million
Weighted average interest rate	0.2%	0.2%	0.2%

12 Months Ended September 30, 2011
Weighted average borrowings outstanding	$54.6 million	$44.6 million	$99.2 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $172.1 million	$0 - $79.9 million	$11.5 - $193.0 million

As of September 30, 2011
Borrowings outstanding at end of period	$46.0 million	$52.9 million	$98.9 million
Weighted average interest rate	0.3%	0.3%	0.3%

Based on average short-term borrowings for the 12 months ended September 30, 2012, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.2 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt, Equity, and Shelf Registration

On August 3, 2012, Laclede Gas committed to issue $100 million of first mortgage bonds in a private placement, with settlement scheduled for March 2013. Of this $100 million, $55 million will be issued at 3.00% for a 10-year term, maturing in March 2023, and $45 million will be issued at 3.40% for a 15-year term, maturing in March 2028. The proceeds will be used for general corporate purposes.

Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension was approved October 24, 2012, to be effective on November 23, 2012. During the year ended September 30, 2012, pursuant to this authority, the Utility sold 1,087 shares of its common stock to Laclede Group for $42.7 million. For more information on these sales of stock, see Part II., Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities. As of November 19, 2012, $473.1 million remains available under this authorization. After the settlement of the $100 million in bonds in March 2013, $373.1 million in authorization will remain, assuming no other uses in the interim. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

At September 30, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). On October 15, 2012, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $365 million in long-term debt, $50 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $106.7 million for fiscal 2012, compared with $67.3 million and $56.2 million for fiscal years 2011 and 2010, respectively. Utility capital expenditures are expected to be approximately $113 million in fiscal year 2013. The increases in capital expenditures, compared with prior periods, are primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications.

Capitalization at September 30, 2012, consisted of 59.1% common stock equity and 40.9% long-term debt compared to 54.4% common stock equity and 45.6% long-term debt at September 30, 2011.

Laclede Gas’ ratio of earnings to fixed charges was 3.6 for fiscal year 2012, 3.8 for fiscal year 2011, and 3.0 for fiscal year 2010.

It is management’s view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS

As of September 30, 2012, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal Payments on Long-Term Debt (a)	$365.0	$25.0	$—	$—	$340.0
Interest Payments on Long-Term Debt (a)	438.2	22.1	42.7	42.7	330.7
Capital Leases (b)	0.2	0.1	0.1	—	—
Operating Leases (b)	8.3	3.8	4.3	0.2	—
Purchase Obligations – Natural Gas (c)	298.5	225.5	58.8	13.6	0.6
Purchase Obligations – Other (d)	85.1	24.8	21.5	18.2	20.6
Total (e)	$1,195.3	$301.3	$127.4	$74.7	$691.9

(a)
The principal and interest payments on long-term debt included in the table above do not include obligations associated with Laclede Gas’ commitment to issue $100 million of first mortgage bonds in private placements scheduled for settlement in March 2013. Of this $100 million, $55 million will be issued at 3.00% for a 10-year term, and $45 million will be issued at 3.40% for a 15-year term. Refer to Long-term Debt, Equity, and Shelf Registrations on page 29 for additional information.

(b)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2012 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.
(e)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $5.6 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. Laclede Gas expects to make contributions to its qualified, trusteed pension plans totaling $23.3 million in fiscal year 2013. Laclede Gas anticipates a $0.5 million contribution relative to its non-qualified pension plans during fiscal year 2013. With regard to the postretirement benefits, the Utility anticipates it will contribute $15.7 million to the qualified trusts and $0.8 million directly to participants from Laclede Gas’ funds during fiscal year 2013. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

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

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during fiscal year  2012, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.2 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At September 30, 2012, Laclede Gas had fixed-rate long-term debt totaling $365 million (including current maturities). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Laclede Gas’ management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Laclede Gas’ internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Laclede Gas’ internal control over financial reporting was effective as of September 30, 2012. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Laclede Gas’ internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Laclede Gas Company
St. Louis, Missouri

We have audited the internal control over financial reporting of Laclede Gas Company (a wholly owned subsidiary of The Laclede Group, Inc.) (the "Company") as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended September 30, 2012 of the Company and our report dated November 19, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Laclede Gas Company
St. Louis, Missouri

We have audited the accompanying balance sheets and statements of capitalization of Laclede Gas Company (a wholly owned subsidiary of The Laclede Group, Inc.) (the “Company”) as of September 30, 2012 and 2011, and the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Laclede Gas Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 19, 2012

LACLEDE GAS COMPANY
STATEMENTS OF INCOME

(Thousands)
Years Ended September 30	2012	2011	2010

Operating Revenues:
Utility	$764,651	$913,190	$864,297
Other	2,976	19,138	10,327
Total Operating Revenues	767,627	932,328	874,624

Operating Expenses:
Utility
Natural and propane gas	414,846	549,947	519,905
Other operation expenses	144,440	147,889	141,995
Maintenance	22,911	25,049	27,244
Depreciation and amortization	40,739	39,214	37,572
Taxes, other than income taxes	53,672	60,752	61,407
Total Utility Operating Expenses	676,608	822,851	788,123
Other	209	7,985	4,343
Total Operating Expenses	676,817	830,836	792,466
Operating Income	90,810	101,492	82,158
Other Income and (Income Deductions) - Net	2,705	825	2,569
Interest Charges:
Interest on long-term debt	22,958	23,161	24,583
Other interest charges	2,198	2,383	2,269
Total Interest Charges	25,156	25,544	26,852
Income Before Income Taxes	68,359	76,773	57,875
Income Tax Expense	18,460	22,996	18,150
Net Income	$49,899	$53,777	$39,725

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

(Thousands)
Years Ended September 30	2012	2011	2010

Net Income	$49,899	$53,777	$39,725

Other Comprehensive Income (Loss) Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gains arising during the period	297	355	160
Reclassification adjustment for gains included in net income	—	(466)	(264)
Net unrealized gains (losses) on cash flow hedging derivative instruments	297	(111)	(104)
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) gain arising during the period	(3,397)	339	(1,783)
Amortization of actuarial loss included in net periodic pension and other postretirement benefit cost	3,706	426	1,471
Net defined benefit pension and other postretirement benefit plans	309	765	(312)
Other Comprehensive Income (Loss), Before Tax	606	654	(416)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	234	252	(160)
Other Comprehensive Income (Loss), Net of Tax	372	402	(256)
Comprehensive Income	$50,271	$54,179	$39,469

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS

(Thousands)
September 30	2012	2011

ASSETS
Utility Plant	$1,497,419	$1,386,590
Less – Accumulated depreciation and amortization	478,120	457,907
Net Utility Plant	1,019,299	928,683
Other Property and Investments	46,358	46,950

Current Assets:
Cash and cash equivalents	2,402	923
Accounts receivable:
Utility	64,027	71,090
Non-utility	1,244	1,347
Associated companies	4,315	426
Other	17,288	6,935
Allowance for doubtful accounts	(7,601)	(9,969)
Inventories:
Natural gas stored underground at LIFO cost	89,852	115,170
Propane gas at FIFO cost	8,963	8,961
Materials and supplies at average cost	3,418	4,104
Derivative instrument assets	—	4,746
Unamortized purchased gas adjustments	40,674	25,719
Prepayments and other	9,011	8,527
Total Current Assets	233,593	237,979

Deferred Charges:
Regulatory assets	456,047	423,492
Other	4,855	5,942
Total Deferred Charges	460,902	429,434

Total Assets	$1,760,152	$1,643,046

LACLEDE GAS COMPANY
BALANCE SHEETS (continued)

(Thousands)
September 30	2012	2011

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$491,328	$433,957
Long-term debt (less current portion)	339,416	364,357
Total Capitalization	830,744	798,314

Current Liabilities:
Notes payable	40,100	46,000
Notes payable – associated companies	37,125	52,879
Accounts payable	38,391	45,635
Accounts payable – associated companies	2,576	1,730
Advance customer billings	25,146	15,230
Current portion of long-term debt	25,000	—
Wages and compensation accrued	13,908	13,650
Dividends payable	9,354	9,084
Customer deposits	8,565	10,048
Interest accrued	8,590	8,812
Taxes accrued	13,822	10,038
Deferred income taxes	10,146	9,165
Other	10,068	9,191
Total Current Liabilities	242,791	231,462

Deferred Credits and Other Liabilities:
Deferred income taxes	355,458	315,325
Unamortized investment tax credits	3,113	3,326
Pension and postretirement benefit costs	196,558	185,701
Asset retirement obligations	40,126	27,486
Regulatory liabilities	56,319	50,846
Other	35,043	30,586
Total Deferred Credits and Other Liabilities	686,617	613,270
Commitments and Contingencies (Note 12)
Total Capitalization and Liabilities	$1,760,152	$1,643,046

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CAPITALIZATION

(Thousands, Except for Shares and Per Share Amounts)
September 30	2012	2011

Common Stock Equity:
Common stock, par value $1 per share and Paid-in Capital:
Authorized – 2012 and 2011, 50,000,000 shares
Issued – 2012, 12,804 shares; and 2011, 11,717 shares	$257,415	$212,970
Retained earnings	236,014	223,460
Accumulated other comprehensive loss	(2,101)	(2,473)
Total Common Stock Equity	491,328	433,957

Long-Term Debt:
First Mortgage Bonds:
6-1/2% Series, due October 15, 2012	—	25,000
5-1/2% Series, due May 1, 2019	50,000	50,000
7% Series, due June 1, 2029	25,000	25,000
7.90% Series, due September 15, 2030	30,000	30,000
6% Series, due May 1, 2034	100,000	100,000
6.15% Series, due June 1, 2036	55,000	55,000
6.35% Series, due October 15, 2038	80,000	80,000
Total	340,000	365,000
Unamortized discount, net of premium, on long-term debt	(584)	(643)
Total Long-Term Debt	339,416	364,357
Total Capitalization	$830,744	$798,314

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

	Common Stock Issued		Paid-in	Retained	Accum. Other Comp.
(Thousands, Except for Shares)	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE OCTOBER 1, 2009	11,634	$12	$203,742	$201,450	$(2,619)	$402,585
Net income	—	—	—	39,725	—	39,725
Dividends declared:
Common stock	—	—	—	(35,195)	—	(35,195)
Stock-based compensation costs	—	—	2,956	—	—	2,956
Tax benefit – stock compensation	—	—	6	—	—	6
Other comprehensive loss, net of tax	—	—	—	—	(256)	(256)
Issuance of common stock to Laclede Group	40	—	1,438	—	—	1,438
BALANCE SEPTEMBER 30, 2010	11,674	12	208,142	205,980	(2,875)	411,259
Net income	—	—	—	53,777	—	53,777
Dividends declared:
Common stock	—	—	—	(36,297)	—	(36,297)
Stock-based compensation costs	—	—	2,946	—	—	2,946
Tax benefit – stock compensation	—	—	278	—	—	278
Other comprehensive income, net of tax	—	—	—	—	402	402
Issuance of common stock to Laclede Group	43	—	1,592	—	—	1,592
BALANCE SEPTEMBER 30, 2011	11,717	12	212,958	223,460	(2,473)	433,957
Net income	—	—	—	49,899	—	49,899
Dividends declared:
Common stock	—	—	—	(37,345)	—	(37,345)
Stock-based compensation costs	—	—	1,972	—	—	1,972
Tax benefit – stock compensation	—	—	(199)	—	—	(199)
Other comprehensive income, net of tax	—	—	—	—	372	372
Issuance of common stock to Laclede Group	1,087	1	42,671	—	—	42,672
BALANCE SEPTEMBER 30, 2012	12,804	$13	$257,402	$236,014	$(2,101)	$491,328

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS

(Thousands)
Years Ended September 30	2012	2011	2010

Operating Activities:
Net Income	$49,899	$53,777	$39,725
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	40,784	39,234	37,572
Deferred income taxes and investment tax credits	31,573	23,015	31,454
Other – net	(582)	1,992	1,812
Changes in assets and liabilities:
Accounts receivable – net	(9,444)	(1,517)	8,899
Unamortized purchased gas adjustments	(14,955)	(2,001)	(26,848)
Deferred purchased gas costs	11,090	44,565	20,265
Accounts payable	(8,130)	4,182	6,764
Advance customer billings – net	9,916	(1,579)	(4,331)
Taxes accrued	3,286	1,347	(3,860)
Natural gas stored underground	25,318	(1,594)	(20,263)
Other assets and liabilities	(19,788)	(4,446)	1,391
Net cash provided by operating activities	118,967	156,975	92,580

Investing Activities:
Capital expenditures	(106,734)	(67,304)	(56,234)
Other investments	3,607	742	(3,535)
Net cash used in investing activities	(103,127)	(66,562)	(59,769)

Financing Activities:
Maturity of first mortgage bonds	—	(25,000)	—
Repayment of short-term debt - net	(5,900)	(83,650)	(150)
Borrowings from Laclede Group	203,955	252,530	2,200
Repayment of borrowings from Laclede Group	(219,709)	(199,651)	(2,200)
Changes in book overdrafts	1,455	(545)	358
Dividends paid	(37,076)	(36,018)	(34,925)
Issuance of common stock to Laclede Group	42,672	1,592	1,438
Excess tax benefits from stock-based compensation	299	291	131
Other	(57)	(48)	(56)
Net cash used in financing activities	(14,361)	(90,499)	(33,204)

Net Increase (Decrease) in Cash and Cash Equivalents	1,479	(86)	(393)
Cash and Cash Equivalents at Beginning of Year	923	1,009	1,402
Cash and Cash Equivalents at End of Year	$2,402	$923	$1,009

Supplemental Disclosure of Cash Paid (Refunded) During the Year for:
Interest	$24,768	$25,460	$26,393
Income taxes	(6,588)	(846)	(15,163)

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - In compliance with generally accepted accounting principles (GAAP), transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas’ Balance Sheets have not been eliminated from the Laclede Gas financial statements. Transactions with associated companies include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and transportation services provided by Laclede Pipeline Company to Laclede Gas. For fiscal years 2012, 2011, and 2010, sales of natural gas from Laclede Gas to LER were $1.2 million, $1.6 million, and $2.9 million, respectively. Sales of natural gas from LER to Laclede Gas during fiscal years 2012, 2011, and 2010 were $16.5 million, $24.3 million, and $23.7 million, respectively. Transportation services provided by Laclede Pipeline Company to Laclede Gas during fiscal years 2012, 2011, and 2010 totaled $1.0 million in each year.
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-Associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $37.1 million and $52.9 million, at September 30, 2012 and 2011, respectively. The interest rate on these borrowings was 0.2% and 0.3% at September 30, 2012 and 2011, respectively. Advances under this note are due and payable on demand.
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
Utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal years 2012, 2011, and 2010, annual depreciation and amortization expense averaged 3.1% of the original cost of depreciable and amortizable property.
The Utility’s capital expenditures were $106.7 million, $67.3 million, and $56.2 million for fiscal years 2012, 2011, and 2010, respectively. Additionally, the Utility had recorded accruals for capital expenditures totaling $9.7 million at September 30, 2012, $8.2 million at September 30, 2011, and $2.2 million at September 30, 2010. Accrued capital expenditures are excluded from the Statements of Cash Flows.

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
The following table presents a reconciliation of the beginning and ending balances of Asset retirement obligations at September 30 as reported in the Balance Sheets:

(Thousands)	2012	2011

Asset retirement obligations, beginning of year	$27,486	$25,829
Liabilities incurred during the period	619	687
Liabilities settled during the period	(601)	(574)
Accretion	1,636	1,544
Revisions in estimated cash flows	10,986	—
Asset retirement obligations, end of year	$40,126	$27,486

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

The following regulatory assets and regulatory liabilities were reflected in the Balance Sheets as of September 30:

(Thousands)	2012	2011

Regulatory Assets:
Future income taxes due from customers	$118,997	$106,460
Pension and postretirement benefit costs	304,446	272,126
Unamortized purchased gas adjustments	40,674	25,719
Purchased gas costs	18,386	29,476
Compensated absences	7,836	7,769
Cold weather rule	—	2,023
Other	6,382	5,638
Total Regulatory Assets	$496,721	$449,211
Regulatory Liabilities:
Unamortized investment tax credits	$3,113	$3,326
Accrued cost of removal	55,103	49,380
Other	1,216	1,466
Total Regulatory Liabilities	$59,432	$54,172

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 million are being recovered and amortized on a straight-line basis over a fifteen-year period, without return on investment. Amortization of these costs totaled $9.0 million from December 27, 1999 through September 30, 2012.
NATURAL GAS STORED UNDERGROUND - Inventory of Utility natural gas in storage is priced on a last-in, first-out (LIFO) basis. The replacement cost of natural gas stored underground for current use at September 30, 2012 and September 30, 2011 was less than the LIFO cost by $24.3 million and $19.9 million, respectively. The inventory carrying value is not adjusted to the lower of cost or market prices because, pursuant to the Laclede Gas Purchased Gas Adjustment (PGA) Clause, actual gas costs are recovered in customer rates.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its utility operating revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at September 30, 2012 and 2011, for the Utility, were $11.6 million and $11.8 million, respectively.
PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT – As authorized by the MoPSC, the PGA Clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, the Utility is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Certain provisions of the PGA Clause are included below:

•
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

•
The MoPSC approved a plan applicable to the Utility’s gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level. This gas supply cost management program allows the Utility to retain 10% of cost savings, up to a maximum of $3.0 million annually. Laclede Gas did not record any income under the plan during the three fiscal years reported. Income recorded under the plan, if any, is included in Utility Operating Revenues on the Statements of Income.

Pursuant to the provisions of the PGA Clause, the difference between actual costs incurred and costs recovered through the application of the PGA are reflected as a deferred charge or credit at the end of the fiscal year. These costs include costs and cost reductions associated with the use of derivative instruments and gas inventory carrying costs, amounts due to or from customers related to operation of the gas supply cost management program, refunds received from the Utility’s suppliers in connection with gas supply, transportation, and storage services, and carrying costs on such over- or under-recoveries. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings. The PGA Clause also provides for the treatment of income from off-system sales and capacity release revenues. Pre-tax income from off-system sales and capacity release revenues is shared with customers, with an estimated amount assumed in PGA rates. The customer share of such income is determined in accordance with the table below. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from, or credited to, customers over an annual period commencing in the subsequent November.

Pre-tax Income	Customer Share	Company Share
First $2 million	85%	15%
Next $2 million	80%	20%
Next $2 million	75%	25%
Amounts exceeding $6 million	70%	30%

INCOME TAXES - Laclede Gas has elected, for tax purposes only, various accelerated depreciation provisions of the Internal Revenue Code. In addition, certain other costs are expensed currently for tax purposes while being deferred for book purposes. GAAP permits the benefit from a tax position to be recognized only if, and to the extent that, it is more likely than not that the tax position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Unrecognized tax benefits and related interest and penalties, if any, are recorded as liabilities or as a reduction to deferred tax assets. Laclede Gas records deferred tax liabilities and assets measured by enacted tax rates for the net tax effect of all temporary differences between the tax basis and the related carrying amounts of assets and liabilities in the financial statements. Changes in enacted tax rates, if any, and certain property basis differences are reflected by entries to regulatory asset or regulatory liability accounts.
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
GROSS RECEIPTS AND SALES TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues were $35.9 million, $43.5 million, and $44.1 million for fiscal years 2012, 2011, and 2010, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
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
STOCK-BASED COMPENSATION - Officers and employees of Laclede Gas, as determined by the Compensation Committee of Laclede Group’s Board of Directors, are eligible to be selected for awards under the Laclede Group 2006 Equity Incentive Plan (2006 Plan). Grants of awards may be earned by achieving performance objectives and/or other criteria as determined by the Compensation Committee. Awards may include restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2006 Plan generally provides a minimum vesting period of at least three years for each type of award. For Laclede Group’s non-employee directors, shares were awarded under the Restricted Stock Plan for Non-Employee Directors (Plan) prior to February 1, 2012, but any future awards will be granted under the 2006 Plan, as a result of plan amendments approved by Laclede Group’s shareholders. Awards previously granted under the Plan vest depending upon the participant’s age upon entering the plan and years of service as a director. Shares of Laclede Gas common stock, which are 100% owned by Laclede Group, are not transacted under the plans. Laclede Group accounts for awards under these plans in accordance with GAAP, and allocates applicable compensation costs to its subsidiaries. For awards made to its employees, the Utility records its allocation of compensation cost from Laclede Group with a corresponding increase to additional paid-in capital.
The amounts of compensation cost allocated to the Utility for share-based compensation arrangements are presented below:

(Thousands)	2012	2011	2010

Total equity compensation cost	$2,303	$3,383	$3,270
Compensation cost capitalized	(808)	(924)	(798)
Compensation cost recognized in net income	1,495	2,459	2,472
Income tax benefit recognized in net income	(577)	(948)	(953)
Compensation cost recognized in net income, net of income tax	$918	$1,511	$1,519

As of September 30, 2012, there was $3.4 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.2 years.
NEW ACCOUNTING STANDARDS – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures,” to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU does not change what items are measured at fair value, but instead makes various changes to the guidance pertaining to how fair value is measured. Additionally, the ASU sets forth additional disclosure requirements, including additional information about Level 3 fair value measurements. Many of the amendments in this ASU are changes to align the wording in U.S. GAAP with IFRS and, as such, are not intended to result in a change in the application of the guidance. The Utility’s adoption of the guidance in this ASU on a prospective basis in the second quarter of fiscal year 2012 had no impact on its financial condition or results of operations, but certain additional disclosures have been presented as required.

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

Pension Plans

Laclede Gas has non-contributory, defined benefit, trusteed forms of pension plans covering substantially all employees. Plan assets consist primarily of corporate and U.S. government obligations and a growth segment consisting of exposure to equity markets, commodities, real estate and inflation-indexed securities, achieved through derivative instruments.
Pension costs in 2012, 2011, and 2010 amounted to $20.1 million, $14.3 million, and $7.4 million, respectively, including amounts charged to construction.
The net periodic pension costs include the following components:

(Thousands)	2012	2011	2010

Service cost – benefits earned during the period	$9,203	$9,553	$8,841
Interest cost on projected benefit obligation	19,358	18,819	19,729
Expected return on plan assets	(19,595)	(18,849)	(20,256)
Amortization of prior service cost	592	642	756
Amortization of actuarial loss	9,040	10,228	8,107
Loss on lump-sum settlements	20,051	943	1,078
Sub-total	38,649	21,336	18,255
Regulatory adjustment	(18,579)	(7,066)	(10,862)
Net pension cost	$20,070	$14,270	$7,393

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2012	2011	2010

Current year actuarial loss (gain)	$32,884	$(13,485)	$3,822
Amortization of actuarial loss	(29,091)	(11,171)	(9,185)
Current year prior service credit	—	—	(2,949)
Amortization of prior service cost	(592)	(642)	(756)
Sub-total	3,201	(25,298)	(9,068)
Regulatory adjustment	(3,510)	24,533	9,380
Total recognized in other comprehensive income	$(309)	$(765)	$312

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a MoPSC Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements during fiscal year 2012, 2011 and 2010 were $60.1 million, $2.3 million, and $2.3 million, respectively.
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
The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

(Thousands)	2012	2011

Benefit obligation at beginning of year	$384,163	$398,360
Service cost	9,203	9,553
Interest cost	19,358	18,819
Actuarial loss (gain)	52,161	(12,625)
Settlement loss	14,348	746
Gross benefits paid *	(67,062)	(30,690)

Benefit obligation at end of year	$412,171	$384,163

Accumulated benefit obligation at end of year	$353,061	$329,594

*	Includes $(60,085) and $(2,333) lump-sum payments recognized as settlements in fiscal years 2012 and 2011, respectively.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2012	2011

Fair value of plan assets at beginning of year	$247,959	$240,922
Actual return on plan assets	53,220	20,455
Employer contributions	40,013	17,272
Gross benefits paid *	(67,062)	(30,690)
Fair value of plan assets at end of year	$274,130	$247,959

Funded status of plans, end of year	$(138,041)	$(136,204)

*	Includes $(60,085) and $(2,333) lump-sum payments recognized as settlements in fiscal years 2012 and 2011, respectively.

The following table sets forth the amounts recognized in the Balance Sheets at September 30:

(Thousands)	2012	2011

Current liabilities	$(468)	$(2,440)
Noncurrent liabilities	(137,573)	(133,764)
Total	$(138,041)	$(136,204)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic pension cost consist of:
Net actuarial loss	$136,464	$132,671
Prior service costs	5,011	5,603
Sub-total	141,475	138,274
Adjustments for amounts included in Regulatory Assets	(137,845)	(134,334)
Total	$3,630	$3,940

At September 30, 2012, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal year 2013:

(Thousands)

Amortization of net actuarial loss	$11,356
Amortization of prior service cost	544
Sub-total	11,900
Regulatory adjustment	(11,538)
Total	$362

The assumptions used to calculate net periodic pension costs are as follows:

	2012	2011	2010

Weighted average discount rate	5.10%	4.75%	5.25%
Weighted average rate of future compensation increase	3.00%	3.00%	3.25%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.25%

The weighted average discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long-term assumption that generally does not change annually. However, in 2012 and 2011, the expected return assumption was adjusted to reflect capital market volatility in recent years.
The assumptions used to calculate the benefit obligations are as follows:

	2012	2011

Weighted average discount rate	3.95%	5.10%
Weighted average rate of future compensation increase	3.00%	3.00%

Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

(Thousands)	2012	2011

Projected benefit obligation	$412,171	$384,163
Fair value of plan assets	274,130	247,959

Accumulated benefit obligation	353,061	329,594
Fair value of plan assets	274,130	247,959

Following are the targeted and actual plan assets by category as of September 30 of each year:

	2013	2012	2011
	Target	Actual	Actual

Growth Strategy
Equity Markets	42.5%	37.3%	44.6%
Commodities	2.5%	2.2%	0.0%
Real Estate	2.5%	2.2%	0.0%
Inflation-Indexed Securities	2.5%	2.2%	0.0%
Debt Securities	50.0%	41.1%	55.3%
Other*	0.0%	15.0%	0.1%
Total	100.0%	100.0%	100.0%

*Other investments in 2011 and 2012 consist of cash equivalents. The relatively large cash position at September 30, 2012 was due to a transition taking place between investment managers and was invested in debt securities in a matter of days.

Laclede Gas’ investment policy is designed to maximize, to the extent possible, the funded status of the plan over time, and minimize volatility of funding and costs. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas’ tolerance for risk. The duration of plan liabilities and the impact of potential changes in asset values on the funded status are fundamental considerations in the selection of plan assets. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. The policy seeks to avoid significant concentrations of risk by investing in a diversified portfolio of assets. Investments in corporate, U. S. government and agencies, and, to a lesser extent, international debt securities seek to provide duration matching with plan liabilities, and typically have investment grade ratings and reflect allocations across various entities and industries. During 2012, exposures to additional asset types were added to the target portfolio: commodities, real estate and inflation-indexed securities. The investment policy permits the use of derivative instruments, which may be used to achieve the desired market exposure of an index, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation. The Growth Strategy utilizes a combination of derivative instruments and debt securities to achieve diversified exposure to equity and other markets while generating returns from the fixed-income investments and providing further duration matching with the liabilities. Performance and compliance with the guidelines is regularly monitored. The policy calls for increased allocations to debt securities as the funded status improves.
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Pensions from Qualified Trust	Pensions from Laclede Gas Funds

2013	$19.0	$0.5
2014	19.1	0.5
2015	22.1	0.5
2016	24.5	0.6
2017	27.9	0.7
2018 – 2022	187.2	4.4

The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2013 are anticipated to be $23.3 million into the qualified trusts, and $0.5 million into the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs in 2012, 2011, and 2010 amounted to $9.5 million, $9.1 million, and $7.6 million, respectively, including amounts charged to construction.
Net periodic postretirement benefit costs consisted of the following components:

(Thousands)	2012	2011	2010

Service cost – benefits earned during the period	$8,060	$7,676	$6,442
Interest cost on accumulated postretirement
benefit obligation	5,521	4,843	4,515
Expected return on plan assets	(3,965)	(3,646)	(3,032)
Amortization of transition obligation	136	136	136
Amortization of prior service credit	(2,072)	(2,328)	(2,328)
Amortization of actuarial loss	4,261	4,443	3,980
Sub-total	11,941	11,124	9,713
Regulatory adjustment	(2,417)	(2,071)	(2,071)
Net postretirement benefit cost	$9,524	$9,053	$7,642

Other changes in plan assets and postretirement benefit obligations recognized in other comprehensive income include the following:

(Thousands)	2012	2011	2010

Current year actuarial loss	$10,138	$1,696	$6,713
Amortization of actuarial loss	(4,261)	(4,443)	(3,980)
Amortization of prior service credit	2,072	2,328	2,328
Amortization of transition obligation	(136)	(136)	(136)
Sub-total	7,813	(555)	4,925
Regulatory adjustment	(7,813)	555	(4,925)
Total recognized in other comprehensive income	$—	$—	$—

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

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

(Thousands)	2012	2011

Benefit obligation at beginning of year	$103,991	$97,979
Service cost	8,060	7,676
Interest cost	5,521	4,843
Actuarial loss (gain)	15,895	(1,159)
Gross benefits paid	(6,250)	(5,348)
Benefit obligation at end of year	$127,217	$103,991

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

(Thousands)	2012	2011

Fair value of plan assets at beginning of year	$51,744	$45,090
Actual return on plan assets	9,722	791
Employer contributions	12,226	11,211
Gross benefits paid	(6,250)	(5,348)
Fair value of plan assets at end of year	$67,442	$51,744

Funded status of plans, end of year	$(59,775)	$(52,247)

The following table sets forth the amounts recognized in the Balance Sheets at September 30:

(Thousands)	2012	2011

Current liabilities	$(790)	$(310)
Noncurrent liabilities	(58,985)	(51,937)
Total	$(59,775)	$(52,247)

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic postretirement benefit cost consist of:
Net actuarial loss	$52,573	$46,696
Prior service credit	(24)	(2,096)
Transition obligation	93	229
Sub-total	52,642	44,829
Adjustments for amounts included in Regulatory Assets	(52,642)	(44,829)
Total	$—	$—

At September 30, 2012, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2013:

(Thousands)
Amortization of net actuarial loss	$5,300
Amortization of prior service cost	3
Amortization of transition obligation	93
Sub-total	5,396
Regulatory adjustment	(5,396)
Total	$—

The assumptions used to calculate net periodic postretirement benefit costs are as follows:

	2012	2011	2010

Weighted average discount rate	5.05%	4.70%	5.15%
Weighted average rate of future compensation increase	3.00%	3.00%	3.25%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.25%

The weighted average discount rate is based on long-term, high quality bond indices at the measurement date. The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns. The overall expected rate of return for the portfolio was developed based on the target allocation for each class. The expected return is a long-term assumption that generally does not change annually. However, in 2012 and 2011, the expected return assumption was adjusted to reflect capital market volatility in recent years.
The assumptions used to calculate the accumulated postretirement benefit obligations are as follows:

	2012	2011

Weighted average discount rate	3.80%	5.05%
Weighted average rate of future compensation increase	3.00%	3.00%

The assumed medical cost trend rates at September 30 are as follows:

	2012	2011
Medical cost trend assumed for next year	7.00%	7.50%
Rate to which the medical cost trend rate is assumed to decline
(the ultimate medical cost trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2017	2017

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

(Thousands)	1% Increase	1% Decrease

Effect on net periodic postretirement benefit cost	$1,580	$(1,440)
Effect on accumulated postretirement benefit obligation	8,240	(7,670)

Following are the targeted and actual plan assets by category as of September 30 of each year:

	2013	2012	2011
	Target	Actual	Actual

Equity Securities	60.0%	59.0%	59.0%
Debt Securities	40.0%	39.0%	41.0%
Other	0.0%	2.0%	0.0%
Total	100.0%	100.0%	100.0%

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

Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter:

(Millions)	Benefits Paid from Qualified Trust	Benefits Paid from Laclede Gas Funds

2013	$4.7	$0.8
2014	5.3	0.3
2015	5.8	0.3
2016	6.4	0.3
2017	7.4	0.4
2018 – 2022	56.5	2.1

Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Contributions to the postretirement plans in fiscal year 2013 are anticipated to be $15.7 million to the qualified trusts, and $0.8 million paid directly to participants from Laclede Gas funds.

Other Plans

Laclede Gas sponsors 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $3.8 million, $3.6 million, and $3.6 million for fiscal years 2012, 2011, and 2010, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

The table below categorizes the fair value measurements of Laclede Gas’ pension plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2012
Cash and cash equivalents	$57,614	$—	$—	$57,614
Debt Securities
U.S. bond mutual funds	36,767	—	—	36,767
U.S. government	—	57,925	—	57,925
U.S. corporate	—	93,169	—	93,169
U.S. municipal	—	9,493	—	9,493
International	—	18,885	—	18,885
Derivative instruments (a)	—	277	—	277
Total	$94,381	$179,749	$—	$274,130

As of September 30, 2011
Cash and cash equivalents	$2,123	$—	$—	$2,123
Debt Securities
U.S. bond mutual funds	36,542	—	—	36,542
U.S. government	—	80,185	—	80,185
U.S. corporate	—	103,352	—	103,352
U.S. municipal	—	9,019	—	9,019
International	—	18,578	—	18,578
Derivative instruments (b)	—	(1,840)	—	(1,840)
Total	$38,665	$209,294	$—	$247,959

(a) Derivative assets of $3,027 net of cash margin payable of $2,750.
(b) Derivative liabilities of $10,661 net of cash margin receivable of $8,821.

The table below categorizes the fair value measurements of Laclede Gas’ postretirement plan assets:

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2012
Cash and cash equivalents	$1,106	$—	$—	$1,106
U.S. stock/bond mutual fund	66,336	—	—	66,336
Total	$67,442	$—	$—	$67,442

As of September 30, 2011
Cash and cash equivalents	$1,109	$—	$—	$1,109
U.S. stock/bond mutual fund	50,635	—	—	50,635
Total	$51,744	$—	$—	$51,744

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

Total shares of common stock outstanding were 12,804 and 11,717 at September 30, 2012 and 2011, respectively.
Common stock and paid-in capital increased $44.4 million and $4.8 million in 2012 and 2011, respectively. These increases were primarily due to the issuance of common stock to Laclede Group and stock-based compensation costs allocated to Laclede Gas from Laclede Group in both periods.
Laclede Gas periodically sold shares of its stock to Laclede Group at prices per share equal to book value on the last day of the quarter preceding each sale. Laclede Gas sold 1,087 shares to Laclede Group for $42.7 million during fiscal 2012 and 43 shares to Laclede Group for $1.6 million during fiscal 2011, which also represents the total number of shares issued in each year. The proceeds from all the sales were used to reduce short-term borrowings. Exemption from registration for all of the sales was claimed under Section 4(2) of the Securities Act of 1933.
Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by the Utility’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8 million plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2012 and 2011, the amount under the mortgage’s formula that was available to pay dividends was $355 million and $299 million, respectively. Thus, all of the Utility’s retained earnings were free from such restrictions as of those dates.
Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, all of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension was approved October 24, 2012, to be effective on November 23, 2012. At September 30, 2012, $473.1 million remained under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.

The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the Balance Sheets at September 30 were as follows:

(Thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, September 30, 2010	$15	$(2,890)	$(2,875)
Current-period change	(68)	470	402
Balance, September 30, 2011	(53)	(2,420)	(2,473)
Current-period change	182	190	372
Balance, September 30, 2012	$129	$(2,230)	$(2,101)

Income tax expense (benefit) recorded for items of other comprehensive income reported in the Statements of Comprehensive Income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period.

4.	LONG-TERM DEBT

Maturities on long-term debt for the five fiscal years subsequent to September 30, 2012 are as follows:

2013	$25 million	(Paid at maturity on October 15, 2012)
2014	—
2015	—
2016	—
2017	—

Laclede Gas paid at maturity two debt obligations, each for $25 million principal amount of 6 1/2% first mortgage bonds, on November 15, 2010 and on October 15, 2012. These maturities were both funded through short-term borrowings.
At September 30, 2012, Laclede Gas had fixed-rate long-term debt, including the current portion, totaling $365 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of the Utility’s $365 million in long-term debt, $50 million have no call options, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options. Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of up to $350 million of first mortgage bonds, unsecured debt, and preferred stock, all of which remains available to Laclede Gas at this time. The Utility has authority from the MoPSC to issue up to $518 million in debt securities and preferred stock, including on a private placement basis, as well as to enter into capital leases, issue common stock and receive paid-in capital. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension was approved October 24, 2012, to be effective on November 23, 2012. At September 30, 2012, $473.1 million remained under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
Substantially all of the utility plant of Laclede Gas is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas’ ability to pay cash dividends on its common stock, which are described more fully in Note 3, Stockholders’ Equity.
At September 30, 2012 and 2011, Laclede Gas had preferred stock shares authorized totaling 1,480,000, but none were issued and outstanding.
For information on additional financing commitments, refer to Note 12, Commitments and Contingencies.

5.	NOTES PAYABLE AND CREDIT AGREEMENTS

The Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. Laclede Gas has a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%.
Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. On September 30, 2012, total debt was 47% of total capitalization.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the fiscal year. Information about the Utility’s internal and external short-term borrowings during the 12 months ended September 30, and as of September 30, is presented below for 2012 and 2011:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

12 Months Ended September 30, 2012
Weighted average borrowings outstanding	$43.8 million	$78.2 million	$122.0 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $133.5 million	$13.0 – $107.5 million	$59.6 – $200.1 million

As of September 30, 2012
Borrowings outstanding at end of period	$40.1 million	$37.1 million	$77.2 million
Weighted average interest rate	0.2%	0.2%	0.2%

12 Months Ended September 30, 2011
Weighted average borrowings outstanding	$54.6 million	$44.6 million	$99.2 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $172.1 million	$0 - $79.9 million	$11.5 - $193.0 million

As of September 30, 2011
Borrowings outstanding at end of period	$46.0 million	$52.9 million	$98.9 million
Weighted average interest rate	0.3%	0.3%	0.3%

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis at September 30, 2012 and 2011 are as follows:

			Classification of Estimated Fair Value (a)
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012
Cash and cash equivalents	$2,402	$2,402	$2,378	$24	$—
Short-term debt	77,225	77,225	—	77,225	—
Long-term debt, including current portion	364,416	452,768	—	452,768	—

As of September 30, 2011
Cash and cash equivalents	$923	$923
Short-term debt	98,879	98,879
Long-term debt	364,357	443,739

(a) The Utility adopted the provisions of ASU 2011-04 (ASC Topic 820) in the second quarter of fiscal year 2012 on a prospective basis. Accordingly, disclosures for prior periods are not required to be presented.

The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 7, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

7.	FAIR VALUE MEASUREMENTS

The following table categorizes the assets and liabilities in the Balance Sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,187	$—	$—	$—	$13,187
NYMEX natural gas contracts	7,338	—	—	(7,338)	—
NYMEX gasoline and heating oil contracts	344	—	—	(344)	—
Total	$20,869	$—	$—	$(7,682)	$13,187

Liabilities
NYMEX natural gas contracts	$9,563	$—	$—	$(9,563)	$—

As of September 30, 2011
Assets
U. S. Stock/Bond Mutual Funds	$14,833	$—	$—	$—	$14,833
NYMEX natural gas contracts	457	—	—	5,064	5,521
NYMEX gasoline and heating oil contracts	19	—	—	162	181
Total	$15,309	$—	$—	$5,226	$20,535

Liabilities
NYMEX natural gas contracts	$16,738	$—	$—	$(16,738)	$—
NYMEX gasoline and heating oil contracts	124	—	—	(124)	—
Total	$16,862	$—	$—	$(16,862)	$—

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of identical securities. Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). The Utility’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer. The mutual funds are included in the Other Property and Investments line of the Balance Sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the Balance Sheets when a legally enforceable netting agreement exists between Laclede Gas and the counterparty to a derivative contract. For additional information on derivative instruments, see Note 8, Derivative Instruments and Hedging Activities.

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2012, Laclede Gas held 0.8 million gallons of gasoline futures contracts at an average price of $2.29 per gallon and 0.3 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2012, it is expected that approximately $0.2 million in pre-tax gains will be reclassified into the Statements of Income during fiscal year 2013. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2012 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2013	23.53	$4.01
Fiscal 2014	1.87	3.45

At September 30, 2012, Laclede Gas also had 11.4 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income

	Location of Gain (Loss)
(Thousands)	Recorded in Income	2012	2011	2010
Derivatives in Cash Flow Hedging Relationships

NYMEX gasoline and heating oil contracts:
Effective portion of gain recognized in OCI on derivatives		$297	$355	$160

Effective portion of gain reclassified from AOCI to income	Utility – Other Operation Expenses	—	466	264

Ineffective portion of gain (loss) on derivatives recognized in income	Utility – Other Operation Expenses	175	12	(57)

Derivatives Not Designated as Hedging Instruments *

NYMEX gasoline and heating oil contracts:

Gain (loss) recognized in income on derivative	Other Income and (Income Deductions) - Net	$19	$37	$(1)

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

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2012

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	$334		Accounts Receivable - Other	$—

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Accounts Receivable – Other	7,338		Accounts Receivable – Other	9,563
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	10		Accounts Receivable - Other	—
Sub-total		7,348			9,563
Total derivatives		$7,682			$9,563

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2011

	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments

NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$15		Derivative Instrument Assets	$117

Derivatives not designated as hedging instruments

NYMEX natural gas contracts	Derivative Instrument Assets	457		Derivative Instrument Assets	16,330
	Other Deferred Charges	—		Other Deferred Charges	408
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	4		Derivative Instrument Assets	7
Sub-total		461			16,745
Total derivatives		$476			$16,862

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

	(Thousands)	2012	2011

	Fair value of asset derivatives presented above	$7,682	$476
	Fair value of cash margin receivables offset with derivatives	1,964	22,088
	Netting of assets and liabilities with the same counterparty	(9,646)	(16,862)
	Total	$—	$5,702

	Derivative Instrument Assets, per Balance Sheets:
	Derivative instrument assets	$—	$4,746
	Other deferred charges	—	956
	Total	$—	$5,702

	Fair value of liability derivatives presented above	$9,563	$16,862
	Fair Value of cash margin payables offset with derivatives	83	—
	Netting of assets and liabilities with the same counterparty	(9,646)	(16,862)
	Derivative instrument liabilities, per Balance Sheets*	$—	$—

*	Included in the Other line of the Current Liabilities section, if any

Additionally, at September 30, 2012, the Utility had $8.0 million in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable – Other. There was no such amount at September 30, 2011.

9.	INCOME TAXES

The net provisions for income taxes charged during the fiscal years ended September 30, 2012, 2011, and 2010 are as follows:

(Thousands)	2012	2011	2010

Included in Statements of Income:
Federal
Current	$(11,288)	$133	$(11,412)
Deferred	27,186	19,848	27,222
Investment tax credits	(213)	(213)	(216)
State and local
Current	(1,825)	(152)	(1,892)
Deferred	4,600	3,380	4,448
Total Income Tax Expense	$18,460	$22,996	$18,150

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2012	2011	2010

Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal
income tax benefits	2.6	2.7	2.9
Certain expenses capitalized on books and
deducted on tax return	(8.9)	(6.1)	(5.6)
Taxes related to prior years	(0.6)	(0.8)	(0.4)
Other items – net	(1.1)	(0.8)	(0.5)
Effective income tax rate	27.0%	30.0%	31.4%

The significant items comprising the net deferred tax liability recognized in the Balance Sheets as of September 30 are as follows:

(Thousands)	2012	2011

Deferred tax assets:
Reserves not currently deductible	$16,400	$18,146
Pension and other postretirement benefits	73,480	69,112
Unamortized investment tax credits	1,955	2,088
Other	14,513	9,529
Total deferred tax assets	106,348	98,875

Deferred tax liabilities:
Relating to property	303,332	278,422
Regulatory pension and other postretirement benefits	121,554	111,327
Deferred gas costs	20,652	14,674
Other	26,414	18,942
Total deferred tax liabilities	471,952	423,365

Net deferred tax liability	365,604	324,490
Net deferred tax liability – current	(10,146)	(9,165)
Net deferred tax liability – non-current	$355,458	$315,325

At September 30, 2012, the Utility had an allocated federal net operating loss of approximately $1.8 million which may be carried forward 20 years to offset taxable income and investments in state tax credits totaling $5.9 million that may be carried forward 20 years. No valuation allowances have been recorded because the Utility believes these items will more likely than not be realized during the carryover periods.
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
The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits at September 30 as reported in the Balance Sheets:

(Thousands)	2012	2011

Unrecognized tax benefits, beginning of year	$5,536	$6,383
Increases (decreases) related to tax positions taken in current year	490	(233)
Reductions due to lapse of applicable statute of limitations	(411)	(614)
Unrecognized tax benefits, end of year	$5,615	$5,536

The amount of unrecognized tax benefits, which, if recognized, would affect the Utility’s effective tax rate were $1.2 million and $1.3 million as of September 30, 2012 and 2011, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Utility’s unrecognized tax benefits. The Utility does not expect that any such change will be significant to the Balance Sheets.
Interest accrued associated with the Utility’s uncertain tax positions as of September 30, 2012 and 2011 were $0.5 million and $0.4 million, respectively, and no penalties were accrued as of those dates. Interest expense accrued during fiscal years 2012, 2011, and 2010 was $0.2 million for each year. During fiscal years 2012 and 2011, the Utility reversed an immaterial amount of accrued interest expense in the Statements of Income.
Laclede Group and/or Laclede Gas are subject to U.S. federal income tax as well as income tax of state and local jurisdictions. These companies are no longer subject to examination for fiscal years prior to 2009.

10.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

(Thousands)	2012	2011	2010

Interest income	$1,230	$1,057	$1,493
Net investment gain (loss)	2,626	(73)	890
Other income	804	53	161
Other income deductions	(1,955)	(212)	25
Other Income and (Income Deductions) – Net	$2,705	$825	$2,569

11.	INFORMATION BY OPERATING SEGMENT

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

	Regulated Gas	Non-Regulated		Adjustments &
(Thousands)	Distribution	Other		Eliminations	Total

FISCAL 2012
Operating revenues	$764,651	$2,976		$—	$767,627
Depreciation and amortization	40,739	—		—	40,739
Interest income	1,230	—		—	1,230
Interest charges	25,156	—		—	25,156
Income tax expense	17,393	1,067		—	18,460
Net economic earnings	48,089	1,700		—	49,789
Total assets	1,758,952	1,200		—	1,760,152
Capital expenditures	106,734	—		—	106,734

FISCAL 2011
Operating revenues	$913,190	$19,138		$—	$932,328
Depreciation and amortization	39,214	—		—	39,214
Interest income	1,057	—		—	1,057
Interest charges	25,544	—		—	25,544
Income tax expense	18,694	4,302		—	22,996
Net economic earnings	46,952	6,851	*	—	53,803
Total assets	1,641,386	1,660		—	1,643,046
Capital expenditures	67,304	—		—	67,304

FISCAL 2010
Operating revenues	$864,297	$10,327		$—	$874,624
Depreciation and amortization	37,572	—		—	37,572
Interest income	1,493	—		—	1,493
Interest charges	26,852	—		—	26,852
Income tax expense	15,842	2,308		—	18,150
Net economic earnings	36,141	3,675	*	—	39,816
Total assets	1,657,530	922		—	1,658,452
Capital expenditures	56,234	—		—	56,234

*
Net economic earnings include income realized by Laclede Gas from two separate non-regulated sales of propane inventory no longer needed to serve utility customers, one of which occurred in fiscal year 2011 and the other occurring in fiscal year 2010.  These transactions resulted in after-tax earnings totaling $6.1 million in fiscal year 2011 and $3.7 million in fiscal year 2010.

Reconciliation of Net Economic Earnings to Net Income
(Thousands)	2012	2011	2010

Total Net Economic Earnings above	$49,789	$53,803	$39,816
Add: Unrealized gain (loss) on energy-related derivative contracts, net of tax	110	(26)	(91)
Net Income	$49,899	$53,777	$39,725

12.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas estimates total Utility capital expenditures for fiscal 2013 at approximately $113 million. In the latter half of fiscal 2011, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At September 30, 2012, the Utility was contractually committed to costs of approximately $2 million related to this project, with additional expenditures to be incurred throughout the project’s life.
Laclede Gas has entered into various contracts, expiring on dates through 2017, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2012 are estimated at approximately $299 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas estimates that it will pay approximately $82 million annually, at present rate levels, for fixed charges related to these or other contracts that are expected to be in place for the upcoming year for the reservation of gas supplies and pipeline transmission and storage capacity. The Utility recovers its costs from customers in accordance with the PGA Clause.
Laclede Pipeline Company (Pipeline), a wholly owned subsidiary of Laclede Group, is providing liquid propane transportation service to Laclede Gas pursuant to an approved FERC tariff and a contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, Laclede Gas is obligated to pay Pipeline approximately $1.0 million annually, at current rates. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.
In August 2012, Laclede Gas committed to the issuance of $100 million first mortgage bonds in a private placement, with settlement scheduled for March 2013. Of this $100 million, $55 million will be issued at an interest rate of 3.00% for a 10-year term, maturing in March 2023, and $45 million will be issued at an interest rate of 3.40% for a 15-year term, maturing in March 2028.

Leases

The lease agreement covering the headquarters office space of Laclede Gas extends through February 2015 with the option to renew for up to five additional years. The aggregate rental expense for fiscal years 2012, 2011, and 2010 was $927,000, $918,000, and $909,000, respectively. The annual minimum rental payment for fiscal year 2013 is anticipated to be approximately $936,000 with a maximum annual rental payment escalation of $8,800 per year for each year through fiscal year 2015. Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $2.3 million in fiscal year 2013, $1.6 million in fiscal year 2014, $0.6 million in fiscal year 2015, and $0.1 million in fiscal year 2016. Laclede Gas has other relatively minor rental arrangements that provide for minimum rental payments.

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
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008, 2009, and 2010. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

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
As discussed in Note 8, Derivative Instruments and Hedging Activities, Laclede Gas enters into NYMEX exchange-traded derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas to a new brokerage firm. As of November 16, 2012, the Utility had $1.5 million on deposit with MF Global that remains unavailable to the Utility pending final resolution by the bankruptcy trustee. While the Utility’s exposure at this time is not considered material, management is unable to predict when, or to what extent, these remaining funds will be returned.
Laclede Gas is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the financial position, results of operations, or cash flows of the Utility.

13.	INTERIM FINANCIAL INFORMATION (UNAUDITED)

In the opinion of Laclede Gas, the quarterly information presented below for fiscal years 2012 and 2011 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

(Thousands)
Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2012
Total Operating Revenues	$251,983	$298,897	$117,771	$98,976
Operating Income (Loss)	37,522	44,553	9,708	(973)
Net Income (Loss)	21,697	25,925	4,630	(2,353)

Three Months Ended	Dec. 31	March 31	June 30	Sept. 30

Fiscal Year 2011
Total Operating Revenues	$277,443	$388,375	$169,479	$97,031
Operating Income (Loss)	37,685	47,308	19,857	(3,358)
Net Income (Loss)	21,455	26,232	11,533	(5,443)

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
The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 34 through 36

Item 9B. Other Information

None.

Part III

Item 14. Principal Accounting Fees and Services

The following table displays the aggregate fees for professional audit services for the audit of the financial statements of The Laclede Group, Inc. and Laclede Gas Company for the fiscal years ended September 30, 2012 and 2011 and fees billed for other services during those periods by the Company’s independent registered public accounting firm, Deloitte & Touche LLP. Approximately 85% and 82% of the fees listed below were allocated to the Utility in fiscal years 2012 and 2011, respectively.

	2012	2011

Audit fees	$650,000	$602,000
Audit related fees (1)	27,000	14,532
Tax fees (2)	26,800	47,409
All other fees (3)	2,200	2,200
Total	$706,000	$666,141

(1)	Audit related fees consisted of comfort letters, consents for registration statements and work paper reviews.
(2)	Tax fees consisted primarily of assistance with tax planning, compliance and reporting.
(3)	All other fees consisted of an annual subscription for the accounting technical library.

The Laclede Group, Inc.’s Audit Committee (Committee) pre-approved all of the fees disclosed for fiscal years 2011 and 2012.  Consistent with Securities and Exchange Commission requirements regarding accountant independence, Laclede Group’s Audit Committee recognizes the importance of maintaining the independence, in fact and appearance, of our independent registered public accountant.  To this end, the Audit Committee adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent accountant.  Under the policy, the Committee or its designated member must pre-approve services prior to commencement of the specified service, provided that all fees relative to compliance with Section 404 of the Sarbanes-Oxley Act may only be pre-approved by the Committee.  Any pre-approvals by the designated member between meetings will be reported to the Audit Committee at its next meeting.  The requests for pre-approval are submitted to the Audit Committee or its designated member, as applicable, by both the independent accountant and Laclede Group’s Chief Financial Officer with a joint statement as to whether in their view the request is consistent with the Securities and Exchange Commission’s rules on accountant independence.  At each Committee meeting, the Audit Committee reviews a report summarizing the services, including fees, provided by the independent accountant, a listing of pre-approved services provided since its last meeting, and a current projection of the estimated annual fees to be paid to the independent accountant.

Part IV

Item 15. Exhibits, Financial Statement Schedule
			2012 10-K Page
(a)	1.	Financial Statements:

		See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

	2.	Supplemental Schedule

		II – Reserves	74

		Schedules not included have been omitted because they are not applicable or the
		required data has been included in the financial statements or notes to financial
		statements.

	3.	Exhibits

		Incorporated herein by reference to Index to Exhibits, page 75.

Item 15(a)(3) See the marked exhibits in the Index to Exhibits, page 75.

(b)		Incorporated herein by reference to Index to Exhibits, page 75.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACLEDE GAS COMPANY

November 19, 2012	By /s/	Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

11/19/12	/s/	Suzanne Sitherwood	Chairman of the Board and
		Suzanne Sitherwood	Chief Executive Officer
(Principal Executive Officer)

11/19/12	/s/	Steven P. Rasche	Chief Financial Officer
		Steven P. Rasche	(Principal Financial and Accounting Officer)

11/19/12	/s/	Mark D. Waltermire	Director, Executive Vice President
Mark D. Waltermire

11/19/12	/s/	Michael R. Spotanski	Director
Michael R. Spotanski

11/19/12	/s/	Richard A. Skau	Director
Richard A. Skau

SCHEDULE II
LACLEDE GAS COMPANY
RESERVES
FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	BALANCE AT	ADDITIONS	CHARGED		DEDUCTIONS		BALANCE
	BEGINNING	TO	TO OTHER		FROM		AT CLOSE
DESCRIPTION	OF PERIOD	INCOME	ACCOUNTS		RESERVES		OF PERIOD
(Thousands of Dollars)
YEAR ENDED
SEPTEMBER 30, 2012:
DOUBTFUL ACCOUNTS	$9,969	$6,011	$10,145	(a)	$18,524	(b)	$7,601
MISCELLANEOUS:
Injuries and
property damage	$3,603	$3,150	$—		$2,213	(c)	$4,540
Deferred compensation	13,474	1,756	—		1,025		14,205
Group medical claims
incurred but not reported	1,300	15,381	—		15,121	(c)	1,560
TOTAL	$18,377	$20,287	$—		$18,359		$20,305

YEAR ENDED
SEPTEMBER 30, 2011:
DOUBTFUL ACCOUNTS	$10,176	$7,257	$11,340	(a)	$18,804	(b)	$9,969
MISCELLANEOUS:
Injuries and
property damage	$3,228	$2,416	$—		$2,041	(c)	$3,603
Deferred compensation	12,571	1,893	—		990		13,474
Group medical claims
incurred but not reported	1,450	14,171	—		14,321	(c)	1,300
TOTAL	$17,249	$18,480	$—		$17,352		$18,377

YEAR ENDED
SEPTEMBER 30, 2010:
DOUBTFUL ACCOUNTS	$10,791	$8,609	$12,018	(a)	$21,242	(b)	$10,176
MISCELLANEOUS:
Injuries and
property damage	$3,653	$2,313	$—		$2,738	(c)	$3,228
Deferred compensation	11,905	1,702	—		1,036		12,571
Group medical claims
incurred but not reported	1,450	12,833	—		12,833	(c)	1,450
TOTAL	$17,008	$16,848	$—		$16,607		$17,249

(a)	Accounts reinstated, cash recoveries, etc.
(b)	Accounts written off.
(c)	Claims settled, less reimbursements from insurance companies.

INDEX TO EXHIBITS

Exhibit
No.

3.01(i)*	-	Laclede’s Restated Articles of Incorporation as amended March 1, 2010; filed as Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2010.
3.01(ii)*	-	Bylaws of Laclede effective January 18, 2002; filed as Exhibit 3.4 to Laclede’s Form 8-K filed May 29, 2002.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.03*	-	Twenty-Third Supplemental Indenture dated as of October 15, 1997; filed on November 6, 1997 as Exhibit 4.01 to Laclede’s Form 8-K.
4.04*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999; filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000; filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.08*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006; filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K
4.09*	-	Thirtieth Supplemental Indenture dated as of September 15, 2008; filed on September 23, 2008 as Exhibit 4.1 to Laclede’s Form 8-K.
4.10*	-
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

10.16*	-	Form of Restricted Stock Award Agreement filed as Exhibit 10.8 to the Company’s 10-Q for the fiscal quarter ended December 31, 2008.
10.16a*	-	Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company’s 10-Q for the fiscal quarter ended December 31, 2009.
10.16b*	-	Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company’s 10-Q for the fiscal quarter ended December 31, 2011.
10.17*	-	The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended September 30, 2010.
10.17a*	-	Form of Agreement Under The Laclede Group 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company’s Form 10-K for the fiscal year ended September 30, 2010.
10.18	-	Bond Purchase Agreement between Laclede Gas Company and certain institutional purchasers effective August 3, 2012.
10.19	-	Laclede Gas Company Cash Balance Supplemental Retirement Benefit Plan, effective as of January 1, 2009.
12	-	Ratio of Earnings to Fixed Charges.
23	-	Consent of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of Laclede Gas Company.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Laclede Gas Company.

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

Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Statements of Income for the years ended September 30, 2012, 2011, and 2010; (iii) Statements of Comprehensive Income for the years ended September 30, 2012, 2011, and 2010; (iv) Statements of Common Shareholder’s Equity for the years ended September 30, 2012, 2011, and 2010; (v) Statements of Cash Flows for the years ended September 30, 2012, 2011, and 2010; (vi) Balance Sheets at September 30, 2012 and 2011; (vii) Statements of Capitalization at September 30, 2012 and 2011; (viii) Notes to the Financial Statements.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.