Form 10-Q
period 2012-12-31
LACLEDE GAS CO
filed 2013-02-05
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822
LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
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

As of February 1, 2013, there were 12,825 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by Laclede Gas Company (Laclede Gas or the Utility), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Utility’s Form 10-K for the fiscal year ended September 30, 2012.

Item 1. Financial Statements

LACLEDE GAS COMPANY
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
(Thousands)	2012	2011
Operating Revenues:
Utility	$250,791	$250,902
Other	1,143	1,081
Total Operating Revenues	251,934	251,983
Operating Expenses:
Utility
Natural and propane gas	144,334	146,751
Other operation expenses	33,922	37,565
Maintenance	5,731	5,308
Depreciation and amortization	10,965	10,089
Taxes, other than income taxes	14,806	14,667
Total Utility Operating Expenses	209,758	214,380
Other	124	81
Total Operating Expenses	209,882	214,461
Operating Income	42,052	37,522
Other Income and (Income Deductions) – Net	1,089	1,939
Interest Charges:
Interest on long-term debt	5,401	5,739
Other interest charges	524	619
Total Interest Charges	5,925	6,358
Income Before Income Taxes	37,216	33,103
Income Tax Expense	11,473	11,406
Net Income	$25,743	$21,697
See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(Thousands)	2012	2011
Net Income	$25,743	$21,697
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	57	50
Reclassification adjustment for gains included in net income	(47)	(14)
Net unrealized gains on cash flow hedging derivative instruments	10	36
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	90	91
Other Comprehensive Income, Before Tax	100	127
Income Tax Expense Related to Items of Other
Comprehensive Income	48	49
Other Comprehensive Income, Net of Tax	52	78
Comprehensive Income	$25,795	$21,775
See Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2012	2012	2011
ASSETS
Utility Plant	$1,508,770	$1,497,419	$1,400,001
Less: Accumulated depreciation and amortization	470,840	478,120	463,148
Net Utility Plant	1,037,930	1,019,299	936,853
Other Property and Investments	47,304	46,358	48,859
Current Assets:
Cash and cash equivalents	2,803	2,402	1,341
Accounts receivable:
Utility	130,925	64,027	135,758
Non-utility	2,335	1,244	1,865
Associated companies	3,554	4,315	6,889
Other	9,658	17,288	11,167
Allowance for doubtful accounts	(6,951)	(7,601)	(5,885)
Inventories:
Natural gas stored underground at LIFO cost	85,465	89,852	113,668
Propane gas at FIFO cost	8,963	8,963	8,964
Materials and supplies at average cost	4,131	3,418	4,730
Unamortized purchased gas adjustments	30,492	40,674	19,413
Prepayments and other	7,725	9,011	7,989
Total Current Assets	279,100	233,593	305,899
Deferred Charges:
Regulatory assets	440,844	456,047	458,648
Other	5,552	4,855	5,776
Total Deferred Charges	446,396	460,902	464,424
Total Assets	$1,810,730	$1,760,152	$1,756,035

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	Dec. 31,	Sept. 30,	Dec. 31,
(Thousands)	2012	2012	2011
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (12,825, 12,804, and 11,728 shares issued, respectively)	$258,900	$257,415	$213,415
Retained earnings	252,183	236,014	235,832
Accumulated other comprehensive loss	(2,049)	(2,101)	(2,395)
Total Common Stock Equity	509,034	491,328	446,852
Long-term debt (less current portion)	339,426	339,416	339,372
Total Capitalization	848,460	830,744	786,224
Current Liabilities:
Notes payable	83,050	40,100	113,000
Notes payable – associated companies	50,766	37,125	62,822
Accounts payable	53,563	38,391	54,367
Accounts payable – associated companies	1,703	2,576	5
Advance customer billings	15,950	25,146	11,600
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	12,401	13,908	12,529
Dividends payable	9,589	9,354	9,325
Customer deposits	8,437	8,565	10,080
Interest accrued	4,998	8,590	5,519
Taxes accrued	16,596	13,822	14,545
Deferred income taxes	4,644	10,146	8,204
Other	18,340	10,068	20,900
Total Current Liabilities	280,037	242,791	347,896
Deferred Credits and Other Liabilities:
Deferred income taxes	351,539	355,458	335,176
Unamortized investment tax credits	3,060	3,113	3,272
Pension and postretirement benefit costs	195,259	196,558	172,791
Asset retirement obligations	40,692	40,126	27,895
Regulatory liabilities	56,776	56,319	51,904
Other	34,907	35,043	30,877
Total Deferred Credits and Other Liabilities	682,233	686,617	621,915
Commitments and Contingencies (Note 8)
Total Capitalization and Liabilities	$1,810,730	$1,760,152	$1,756,035
See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(Thousands)	2012	2011
Operating Activities:
Net Income	$25,743	$21,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,970	10,100
Deferred income taxes and investment tax credits	1,609	7,939
Other – net	419	(672)
Changes in assets and liabilities:
Accounts receivable – net	(60,249)	(79,965)
Unamortized purchased gas adjustments	10,182	6,306
Deferred purchased gas costs	2,266	(26,415)
Accounts payable	14,811	9,031
Advance customer billings — net	(9,196)	(3,630)
Taxes accrued	2,760	3,992
Natural gas stored underground	4,387	1,502
Other assets and liabilities	(8,108)	(11,067)
Net cash used in operating activities	(4,406)	(61,182)
Investing Activities:
Capital expenditures	(27,621)	(18,331)
Other investments	(980)	(280)
Net cash used in investing activities	(28,601)	(18,611)
Financing Activities:
Maturity of first mortgage bonds	(25,000)	—
Issuance of short-term debt — net	42,950	67,000
Borrowings from Laclede Group	46,446	99,123
Repayment of borrowings from Laclede Group	(32,805)	(89,180)
Changes in book overdrafts	10,160	11,842
Dividends paid	(9,342)	(9,084)
Issuance of common stock to Laclede Group	793	407
Excess tax benefits from stock-based compensation	221	117
Other	(15)	(14)
Net cash provided by financing activities	33,408	80,211
Net Increase in Cash and Cash Equivalents	401	418
Cash and Cash Equivalents at Beginning of Period	2,402	923
Cash and Cash Equivalents at End of Period	$2,803	$1,341
Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$9,627	$9,634
Income taxes	(3,140)	2,014
See Notes to Financial Statements.

LACLEDE GAS COMPANY
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These notes are an integral part of the accompanying unaudited financial statements of Laclede Gas Company (Laclede Gas or the Utility). In the opinion of Laclede Gas, this interim report includes all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the results of operations for the periods presented. Laclede Gas is a wholly owned subsidiary of The Laclede Group Inc. (Laclede Group). This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in the Utility’s Fiscal Year 2012 Form 10-K.
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
BASIS OF PRESENTATION - In compliance with generally accepted accounting principles (GAAP), transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas’ Balance Sheets have not been eliminated from the Laclede Gas financial statements. Transactions with associated companies include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas. For the quarter ended December 31, 2012, sales of natural gas from Laclede Gas to LER were $0.7 million, but were negligible for the same period last year. Sales of natural gas from LER to Laclede Gas during the quarters ended December 31, 2012 and 2011 were $7.6 million and $6.6 million, respectively. Propane transportation services provided by Laclede Pipeline Company to Laclede Gas during both the quarters ended December 31, 2012 and 2011 totaled $0.3 million.
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-Associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $50.8 million, $37.1 million, and $62.8 million at December 31, 2012, September 30, 2012, and December 31, 2011, respectively. The interest rate on these borrowings was 0.3% at December 31, 2012, 0.2% at September 30, 2012, and 0.3% at December 31, 2011. Advances under this note are due and payable on demand.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its utility operating revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at December 31, 2012 and 2011, for the Utility, were $39.6 million and $38.3 million, respectively. The amount of accrued unbilled revenue at September 30, 2012 was $11.6 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues for the quarters ended December 31, 2012 and 2011 were $10.3 million and $10.2 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
STOCK-BASED COMPENSATION - Officers and employees of Laclede Gas, as determined by the Compensation Committee of Laclede Group’s Board of Directors, are eligible to be selected for awards under the Laclede Group 2006 Equity Incentive Plan (2006 Plan). Refer to Note 1 of the Notes to Financial Statements included in Laclede Gas’ Form 10-K for the fiscal year ended September 30, 2012 for descriptions of the plan. For awards made to its employees, the Utility records its allocation of compensation cost from Laclede Group with a corresponding increase to additional paid-in capital.

The amounts of compensation cost allocated to the Utility for share-based compensation arrangements for the quarters ended December 31, 2012 and 2011 are presented below:

	Three Months Ended December 31,
(Thousands)	2012	2011
Total equity compensation cost	$532	$567
Compensation cost capitalized	(183)	(138)
Compensation cost recognized in net income	349	429
Income tax benefit recognized in net income	(135)	(165)
Compensation cost recognized in net income,
net of income tax	$214	$264

As of December 31, 2012, there was $6.5 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.5 years.
NEW ACCOUNTING STANDARDS - In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” to amend ASC Topic 220, “Comprehensive Income,” by changing certain financial statement presentation requirements. Under the amended guidance, entities may either present a single continuous statement of comprehensive income or, consistent with the Utility’s current presentation, provide separate but consecutive statements (a statement of income and a statement of comprehensive income). ASU No. 2011-05 would have required that, regardless of the method chosen, reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements, displaying the effect on both net income and other comprehensive income. However, in December 2011, the FASB issued ASU No. 2011-12 to defer the effective date of this particular requirement while it reconsiders this provision of the guidance. The amendments in these ASUs do not change the items that are required to be reported in other comprehensive income and, accordingly, did not impact total net income, comprehensive income, or earnings per share upon adoption in the first quarter of fiscal year 2013.
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
Pension costs for both quarters ended December 31, 2012 and 2011 were $4.2 million, including amounts charged to construction.

The net periodic pension costs include the following components:

	Three Months Ended December 31,
(Thousands)	2012	2011
Service cost – benefits earned during the period	$2,311	$2,312
Interest cost on projected benefit obligation	4,066	4,871
Expected return on plan assets	(4,741)	(4,899)
Amortization of prior service cost	136	148
Amortization of actuarial loss	2,839	2,277
Sub-total	4,611	4,709
Regulatory adjustment	(434)	(483)
Net pension cost	$4,177	$4,226

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. There were no lump-sum payments recognized as settlements during the three months ended December 31, 2012 and 2011.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s qualified pension plans is based on an annual allowance of $15.5 million effective January 1, 2011. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the Statements of Income and Statements of Comprehensive Income is deferred as a regulatory asset or regulatory liability.
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2013 contributions to the pension plans through December 31, 2012 were $5.2 million to the qualified trusts and approximately $0.2 million to the non-qualified plans. Contributions to the pension plans for the remaining nine months of fiscal 2013 are anticipated to be at least $18.2 million to the qualified trusts and $1.0 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both quarters ended December 31, 2012 and 2011 were $2.4 million, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended December 31,
(Thousands)	2012	2011
Service cost-benefits earned during the period	$2,533	$2,015
Interest cost on accumulated postretirement benefit obligation	1,279	1,380
Expected return on plan assets	(1,081)	(991)
Amortization of transition obligation	23	34
Amortization of prior service cost (credit)	1	(518)
Amortization of actuarial loss	1,325	1,065
Sub-total	4,080	2,985
Regulatory adjustment	(1,699)	(604)
Net postretirement benefit cost	$2,381	$2,381

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
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for the Utility’s postretirement benefit plans is based on an annual allowance of $9.5 million effective January 1, 2011. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the Statements of Income and Statements of Comprehensive Income is deferred as a regulatory asset or regulatory liability.
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There were no contributions for fiscal year 2013 to the postretirement plans qualified trusts during the three months ended December 31, 2012. Contributions to the postretirement plans through December 31, 2012 were approximately $0.3 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining nine months of fiscal year 2013 are anticipated to be $16.3 million to the qualified trusts and $0.6 million paid directly to participants from Laclede Gas’ funds.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value (a)
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012
Cash and cash equivalents	$2,803	$2,803	$2,779	$24	$—
Short-term debt	133,816	133,816	—	133,816	—
Long-term debt	339,426	431,091	—	431,091	—
As of September 30, 2012
Cash and cash equivalents	$2,402	$2,402	$2,378	$24	$—
Short-term debt	77,225	77,225	—	77,225	—
Long-term debt, including current portion	364,416	452,768	—	452,768	—
As of December 31, 2011
Cash and cash equivalents	$1,341	$1,341
Short-term debt	175,822	175,822
Long-term debt, including current portion	364,372	449,968

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,146	$—	$—	$—	$13,146
NYMEX natural gas contracts	1,726	—	—	(1,726)	—
NYMEX gasoline and heating oil contracts	281	—	—	(281)	—
Total	$15,153	$—	$—	$(2,007)	$13,146
Liabilities
NYMEX natural gas contracts	$6,162	$—	$—	$(6,162)	$—

As of September 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,187	$—	$—	$—	$13,187
NYMEX natural gas contracts	7,338	—	—	(7,338)	—
NYMEX gasoline and heating oil contracts	344	—	—	(344)	—
Total	$20,869	$—	$—	$(7,682)	$13,187
Liabilities
NYMEX natural gas contracts	$9,563	$—	$—	$(9,563)	$—

As of December 31, 2011
Assets
U. S. Stock/Bond Mutual Funds	$15,916	$—	$—	$—	$15,916
NYMEX natural gas contracts	8	—	—	(8)	—
NYMEX gasoline and heating oil contracts	31	—	—	(31)	—
Total	$15,955	$—	$—	$(39)	$15,916
Liabilities
NYMEX natural gas contracts	$26,349	$—	$—	$(26,349)	$—

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At December 31, 2012, Laclede Gas held 0.7 million gallons of gasoline futures contracts at an average price of $2.30 per gallon and 0.1 million gallons of gasoline options contracts. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at December 31, 2012, it is expected that approximately $0.2 million pre-tax gains will be reclassified into the Statements of Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at December 31, 2012 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2013	13.48	$3.78
Fiscal 2014	4.87	3.97

At December 31, 2012, Laclede Gas also had 5.0 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income
		Three Months Ended
	Location of Gain (Loss)	December 31,
(Thousands)	Recorded in Income	2012	2011
Derivatives in Cash Flow Hedging Relationships
NYMEX gasoline and heating oil contracts:
Effective portion of gain recognized in OCI on derivatives		$57	$50
Effective portion of gain reclassified from AOCI to income	Utility – Other Operation Expenses	47	14
Ineffective portion of (loss) gain on derivatives recognized in income	Utility – Other Operation Expenses	(101)	6
Derivatives Not Designated as Hedging Instruments *
NYMEX gasoline and heating oil contracts:
Gain (loss) recognized in income on derivative	Other Income and (Income Deductions) – Net	$33	$1

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

Fair Value of Derivative Instruments in the Balance Sheet at December 31, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	$249		Accounts Receivable - Other	$—
Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Accounts Receivable – Other	1,726		Accounts Receivable – Other	6,162
NYMEX gasoline and heating oil contracts	Accounts Receivable – Other	32		Accounts Receivable – Other	—
Sub-total		1,758			6,162
Total derivatives		$2,007			$6,162

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	$334		Accounts Receivable - Other	$—
Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Accounts Receivable - Other	7,338		Accounts Receivable - Other	9,563
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	10		Accounts Receivable - Other	—
Sub-total		7,348			9,563
Total derivatives		$7,682			$9,563

Fair Value of Derivative Instruments in the Balance Sheet at December 31, 2011
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	$24		Accounts Receivable - Other	$—
Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Accounts Receivable - Other	8		Accounts Receivable - Other	26,349
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	7		Accounts Receivable - Other	—
Sub-total		15			26,349
Total derivatives		$39			$26,349
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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

(Thousands)	Dec. 31, 2012	Sept. 30, 2012	Dec. 31, 2011

Fair value of asset derivatives presented above	$2,007	$7,682	$39
Fair value of cash margin receivables offset with derivatives	4,186	1,964	26,310
Netting of assets and liabilities with the same counterparty	(6,193)	(9,646)	(26,349)
Derivative instrument assets, per Balance Sheets	$—	$—	$—

Fair value of liability derivatives presented above	$6,162	$9,563	$26,349
Fair value of cash margin payables offset with derivatives	31	83	—
Netting of assets and liabilities with the same counterparty	(6,193)	(9,646)	(26,349)
Derivative instrument liabilities, per Balance Sheets	$—	$—	$—

Additionally, at December 31, 2012, September 30, 2012, and December 31, 2011, the Utility had $3.5 million, $8.0 million, and $2.7 million in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable - Other.

6.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended December 31,
(Thousands)	2012	2011
Interest income	$391	$337
Net investment (loss) gain	(61)	1,041
Other income	68	—
Other income deductions	691	561
Other Income and (Income Deductions) – Net	$1,089	$1,939

7.	INFORMATION BY OPERATING SEGMENT

In the first quarter of fiscal year 2013, Laclede Gas retitled its segment names. The Gas Utility segment, previously titled Regulated Gas Distribution, consists of the regulated operations of Laclede Gas. The Other segment, previously titled Non-Regulated Other, includes Laclede Gas’ non-regulated business activities, which are comprised of its propane storage and related services. Accounting policies are described in Note 1. There are no material intersegment revenues.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings will also exclude, if applicable, the after-tax impact of costs related to unique acquisition, divestiture, and restructuring activities.

(Thousands)	Gas Utility	Other	Adjustments & Eliminations	Total
Three Months Ended
December 31, 2012
Operating revenues	$250,791	$1,143	$—	$251,934
Net Economic Earnings	25,341	460	—	25,801
Total assets	1,809,722	1,008	—	1,810,730
Three Months Ended
December 31, 2011
Operating revenues	$250,902	$1,081	$—	$251,983
Net Economic Earnings	21,079	615	—	21,694
Total assets	1,753,859	2,176	—	1,756,035

Reconciliation of Net Economic Earnings to Net Income
	Three Months Ended
	December 31,
(Thousands)	2012	2011
Total Net Economic Earnings above	$25,801	$21,694
Add: Unrealized (loss) gain on energy-related derivative contracts, net of tax	(58)	3
Net Income	$25,743	$21,697

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas has entered into various contracts, expiring on dates through fiscal year 2018, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2012 are estimated at approximately $258 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2011, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At December 31, 2012, the Utility was contractually committed to costs of approximately $1.5 million related to this project, with additional expenditures to be incurred throughout the project’s life.
Refer to Note 9, Subsequent Event, for information about Laclede Gas' commitments associated with the pending acquisition of substantially all of the assets and liabilities of Missouri Gas Energy (MGE).

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
On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, LER. The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008, 2009, 2010 and 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order. The MoPSC appealed and on December 11, 2012, the Western District Court of Appeals reversed the Circuit Court's December 21, 2011 decision. On December 26, 2012, the Utility filed pleadings asking the Western District to either reconsider its decision or transfer the case to the Missouri Supreme Court. On January 29, 2013, the Western District Court of Appeals denied reconsideration of its December 26, 2012, decision. The Utility is considering whether to appeal to the Missouri Supreme Court.
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
On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Utility believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the financial position and results of operations, or cash flows of the Utility.
As discussed in Note 5, Derivative Instruments and Hedging Activities, Laclede Gas enters into NYMEX exchange-traded derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas to a new brokerage firm. As of February 4, 2013, the Utility had $1.5 million on deposit with MF Global that remains unavailable to the Utility pending final resolution by the bankruptcy trustee. On January 31, 2013, the bankruptcy trustee received approval from the court to make certain additional distributions to customers. As a result of this action, Laclede Gas expects to receive a partial cash distribution totaling more than one-half of the currently outstanding amount during the second or third quarter of fiscal year 2013. Regarding the funds that will continue to remain outstanding after this partial distribution, management is currently unable to predict when, or to what extent, these funds will be returned. Management does not believe that the Utility's exposure is material.
Laclede Gas is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the financial position, results of operations, or cash flows of the Utility.

9.	SUBSEQUENT EVENT

On January 11, 2013, Laclede Gas, Laclede Group, and Southern Union Company (SUG), an affiliate of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. , entered into an Assignment and Assumption Agreement pursuant to which Laclede Gas Company assumed all duties and obligations of a purchase and sale agreement entered into by a wholly owned subsidiary of Laclede Group on December 14, 2012 to acquire from SUG substantially all of the assets and liabilities of Missouri Gas Energy (MGE). MGE is engaged in the distribution of natural gas on a regulated basis in western Missouri. Additionally, pursuant to the Assignment and Assumption Agreement, Laclede Gas assumed responsibility for an Employee Agreement entered into by Laclede Group and SUG that provides for the terms and conditions of its employment of persons currently employed by MGE.
The stated purchase price of the MGE transaction is $975 million in cash, subject to customary closing adjustments. The transaction is supported by a fully committed $1.020 billion bridge facility with Wells Fargo Bank, National Association, which has subsequently been syndicated to a group of nine banks, as well as existing company cash. The permanent financing is anticipated to be a combination of long-term debt and equity securities.
This transaction is expected to close before the end of fiscal year 2013, subject to customary closing conditions, including regulatory approvals from the MoPSC. On January 14, 2013, the Utility filed an application with the MoPSC for approval to acquire the assets of MGE from SUG. On January 22, 2013, the Federal Trade Commission notified the Utility of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. No shareholder approval is required to complete the transaction, and each of the entities has received all necessary approvals from their boards of directors.
The purchase and sale agreement contains certain termination rights for both Laclede Gas (as assigned) and SUG, including, among others, the right to terminate if the transaction is not completed by October 14, 2013 (subject to up to four 30-day extensions under certain circumstances related to obtaining required regulatory approvals). In the event that SUG terminates as a result of the failure of Laclede Gas to obtain financing, it may be required to pay SUG a "reverse break up" fee of $73.1 million, which amount will operate as liquidated damages and a cap on such liability for such breach.
As a result of the MGE acquisition being assigned to the Utility, beginning in the second quarter of fiscal year 2013, Laclede Gas will incur or be allocated applicable acquisition expenses associated with this transaction.

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of the purchase of substantially all of the assets and liabilities of Missouri Gas Energy (MGE) from Southern Union Company (SUG) (the Transaction). Refer to Acquisition Agreement on page 23 for additional information relative to the Transaction.

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

ACQUISITION AGREEMENT

On January 11, 2013, Laclede Gas, Laclede Group, and SUG entered into an assignment and assumption agreement pursuant to which Laclede Gas Company assumed all duties and obligations of a purchase and sale agreement entered into by Laclede Group on December 14, 2012 to acquire from SUG substantially all of the assets and liabilities of MGE. Management expects to complete the acquisition before the end of fiscal year 2013. The strategic rationale for Laclede Gas is described below:

•	This transaction will allow Laclede Gas to be able to support growth initiatives in new markets with new customers. In addition, the Utility expects to have better access to the capital markets.

•	Laclede Gas will serve Missouri's two largest metropolitan areas in a state where it already has a working relationship with regulators.

•
The Transaction is expected to be neutral to Laclede Gas' earnings in the first full year following closing and accretive thereafter. The Transaction is expected to be immediately accretive to cash flow.

Completion of the pending acquisition is subject to customary closing conditions, including regulatory approvals on filings from the Missouri Public Service Commission (MoPSC or Commission). No shareholder approval is required to complete the transaction, and each of the entities has received all necessary approvals from their boards of directors. On January 22, 2013, the Federal Trade Commission notified Laclede Group of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The purchase and sale agreement contains certain termination rights for both Laclede Gas (as assigned) and SUG, and further provide for the payment of fees and expenses upon termination under specified circumstances. For additional information relating to the pending acquisition, see Note 9, Subsequent Event, of the Notes to Financial Statements. Also refer to Utility's Form 8-K filed on January 14, 2013 and Exhibit 2.1 of this Form 10-Q.

RESULTS OF OPERATIONS

Overview

Laclede Gas is a wholly owned subsidiary of The Laclede Group, Inc. (Laclede Group). Laclede Gas is regulated by the MoPSC and serves the City of St. Louis and parts of ten counties in eastern Missouri. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The Utility’s earnings are primarily generated by the sale of heating energy. The Utility’s weather mitigation rate design lessens the impact of weather volatility on Laclede Gas’ customers during cold winters and stabilizes the Utility’s earnings by recovering fixed costs more evenly during the heating season. Due to the seasonal nature of the business of Laclede Gas, earnings are typically concentrated in the November through April period, which generally corresponds with the heating season.

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

EARNINGS

Laclede Gas’ net income totaled $25.7 million for the quarter ended December 31, 2012, an increase of $4.0 million compared with the quarter ended December 31, 2011. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	decreases in operation and maintenance expenses totaling $3.2 million;

•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.3 million; and

•	increased sales margins reflecting colder weather this fall totaling $1.1 million.

These factors were partially offset by higher depreciation and amortization expenses totaling $0.9 million.

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

Utility Operating Revenues for the quarter ended December 31, 2012 were $250.8 million, or $0.1 million less than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended December 31, 2012, were 16.0% colder than the same quarter last year and 8.9% warmer than normal. Total system therms sold and transported were 261.1 million for the quarter ended December 31, 2012, compared with 238.6 million for the same period last year. Total off-system therms sold and transported were 82.3 million for the quarter ended December 31, 2012, compared with 98.2 million for the same period last year. The slight decrease in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$12.1
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(9.6)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(5.4)
Higher prices charged for off-system sales	1.5
Higher ISRS revenues	1.3
Total Variation	$(0.1)

Utility Operating Expenses

Utility Operating Expenses for the quarter ended December 31, 2012 decreased $4.6 million from the same quarter last year. Natural and propane gas expense decreased $2.4 million, or 1.6%, from last year’s level, primarily attributable to lower rates charged by suppliers and lower off-system gas expenses, partially offset by increased system volumes purchased for sendout. Other operation and maintenance expenses decreased $3.2 million, or 7.5%, primarily due to a higher rate of overheads capitalized, a lower provision for uncollectible accounts, and lower distribution expenses, partially offset by higher maintenance charges. Depreciation and amortization expense increased $0.9 million primarily due to additional depreciable property.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased by $0.9 million primarily due to lower net investment gains.

Interest Charges

Interest charges during the quarter ended December 31, 2012 decreased $0.4 million from the same period last year primarily due to lower interest on long-term debt reflecting the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds. Average short-term interest rates were 0.3% for both the quarters ended December 31, 2012 and 2011. Average short-term borrowings were $110.4 million for the quarter ended December 31, 2012, compared with $143.3 million for the quarter ended December 31, 2011.

Income Taxes

The $0.1 million increase in income taxes was primarily due to higher pre-tax income, largely offset by various property-related deductions.

REGULATORY AND OTHER MATTERS

On December 28, 2006, the MoPSC Staff proposed a disallowance of $7.2 million related to Laclede Gas’ recovery of its purchased gas costs applicable to fiscal year 2005, which the Staff later reduced to a $1.7 million disallowance pertaining to Laclede Gas’ purchase of gas from a marketing affiliate, Laclede Energy Resources, Inc. (LER). The MoPSC Staff has also proposed disallowances of $2.8 million and $1.5 million of gas costs relating to Laclede Gas purchases of gas supply from LER for fiscal years 2006 and 2007, respectively. The MoPSC Staff proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008, 2009, 2010 and 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments in proceedings before the MoPSC. As such, no amount has been recorded in the financial statements for these proposed disallowances.

In connection with the affiliate transactions mentioned above, on July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed that the Staff failed to adhere to the pricing provisions of the MoPSC’s affiliate transaction rules and Laclede Gas’ Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede’s counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On March 30, 2011, Laclede Gas sought review of the February 4 Order with the Missouri Cole County Circuit Court. On May 19, 2011, the Commission’s General Counsel filed a petition with the Cole County Circuit Court seeking penalties in connection with the Commission’s February 4 Order. On July 7, 2011, the Circuit Court Judge signed an agreed Order holding the penalty case in abeyance while the February 4 Order is appealed. On December 21, 2011, the Circuit Court reversed both the MoPSC’s November 3, 2010 Order and its February 4, 2011 Order. The MoPSC appealed and on December 11, 2012, the Western District Court of Appeals reversed the Circuit Court's December 21, 2011 decision. On December 26, 2012, the Company filed pleadings asking the Western District to either reconsider its decision or transfer the case to the Missouri Supreme Court. On January 29, 2013, the Western District Court of Appeals denied reconsideration of its December 26, 2012, decision. The Company is considering whether to appeal to the Missouri Supreme Court.

Subsequent to the July 7, 2010 complaint, the MoPSC Staff filed a related complaint on October 6, 2010 against Laclede Gas, LER, and Laclede Group, alleging that the Utility failed to comply with the MoPSC’s affiliate transaction rules. LER and Laclede Group both filed motions to be dismissed from the proceeding, which were granted by the Commission on December 22, 2010. On January 26, 2011, the Commission also dismissed certain counts of the complaint against Laclede Gas. The remaining counts and a counterclaim against the Staff, filed by Laclede Gas, are still pending before the Commission. Laclede Gas believes that the complaint lacks merit and is vigorously opposing it.

On December 21, 2012, Laclede Gas filed tariff sheets in a new general rate case proceeding that are designed to increase the Utility's total revenues by $48.4 million, or 6.7%. On December 27, 2012, the MoPSC suspended implementation of the Utility's proposed rates and set the case for hearing in August 2013.

On January 14, 2013, the Utility filed an application with the MoPSC for approval to acquire the assets of MGE from SUG as reported in the Acquisition Agreement section on page 23.

Also on January 14, 2013, the Utility made an ISRS filing with the Commission designed to increase revenues by $5.6 million annually, pending approval by the Commission.

On June 29, 2010, the Office of Federal Contract Compliance Programs issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. The Utility believes that the allegations lack merit and is vigorously defending its position. Management, after discussion with counsel, believes that the final outcome of these matters will not have a material effect on the financial position and results of operations, or cash flows of the Utility.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies used in the preparation of our Financial Statements are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and include the following:

•	Accounts receivable and allowance for doubtful accounts

•	Employee benefits and postretirement obligations

•	Regulated operations

There were no significant changes to these critical accounting policies during the three months ended December 31, 2012.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in the Utility’s Form 10-K for the fiscal year ended September 30, 2012.

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

Net cash used by operating activities was $4.4 million for the three months ended December 31, 2012, compared with $61.2 million for the three months ended December 31, 2011. The variation is primarily associated with the timing of collections of gas cost under the Utility’s PGA Clause, including reduced cash payments for margin deposits associated with the Utility's use of natural gas derivative instruments. The variation also reflects decreased cash payments for the funding of pension plans.

Net cash used in investing activities for the three months ended December 31, 2012 was $28.6 million, compared with $18.6 million for the three months ended December 31, 2011. The variation primarily reflects additional capital expenditures this quarter for distribution plant and information technology investments.

Net cash provided in financing activities was $33.4 million for the three months ended December 31, 2012, compared with $80.2 million for the three months ended December 31, 2011. The variation primarily reflects the effect of the maturity of long-term debt and a net decrease in the issuance of short-term borrowings this quarter.

LIQUIDITY AND CAPITAL RESOURCES

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At December 31, 2012, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As a result of certain amendments made on January 16, 2013, this maximum percentage will temporarily increase to 72.5% if the MGE acquisition is consummated. Such temporary increase would be effective from the date of the consummation through September 30, 2014. As defined in the line of credit, total debt was 48% of total capitalization on December 31, 2012.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the three months ended December 31, 2012. Information about the Utility’s short-term borrowings during the three months ended December 31, 2012 and as of December 31, 2012, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings
Three Months Ended December 31, 2012
Weighted average borrowings outstanding	$74.9 million	$35.5 million	$110.4 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$40.4 – $99.4 million	$28.6 - $50.8 million	$78.9 - $133.8 million
As of December 31, 2012
Borrowings outstanding at end of period	$83.1 million	$50.7 million	$133.8 million
Weighted average interest rate	0.3%	0.3%	0.3%

Based on average short-term borrowings for the three months ended December 31, 2012, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.1 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

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

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension became effective on November 23, 2012. During the three months ended December 31, 2012, pursuant to this authority, the Utility sold 21 shares of its common stock to Laclede Group for $0.8 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of February 1, 2013, $472.3 million remains available under this authorization. After the settlement of the $100 million in bonds in March 2013, $372.3 million in authorization will remain, assuming no other uses in the interim. As part of its MoPSC application for approval of the acquisition of MGE, Laclede Gas requested authority to issue debt and equity securities of up to $975 million. This request is pending approval by the Commission. The amount, timing, and type of additional financing to be issued, including in connection with the MGE acquisition as described below, will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

On October 15, 2012, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. At December 31, 2012, Laclede Gas had fixed-rate long-term debt totaling $340 million. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $340 million in long-term debt, $25 million have no call option, $235 million have make-whole call options, and $80 million are callable at par in 2013. None of the debt has any put options.

In December 2012, Laclede Group announced agreements to acquire the assets of Missouri Gas Energy and New England Gas Company for $1.015 billion, net of approximately $20 million in assumed debt. Simultaneously, Laclede Group entered into a fully committed bridge facility for $1.020 billion with Wells Fargo Bank, National Association in order to fund these acquisitions. Subsequently, Laclede Group assigned the purchase agreement for Missouri Gas Energy to Laclede Gas. The bridge facility, on which Laclede Group remains the borrower, was syndicated by Wells Fargo Securities, LLC, to a group of nine banks, effective on January 16, 2013. Permanent financing for the acquisitions is anticipated to be a combination of long-term debt of Laclede Gas and/or Laclede Group and Laclede Group equity securities. Laclede Gas and Laclede Group may engage in interest rate hedging activities prior to completing as such debt financing to protect against the impacts of adverse movements in rates.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $27.6 million for the three months ended December 31, 2012, compared with $18.3 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications.

Capitalization at December 31, 2012 consisted of 60.0% common stock equity and 40.0% long-term debt.

It is management’s view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include the pending acquisition of MGE, capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at December 31, 2012 and at September 30, 2012, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Advance customer billings. The Balance Sheet at December 31, 2011 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of December 31, 2012, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2013	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Fiscal Years 2018 and thereafter
Principal Payments on Long-Term Debt (a)	$440.0	$—	$—	$—	$440.0
Interest Payments on Long-Term Debt (a)	468.6	14.7	49.1	49.0	355.8
Capital Leases (b)	0.2	0.1	0.1	—	—
Operating Leases (b)	8.9	3.2	5.3	0.4	—
Purchase Obligations – Natural Gas (c)	258.0	167.4	76.3	13.7	0.6
Purchase Obligations – Other (d)	80.5	19.5	22.1	18.3	20.6
Total (e) (f)	$1,256.2	$204.9	$152.9	$81.4	$817.0

(a)
The principal and interest payments on long-term debt included in the table above include obligations associated with Laclede Gas’ commitment to issue $100 million of first mortgage bonds in a private placement scheduled for settlement in March 2013. Of this $100 million, $55 million will be issued at 3.00% for a 10-year term, and $45 million will be issued at 3.40% for a 15-year term. Refer to Long-term Debt and Equity on page 28 for additional information.

(b)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using December 31, 2012 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(e)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $6.3 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. At this writing, Laclede Gas expects to make contributions to its qualified, trusteed pension plans totaling $18.2 million during the remaining nine months of fiscal year 2013. Laclede Gas anticipates a $1.0 million contribution relative to its non-qualified pension plans during the remaining nine months of fiscal year 2013. With regard to the postretirement benefits, the Utility anticipates it will contribute $16.3 million to the qualified trusts and $0.6 million directly to participants from Laclede Gas’ funds during the remaining nine months of fiscal year 2013. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

(f)
The table above does not include the Utility's potential payment of a "reverse break up" fee of $73.1 million that would be due in the event that SUG terminates the MGE acquisition agreement as a result of the failure of Laclede Gas to obtain financing. See Note 9, Subsequent Event, of the Notes to Financial Statements for further details. Also, the table does not include any anticipated additional long-term debt to finance the acquisition.

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

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the three months ended December 31, 2012, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.1 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At December 31, 2012, Laclede Gas had fixed-rate long-term debt totaling $340 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e and Rule 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Change in Internal Controls
During the fiscal quarter ended December 31, 2012, we implemented a significant suite of financial reporting applications. The new systems and related changes to processes have changed and enhanced our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during fiscal year 2013 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. Although management believes internal controls will be maintained or enhanced by the new system, it has not completed its testing of the operating effectiveness of all controls in the new system. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
Other than the system implementation discussed above, there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following paragraphs should be read in conjunction with the risk factors included in Part I, Item 1A of the Utility’s Annual Report on Form 10-K for the year ended September 30, 2012.

RISKS RELATED TO THE UTILITY'S ACQUISITION AGREEMENT WITH SOUTHERN UNION COMPANY

The transaction may not be completed or may be approved subject to unfavorable regulatory conditions, which could adversely affect anticipated benefits and/or Laclede Gas' business, financial condition and/or results of operations.

On December 14, 2012, Laclede Group, through a newly formed wholly owned subsidiary, Plaza Missouri Acquisition, Inc., (Plaza Missouri) entered into a purchase and sale agreement to acquire from SUG substantially all of the assets and liabilities of MGE. Subsequently, on January 11, 2013, Laclede Group and Plaza Missouri, with the consent of SUG, entered into an agreement with Laclede Gas to assign the MGE agreement to Laclede Gas. In order to complete the acquisition, the Utility must obtain approvals from the Missouri Public Service Commission. This governmental agency could seek to block or challenge the acquisition or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the acquisition. There can be no assurance as to the receipt or timing of these approvals. The acquisition agreement require the Utility to use its reasonable best efforts to obtain these approvals, which may include conditions or restrictions that could have an adverse effect on the anticipated benefits of the acquisition or on the Utility's business, financial condition or results of operations. In addition, if these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the acquisition agreement, then the Utility will not be obligated to complete the transaction.

In addition, the acquisition agreement contains other customary closing conditions which may not be satisfied or waived or may take longer than anticipated to satisfy. The pending transaction subjects Laclede Gas to a number of additional risks, including the following:

•	the Utility's estimates of the costs to complete the acquisition and the operating performance after the acquisition closes may vary significantly from actual results;

•
both before and after the closing of the acquisition, the attention of management may be diverted to the acquisition and subsequent integration of MGE rather than to current operations or the pursuit of other opportunities that could be beneficial to the Utility; and

•	the potential loss of key employees of the Utility or of MGE who may be uncertain about their future roles if and when the acquisition is completed.

The acquisition agreement contains certain termination rights for both the Utility and SUG, including, among others, the right to terminate if the acquisition is not completed by October 14, 2013 (subject to up to four 30-day extensions under certain circumstances related to obtaining required regulatory approvals). In the event that SUG terminates the MGE acquisition agreement as a result of the failure of Laclede Gas to obtain financing, the Utility may be required to pay SUG a "reverse break up" fee of $73.1 million, which amount will operate as liquidated damages and a cap on such liability for such breach.

The occurrence of any of these events individually or in combination could have a material adverse effect on the Utility's business, financial condition or results of operations.

Laclede Gas expects to issue significant debt in order to provide permanent financing for the acquisition in lieu of and/or to refund borrowings under Laclede Group's bridge loan facility at or after closing the acquisition, and, as a result the Utility is subject to market risks including market demand for debt offerings, interest rate volatility and adverse impacts on its credit ratings.

In connection with the acquisition agreement, Laclede Group has obtained a commitment from Wells Fargo Bank, National Association and various other banks for a syndicated $1.020 billion bridge loan facility, which may be used to finance a significant portion of the acquisition and pay related fees and expenses in the event that permanent financing is not in place at the time of the closing of the acquisition. The permanent financing is anticipated to include a mix of long-term debt of Laclede Group and/or Laclede Gas and common equity of Laclede Group, funding from which is expected to be provided to Laclede Gas through sale of additional shares of Laclede Gas stock to Laclede Group. Depending on market conditions, the permanent financing may include other instruments such as convertible debt, preferred shares, or term loans.

Although Laclede Group and its advisers believe they have taken prudent steps to position the Utility for successful capital raises, there can be no assurance as to the ultimate cost or availability of permanent financing.

Among other risks, the planned increase in indebtedness may:

•	make it more difficult for Laclede Gas to pay or refinance its debts as they become due during adverse economic and industry conditions;

•
limit the Utility's flexibility to pursue other strategic opportunities or react to changes in its business and the industry in which it operates and, consequently, place it at a competitive disadvantage to competitors with less debt;

•
require an increased portion of the Utility's cash flows from operations to be used for debt service payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, dividend payments and other general corporate purposes;

•	result in a downgrade in the credit rating of the Utility's indebtedness, which could limit its ability to borrow additional funds or increase the interest rates applicable to its indebtedness;

•	result in higher interest expense in the event of increases in market interest rates for both long-term debt as well as short-term commercial paper or bank loans at variable rates;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or covenants be placed on the Utility.

In addition, in order to maintain investment-grade credit ratings, Laclede Gas may consider it appropriate to reduce the amount of indebtedness outstanding following the acquisition. This may be accomplished in several ways, including reducing discretionary uses of cash. The specific measures that management may ultimately decide to use to maintain or improve its credit ratings and their timing, will depend upon a number of factors, including market conditions and forecasts at the time those decisions are made.

The acquisition and associated costs and integration efforts may adversely affect the Utility's business, financial condition or results of operations.

While the Utility currently anticipates that the acquisition will be neutral to the Utility's earnings in the first full year following its completion and accretive thereafter, this expectation is based on preliminary estimates which may materially change. Laclede Gas may encounter additional transaction and integration-related costs, may fail to realize all of the anticipated benefits of the acquisition or be subject to other factors that affect those preliminary estimates.

The process of integrating the operations of MGE could cause an interruption of, or loss of momentum in, the activities of one or more of those businesses and the possible loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the transaction and the integration of the companies' operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the acquisition is ultimately consummated.

The Utility expects to incur costs associated with combining the operations of the companies, as well as transaction fees and other costs related to the transaction. The combined company also will incur integration costs in connection with the acquisition and management is in the early stages of assessing the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2012, the Board of Directors of Laclede Gas approved the sale of 21 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.8 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	February 5, 2013	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

2.1*	-	Purchase and Sale Agreement for Missouri Gas Energy dated December 14, 2012.

2.2	-	Employee Agreement for Missouri Gas Energy dated December 14, 2012.

10.1	-	First Amendment to Loan Agreement with Laclede Gas Company dated January 16, 2013; filed as Exhibit 10.2 to the Utility's Form 8-K filed January 18, 2013.

10.2	-	Assignment and Assumption Agreement dated January 11, 2013; filed as Exhibit 99.1 to the Utility's Form
8-K filed January 14, 2013.

10.3	-	Consent dated January 11, 2013; filed as Exhibit 99.2 to the Utility's Form 8-K filed January 14, 2013.

12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.

101.INS	-	XBRL Instance Document. (1)

101.SCH	-	XBRL Taxonomy Extension Schema. (1)

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

*Schedules to this exhibit have been omitted, but will be furnished to the SEC upon request.

(1)	Furnished, not filed

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Income for the three months ended December 31, 2012 and 2011; (iii) unaudited Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011; (iv) unaudited Balance Sheets at December 31, 2012, September 30, 2012 and December 31, 2011; (v) unaudited Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (vi) Notes to the unaudited Financial Statements.

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