Form 10-Q
period 2013-03-31
LACLEDE GAS CO
filed 2013-04-30
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822
LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
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

As of April 26, 2013, there were 12,847 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

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

Item 1. Financial Statements

LACLEDE GAS COMPANY
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Operating Revenues:
Utility	$363,912	$298,623	$614,703	$549,525
Other	233	274	1,376	1,355
Total Operating Revenues	364,145	298,897	616,079	550,880
Operating Expenses:
Utility
Natural and propane gas	238,148	180,221	382,482	326,972
Other operation expenses	35,269	38,043	69,191	75,608
Maintenance	5,924	5,761	11,655	11,069
Depreciation and amortization	11,258	10,175	22,223	20,264
Taxes, other than income taxes	21,751	20,093	36,557	34,760
Total Utility Operating Expenses	312,350	254,293	522,108	468,673
Other	1,104	51	1,228	132
Total Operating Expenses	313,454	254,344	523,336	468,805
Operating Income	50,691	44,553	92,743	82,075
Other Income and (Income Deductions) – Net	988	1,378	2,076	3,317
Interest Charges:
Interest on long-term debt	5,483	5,740	10,884	11,479
Other interest charges	515	596	1,039	1,215
Total Interest Charges	5,998	6,336	11,923	12,694
Income Before Income Taxes	45,681	39,595	82,896	72,698
Income Tax Expense	15,906	13,670	27,379	25,076
Net Income	$29,775	$25,925	$55,517	$47,622
See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Net Income	$29,775	$25,925	$55,517	$47,622
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging gain arising during the period	147	83	203	133
Reclassification adjustment for (gains) losses included in net income	(38)	11	(85)	(3)
Net unrealized gains on cash flow hedging derivative instruments	109	94	118	130
Defined benefit pension and other postretirement plans:
Net actuarial loss arising during the period	—	(2,366)	—	(2,366)
Amortization of actuarial loss included in net periodic
pension and postretirement benefit cost	90	3,482	181	3,573
Net defined benefit pension and other postretirement plans	90	1,116	181	1,207
Other Comprehensive Income, Before Tax	199	1,210	299	1,337
Income Tax Expense Related to Items of Other
Comprehensive Income	76	467	124	516
Other Comprehensive Income, Net of Tax	123	743	175	821
Comprehensive Income	$29,898	$26,668	$55,692	$48,443
See Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	Mar. 31,	Sept. 30,	Mar. 31,
(Thousands)	2013	2012	2012
ASSETS
Utility Plant	$1,538,890	$1,497,419	$1,425,922
Less: Accumulated depreciation and amortization	478,971	478,120	468,209
Net Utility Plant	1,059,919	1,019,299	957,713
Other Property and Investments	48,134	46,358	51,021
Current Assets:
Cash and cash equivalents	45,199	2,402	1,448
Accounts receivable:
Utility	148,624	64,027	100,015
Non-utility	628	1,244	1,961
Associated companies	3,917	4,315	335
Other	7,470	17,288	16,630
Allowance for doubtful accounts	(8,729)	(7,601)	(8,655)
Delayed customer billings	19,663	—	13,464
Inventories:
Natural gas stored underground at LIFO cost	29,899	89,852	55,461
Propane gas at FIFO cost	8,962	8,963	8,964
Materials and supplies at average cost	4,259	3,418	3,976
Derivative instrument assets	3,305	—	—
Unamortized purchased gas adjustments	11,039	40,674	11,241
Deferred income taxes	2,309	—	—
Prepayments and other	6,982	9,011	6,579
Total Current Assets	283,527	233,593	211,419
Deferred Charges:
Regulatory assets	424,707	456,047	457,749
Other	5,832	4,855	5,320
Total Deferred Charges	430,539	460,902	463,069
Total Assets	$1,822,119	$1,760,152	$1,683,222

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	Mar. 31,	Sept. 30,	Mar. 31,
(Thousands)	2013	2012	2012
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (12,847, 12,804, and 11,746 shares issued, respectively)	$260,618	$257,415	$214,661
Retained earnings	272,341	236,014	252,430
Accumulated other comprehensive loss	(1,926)	(2,101)	(1,652)
Total Common Stock Equity	531,033	491,328	465,439
Long-term debt (less current portion)	439,434	339,416	339,386
Total Capitalization	970,467	830,744	804,825
Current Liabilities:
Notes payable	—	40,100	—
Notes payable – associated companies	—	37,125	107,540
Accounts payable	52,015	38,391	39,939
Accounts payable – associated companies	5,754	2,576	2,672
Advance customer billings	—	25,146	—
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	16,175	13,908	13,873
Dividends payable	9,631	9,354	9,328
Customer deposits	7,706	8,565	9,459
Interest accrued	5,948	8,590	8,789
Taxes accrued	46,419	13,822	28,859
Deferred income taxes	—	10,146	4,848
Other	5,987	10,068	12,505
Total Current Liabilities	149,635	242,791	262,812
Deferred Credits and Other Liabilities:
Deferred income taxes	348,170	355,458	335,138
Unamortized investment tax credits	3,006	3,113	3,219
Pension and postretirement benefit costs	191,778	196,558	163,940
Asset retirement obligations	41,266	40,126	28,304
Regulatory liabilities	83,026	56,319	53,267
Other	34,771	35,043	31,717
Total Deferred Credits and Other Liabilities	702,017	686,617	615,585
Commitments and Contingencies (Note 8)
Total Capitalization and Liabilities	$1,822,119	$1,760,152	$1,683,222
See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(Thousands)	2013	2012
Operating Activities:
Net Income	$55,517	$47,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,234	20,287
Deferred income taxes and investment tax credits	(10,687)	5,808
Other – net	80	(1,480)
Changes in assets and liabilities:
Accounts receivable – net	(72,638)	(40,457)
Unamortized purchased gas adjustments	29,635	14,478
Deferred purchased gas costs	43,827	(30,160)
Accounts payable	21,454	(7,784)
Delayed customer billings - net	(44,809)	(28,694)
Taxes accrued	32,358	18,323
Natural gas stored underground	59,953	59,709
Other assets and liabilities	(9,949)	(7,153)
Net cash provided by operating activities	126,975	50,499
Investing Activities:
Capital expenditures	(62,615)	(40,517)
Other investments	(943)	(1,294)
Net cash used in investing activities	(63,558)	(41,811)
Financing Activities:
Issuance of first mortgage bonds	100,000	—
Maturity of first mortgage bonds	(25,000)	—
Repayment of short-term debt — net	(40,100)	(46,000)
Borrowings from Laclede Group	80,245	170,468
Repayment of borrowings from Laclede Group	(117,370)	(115,808)
Changes in book overdrafts	(1,262)	357
Dividends paid	(18,917)	(18,409)
Issuance of common stock to Laclede Group	1,687	1,093
Excess tax benefits from stock-based compensation	550	163
Other	(453)	(27)
Net cash used in financing activities	(20,620)	(8,163)
Net Increase in Cash and Cash Equivalents	42,797	525
Cash and Cash Equivalents at Beginning of Period	2,402	923
Cash and Cash Equivalents at End of Period	$45,199	$1,448
Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$14,404	$12,621
Income taxes	471	(3,759)
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
BASIS OF PRESENTATION - In compliance with generally accepted accounting principles (GAAP), transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas’ Balance Sheets have not been eliminated from the Laclede Gas financial statements. Transactions with associated companies include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas. For the six months ended March 31, 2013, sales of natural gas from Laclede Gas to LER were $10.4 million, but were negligible for the same period last year. Sales of natural gas from LER to Laclede Gas during the six months ended March 31, 2013 and 2012 were $15.0 million and $8.5 million, respectively. Propane transportation services provided by Laclede Pipeline Company to Laclede Gas during both the six months ended March 31, 2013 and 2012 totaled $0.5 million.
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $37.1 million and $107.5 million at September 30, 2012 and March 31, 2012, respectively. The interest rate on these borrowings was 0.2% at September 30, 2012 and 0.3% at March 31, 2012. There was no outstanding balance at March 31, 2013. Advances under this note are due and payable on demand.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its utility operating revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at March 31, 2013 and 2012, for the Utility, were $33.3 million and $13.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2012 was $11.6 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues for the quarters ended March 31, 2013 and 2012 were $17.2 million and $15.5 million, respectively. Amounts recorded in Utility Operating Revenues for the six months ended March 31, 2013 and 2012 were $27.5 million and $25.7 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
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

The amounts of compensation cost allocated to the Utility for share-based compensation arrangements for the quarters and six months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Total equity compensation cost	$974	$582	$1,506	$1,149
Compensation cost capitalized	(356)	(221)	(539)	(359)
Compensation cost recognized in net income	618	361	967	790
Income tax benefit recognized in net income	(235)	(140)	(370)	(305)
Compensation cost recognized in net income,
net of income tax	$383	$221	$597	$485

As of March 31, 2013, there was $6.0 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.2 years.
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
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” by requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to provide information on significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Utility will present the new disclosures prospectively beginning in the first quarter of fiscal year 2014.

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
Pension costs for the quarters ended March 31, 2013 and 2012 were $4.2 million and $7.6 million, respectively, including amounts charged to construction. Pension costs for the six months ended March 31, 2013 and 2012 were $8.4 million and $11.8 million, respectively, including amounts charged to construction.

The net periodic pension costs include the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2013	2012	2013	2012
Service cost – benefits earned during the period	$2,311	$2,301	$4,622	$4,613
Interest cost on projected benefit obligation	4,066	4,840	8,132	9,711
Expected return on plan assets	(4,741)	(4,899)	(9,482)	(9,798)
Amortization of prior service cost	136	148	272	296
Amortization of actuarial loss	2,839	2,259	5,678	4,536
Loss on lump-sum settlement	—	3,407	—	3,407
Sub-total	4,611	8,056	9,222	12,765
Regulatory adjustment	(433)	(484)	(867)	(967)
Net pension cost	$4,178	$7,572	$8,355	$11,798

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. There were no lump-sum payments recognized as settlements during the six months ended March 31, 2013. Lump-sum payments recognized as settlements were $6.4 million during the six months ended March 31, 2012.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2013 contributions to the pension plans through March 31, 2013 were $8.9 million to the qualified trusts and approximately $0.3 million to the non-qualified plans. Contributions to the pension plans for the remaining six months of fiscal 2013 are anticipated to be at least $14.5 million to the qualified trusts and $0.8 million to the non-qualified plans.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended March 31, 2013 and 2012 were $2.4 million, including amounts charged to construction. Postretirement benefit costs for both the six months ended March 31, 2013 and 2012 were $4.8 million, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2013	2012	2013	2012
Service cost-benefits earned during the period	$2,534	$2,015	$5,067	$4,030
Interest cost on accumulated postretirement benefit obligation	1,279	1,380	2,558	2,760
Expected return on plan assets	(1,081)	(991)	(2,162)	(1,982)
Amortization of transition obligation	23	34	46	68
Amortization of prior service cost (credit)	1	(518)	2	(1,036)
Amortization of actuarial loss	1,325	1,065	2,650	2,130
Sub-total	4,081	2,985	8,161	5,970
Regulatory adjustment	(1,699)	(604)	(3,398)	(1,208)
Net postretirement benefit cost	$2,382	$2,381	$4,763	$4,762

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2013 contributions to the postretirement plans through March 31, 2013 were $4.1 million to the qualified trusts and approximately $0.4 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining six months of fiscal year 2013 are anticipated to be $12.2 million to the qualified trusts and $0.4 million paid directly to participants from Laclede Gas’ funds.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013
Cash and cash equivalents	$45,199	$45,199	$45,175	$24	$—
Short-term debt	—	—	—	—	—
Long-term debt, including current portion	439,434	514,129	—	514,129	—
As of September 30, 2012
Cash and cash equivalents	$2,402	$2,402	$2,378	$24	$—
Short-term debt	77,225	77,225	—	77,225	—
Long-term debt, including current portion	364,416	452,768	—	452,768	—
As of March 31, 2012
Cash and cash equivalents	$1,448	$1,448	$1,432	$16	$—
Short-term debt	107,540	107,540	—	107,540	—
Long-term debt, including current portion	364,386	432,098	—	432,098	—

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2013
Assets
U. S. Stock/Bond Mutual Funds	$13,922	$—	$—	$—	$13,922
NYMEX natural gas contracts	10,862	—	—	(7,687)	3,175
NYMEX gasoline and heating oil contracts	322	—	—	(192)	130
Total	$25,106	$—	$—	$(7,879)	$17,227
Liabilities
NYMEX natural gas contracts	$339	$—	$—	$(339)	$—

As of September 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,187	$—	$—	$—	$13,187
NYMEX natural gas contracts	7,338	—	—	(7,338)	—
NYMEX gasoline and heating oil contracts	344	—	—	(344)	—
Total	$20,869	$—	$—	$(7,682)	$13,187
Liabilities
NYMEX natural gas contracts	$9,563	$—	$—	$(9,563)	$—

As of March 31, 2012
Assets
U. S. Stock/Bond Mutual Funds	$17,907	$—	$—	$—	$17,907
NYMEX natural gas contracts	709	—	—	(709)	—
NYMEX gasoline and heating oil contracts	81	—	—	(81)	—
Total	$18,697	$—	$—	$(790)	$17,907
Liabilities
NYMEX natural gas contracts	$36,437	$—	$—	$(36,437)	$—

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At March 31, 2013, Laclede Gas held 0.5 million gallons of gasoline futures contracts at an average price of $2.30 per gallon. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at March 31, 2013 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2013	7.58	$3.40
Fiscal 2014	4.87	3.97

At March 31, 2013, Laclede Gas also had 14.2 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at March 31, 2013, it is expected that approximately $0.3 million pre-tax gains will be reclassified into the Statements of Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	March 31,		March 31,
(Thousands)	Recorded in Income	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
NYMEX gasoline and heating oil contracts:
Effective portion of gain recognized in OCI on derivatives		$147	$83	$203	$133
Effective portion of gain (loss) reclassified from AOCI to income	Utility – Other Operation Expenses	38	(11)	85	3
Ineffective portion of (loss) gain on derivatives recognized in income	Utility – Other Operation Expenses	(31)	28	(132)	34
Derivatives Not Designated as Hedging Instruments *
NYMEX gasoline and heating oil contracts:
Gain recognized in income on derivative	Other Income and (Income Deductions) – Net	$13	$12	$46	$13

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

Fair Value of Derivative Instruments in the Balance Sheet at March 31, 2013
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	$312		Derivative Instrument Assets	$—
Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Derivative Instrument Assets	10,862		Derivative Instrument Assets	339
NYMEX gasoline and heating oil contracts	Derivative Instrument Assets	10		Derivative Instrument Assets	—
Sub-total		10,872			339
Total derivatives		$11,184			$339

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	$334		Accounts Receivable - Other	$—
Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Accounts Receivable - Other	7,338		Accounts Receivable - Other	9,563
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	10		Accounts Receivable - Other	—
Sub-total		7,348			9,563
Total derivatives		$7,682			$9,563

Fair Value of Derivative Instruments in the Balance Sheet at March 31, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	$72		Accounts Receivable - Other	$—
Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Accounts Receivable - Other	709		Accounts Receivable - Other	36,437
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	9		Accounts Receivable - Other	—
Sub-total		718			36,437
Total derivatives		$790			$36,437
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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

(Thousands)	Mar. 31, 2013	Sept. 30, 2012	Mar. 31, 2012

Fair value of asset derivatives presented above	$11,184	$7,682	$790
Fair value of cash margin receivables offset with derivatives	—	1,964	35,647
Netting of assets and liabilities with the same counterparty	(7,879)	(9,646)	(36,437)
Derivative instrument assets, per Balance Sheets	$3,305	$—	$—

Fair value of liability derivatives presented above	$339	$9,563	$36,437
Fair value of cash margin payables offset with derivatives	7,540	83	—
Netting of assets and liabilities with the same counterparty	(7,879)	(9,646)	(36,437)
Derivative instrument liabilities, per Balance Sheets	$—	$—	$—

Additionally, at September 30, 2012 and March 31, 2012, the Utility had $8.0 million and $8.2 million respectively in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable - Other. There was no such amount at March 31, 2013.

6.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended March 31,		Six Months Ended March 31,
(Thousands)	2013	2012	2013	2012
Interest income	$240	$304	$631	$641
Net investment gain	832	1,173	771	2,214
Other income	5	11	73	11
Other income deductions	(89)	(110)	601	451
Other Income and (Income Deductions) – Net	$988	$1,378	$2,076	$3,317

7.	INFORMATION BY OPERATING SEGMENT

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
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings also excludes the after-tax impact of costs related to unique acquisition, divestiture, and restructuring activities.

(Thousands)	Gas Utility	Other	Adjustments & Eliminations	Total
Three Months Ended
March 31, 2013
Operating revenues	$363,912	$233	$—	$364,145
Net Economic Earnings	30,197	207	—	30,404
Total assets	1,821,372	747	—	1,822,119
Six Months Ended
March 31, 2013
Operating revenues	$614,703	$1,376	$—	$616,079
Net Economic Earnings	55,538	667	—	56,205
Total assets	1,821,372	747	—	1,822,119
Three Months Ended
March 31, 2012
Operating revenues	$298,623	$274	$—	$298,897
Net Economic Earnings	25,772	136	—	25,908
Total assets	1,680,948	2,274	—	1,683,222
Six Months Ended
March 31, 2012
Operating revenues	$549,525	$1,355	$—	$550,880
Net Economic Earnings	46,851	751	—	47,602
Total assets	1,680,948	2,274	—	1,683,222

Reconciliation of Net Economic Earnings to Net Income
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Thousands)	2013	2012	2013	2012
Total Net Economic Earnings above	$30,404	$25,908	$56,205	$47,602
Add: Unrealized (loss) gain on energy-related derivative contracts, net of tax	(32)	17	(91)	20
Add: Acquisition, divestiture, and restructuring costs, net of tax	(597)	—	(597)	—
Net Income	$29,775	$25,925	$55,517	$47,622

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas has entered into various contracts, expiring on dates through fiscal year 2018, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2013 are estimated at approximately $195 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2012, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At March 31, 2013, the Utility was contractually committed to costs of approximately $1.5 million related to this project, with additional expenditures to be incurred throughout the project’s life.
Refer to Note 9, Acquisition Agreement, for information about Laclede Gas' commitments associated with the pending acquisition of substantially all of the assets and liabilities of Missouri Gas Energy (MGE).

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
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, the Utility stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties that are willing to contribute to such efforts in a meaningful and equitable fashion. Further correspondence from the Missouri Attorney General dated April 12, 2012, and November 28, 2012, encouraged Laclede Gas and other present and former owners of the site to move forward with further site investigation for possible remediation via enrollment in the Missouri Department of Natural Resources Brownfields/Voluntary Cleanup Program (BVCP) in lieu of being subjected to enforcement action by the United States Environmental Protection Agency, Region VII. Accordingly, Laclede Gas and the other former and current owners of the site each have entered into, or are in the process of entering into, Provisional Cost Sharing and Environmental Response Agreements enabling Laclede Gas to enroll the property in the BVCP and to fund and conduct additional investigation of the property. Laclede Gas enrolled the site in the BVCP as of April 1, 2013.
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
The MoPSC Staff previously proposed disallowances related to Laclede Gas' recovery of its purchased gas costs totaling $6.0 million pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC Staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments. Management, after discussion with counsel, continues to believe that the final outcome of these matters will not have a material effect on the Utility's financial position, results of operations, or cash flows. Laclede Gas is currently in discussions with the MoPSC Staff and other parties to resolve these matters.
In connection with its review of these affiliate transactions, Laclede Gas objected, on the grounds of relevance, to MoPSC Staff data requests seeking to obtain from LER certain of LER's proprietary documents unrelated to Laclede Gas' purchases from LER. On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. These Orders were later reversed by the Cole County Circuit Court, but ultimately upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals relating to the information-related requirements of the 2001 Order. As a result, additional LER documentation may need to be shared with the MoPSC staff. In addition, certain related complaints filed by the MoPSC Staff on October 6, 2010 and a counterclaim by Laclede Gas against Staff are still pending before the Commission. Management, after discussion with counsel, continues to believe that the final outcome of these matters will not have a material effect on the Utility's financial position, results of operations, or cash flows. Laclede Gas is currently in discussions with the MoPSC Staff and other parties to resolve these matters.
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
As discussed in Note 5, Derivative Instruments and Hedging Activities, Laclede Gas enters into NYMEX exchange-traded derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas to a new brokerage firm. On January 31, 2013, the bankruptcy trustee received approval from the court to make certain additional distributions to customers. As a result of this action, Laclede Gas received partial distributions totaling $0.7 million in April 2013. As of April 29, 2013, the Utility had $0.9 million on deposit with MF Global that remains unavailable to the Utility pending final resolution by the bankruptcy trustee. Regarding the funds that continue to remain outstanding after this partial distribution, management is currently unable to predict when, or to what extent, these funds will be returned. Management does not believe that the Utility's exposure is material.
Laclede Gas is involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the financial position, results of operations, or cash flows of the Utility.

9.	ACQUISITION AGREEMENT

On January 11, 2013, Laclede Gas, Laclede Group, and Southern Union Company (SUG), an affiliate of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. , entered into an assignment and assumption agreement pursuant to which Laclede Gas assumed all duties and obligations under a purchase and sale agreement entered into by a wholly owned subsidiary of Laclede Group on December 14, 2012 to acquire from SUG substantially all of the assets and liabilities of MGE for $975 million in cash, subject to customary closing adjustments (the Transaction). MGE is engaged in the distribution of natural gas on a regulated basis in western Missouri. Additionally, pursuant to the assignment and assumption agreement, Laclede Gas assumed responsibility for an employee agreement with SUG that provides for the terms and conditions of its employment of persons currently employed by MGE.

On January 14, 2013, the Company filed an application with the MoPSC for approval to acquire the assets of MGE from SUG, and the Utility continues to work with the MoPSC staff to respond to their requests for additional information supporting the Utility's pending application. The Transaction is targeted to close before the end of fiscal year 2013, subject to customary closing conditions, including regulatory approvals from the MoPSC. On January 22, 2013, the Federal Trade Commission notified the Utility of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. No shareholder approval is required to complete the Transaction, and each of the entities has received all necessary approvals from their boards of directors.
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
The Transaction is supported by existing company cash and Laclede Group's fully committed $1.020 billion bridge facility with Wells Fargo Bank, National Association. The bridge facility was syndicated to a group of nine financial institutions in January 2013. The Utility anticipates permanent financing to be a combination of long-term debt and equity.
As a result of the MGE acquisition being assigned to the Utility, beginning in the second quarter of fiscal year 2013, Laclede Gas incurred or was allocated applicable acquisition-related expenses associated with the Transaction. The Utility continues to incur costs associated with the evaluation, approval, and financing of the Transaction. During the quarter ended March 31, 2013, Laclede Gas recorded $0.6 million, net of tax, of third-party expenses associated with the Transaction.

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of the purchase of substantially all of the assets and liabilities of Missouri Gas Energy (MGE) from Southern Union Company (SUG) (the Transaction) and the other factors discussed in "Risks Related To The Utility's Acquisition Agreement With Southern Union Company" under Part II. Item 1A on page 35 of this Report. Refer to Acquisition Agreement on page 24 for additional information relative to the Transaction.

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

ACQUISITION AGREEMENT

On January 11, 2013, Laclede Gas, Laclede Group, and SUG entered into an assignment and assumption agreement pursuant to which Laclede Gas assumed all duties and obligations under a purchase and sale agreement entered into by a Laclede Group subsidiary on December 14, 2012 to acquire from SUG substantially all of the assets and liabilities of MGE. The acquisition is targeted to be completed before the end of fiscal year 2013. The strategic rationale for Laclede Gas is described below:

•	The transaction will allow Laclede Gas to be able to support growth initiatives in new markets with new customers. In addition, the Utility expects to have better access to the capital markets.

•	Laclede Gas will serve Missouri's two largest metropolitan areas in a state where it already has a working relationship with regulators.

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

The purchase and sale agreement contains certain termination rights for both Laclede Gas (as assigned) and SUG, and further provide for the payment of fees and expenses upon termination under specified circumstances. For additional information relating to the Transaction, see Note 9, Acquisition Agreement, of the Notes to Financial Statements. Also refer to Utility's Form 8-K filed on January 14, 2013 and Exhibit 2.1 of the Utility's Form 10-Q for the quarter ended December 31, 2012.

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

EARNINGS

Quarter Ended March 31, 2013

Laclede Gas’ net income totaled $29.8 million for the quarter ended March 31, 2013, an increase of $3.9 million compared with the quarter ended March 31, 2012. The increase was primarily due to the following factors, quantified on a pre-tax basis:

•	increased sales margins reflecting colder weather this year totaling $4.4 million;

•	decreases in employee benefit expenses totaling $2.8 million; and

•	higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $1.1 million.

These benefits were partially offset by:

•	higher depreciation and amortization expenses totaling $1.1 million; and

•	acquisition costs, totaling $1.0 million, associated with Utility's pending transaction to acquire MGE.

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

Utility Operating Revenues for the quarter ended March 31, 2013 were $363.9 million, or $65.3 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended March 31, 2013, were 45.7% colder than the same quarter last year and 3.5% colder than normal. Last year's temperatures were the warmest on record. Total system therms sold and transported were 413.0 million for the quarter ended March 31, 2013, compared with 305.2 million for the same period last year. Total off-system therms sold and transported were 128.9 million for the quarter ended March 31, 2013, compared with 130.0 million for the same period last year. The increase in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$60.2
Higher prices charged for off-system sales	13.7
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(9.4)
Higher ISRS revenues	1.1
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(0.3)
Total Variation	$65.3

Utility Operating Expenses

Utility Operating Expenses for the quarter ended March 31, 2013 increased $58.1 million from the same quarter last year. Natural and propane gas expense increased $57.9 million, or 32.1%, from last year’s level, primarily attributable to increased system volumes purchased for sendout and higher off-system gas expenses, partially offset by lower rates charged by suppliers. Other operation and maintenance expenses decreased $2.6 million, or 6.0%, primarily due to lower employee benefit expenses, a lower provision for uncollectible accounts, a higher rate of overheads capitalized, and reduced customer accounts expenses, partially offset by increased charges for outside services. Depreciation and amortization expense increased $1.1 million primarily due to additional depreciable property. Taxes, other than income taxes, increased $1.7 million, or 8.3%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Other Operating Expenses

Other Operating Expenses for the quarter ended March 31, 2013 increased $1.1 million compared to the same quarter last year. The increase was primarily due to acquisition-related costs associated with Utility's pending transaction to acquire MGE. Additional acquisition expenses are expected to be incurred prior to the closing of the transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased by $0.4 million primarily due to lower net investment gains.

Interest Charges

Interest charges during the quarter ended March 31, 2013 decreased $0.3 million from the same period last year primarily due to lower interest on long-term debt, reflecting the net effect of the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds and the March 2013 issuance of $55 million of 3.0% first mortgage bonds and $45 million of 3.4% first mortgage bonds. Average short-term interest rates were 0.3% for both the quarters ended March 31, 2013 and 2012. Average short-term borrowings were $50.9 million for the quarter ended March 31, 2013, compared with $153.2 million for the quarter ended March 31, 2012.

Income Taxes

The $2.2 million increase in income taxes was primarily due to higher pre-tax income.

Six Months Ended March 31, 2013

Laclede Gas' net income for the six months ended March 31, 2013 was $55.5 million, compared with net income of $47.6 million for the six months ended March 31, 2012. The $7.9 million increase in net income was primarily attributable to the following factors, quantified on a pre-tax basis:

•	increased sales margins reflecting colder weather this year totaling $5.4 million;

•	decreases in employee benefit expenses totaling $3.0 million;

•	a lower provision for uncollectible accounts totaling $2.9 million; and

•	higher ISRS revenues totaling $2.4 million.

These benefits were partially offset by:

•	higher depreciation and amortization expenses totaling $2.0 million; and

•	acquisition costs, totaling $1.0 million, associated with Utility's pending transaction to acquire MGE.

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

Utility Operating Revenues for the six months ended March 31, 2013 were $614.7 million, or $65.2 million more than the same period last year. Temperatures experienced in the Utility’s service area during the six months ended March 31, 2013, were 32.6% colder than the same period last year, but 1.6% warmer than normal. Last year's temperatures were the warmest on record. Total system therms sold and transported were 674.1 million for the six months ended March 31, 2013, compared with 543.7 million for the same period last year. Total off-system therms sold and transported were 211.2 million for the six months ended March 31, 2013, compared with 228.2 million for the same period last year. The increase in Utility Operating Revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$74.3
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(21.0)
Higher prices charged for off-system sales	14.5
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(5.0)
Higher ISRS revenues	2.4
Total Variation	$65.2

Utility Operating Expenses

Utility Operating Expenses for the six months ended March 31, 2013 increased $53.4 million from the same period last year. Natural and propane gas expense increased $55.5 million, or 17.0%, from last year’s level, primarily attributable to increased system volumes purchased for sendout and higher off-system gas expense, partially offset by lower rates charged by our suppliers. Other operation and maintenance expense decreased $5.8 million, or 6.7%, primarily due to lower employee benefit expenses, a lower provision for uncollectible accounts, a higher rate of overheads capitalized, and reduced customer accounts expenses, partially offset by increased charges for outside services. Depreciation and amortization expense increased $2.0 million primarily due to additional depreciable property. Taxes, other than income taxes, increased $1.8 million, or 5.2%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Other Operating Expenses

Other Operating Expenses for the six months ended March 31, 2013 increased $1.1 million compared to the same period last year. The increase was primarily due to acquisition-related costs associated with Utility's pending transaction to acquire MGE. Additional acquisition expenses are expected to be incurred prior to the closing of the transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased by $1.2 million primarily due to lower net investment gains.

Interest Charges

Interest charges during the six months ended March 31, 2013 decreased $0.8 million from the same period last year primarily due to lower interest on long-term debt reflecting the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds, partially offset by the March 2013 issuance of $55 million of 3.0% first mortgage bonds and $45 million of 3.4% first mortgage bonds. Average short-term interest rates were 0.3% for both the six months ended March 31, 2013 and 2012. Average short-term borrowings were $108.2 million for the six months ended March 31, 2013, compared with $148.2 million for the six months ended March 31, 2012.

Income Taxes

The $2.3 million increase in income taxes was primarily due to higher pre-tax income, partially offset by various property-related deductions.

REGULATORY AND OTHER MATTERS

The MoPSC Staff previously proposed disallowances related to Laclede Gas' recovery of its purchased gas costs totaling $6.0 million pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC Staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Utility's financial position, results of operations, or cash flows. Laclede Gas is currently in discussions with the MoPSC Staff and other parties to resolve these matters.

In connection with its review of these affiliate transactions, Laclede Gas objected, on the grounds of relevance, to MoPSC Staff data requests seeking to obtain from LER certain of LER's proprietary documents unrelated to Laclede Gas' purchases from LER. On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. These Orders were later reversed by the Cole County Circuit Court, but ultimately upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals relating to the information-related requirements of the 2001 Order. As a result, additional LER documentation may need to be shared with the MoPSC staff. In addition, certain related complaints filed by the MoPSC Staff on October 6, 2010 and a counterclaim by Laclede Gas against Staff are still pending before the Commission. Laclede Gas is currently in discussions with the MoPSC Staff and other parties to resolve these matters. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Utility's financial position, results of operations, or cash flows. Laclede Gas is currently in discussions with the MoPSC Staff and other parties to resolve these matters.

On December 21, 2012, Laclede Gas filed tariff sheets in a new general rate case proceeding that are designed to increase the Utility's total revenues by $43.6 million, net of current annualized ISRS revenues. On December 27, 2012, the MoPSC suspended implementation of the Utility's proposed rates and set the case for hearing in August 2013.

On January 14, 2013, the Utility filed an application with the MoPSC for approval to acquire the assets of MGE from SUG as reported in the Acquisition Agreement section on page 24.

Also on January 14, 2013, the Utility made an ISRS filing with the Commission and an increase of $4.8 million was approved by the MoPSC effective March 15, 2013.

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

There were no significant changes to these critical accounting policies during the six months ended March 31, 2013.

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

Net cash provided by operating activities was $127.0 million for the six months ended March 31, 2013, compared with $50.5 million for the six months ended March 31, 2012. The variation is primarily associated with the timing of collections of gas cost under the Utility’s PGA Clause, primarily due to reduced cash payments for margin deposits associated with the Utility's use of natural gas derivative instruments. The variation also reflects decreased cash payments for the funding of pension plans. These benefits are partially offset by changes in delayed and advance customer billings.

Net cash used in investing activities for the six months ended March 31, 2013 was $63.6 million, compared with $41.8 million for the six months ended March 31, 2012. The variation primarily reflects additional capital expenditures this year for distribution plant and information technology investments.

Net cash used in financing activities was $20.6 million for the six months ended March 31, 2013, compared with $8.2 million for the six months ended March 31, 2012. The variation primarily reflects the effect of increased repayments of short-term borrowings and the maturity of long-term debt this year, partially offset by the issuance of additional long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Gas Company had temporary cash investments totaling $35.5 million at March 31, 2013, earning an average interest rate of 0.1%. These investments, which are presented in the Cash and cash equivalents line of the Balance Sheets, were invested in money market funds. The money market funds are accessible by the Utility on demand. The balance of short-term investments ranged between zero and $35.5 million during the six months ended March 31, 2013.

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At March 31, 2013, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As a result of certain amendments made on January 16, 2013, this maximum percentage will temporarily increase to 72.5% if the MGE acquisition is consummated. Such temporary increase would be effective from the date of the consummation through September 30, 2014. As defined in the line of credit, total debt was 45% of total capitalization on March 31, 2013.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the six months ended March 31, 2013, but there were no such borrowings outstanding as of March 31, 2013. Information about the Utility’s short-term borrowings during the six months ended March 31, 2013 and as of March 31, 2013, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings
Six Months Ended March 31, 2013
Weighted average borrowings outstanding	$61.0 million	$47.2 million	$108.2 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0.0 – $99.4 million	$0.0 - $74.6 million	$0.0 - $174.0 million
As of March 31, 2013
Borrowings outstanding at end of period	none	none	none
Weighted average interest rate	N/A	N/A	N/A

Based on average short-term borrowings for the six months ended March 31, 2013, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $1.1 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

Long-term Debt and Equity

On March 15, 2013, Laclede Gas issued $100 million of first mortgage bonds in a private placement that had been committed to in August 2012. Of this $100 million, $55 million were issued at 3.00% for a 10-year term, maturing in March 2023, and $45 million were issued at 3.40% for a 15-year term, maturing in March 2028. The proceeds were used for the repayment of short-term debt and general corporate purposes.

Laclede Gas has on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, which expires May 28, 2013. The entire amount of this shelf registration remains available to Laclede Gas at this time.

The Utility has MoPSC authority to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518 million. This authorization was originally effective through June 30, 2013. In August 2012, Laclede Gas filed a request with the MoPSC to extend this authority for an additional two years, to June 30, 2015. This extension became effective on November 23, 2012. During the six months ended March 31, 2013, pursuant to this authority, the Utility sold 43 shares of its common stock to Laclede Group for $1.7 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of April 26, 2013, $371.4 million remains available under this authorization. As part of its MoPSC application for approval of the acquisition of MGE, Laclede Gas requested authority to issue debt and equity securities of up to $975 million. This request is pending approval by the Commission. The amount, timing, and type of additional financing to be issued, including in connection with the MGE acquisition as described below, will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

On October 15, 2012, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. At March 31, 2013, Laclede Gas had fixed-rate long-term debt totaling $440 million. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $440 million in long-term debt, $25 million have no call option, $335 million have make-whole call options, and $80 million are callable at par on or after October 15, 2013. None of the debt has any put options.

As discussed previously, in January 2013, Laclede Group assigned its agreement to acquire the assets of Missouri Gas Energy for $975 million to Laclede Gas. In December 2012, Laclede Group had entered into a fully committed bridge facility for $1.020 billion with Wells Fargo Bank, National Association in order to fund the acquisition. The bridge facility, on which Laclede Group remains the borrower, was syndicated by Wells Fargo Securities, LLC, to a group of nine banks, effective on January 16, 2013. Permanent financing for the acquisition is anticipated to be a combination of long-term debt of Laclede Gas and/or Laclede Group and Laclede Group equity securities. Laclede Group has entered into interest rate hedges for approximately 69% of the expected debt issuance to protect against the impacts of adverse movements in rates. Additional interest rate hedging may be done by either Laclede Gas or Laclede Group prior to completing the debt financing.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $62.6 million for the six months ended March 31, 2013, compared with $40.5 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications.

Capitalization at March 31, 2013 consisted of 54.7% common stock equity and 45.3% long-term debt.

It is management’s view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include the pending acquisition of MGE, capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at March 31, 2013 and at September 30, 2012, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Delayed and Advance customer billings. The Balance Sheet at March 31, 2012 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of March 31, 2013, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2013	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Fiscal Years 2018 and thereafter
Principal Payments on Long-Term Debt	$440.0	$—	$—	$—	$440.0
Interest Payments on Long-Term Debt	466.1	12.3	49.0	49.0	355.8
Capital Leases (a)	0.2	0.1	0.1	—	—
Operating Leases (a)	9.0	2.3	6.0	0.7	—
Purchase Obligations – Natural Gas (b)	194.8	103.7	76.8	13.7	0.6
Purchase Obligations – Other (c)	80.1	19.2	22.0	18.3	20.6
Total (d) (e)	$1,190.2	$137.6	$153.9	$81.7	$817.0

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using March 31, 2013 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $6.9 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. Laclede Gas expects to make contributions to its qualified, trusteed pension plans totaling $14.5 million during the remaining six months of fiscal year 2013. Laclede Gas anticipates a $0.8 million contribution relative to its non-qualified pension plans during the remaining six months of fiscal year 2013. With regard to the postretirement benefits, the Utility anticipates it will contribute $12.2 million to the qualified trusts and $0.4 million directly to participants from Laclede Gas’ funds during the remaining six months of fiscal year 2013. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

(e)
The table above does not include the Utility's potential payment of a "reverse break up" fee of $73.1 million that would be due in the event that SUG terminates the MGE acquisition agreement as a result of the failure of Laclede Gas to obtain financing. See Note 9, Acquisition Agreement, of the Notes to Financial Statements for further details. Also, the table does not include any anticipated additional long-term debt to finance the acquisition.

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

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the six months ended March 31, 2013, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $1.1 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At March 31, 2013, Laclede Gas had fixed-rate long-term debt totaling $440 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as management has not yet completed all of its testing of the operating effectiveness of all controls related to a significant system implementation that occurred earlier in the year, it will continue to evaluate the operating effectiveness of key controls during subsequent periods.

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

On December 14, 2012, Laclede Group, through a newly formed wholly owned subsidiary, Plaza Missouri Acquisition, Inc. (Plaza Missouri), entered into a purchase and sale agreement to acquire from SUG substantially all of the assets and liabilities of MGE. Subsequently, on January 11, 2013, Laclede Group and Plaza Missouri, with the consent of SUG, entered into an agreement with Laclede Gas to assign the acquisition agreement to Laclede Gas. In order to complete the acquisition, the Utility must obtain approvals from the Missouri Public Service Commission. This governmental agency could seek to block or challenge the acquisition or could impose restrictions it deems necessary or desirable in the public interest as a condition to approving the acquisition. There can be no assurance as to the receipt or timing of these approvals. The acquisition agreement requires the Utility to use its reasonable best efforts to obtain these approvals, which may include conditions or restrictions that could have an adverse effect on the anticipated benefits of the acquisition or on the Utility's business, financial condition or results of operations. In addition, if these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the acquisition agreement, then the Utility will not be obligated to complete the transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2013, the Board of Directors of Laclede Gas approved the sale of 22 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.9 million, were used to reduce short-term borrowings. Exemption from registration was claimed under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	April 30, 2013	By:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

4.1	-	Thirty-First Supplemental Indenture dated as of March 15, 2013.
10.1	-
First Amendment to Loan Agreement, dated as of January 16, 2013, among Laclede Gas Company and the several banks parties thereto, including Wells Fargo Bank, National Association as administrative agent, filed as Exhibit 10.2 to Form 8-K filed January 18, 2013.

10.2	-	Assignment and Assumption Agreement dated January 11, 2013, filed as Exhibit 99.1 to Form 8-K filed January 14, 2013.
12	-	Ratio of Earnings to Fixed Charges.

31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	-	CEO and CFO Section 1350 Certifications.
101.INS	-	XBRL Instance Document. (1)

101.SCH	-	XBRL Taxonomy Extension Schema. (1)

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	-	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	-	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Income for the three and six months ended March 31, 2013 and 2012; (iii) unaudited Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2012; (iv) unaudited Balance Sheets at March 31, 2013, September 30, 2012 and March 31, 2012; (v) unaudited Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (vi) Notes to the unaudited Financial Statements.

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