Form 10-Q
period 2013-06-30
LACLEDE GAS CO
filed 2013-07-30
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to __________

Commission File Number 1-1822
LACLEDE GAS COMPANY
(Exact name of registrant as specified in its charter)

Missouri (State of Incorporation)	43-0368139 (I.R.S. Employer Identification number)
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

As of July 26, 2013, there were 12,852 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

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

Item 1. Financial Statements

LACLEDE GAS COMPANY
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Operating Revenues:
Utility	$131,540	$117,634	$746,243	$667,159
Other	217	137	1,594	1,492
Total Operating Revenues	131,757	117,771	747,837	668,651
Operating Expenses:
Utility
Natural and propane gas	52,847	48,662	435,329	375,634
Other operation and maintenance expenses	42,090	38,352	122,936	125,029
Depreciation and amortization	11,519	10,186	33,742	30,450
Taxes, other than income taxes	12,968	10,842	49,525	45,602
Total Utility Operating Expenses	119,424	108,042	641,532	576,715
Other	5,179	21	6,407	153
Total Operating Expenses	124,603	108,063	647,939	576,868
Operating Income	7,154	9,708	99,898	91,783
Other Income and (Income Deductions) – Net	(437)	(121)	1,640	3,196
Interest Charges:
Interest on long-term debt	6,060	5,739	16,944	17,218
Other interest charges	(109)	490	930	1,705
Total Interest Charges	5,951	6,229	17,874	18,923
Income Before Income Taxes	766	3,358	83,664	76,056
Income Tax (Benefit) Expense	(2,999)	(1,272)	24,381	23,804
Net Income	$3,765	$4,630	$59,283	$52,252

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Net Income	$3,765	$4,630	$59,283	$52,252
Other Comprehensive Income (Loss), Before Tax:
Net gains (losses) on cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(125)	69	79	202
Reclassification adjustment for (gains) losses included in net income	(53)	(17)	(138)	(20)
Net unrealized (losses) gains on cash flow hedging derivative instruments	(178)	52	(59)	182
Defined benefit pension and other postretirement plans:
Net actuarial loss arising during the period	—	—	—	(2,366)
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	90	66	271	3,639
Net defined benefit pension and other postretirement plans	90	66	271	1,273
Other Comprehensive (Loss) income, Before Tax	(88)	118	212	1,455
Income Tax (Benefit) Expense Related to Items of Other
Comprehensive Income	(33)	45	91	561
Other Comprehensive (Loss) Income, Net of Tax	(55)	73	121	894
Comprehensive Income	$3,710	$4,703	$59,404	$53,146

See Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2013	2012	2012
ASSETS
Utility Plant	$1,567,296	$1,497,419	$1,455,004
Less: Accumulated depreciation and amortization	484,380	478,120	474,008
Net Utility Plant	1,082,916	1,019,299	980,996
Other Property and Investments	48,614	46,358	50,976
Current Assets:
Cash and cash equivalents	28,818	2,402	1,158
Accounts receivable:
Utility	70,380	64,027	65,762
Non-utility	—	1,244	1,723
Associated companies	3,281	4,315	10,519
Other	10,226	17,288	17,096
Allowance for doubtful accounts	(8,920)	(7,601)	(8,738)
Delayed customer billings	11,319	—	—
Inventories:
Natural gas stored underground at LIFO cost	47,460	89,852	52,426
Propane gas at FIFO cost	8,962	8,963	8,964
Materials and supplies at average cost	4,351	3,418	3,791
Unamortized purchased gas adjustments	6,230	40,674	9,158
Deferred income taxes	2,281	—	—
Prepayments and other	12,375	9,011	10,842
Total Current Assets	196,763	233,593	172,701
Deferred Charges:
Regulatory assets	432,664	456,047	433,376
Other	5,376	4,855	4,073
Total Deferred Charges	438,040	460,902	437,449
Total Assets	$1,766,333	$1,760,152	$1,642,122

LACLEDE GAS COMPANY
BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	Sept. 30,	June 30,
(Thousands)	2013	2012	2012
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and Paid-in capital (12,852, 12,804, and 11,768 shares issued, respectively)	$262,025	$257,415	$216,076
Retained earnings	262,219	236,014	247,720
Accumulated other comprehensive loss	(1,980)	(2,101)	(1,579)
Total Common Stock Equity	522,264	491,328	462,217
Long-term debt (less current portion)	439,444	339,416	339,401
Total Capitalization	961,708	830,744	801,618
Current Liabilities:
Notes payable	—	40,100	—
Notes payable – associated companies	—	37,125	91,756
Accounts payable	40,649	38,391	32,242
Accounts payable – associated companies	2,940	2,576	1,373
Advance customer billings	—	25,146	6,225
Current portion of long-term debt	—	25,000	25,000
Wages and compensation accrued	13,386	13,908	12,653
Dividends payable	13,901	9,354	9,339
Customer deposits	7,828	8,565	9,123
Interest accrued	3,854	8,590	5,405
Taxes accrued	30,567	13,822	21,087
Deferred income taxes	—	10,146	1,662
Other	6,366	10,068	13,453
Total Current Liabilities	119,491	242,791	229,318
Deferred Credits and Other Liabilities:
Deferred income taxes	370,092	355,458	335,176
Unamortized investment tax credits	2,953	3,113	3,166
Pension and postretirement benefit costs	181,691	196,558	158,011
Asset retirement obligations	41,848	40,126	28,713
Regulatory liabilities	58,382	56,319	53,867
Other	30,168	35,043	32,253
Total Deferred Credits and Other Liabilities	685,134	686,617	611,186
Commitments and Contingencies (Note 8)
Total Capitalization and Liabilities	$1,766,333	$1,760,152	$1,642,122

See Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(Thousands)	2013	2012
Operating Activities:
Net Income	$59,283	$52,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,758	30,483
Deferred income taxes and investment tax credits	11,646	21,803
Other – net	766	(847)
Changes in assets and liabilities:
Accounts receivable – net	4,307	(16,533)
Unamortized purchased gas adjustments	34,444	16,561
Deferred purchased gas costs	12,159	(25,429)
Accounts payable	8,979	(13,536)
Delayed customer billings - net	(36,465)	(9,005)
Taxes accrued	16,178	10,552
Natural gas stored underground	42,392	62,744
Other assets and liabilities	(34,158)	(19,991)
Net cash provided by operating activities	153,289	109,054
Investing Activities:
Capital expenditures	(96,006)	(75,048)
Other investments	(1,375)	(1,242)
Net cash used in investing activities	(97,381)	(76,290)
Financing Activities:
Issuance of first mortgage bonds	100,000	—
Maturity of first mortgage bonds	(25,000)	—
Repayment of short-term debt — net	(40,100)	(46,000)
Borrowings from Laclede Group	80,245	196,075
Repayment of borrowings from Laclede Group	(117,370)	(157,198)
Changes in book overdrafts	(1,139)	223
Dividends paid	(28,533)	(27,737)
Issuance of common stock to Laclede Group	1,895	1,965
Excess tax benefits from stock-based compensation	986	186
Other	(476)	(43)
Net cash used in financing activities	(29,492)	(32,529)
Net Increase in Cash and Cash Equivalents	26,416	235
Cash and Cash Equivalents at Beginning of Period	2,402	923
Cash and Cash Equivalents at End of Period	$28,818	$1,158
Supplemental Disclosure of Cash Paid (Refunded) During the Period for:
Interest	$22,269	$21,975
Income taxes	(6,551)	810
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
BASIS OF PRESENTATION - In compliance with generally accepted accounting principles (GAAP), transactions between Laclede Gas and its affiliates as well as intercompany balances on Laclede Gas’ Balance Sheets have not been eliminated from the Laclede Gas financial statements. Transactions with associated companies include sales of natural gas from Laclede Gas to Laclede Energy Resources, Inc. (LER), sales of natural gas from LER to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas. For the quarter ended June 30, 2012 sales of natural gas from Laclede Gas to LER were $1.2 million. There were no such sales for the quarter ended June 30, 2013. For the nine months ended June 30, 2013 and 2012, such sales were $10.4 million and $1.2 million, respectively. Sales of natural gas from LER to Laclede Gas during the quarters ended June 30, 2013 and 2012 were $9.4 million and $1.8 million, respectively. For the nine months ended June 30, 2013 and 2012 such sales totaled $24.4 million and $10.3 million, respectively. Transportation services provided by Laclede Pipeline Company to Laclede Gas during both the quarters ended June 30, 2013 and 2012 totaled $0.3 million and were $0.8 million for both the nine months ended June 30, 2013 and 2012.
Laclede Gas provides administrative and general support to affiliates. All such costs, which are not material, are billed to the appropriate affiliates. Also, Laclede Group may charge or reimburse Laclede Gas for certain tax-related amounts. Unpaid balances relating to these activities are reflected in the Laclede Gas Balance Sheets as Accounts receivable-associated companies or as Accounts payable-associated companies. Additionally, Laclede Gas may borrow funds from Laclede Group. Unpaid balances relating to this arrangement, if any, are reflected in Notes payable-associated companies. Laclede Gas had outstanding borrowings from Laclede Group under a revolving credit note of $37.1 million and $91.8 million at September 30, 2012 and June 30, 2012, respectively. The interest rate on these borrowings was 0.2% at September 30, 2012 and 0.3% at June 30, 2012. There was no outstanding balance at June 30, 2013. Advances under this note are due and payable on demand.
REVENUE RECOGNITION - Laclede Gas reads meters and bills its customers on monthly cycles. The Utility records its utility operating revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues at June 30, 2013 and 2012, for the Utility, were $8.7 million and $9.0 million, respectively. The amount of accrued unbilled revenue at September 30, 2012 was $11.6 million.
GROSS RECEIPTS TAXES - Gross receipts taxes associated with Laclede Gas’ natural gas utility service are imposed on the Utility and billed to its customers. These amounts are recorded gross in the Statements of Income. Amounts recorded in Utility Operating Revenues for the quarters ended June 30, 2013 and 2012 were $7.8 million and $5.7 million, respectively. Amounts recorded in Utility Operating Revenues for the nine months ended June 30, 2013 and 2012 were $35.3 million and $31.4 million, respectively. Gross receipts taxes are expensed by the Utility and included in the Taxes, other than income taxes line.
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

The amounts of compensation cost allocated to the Utility for share-based compensation arrangements for the quarters and nine months ended June 30, 2013 and 2012 are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Total equity compensation cost	$1,440	$576	$2,946	$1,725
Compensation cost capitalized	(536)	(230)	(1,075)	(589)
Compensation cost recognized in net income, before income tax	904	346	1,871	1,136
Income tax benefit recognized in net income	(346)	(133)	(716)	(438)
Compensation cost recognized in net income,
net of income tax	$558	$213	$1,155	$698

As of June 30, 2013, there was $5.2 million in unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be allocated to the Utility over a weighted average period of 2.1 years.
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
Pension costs for the quarters ended June 30, 2013 and 2012 were $4.2 million and $4.1 million, respectively, including amounts charged to construction. Pension costs for the nine months ended June 30, 2013 and 2012 were $12.5 million and $15.9 million, respectively, including amounts charged to construction.

The net periodic pension costs include the following components:

	Three Months Ended June 30, 2013		Nine Months Ended June 30,
(Thousands)	2013	2012	2013	2012
Service cost – benefits earned during the period	$2,311	$2,295	$6,933	$6,908
Interest cost on projected benefit obligation	4,066	4,824	12,198	14,535
Expected return on plan assets	(4,741)	(4,899)	(14,223)	(14,697)
Amortization of prior service cost	136	148	408	444
Amortization of actuarial loss	2,839	2,252	8,517	6,788
Loss on lump-sum settlement	12,346	—	12,346	3,407
Sub-total	16,957	4,620	26,179	17,385
Regulatory adjustment	(12,780)	(484)	(13,647)	(1,451)
Net pension cost	$4,177	$4,136	$12,532	$15,934

Pursuant to the provisions of the Laclede Gas pension plans, pension obligations may be satisfied by lump-sum cash payments. Pursuant to a Missouri Public Service Commission (MoPSC or Commission) Order, lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs. Lump-sum payments recognized as settlements were $39.7 million and $6.4 million during the nine months ended June 30, 2013 and June 30, 2012 respectively.
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
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal year 2013 contributions to the pension plans through June 30, 2013 were $23.4 million to the qualified trusts and approximately $0.4 million to the non-qualified plans. Laclede Gas does not expect to make additional contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2013. Contributions to the non-qualified pension plans for the remaining three months of fiscal 2013 are anticipated to be approximately $0.8 million.

Postretirement Benefits

Laclede Gas provides certain life insurance benefits at retirement. Medical insurance is available after early retirement until age 65. The transition obligation not yet includible in postretirement benefit cost is being amortized over 20 years. Postretirement benefit costs for both the quarters ended June 30, 2013 and 2012 were $2.4 million, including amounts charged to construction. Postretirement benefit costs for both the nine months ended June 30, 2013 and 2012 were $7.1 million, including amounts charged to construction.

Net periodic postretirement benefit costs consisted of the following components:

	Three Months Ended June 30, 2013		Nine Months Ended June 30,
(Thousands)	2013	2012	2013	2012
Service cost-benefits earned during the period	$2,534	$2,015	$7,601	$6,045
Interest cost on accumulated postretirement benefit obligation	1,278	1,380	3,836	4,140
Expected return on plan assets	(1,082)	(991)	(3,244)	(2,973)
Amortization of transition obligation	24	34	70	102
Amortization of prior service cost (credit)	—	(518)	2	(1,554)
Amortization of actuarial loss	1,325	1,065	3,975	3,195
Sub-total	4,079	2,985	12,240	8,955
Regulatory adjustment	(1,699)	(604)	(5,097)	(1,812)
Net postretirement benefit cost	$2,380	$2,381	$7,143	$7,143

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
Laclede Gas’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Fiscal year 2013 contributions to the postretirement plans through June 30, 2013 were $8.2 million to the qualified trusts and approximately $0.4 million paid directly to participants from Laclede Gas’ funds. Contributions to the postretirement plans for the remaining three months of fiscal year 2013 are anticipated to be $8.2 million to the qualified trusts and $0.2 million paid directly to participants from Laclede Gas’ funds.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are as follows:

			Classification of Estimated Fair Value
(Thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2013
Cash and cash equivalents	$28,818	$28,818	$29,794	$24	$—
Short-term debt	—	—	—	—	—
Long-term debt, including current portion	439,444	482,648	—	482,648	—

As of Sept. 30, 2012
Cash and cash equivalents	$2,402	$2,402	$2,378	$24	$—
Short-term debt	77,225	77,225	—	77,225	—
Long-term debt, including current portion	364,416	452,768	—	452,768	—

As of June 30, 2012
Cash and cash equivalents	$1,158	$1,158	$1,134	$24	$—
Short-term debt	91,756	91,756	—	91,756	—
Long-term debt, including current portion	364,401	445,961	—	445,961	—

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

(Thousands)	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2013
Assets
U. S. Stock/Bond Mutual Funds	$13,980	$—	$—	$—	$13,980
NYMEX natural gas contracts	1,956	—	—	(1,956)	—
NYMEX gasoline and heating oil contracts	136	—	—	(136)	—
Total	$16,072	$—	$—	$(2,092)	$13,980
Liabilities
NYMEX natural gas contracts	$3,688	$—	$—	$(3,688)	$—

As of Sept. 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$13,187	$—	$—	$—	$13,187
NYMEX natural gas contracts	7,338	—	—	(7,338)	—
NYMEX gasoline and heating oil contracts	344	—	—	(344)	—
Total	$20,869	$—	$—	$(7,682)	$13,187
Liabilities
NYMEX natural gas contracts	$9,563	$—	$—	$(9,563)	$—

As of June 30, 2012
Assets
U. S. Stock/Bond Mutual Funds	$17,535	$—	$—	$—	$17,535
NYMEX natural gas contracts	2,377	—	—	(2,377)	—
NYMEX gasoline and heating oil contracts	107	—	—	(107)	—
Total	$20,019	$—	$—	$(2,484)	$17,535
Liabilities
NYMEX natural gas contracts	$20,681	$—	$—	$(20,681)	$—

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
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At June 30, 2013, Laclede Gas held 0.4 million gallons of gasoline futures contracts at an average price of $2.25 per gallon. Most of these contracts, the longest of which extends to April 2014, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to the Utility’s PGA Clause.
The Utility’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at June 30, 2013 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
Open long futures positions
Fiscal 2013	3.42	$3.42
Fiscal 2014	4.87	3.97

At June 30, 2013, Laclede Gas also had 17.0 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the Balance Sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at June 30, 2013, it is expected that approximately $0.2 million pre-tax gains will be reclassified into the Statements of Income during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Statements of Cash Flows.

The Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	June 30,		June 30,
(Thousands)	Recorded in Income	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
NYMEX gasoline and heating oil contracts:
Effective portion of gain (loss) recognized in OCI on derivatives		$(125)	$69	$79	$202
Effective portion of gain reclassified from AOCI to income and maintenance	Utility – Other Operation and Maintenance Expenses	53	17	138	20
Ineffective portion of gain (loss) on derivatives recognized in income and maintenance	Utility – Other Operation and Maintenance Expenses	5	(46)	(127)	(12)
Derivatives Not Designated as Hedging Instruments *
NYMEX gasoline and heating oil contracts:
(Loss) gain recognized in income on derivative	Other Income and (Income Deductions) – Net	$(5)	$(11)	$41	$2

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

Fair Value of Derivative Instruments in the Balance Sheet at June 30, 2013
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	$136		Accounts Receivable - Other	$—
Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Accounts Receivable - Other	1,956		Accounts Receivable - Other	3,688
Total derivatives		$2,092			$3,688

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	$334		Accounts Receivable - Other	$—
Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Accounts Receivable - Other	7,338		Accounts Receivable - Other	9,563
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	10		Accounts Receivable - Other	—
Sub-total		7,348			9,563
Total derivatives		$7,682			$9,563

Fair Value of Derivative Instruments in the Balance Sheet at June 30, 2012
	Asset Derivatives			Liability Derivatives
(Thousands)	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value	*
Derivatives designated as hedging instruments
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	$106		Accounts Receivable - Other	$—
Derivatives not designated as hedging instruments
NYMEX natural gas contracts	Accounts Receivable - Other	2,377		Accounts Receivable - Other	20,681
NYMEX gasoline and heating oil contracts	Accounts Receivable - Other	1		Accounts Receivable - Other	—
Sub-total		2,378			20,681
Total derivatives		$2,484			$20,681

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Balance Sheets:

(Thousands)	June 30, 2013	Sept. 30, 2012	June 30, 2012

Fair value of asset derivatives presented above	$2,092	$7,682	$2,484
Fair value of cash margin receivables offset with derivatives	1,596	1,964	18,197
Netting of assets and liabilities with the same counterparty	(3,688)	(9,646)	(20,681)
Derivative instrument assets, per Balance Sheets	$—	$—	$—

Fair value of liability derivatives presented above	$3,688	$9,563	$20,681
Fair value of cash margin payables offset with derivatives	—	83	—
Netting of assets and liabilities with the same counterparty	(3,688)	(9,646)	(20,681)
Derivative instrument liabilities, per Balance Sheets	$—	$—	$—

Additionally, at June 30, 2013, September 30, 2012, and June 30, 2012 the Utility had $3.6 million, $8.0 million, and $9.0 million respectively in cash margin receivables not offset with derivatives, that are presented in Accounts Receivable - Other.

6.	OTHER INCOME AND (INCOME DEDUCTIONS) – NET

	Three Months Ended June 30, 2013		Nine Months Ended June 30,
(Thousands)	2013	2012	2013	2012
Interest income	$115	$293	$746	$934
Net investment gain (loss)	33	(265)	804	1,949
Other income	159	(14)	233	(3)
Other income deductions	(744)	(135)	(143)	316
Other Income and (Income Deductions) – Net	$(437)	$(121)	$1,640	$3,196

7.	INFORMATION BY OPERATING SEGMENT

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
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings also excludes the after-tax impacts related to unique acquisition, divestiture, and restructuring activities.

(Thousands)	Gas Utility	Other	Adjustments & Eliminations	Total
Three Months Ended June 30, 2013
Operating revenues	$131,540	$217	$—	$131,757
Net Economic Earnings	6,834	(87)	—	6,747
Total assets	1,766,198	135	—	1,766,333

Three Months Ended June 30, 2012
Operating revenues	$117,634	$137	$—	$117,771
Net Economic Earnings	4,597	72	—	4,669
Total assets	1,640,101	2,021	—	1,642,122

Nine Months Ended June 30, 2013
Operating revenues	$746,243	$1,594	$—	$747,837
Net Economic Earnings	62,372	579	—	62,951
Total assets	1,766,198	135	—	1,766,333

Nine Months Ended June 30, 2012
Operating revenues	$667,159	$1,492	$—	$668,651
Net Economic Earnings	51,448	823	—	52,271
Total assets	1,640,101	2,021	—	1,642,122

Reconciliation of Net Economic Earnings to Net Income
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Thousands)	2013	2012	2013	2012
Total Net Economic Earnings above	$6,747	$4,669	$62,951	$52,271
Add: Unrealized (loss) gain on energy-related derivative contracts, net of tax	(10)	(39)	(100)	(19)
Add: Acquisition, divestiture, and restructuring costs, net of tax	(2,972)	—	(3,568)	—
Net Income	$3,765	$4,630	$59,283	$52,252

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Laclede Gas has entered into various contracts, expiring on dates through fiscal year 2018, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2013 are estimated at approximately $149 million. Additional contracts are generally entered into prior to or during the heating season. Laclede Gas recovers its costs from customers in accordance with the PGA Clause.
During fiscal 2012, the Utility initiated a multi-year project to replace its existing customer relationship and work management, financial, and supply chain software applications to enhance its technology, customer service, and business processes. At June 30, 2013, the Utility was contractually committed to costs of approximately $1.5 million related to this project. The final phase of the project was implemented in July 2013.
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
The MoPSC Staff previously proposed disallowances related to Laclede Gas' recovery of its purchased gas costs totaling $6.0 million pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC Staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments. In a related matter, on October 6, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that Laclede Gas' affiliate transactions and its Cost Allocation Manual (CAM) violated the MoPSC's affiliate transaction rules. Laclede Gas responded with a counterclaim that the MoPSC Staff had failed to adhere to the affiliate transaction rules and the Utility's CAM. On July 16, 2013, Laclede Gas, the MoPSC Staff and the Office of the Public Counsel requested MoPSC approval of a unanimous stipulation and agreement resolving the affiliate transaction matters for fiscal years 2005 through 2011, resolving the October 6, 2010 complaint, resolving Laclede Gas' counterclaim, presenting a revised CAM for MoPSC approval, and establishing standards of conduct for gas purchases and sales. The parties' request is pending before the MoPSC. Management, after discussion with counsel, continues to believe that the final outcome of these matters will not have a material effect on the Utility's financial position, results of operations, or cash flows.
On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On May 19, 2011, the MoPSC's General Counsel filed a petition seeking penalties against Laclede Gas for violation of the 2001 Order. The MoPSC and Laclede Gas agreed to hold the penalty case in abeyance pending the outcome of Laclede's appeal of the November 3, 2010 and February 4, 2011 orders. These Orders were reversed by the Cole County Circuit Court, but later upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals. As a result, Laclede Gas produced certain LER documentation that had been requested by the MoPSC Staff. In light of such document production, Laclede Gas is currently in discussions with the MoPSC to resolve the penalty case. Management, after discussion with counsel, continues to believe that the final outcome of these matters will not have a material effect on the Utility's financial position, results of operations, or cash flows.
On June 29, 2010, the Office of Federal Contract Compliance Programs (OFCCP) issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. On July 2, 2013, Laclede Gas executed a Conciliation Agreement with the OFCCP in which the Company did not admit to liability, but agreed to provide make whole relief of back pay and interest to the impacted parties from 2004-2006. The OFCCP, as of the date of this report, has not yet executed the Conciliation Agreement. The Utility's agreement to provide make whole relief will not have a material effect on its financial position and results of operations, or cash flows.
As discussed in Note 5, Derivative Instruments and Hedging Activities, Laclede Gas enters into NYMEX exchange-traded derivative instruments. Previously, these instruments were held in accounts at MF Global, Inc. On October 31, 2011, affiliated entities of MF Global filed a Chapter 11 petition at the U.S. Bankruptcy Court in the Southern District of New York. Subsequently, the court-appointed bankruptcy trustee transferred all of the open positions and a significant portion of the margin deposits of Laclede Gas to a new brokerage firm. On June 27, 2013 the bankruptcy Trustee issued a statement projecting that MF Global customers would receive a full payout of their claims. As of July 30, 2013, the Utility had $0.9 million on deposit with MF Global.
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
On January 14, 2013, the Utility filed an application with the MoPSC for approval to acquire the assets of MGE from SUG. On July 2, 2013, the Utility and other parties to the case filed a Unanimous Stipulation and Agreement with the MoPSC, which was approved on July 17, 2013 authorizing Laclede Gas to acquire MGE, subject to certain conditions.
The Transaction is targeted to close before the end of fiscal year 2013, subject to customary closing conditions. On January 22, 2013, the Federal Trade Commission notified the Utility of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. No shareholder approval is required to complete the Transaction, and each of the entities has received all necessary approvals from their boards of directors.
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
The Transaction is supported by existing company cash and Laclede Group's fully committed bridge facility with Wells Fargo Bank, National Association. The bridge facility was syndicated to a group of nine financial institutions in January 2013. As a result of Laclede Group's May 2013 equity offering and an amendment to the bridge facility in June 2013, the commitment under the facility was reduced from $1.020 billion to $525 million during the third quarter of fiscal year 2013. The Utility anticipates permanent financing to be a combination of long-term debt and equity. Laclede Gas' equity financing will be provided through the sale of additional shares of common stock to Laclede Group.
As a result of the MGE acquisition being assigned to the Utility, beginning in the second quarter of fiscal year 2013, Laclede Gas incurred or was allocated applicable acquisition-related expenses associated with the Transaction. The Utility continues to incur costs associated with the evaluation, approval, and financing of the Transaction. During the three and nine months ended June 30, 2013, Laclede Gas recorded $3.0 million and $3.6 million, respectively, net of tax, of third-party expenses associated with the Transaction.

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of the purchase of substantially all of the assets and liabilities of Missouri Gas Energy (MGE) from Southern Union Company (SUG) (the Transaction) and the other factors discussed in "Risks Related To The Utility's Acquisition Agreement With Southern Union Company" under Part II. Item 1A on page 38 of this Report. Refer to Acquisition Agreement on page 24 for additional information relative to the Transaction.

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

ACQUISITION AGREEMENT

On January 11, 2013, Laclede Gas, Laclede Group, and SUG entered into an assignment and assumption agreement pursuant to which Laclede Gas assumed all duties and obligations under a purchase and sale agreement entered into by a Laclede Group subsidiary on December 14, 2012 to acquire from SUG substantially all of the assets and liabilities of MGE. The acquisition is targeted to be completed before the end of fiscal year 2013. The strategic rationale for Laclede Gas is described below:

•	The transaction will allow Laclede Gas to be able to support growth initiatives in new markets with new customers. In addition, the Utility expects to have better access to the capital markets.

•	Laclede Gas will serve Missouri's two largest metropolitan areas in a state where it already has a working relationship with regulators.

•	The transaction is expected to be accretive to the Gas Utility segment's net economic earnings in fiscal year 2014 and thereafter. The transaction is expected to be immediately accretive to cash flow.

Completion of the pending acquisition is subject to customary closing conditions. As discussed further in Regulatory and Other Matters, on July 2, 2013, the Utility and other parties to the proceeding filed a Unanimous Stipulation and Agreement with the MoPSC which was approved on July 17, 2013 authorizing Laclede Gas to acquire MGE. No shareholder approval is required to complete the transaction, and each of the entities has received all necessary approvals from their boards of directors. On January 22, 2013, the Federal Trade Commission notified Laclede Group of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The purchase and sale agreement contains certain termination rights for both Laclede Gas (as assigned) and SUG, and further provide for the payment of fees and expenses upon termination under specified circumstances. For additional information relating to the Transaction, see Note 9, Acquisition Agreement, of the Notes to Financial Statements. Also refer to Utility's Current Reports on Form 8-K filed on January 14, 2013, January 18, 2013, January 24, 2013, and July 18, 2013 and Exhibit 2.1 of the Utility's Form 10-Q for the quarter ended December 31, 2012.

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

Laclede Gas continues to provide reliable natural gas service at a reasonable cost, while maintaining and building a secure and dependable infrastructure. The Utility’s strategy focuses on improving performance and mitigating the impact of weather fluctuations on Laclede Gas’ customers while improving the ability to recover its authorized distribution costs and rate of return. The Utility’s distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 16,000 miles of mains and services comprising its natural gas distribution system and related storage facilities. The Utility’s distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the ratemaking process, and recovery of these types of costs is included in revenues generated through the Utility’s tariff rates, as approved by the Missouri Public Service Commission (MoPSC or Commission). The settlement of the Utility’s rate case in 2013 retained the Utility’s weather mitigation rate design that better ensures the recovery of its fixed costs and margins despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage.

The Utility’s income from off-system sales and capacity release remains subject to fluctuations in market conditions. The Utility is allowed to retain 15% to 25% of the first $6 million in annual income earned (depending on the level of income earned) and 30% of income exceeding $6 million annually. Some of the factors impacting the level of off-system sales include the availability and cost of the Utility’s natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-normal weather while other markets experience colder weather or supply constraints, some of the Utility’s natural gas supply is available for off-system sales and there may be a demand for such supply in other markets. See the Regulatory and Other Matters section on page 30 of this report for additional information on regulatory issues.

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

The Utility relies on both short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy its seasonal cash requirements and fund its cost of capital expenditures. Laclede Gas’ ability to issue commercial paper supported by lines of credit, to issue long-term bonds, or to obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet its foreseeable obligations. See the Liquidity and Capital Resources section on page 32 for additional information.

EARNINGS

QUARTER ENDED JUNE 30, 2013

Net Income

Laclede Gas’ net income totaled $3.8 million for the quarter ended June 30, 2013, a decrease of $0.9 million compared with the quarter ended June 30, 2012. The decrease was primarily due to (on a pre-tax basis) acquisition costs, totaling $4.8 million, associated with Utility's pending transaction to acquire MGE, increases in other operation and maintenance expenses totaling $3.7 million, and higher depreciation and amortization expenses totaling $1.3 million. These factors were partially offset by higher Gas Utility operating margin (a non-GAAP measure, as discussed below) of $7.8 million and a reduction in interest charges related to the recognition of previously unrecognized tax benefits totaling $0.6 million.

Operating Revenues and Operating Expenses

Laclede Gas reported operating revenues of $131.8 million for the quarter ended June 30, 2013 compared with $117.8 million for the same period last year. Operating expenses were $124.6 million for the quarter, compared with $108.0 million last year. The increases were primarily due to higher Gas Utility operating revenues and expenses, as discussed further below.

In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations, as shown in the table below. Operating margin is a non-GAAP financial measure defined as operating revenues less natural and propane gas expenses and associated gross receipts taxes that are billed to customers and expensed by the Utility. This measure may not be comparable to the definition of operating margin used by others in the natural gas distribution business or other industries. Management believes that operating margin provides a meaningful basis for evaluating operating performance since the Utility's natural and propane gas costs and gross receipts tax expenses are included in operating revenues and passed through to customers and, therefore, have no effect on operating margin. Reconciliations of operating margin to the most directly comparable GAAP measure are shown below.

(Millions)	Gas Utility	Other	Total
Quarter Ended June 30, 2013
Operating Revenues	$131.5	$0.3	$131.8
Natural and propane gas expense	52.8	—	52.8
Gross receipts tax expenses	8.2	—	8.2
Operating margin (non-GAAP)	70.5	0.3	70.8
Add: Natural and propane gas expense	52.8	—	52.8
Add: Gross receipts tax expenses	8.2	—	8.2
Less: Total Operating Expenses	(119.4)	(5.2)	(124.6)
Operating income (GAAP)	$12.1	$(4.9)	$7.2

Quarter Ended June 30, 2012
Operating Revenues	$117.6	$0.2	$117.8
Natural and propane gas expense	48.7	—	48.7
Gross receipts tax expenses	6.2	—	6.2
Operating margin (non-GAAP)	62.7	0.2	62.9
Add: Natural and propane gas expense	48.7	—	48.7
Add: Gross receipts tax expenses	6.2	—	6.2
Less: Total Operating Expenses	(108.0)	(0.1)	(108.1)
Operating income (GAAP)	$9.6	$0.1	$9.7

Laclede Gas' operating margin increased $7.9 million for the quarter ended June 30, 2013, compared to last year primarily due to higher Gas Utility operating margin, as discussed below.

Gas Utility

Laclede Gas passes on to Utility customers (subject to prudence review by the MoPSC) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on operating margin and net income.

Operating Revenues - Gas Utility operating revenues for the quarter ended June 30, 2013 were $131.5 million, or $13.9 million more than the same period last year. Temperatures experienced in the Utility’s service area during the quarter ended June 30, 2013, were 101.9% colder than the same quarter last year and 22.2% colder than normal. Total system therms sold and transported were 122.7 million for the quarter ended June 30, 2013, compared with 97.1 million for the same period last year. Total off-system therms sold and transported were 18.2 million for the quarter ended June 30, 2013, compared with 51.4 million for the same period last year. The increase in Gas Utility operating revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$23.0
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(7.5)
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(7.5)
Higher prices charged for off-system sales	3.9
Higher ISRS revenues	2.0
Total Variation	$13.9

Operating Expenses - Gas Utility operating expenses for the quarter ended June 30, 2013 increased $11.4 million from the same quarter last year. Natural and propane gas expense increased $4.1 million, or 8.6%, from last year’s level, primarily attributable to increased system volumes purchased for sendout, partially offset by lower rates charged by suppliers and lower off-system gas expense. Other operation and maintenance expenses increased $3.7 million, or 9.7%, primarily due to increased charges for outside services, increased compensation expense, higher employee benefit expenses, and other minor variations, partially offset by a lower provision for uncollectible accounts. Depreciation and amortization expense increased $1.3 million, or 13.1% primarily due to additional depreciable property. Taxes, other than income taxes, increased $2.1 million, or 19.6%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Operating Margin - Gas Utility operating margin was $70.5 million for the quarter ended June 30, 2013, a $7.8 million increase over the same period last year. The increase is primarily due to increased sales margins reflecting colder weather this year totaling $5.3 million, higher Infrastructure System Replacement Surcharge (ISRS) revenues totaling $2.0 million, and other minor variations of $0.5 million.

Other

Other operating revenues and Other operating margin increased $0.1 million and Other operating expenses increased by $5.2 million for the quarter ended June 30, 2013, compared to the same quarter last year. The increase in Other operating expenses was primarily due to acquisition-related costs associated with Laclede Gas' pending transaction to acquire MGE. Additional acquisition expenses are expected to be incurred prior to the closing of the transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased by $0.3 million primarily due to increased charitable donations, partially offset by higher net investment gains and other minor variations.

Interest Charges

Interest charges during the quarter ended June 30, 2013 decreased $0.3 million from the same period last year primarily due to a reversal of interest charges related to the recognition of previously unrecognized tax benefits, partially offset by higher interest on long-term debt. The higher interest on long-term debt reflects the net effect of the March 2013 issuance of $55 million of 3.0% first mortgage bonds and $45 million of 3.4% first mortgage bonds and the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds. Average short-term interest rates were 0.3% for both the quarters ended June 30, 2013 and 2012. There were no short-term borrowings for the quarter ended June 30, 2013. Average short-term borrowings were $100.3 million for the quarter ended June 30, 2012 with an average interest rate of 0.3%.

Income Taxes

The $1.7 million decrease in income taxes was primarily due to lower pre-tax income and various property-related deductions.

NINE MONTHS ENDED JUNE 30, 2013

Net Income

Laclede Gas' net income for the nine months ended June 30, 2013 was $59.3 million, compared with net income of $52.3 million for the nine months ended June 30, 2012. The $7.0 million increase in net income was primarily attributable to (on a pre-tax basis) higher Gas Utility operating margin (a non-GAAP measure, as discussed below) of $15.7 million, a lower provision for uncollectible accounts totaling $3.2 million, and decreases in employee benefit expenses totaling $2.1 million. These benefits were partially offset by acquisition costs, totaling $5.8 million, associated with Utility's pending transaction to acquire MGE and higher depreciation and amortization expenses totaling $3.3 million.

Operating Revenues and Operating Expenses

Laclede Gas reported operating revenues of $747.8 million for the quarter ended June 30, 2013 compared with $668.7 million for the same period last year. Operating expenses were $647.9 million for the quarter, compared with $576.9 million last year. The increases were largely due to higher Gas Utility operating revenues and expenses, as discussed further below.

In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations, as shown in the table below and discussed above. Reconciliations of operating margin to the most directly comparable GAAP measure are shown below.

(Millions)	Gas Utility	Other	Total
Nine Months Ended June 30, 2013
Operating Revenues	$746.2	$1.6	$747.8
Natural and propane gas expense	435.3	—	435.3
Gross receipts tax expenses	34.7	—	34.7
Operating margin (non-GAAP)	276.2	1.6	277.8
Add: Natural and propane gas expense	435.3	—	435.3
Add: Gross receipts tax expenses	34.7	$—	34.7
Less: Total Operating Expenses	(641.5)	$(6.4)	$(647.9)
Operating income (GAAP)	$104.7	$(4.8)	$99.9

Nine Months Ended June 30, 2012
Operating Revenues	$667.2	$1.5	$668.7
Natural and propane gas expense	375.6	—	375.6
Gross receipts tax expenses	31.1	—	31.1
Operating margin (non-GAAP)	260.5	1.5	262.0
Add: Natural and propane gas expense	375.6	—	375.6
Add: Gross receipts tax expenses	31.1	—	31.1
Less: Total Operating Expenses	(576.7)	(0.2)	(576.9)
Operating income (GAAP)	$90.5	$1.3	$91.8

Laclede Gas' operating margin increased $15.8 million for the nine months ended June 30, 2013, compared to last year largely due to higher Gas Utility operating margin, as discussed below.

Gas Utility

Laclede Gas passes on to Utility customers (subject to prudence review by the MoPSC) increases and decreases in the wholesale cost of natural gas in accordance with its PGA Clause. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes have no direct effect on operating margin and net income.

Operating Revenues - Gas Utility operating revenues for the nine months ended June 30, 2013 were $746.2 million, or $79.0 million more than the same period last year. Temperatures experienced in the Utility’s service area during the nine months ended June 30, 2013, were 37.0% colder than the same period last year, and 0.2% colder than normal. Total system therms sold and transported were 796.8 million for the nine months ended June 30, 2013, compared with 640.8 million for the same period last year. Total off-system therms sold and transported were 229.4 million for the nine months ended June 30, 2013, compared with 279.7 million for the same period last year. The increase in Gas Utility operating revenues was primarily attributable to the following factors:

(Millions)
Higher system sales volumes and other variations	$97.3
Lower wholesale gas costs passed on to Utility customers (subject to prudence review by the MoPSC)	(28.6)
Higher prices charged for off-system sales	20.1
Lower off-system sales volumes (reflecting less favorable market conditions as described in greater detail in the Results of Operations - Overview)	(14.2)
Higher ISRS revenues	4.4
Total Variation	$79.0

Operating Expenses - Gas Utility operating expenses for the nine months ended June 30, 2013 increased $64.8 million from the same period last year. Natural and propane gas expense increased $59.7 million, or 15.9%, from last year’s level, primarily attributable to increased system volumes purchased for sendout and higher off-system gas expense, partially offset by lower rates charged by our suppliers. Other operation and maintenance expense decreased $2.1 million, or 1.7%, primarily due to a lower provision for uncollectible accounts, lower employee benefit expenses, a higher rate of overheads capitalized, and reduced customer accounts expenses, partially offset by increased charges for outside services. Depreciation and amortization expense increased $3.3 million, or 10.8%, primarily due to additional depreciable property. Taxes, other than income taxes, increased $3.9 million, or 8.6%, primarily due to increased gross receipts taxes (attributable to increased system sales revenues).

Operating Margin - Gas Utility operating margin was $276.2 million for the nine months ended June 30, 2013, a $15.7 million increase over the same period last year. The increase is primarily due to increased sales margins reflecting colder weather this year totaling $10.5 million, higher ISRS revenues totaling $4.4 million, and other minor variations of $0.8 million.

Other

Other operating revenues and operating margin for the quarter ended June 30, 2013 increased $0.1 million compared to the same period last year while Other operating expenses increased by $6.2 million. The increase in Other operating expenses was primarily due to acquisition-related costs associated with Utility's pending transaction to acquire MGE. Additional acquisition expenses are expected to be incurred prior to the closing of the transaction.

Other Income and (Income Deductions) - Net

Other Income and (Income Deductions) - Net decreased by $1.6 million primarily due to lower net investment gains, increased charitable donations, and other minor variations.

Interest Charges

Interest charges during the nine months ended June 30, 2013 decreased $1.0 million from the same period last year primarily due to a reduction in interest charges related to the recognition of previously unrecognized tax benefits. To a lesser extent, the decreased interest charges are attributable to lower interest on long-term debt, reflecting the October 2012 maturity of $25 million of 6 1/2% first mortgage bonds, partially offset by the March 2013 issuance of $55 million of 3.0% first mortgage bonds and $45 million of 3.4% first mortgage bonds. Average short-term interest rates were 0.3% for both the nine months ended June 30, 2013 and 2012. Average short-term borrowings were $69.3 million for the nine months ended June 30, 2013, compared with $132.3 million for the nine months ended June 30, 2012.

Income Taxes

The $0.6 million increase in income taxes was primarily due to higher pre-tax income, partially offset by various property-related deductions.

REGULATORY AND OTHER MATTERS

The MoPSC Staff previously proposed disallowances related to Laclede Gas' recovery of its purchased gas costs totaling $6.0 million pertaining to Laclede Gas' purchase of gas from a marketing affiliate, LER, applicable to fiscal years 2005 through 2007. The MoPSC Staff also proposed a number of non-monetary recommendations, based on its review of gas costs for fiscal years 2008 through 2011. Laclede Gas believes that the proposed disallowances lack merit and is vigorously opposing these adjustments. In a related matter, on October 6, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that Laclede Gas' affiliate transactions and its Cost Allocation Manual (CAM) violated the MoPSC's affiliate transaction rules. Laclede Gas responded with a counterclaim that the MoPSC Staff had failed to adhere to the affiliate transaction rules and the Utility's CAM. On July 16, 2013, Laclede Gas, the MoPSC Staff and the Office of the Public Counsel requested MoPSC approval of a unanimous stipulation and agreement resolving the affiliate transaction matters for fiscal years 2005 through 2011, resolving the October 6, 2010 complaint, resolving Laclede Gas' counterclaim, presenting a revised CAM for MoPSC approval, and establishing standards of conduct for gas purchases and sales. The parties' request is pending before the MoPSC. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Utility's financial position, results of operations, or cash flows.

On July 7, 2010, the MoPSC Staff filed a complaint against Laclede Gas alleging that, by stating that it was not in possession of proprietary LER documents, Laclede Gas violated the MoPSC Order authorizing the holding company structure (2001 Order). Laclede Gas counterclaimed stating the Staff failed to adhere to pricing provisions of the MoPSC's affiliate transaction rules and Laclede Gas' Cost Allocation Manual. By orders dated November 3, 2010 and February 4, 2011, respectively, the MoPSC dismissed Laclede's counterclaim and granted summary judgment to Staff, finding that Laclede Gas violated the terms of the 2001 Order and authorizing its General Counsel to seek penalties in court against Laclede Gas. On May 19, 2011, the MoPSC's General Counsel filed a petition seeking penalties against Laclede Gas for violation of the 2001 Order. The MoPSC and Laclede Gas agreed to hold the penalty case in abeyance pending the outcome of Laclede's appeal of the November 3, 2010 and February 4, 2011 orders. These Orders were reversed by the Cole County Circuit Court, but later upheld by the Western District Court of Appeals. On March 19, 2013, the Missouri Supreme Court declined Laclede Gas' request to review the opinion of the Western District Court of Appeals. As a result, Laclede Gas produced certain LER documentation that had been requested by the MoPSC Staff. In light of such document production, Laclede Gas is currently in discussions with the MoPSC to resolve the penalty case. Management, after discussion with counsel, continues to believe the final outcome of these matters will not have a material effect on the Utility's financial position, results of operations, or cash flows.

On December 21, 2012, Laclede Gas filed tariff sheets in a new general rate case proceeding that were designed to increase the Utility's total revenues by $58.4 million, less the current annualized ISRS revenues of $10 million that were already being recovered from customers. On December 27, 2012, the MoPSC suspended implementation of the Utility's proposed rates and set the case for hearing in August 2013. However, on June 26, 2013, the MoPSC approved a Unanimous Stipulation and Agreement in which the Utility will incorporate its current annualized ISRS revenues of $14.8 million into its base rates, effective September 1, 2013. At that time, the ISRS charge will be reset to zero, and the Utility will be permitted to make future ISRS filings for any qualifying expenditures incurred by the Utility after January 31, 2013.

On January 14, 2013, the Utility filed an application with the MoPSC for approval to acquire the assets of MGE from SUG as reported in the Acquisition Agreement section on page 24. On July 2, 2013, the Utility and other parties to the proceeding filed a Unanimous Stipulation and Agreement (Agreement) with the MoPSC resolving all matters in the case, which was approved by the Commission on July 17, 2013. The Agreement authorizes Laclede Gas to acquire MGE and obtain the necessary financing, subject to various conditions set forth in the Agreement. Under the Agreement, Laclede Gas would generally be precluded from filing a general rate case for either its Laclede or MGE Divisions prior to October 1, 2015, except that a general rate case for the MGE service territory may be filed no later than September 18, 2013. ISRS filings and the collection of gas costs under the PGA Clause would not be impacted. The Agreement also allows for the deferral for future recovery of a portion of one-time costs incurred associated with the integration of MGE. The Agreement sets forth a number of other conditions including those related to credit ratings, gas supply, service quality, gas safety, and reporting requirements.

On January 14, 2013, the Utility made an ISRS filing with the Commission and an increase of $4.8 million was approved by the MoPSC effective March 15, 2013.

On June 29, 2010, the Office of Federal Contract Compliance Programs (OFCCP) issued a Notice of Violations to Laclede Gas alleging lapses in certain employment selection procedures during a two-year period ending in February 2006. On July 2, 2013, Laclede Gas executed a Conciliation Agreement with the OFCCP in which the Utility did not admit to liability, but agreed to provide make whole relief of back pay and interest to the impacted parties from 2004-2006. The OFCCP, as of the date of this report, has not yet executed the Conciliation Agreement. The Utility's agreement to provide make whole relief will not have a material effect on the financial position and results of operations, or cash flows of the Utility.

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

There were no significant changes to these critical accounting policies during the nine months ended June 30, 2013.

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

Net cash provided by operating activities was $153.3 million for the nine months ended June 30, 2013, compared with $109.1 million for the nine months ended June 30, 2012. The variation is primarily associated with the timing of collections of gas cost under the Utility’s PGA Clause, primarily due to reduced cash payments for margin deposits associated with the Utility's use of natural gas derivative instruments. The variation also reflects decreased cash payments for the funding of pension plans. These benefits are partially offset by changes in delayed and advance customer billings.

Net cash used in investing activities for the nine months ended June 30, 2013 was $97.4 million, compared with $76.3 million for the nine months ended June 30, 2012. The variation primarily reflects additional capital expenditures this year for distribution plant and information technology investments.

Net cash used in financing activities was $29.5 million for the nine months ended June 30, 2013, compared with $32.5 million for the nine months ended June 30, 2012. The variation primarily reflects the issuance of additional long-term debt this year, largely offset by the effect of increased repayments of short-term borrowings and the maturity of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Laclede Gas Company had temporary cash investments totaling $27.4 million at June 30, 2013, earning an average interest rate of 0.1%. These investments, which are presented in the Cash and cash equivalents line of the Balance Sheets, were invested in money market funds. The money market funds are accessible by the Utility on demand. The balance of short-term investments ranged between zero and $67.0 million during the nine months ended June 30, 2013.

Short-term Debt

As indicated in the discussion of cash flows above, the Utility’s short-term borrowing requirements typically peak during the colder months. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At June 30, 2013, Laclede Gas had a syndicated line of credit in place of $300 million from seven banks, $257.1 million of which is scheduled to expire in July 2017 and $42.9 million of which is scheduled to expire in July 2016. The largest portion provided by a single bank is 17.9%. Laclede Gas’ line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As a result of certain amendments made on January 16, 2013, this maximum percentage will temporarily increase to 72.5% if the MGE acquisition is consummated. Such temporary increase would be effective from the date of the consummation through September 30, 2014. As defined in the line of credit, total debt was 46% of total capitalization on June 30, 2013.

To support the liquidity needs of the Utility following the MGE acquisition, Laclede Gas plans to enter into new expanded credit facilities at or just prior to the closing of the MGE acquisition.

Due to lower yields available to Laclede Group on its short-term investments, Laclede Group elected to provide a portion of Laclede Gas’ short-term funding through intercompany lending during the nine months ended June 30, 2013, but there were no such borrowings outstanding as of June 30, 2013. Information about the Utility’s short-term borrowings during the nine months ended June 30, 2013 and as of June 30, 2013, is presented below:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings
Nine Months Ended June 30, 2013
Weighted average borrowings outstanding	$40.6 million	$28.7 million	$69.3 million
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0.0 – $99.4 million	$0.0 - $74.6 million	$0.0 - $151.0 million
As of June 30, 2013
Borrowings outstanding at end of period	none	none	none
Weighted average interest rate	N/A	N/A	N/A

Based on average short-term borrowings for the nine months ended June 30, 2013, an increase in the average interest rate of 100 basis points would decrease the Utility’s pre-tax earnings and cash flows by approximately $0.7 million on an annual basis, portions of which may be offset through the application of PGA carrying costs.

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

Laclede Gas had on file with the SEC an effective shelf registration on Form S-3 for issuance of $350 million of first mortgage bonds, unsecured debt, and preferred stock, that expired May 28, 2013.

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

This extension became effective on November 23, 2012. During the nine months ended June 30, 2013, pursuant to this authority, the Utility sold 48 shares of its common stock to Laclede Group for $1.9 million. For more information on these sales of stock, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. As of July 26, 2013, $371.2 million remains available under this authorization. As part of the MoPSC's approval of the acquisition of MGE on July 17, 2013, Laclede Gas was granted authorization to issue debt and equity securities of up to $1.02 billion to finance the MGE acquisition at any time beginning July 31, 2013 and ending one year after closing of the transaction. The amount, timing, and type of additional financing to be issued, including in connection with the MGE acquisition as described below, will depend on cash requirements and market conditions, as well as future MoPSC authorizations.

On October 15, 2012, Laclede Gas paid at maturity $25 million principal amount of 6 1/2% first mortgage bonds. At June 30, 2013, Laclede Gas had fixed-rate long-term debt totaling $440 million. While the remaining long-term debt issues are fixed-rate, they are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Utility’s $440 million in long-term debt, $25 million have no call option, $335 million have make-whole call options, and $80 million are callable at par on or after October 15, 2013. None of the debt has any put options.

As discussed previously, in January 2013, Laclede Group assigned its agreement to acquire the assets of Missouri Gas Energy for $975 million to Laclede Gas. In December 2012, Laclede Group had entered into a fully committed bridge facility for $1.020 billion with Wells Fargo Bank, National Association in order to fund the acquisition. The bridge facility, on which Laclede Group remains the borrower, was syndicated by Wells Fargo Securities, LLC, to a group of nine banks, effective on January 16, 2013. On May 29, 2013, in order to finance a portion of the acquisition, Laclede Group issued 10,005,000 shares of common stock for net proceeds of $428 million. As a result of the equity offering and an amendment made to the bridge facility in June 2013, the commitment under the bridge facility was reduced to $525 million during the quarter ended June 30, 2013. The remainder of the purchase price is expected to be funded with long-term debt of Laclede Gas and/or Laclede Group, short-term debt and cash on hand. Laclede Group has entered into interest rate hedges for approximately 79% of the expected long-term debt issuance to protect against the impacts of adverse movements in rates. Additional interest rate hedging may be done by either Laclede Gas or Laclede Group prior to completing the debt financing.

Other

The Utility’s access to capital markets, including the commercial paper market, and its financing costs, may depend on its credit rating. The credit ratings of the Utility remain at investment grade, but are subject to review and change by the rating agencies.

Utility capital expenditures were $96.0 million for the nine months ended June 30, 2013, compared with $75.0 million for the same period last year. The increase in capital expenditures, compared with the prior period, is primarily attributable to additional expenditures for distribution plant and information technology investments. During fiscal 2011, Laclede Gas began a multi-year project to enhance its technology, customer service, and business processes by replacing its existing customer relationship and work management, financial, and supply chain software applications. The final phase of the project was implemented in July 2013.

Capitalization at June 30, 2013 consisted of 54.3% common stock equity and 45.7% long-term debt.

It is management’s view that Laclede Gas has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include the pending acquisition of MGE, capital expenditures, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

The seasonal nature of Laclede Gas’ sales affects the comparison of certain balance sheet items at June 30, 2013 and at September 30, 2012, such as Accounts receivable - net, Gas stored underground, Notes payable, Accounts payable, Regulatory assets and Regulatory liabilities, and Delayed and Advance customer billings. The Balance Sheet at June 30, 2012 is presented to facilitate comparison of these items with the corresponding interim period of the preceding fiscal year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2013, Laclede Gas had contractual obligations with payments due as summarized below (in millions):

		Payments due by period
Contractual Obligations	Total	Remaining Fiscal Year 2013	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Fiscal Years 2018 and thereafter
Principal Payments on Long-Term Debt	$440.0	$—	$—	$—	$440.0
Interest Payments on Long-Term Debt	458.0	4.1	49.0	49.1	355.8
Capital Leases (a)	0.2	0.1	0.1	—	—
Operating Leases (a)	10.4	1.3	7.2	1.8	0.1
Purchase Obligations – Natural Gas (b)	148.7	47.1	83.3	15.0	3.3
Purchase Obligations – Other (c)	80.2	14.8	26.4	18.5	20.5
Total (d) (e)	$1,137.5	$67.4	$166.0	$84.4	$819.7

(a)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(b)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using June 30, 2013 NYMEX futures prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA Clause, subject to prudence review by the MoPSC; however, variations in the timing of collections of gas costs from customers affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(c)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(d)
The category of Other Long-Term Liabilities has been excluded from the table above because there are no material amounts of contractual obligations under this category. Long-term liabilities associated with unrecognized tax benefits, totaling $2.6 million, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. Laclede Gas does not expect to make additional contributions to its qualified, trusteed pension plans during the remaining three months of fiscal year 2013. Laclede Gas anticipates a $0.8 million contribution relative to its non-qualified pension plans during the remaining three months of fiscal year 2013. With regard to the postretirement benefits, the Utility anticipates it will contribute $8.2 million to the qualified trusts and $0.2 million directly to participants from Laclede Gas’ funds during the remaining three months of fiscal year 2013. For further discussion of the Utility’s pension and postretirement benefit plans, refer to Note 2, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

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

Interest Rate Risk

The Utility is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during the nine months ended June 30, 2013, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $0.7 million on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At June 30, 2013, Laclede Gas had fixed-rate long-term debt totaling $440 million. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if Laclede Gas were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to Laclede Gas’ regulated operations, losses or gains on early redemptions of its long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For this discussion, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 36 of this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of environmental matters and legal proceedings, see Note 8, Commitments and Contingencies, of the Notes to Financial Statements. For a description of pending regulatory matters of Laclede Gas, see Part I., Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters, on page 30 of this report.

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

On December 14, 2012, Laclede Group, through two newly formed wholly owned subsidiaries, Plaza Missouri Acquisition, Inc. (Plaza Missouri) and Plaza Massachusetts Acquisition, Inc. (Plaza Massachusetts), entered into acquisition agreements to acquire from Southern Union Company (SUG) substantially all of the assets and liabilities of Missouri Gas Energy (MGE) and New England Gas Company (NEG). Subsequently, on January 11, 2013, Laclede Group and Plaza Missouri, with consent of SUG, entered into an agreement with Laclede Gas to assign the MGE agreement to Laclede Gas. On February 11, 2013, Laclede Group announced that it entered into an agreement with Algonquin Power & Utilities Corp. (APUC) that will allow an APUC subsidiary, through its acquisition of the stock of Plaza Massachusetts, to acquire Laclede Group's rights to purchase the assets of NEG, subject to certain approvals and conditions. However, Laclede Group remains obligated to acquire NEG in the event that APUC is not able to satisfy all conditions to closing on or before October 14, 2013, although Laclede Group believes this scenario will be unlikely. Laclede Group's agreement with APUC is not expected to impact the MGE transaction. Nonetheless, there can be no assurance that APUC will be able to satisfy all of the required conditions on or before this date.

On July 2, 2013, the Utility and other parties to the case, filed a Unanimous Stipulation and Agreement with the Missouri Public Service Commission (MoPSC) that authorizes Laclede Gas to complete the acquisition of MGE, subject to certain certain conditions, including restrictions relative to the timing of filing for general rate increases. This Unanimous Stipulation and Agreement was approved by the MoPSC on July 17, 2013. Although the MoPSC approval satisfies one of the closing conditions under the MGE acquisition agreement, the closing remains subject to the satisfaction or waiver of all conditions precedent as described in the MGE acquisition agreement, including the ability to close the NEG transaction concurrently with the MGE acquisition. In order to close the NEG transaction, approval by the Massachusetts Department of Public Utilities (MDPU) of the acquisition of the assets of NEG by the APUC subsidiary must be received. If the NEG transaction is not closed or capable of closing or SUG does not waive such condition, the closing of the MGE acquisition would be delayed until the conditions precedent to the NEG transaction are satisfied, including the condition of MDPU approval. There can be no assurance as to the receipt or timing of the necessary MDPU approvals or any waivers from SUG.

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

The MGE acquisition agreement contains certain termination rights for both the Utility and SUG, including, among others, the right to terminate if the acquisition is not completed by October 14, 2013 (subject to up to four 30-day extensions under certain circumstances related to obtaining required regulatory approvals). In the event that SUG terminates the MGE acquisition agreement as a result of the failure of Laclede Gas to obtain financing, the Utility may be required to pay SUG a "reverse break up" fee of $73.1 million, which amount will operate as liquidated damages and a cap on such liability for such breach.

The occurrence of any of these events individually or in combination could have a material adverse effect on the Utility's business, financial condition or results of operations.

Laclede Gas expects to issue significant debt in order to provide permanent financing for the acquisition of MGE in lieu of and/or to refund borrowings under Laclede Group's bridge loan facility at or after closing the acquisition, and, as a result the Utility is subject to market risks including market demand for debt offerings, interest rate volatility and adverse impacts on its credit ratings.

In connection with the acquisition agreement, Laclede Group has obtained a commitment from Wells Fargo Bank, National Association and various other banks for a syndicated bridge loan facility, which may be used to finance a significant portion of the acquisition and pay related fees and expenses in the event that permanent financing is not completed at the time of the closing of the acquisitions. The equity portion of the permanent financing was completed on May 29, 2013 when Laclede Group completed a public offering of its common stock, which generated net proceeds of $428.0 million, funding from which is expected to be provided to Laclede Gas through sale of additional shares of Laclede Gas stock to Laclede Group. As a result of Laclede Group's equity offering and an amendment made to the bridge facility in June 2013, the commitment under the bridge facility was reduced from $1.020 billion to $525 million during the third quarter of fiscal year 2013. The permanent financing is anticipated to also include a mix of long-term debt of Laclede Group and/or Laclede Gas. Depending on market conditions, the permanent financing may include other instruments such as convertible debt, preferred shares, or term loans.

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

While the Laclede Group currently anticipates that the acquisition will be accretive to the Gas Utility segment's net economic earnings in fiscal year 2014 and thereafter, this expectation is based on preliminary estimates which may materially change. Laclede Gas may encounter additional transaction and integration-related costs, may fail to realize all of the anticipated benefits of the acquisition or be subject to other factors that affect those preliminary estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2013, the Board of Directors of Laclede Gas approved the sale of 5 shares of Laclede Gas common stock to Laclede Group. The proceeds from the sale, totaling $0.2 million, were used for general corporate purposes. Exemption from registration was claimed under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

(a)	See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	July 30, 2013	By:	/s/ Steven P. Rasche
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

(1)
Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Income for the three and nine months ended June 30, 2013 and 2012; (iii) unaudited Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012; (iv) unaudited Balance Sheets at June 30, 2013, September 30, 2012 and June 30, 2012; (v) unaudited Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (vi) Notes to the unaudited Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.