Form 10-Q/A
period 2013-03-31
LACLEDE GAS CO
filed 2013-08-12
CIK 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from -                      to

Commission File Number 1-1822

LACLEDE GAS COMPANY

(Exact name of registrant as specified in its charter)

Missouri	43-0368139
(State of Incorporation)	(I.R.S. Employer Identification number)

720 Olive Street

St. Louis, MO 63101

(Address and zip code of principal executive offices)

314-342-0500

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2013, there were 12,847 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding, 100% of which were owned by The Laclede Group, Inc.

Explanatory note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the Securities and Exchange Commission on April 30, 2013 (the “Original Filing”) is being filed by the Registrant solely for the purpose of amending Item 6 of Part II of the Original Filing to include Exhibit 3.1 reflecting the amendment of the Registrant’s Articles of Incorporation to reduce the minimum size of the board from 4 to 3. All other items of the Original Filing are unaffected by the changes described above and such items have not been included in this Amendment No. 1 on Form 10-Q/A.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laclede Gas Company

Dated:	August 12, 2013	By:	/s/ Steven P. Rasche
Steven P. Rasche Chief Financial Officer
(Authorized Signatory and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.

3.1	- Restated Articles of Incorporation as amended March 8, 2013.

4.1	- Thirty-First Supplemental Indenture dated as of March 15, 2013. (1)

10.1	- First Amendment to Loan Agreement, dated as of January 16, 2013, among Laclede Gas Company and the several banks parties thereto, including Wells Fargo Bank, National Association as administrative agent, filed as Exhibit 10.2 to Form 8-K filed January 18, 2013.

10.2	- Assignment and Assumption Agreement dated January 11, 2013, filed as Exhibit 99.1 to Form 8-K filed January 14, 2013.

12	- Ratio of Earnings to Fixed Charges. (1)

31	- CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).

32	- CEO and CFO Section 1350 Certifications.

101.INS	- XBRL Instance Document. (2)

101.SCH	- XBRL Taxonomy Extension Schema. (2)

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase. (2)

101.DEF	- XBRL Taxonomy Definition Linkbase. (2)

101.LAB	- XBRL Taxonomy Extension Labels Linkbase. (2)

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase. (2)

(1)	Previously filed with the Original Filing.
(2)	Previously furnished, not filed, with the Original Filing.

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