Form 10-K/A
period 2013-09-30
LACLEDE GAS CO
filed 2014-05-15
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Document Incorporated by Reference: None

EXPLANATORY NOTE

Laclede Gas Company ("Company") is filing this Amendment No. 1 ("Amendment No. 1") to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, originally filed with the U.S. Securities and Exchange Commission ("SEC") on November 26, 2013 (the "Original Filing"), solely to revise the disclosure set forth in Part II, Item 9A under the heading "Controls and Procedures." For the convenience of the reader, this Amendment No. 1 amends and restates Part II, Item 9A in its entirety.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications (filed as exhibits hereto) by our Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350. Accordingly, this Amendment No. 1 amends and restates Part IV, Item 15(b) to reflect the filing of these currently dated certifications.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 1, including the previously reported financial statements and other financial disclosures included in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

PART II

Item 9A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15e and Rule 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2, Acquisition of MGE, in the Notes to Consolidated Financial Statements contained in this report, the Company completed the acquisition of Missouri Gas Energy (“MGE”) on September 3, 2013. MGE’s business constitutes 52 percent and 37 percent of net and total assets, respectively, and 3 percent of revenues of the consolidated financial statement amounts as of and for the year ended September 30, 2013.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of MGE.

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

Other than the system implementation and the MGE acquisition discussed above, there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 35 through 37.

PART IV

Item 15. Exhibits, Financial Statement Schedule
			2013 10-K Page
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

LACLEDE GAS COMPANY

Dated:	May 15, 2014	Signature:	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

May 15, 2014	/s/ Suzanne Sitherwood	Chairman of the Board and
	Suzanne Sitherwood	Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	/s/ Steven P. Rasche	Director and Chief Financial Officer
	Steven P. Rasche	(Principal Finance and Accounting Officer)

May 15, 2014	/s/ Steven L. Lindsey	Director and President
Steven L. Lindsey

May 15, 2014	/s/ Mark C. Kullman	Director and Senior Vice President and
	Mary C. Kullman	Assistant Corporate Secretary

INDEX TO EXHIBITS

Exhibit
No.
3.01(i)*	-	Laclede’s Restated Articles of Incorporation as amended March 8, 2013; filed as Exhibit 3.1 to Form 10-Q/A for the quarter ended March 31, 2013.
3.01(ii)*	-	Bylaws of Laclede effective January 18, 2002; filed as Exhibit 3.4 to Laclede’s Form 8-K filed May 29, 2002.
4.01*	-	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	-	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed on June 26, 1979 as Exhibit b-4 to registration statement No. 2-64857.
4.04*	-	Twenty-Fourth Supplemental Indenture dated as of June 1, 1999; filed on June 4, 1999 as Exhibit 4.01 to Laclede’s Form 8-K.
4.05*	-	Twenty-Fifth Supplemental Indenture dated as of September 15, 2000; filed on September 27, 2000 as Exhibit 4.01 to Laclede’s Form 8-K.
4.06*	-	Twenty-Seventh Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.01 to Laclede’s Form 8-K.
4.07*	-	Twenty-Eighth Supplemental Indenture dated as of April 15, 2004; filed on April 28, 2004 as Exhibit 4.02 to Laclede’s Form 8-K.
4.08*	-	Twenty-Ninth Supplemental Indenture dated as of June 1, 2006; filed on June 9, 2006, as Exhibit 4.1 to Laclede’s Form 8-K.
4.09*	-	Thirtieth Supplemental Indenture dated as of September 15, 2008; filed on September 23, 2008 as Exhibit 4.1 to Laclede’s Form 8-K.
4.10*	-	Thirty-First Supplemental Indenture dated as of March 15, 2013; filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 2013.
4.11*	-	Thirty-Second Supplemental Indenture dated as of August 13, 2013; filed as Exhibit 4.1 to the Company's Form 8-K filed August 13, 2013.
4.12*	-
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

10.12**	-
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

INDEX TO EXHIBITS

Exhibit
No.
10.23*	-	Consent to Assignment executed by Southern Union Company dated as of January 11, 2013; filed January 11, 2013 as Exhibit 99.2 to the Company's Form 8-K.
12**	-	Ratio of Earnings to Fixed Charges.
23**	-	Consent of Independent Registered Public Accounting Firm.
31	-	Certificates under Rule 13a-14(a) of the CEO and CFO of Laclede Gas Company.
32	-	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Laclede Gas Company.
101.INS**	-	XBRL Instance Document. (1)
101.SCH**	-	XBRL Taxonomy Extension Schema. (1)
101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF**	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB**	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to the Original Filing of this Annual Report were the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Statements of Income for the years ended September 30, 2013, 2012, and 2011; (iii) Statements of Comprehensive Income for the years ended September 30, 2013, 2012, and 2011; (iv) Statements of Common Shareholder’s Equity for the years ended September 30, 2013, 2012, and 2011; (v) Statements of Cash Flows for the years ended September 30, 2013, 2012, and 2011; (vi) Balance Sheets at September 30, 2013 and 2012; (vii) Statements of Capitalization at September 30, 2013 and 2012; (viii) Notes to the Financial Statements.

*Incorporated herein by reference and made a part hereof Laclede’s File No. 1-1822.
**Filed or furnished with the Original Filing of the Annual Report on Form 10-K.

Bold items reflect management, contract or compensatory plan or arrangement.