Form 10-Q/A
period 2013-12-31
LACLEDE GAS CO
filed 2014-05-15
CIK 57183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Laclede Gas Company ("Company") is filing this Amendment No. 1 ("Amendment No. 1") to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, originally filed with the Securities and Exchange Commission ("SEC") on February 4, 2014 (the "Original Filing"), solely to revise the disclosure set forth in Part I, Item 4 under the heading "Controls and Procedures." For the convenience of the reader, this Amendment No. 1 amends and restates Part I, Item 4 in its entirety.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications (filed as exhibits hereto) by our Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350. Accordingly, this Amendment No. 1 amends and restates Part II, Item 6 to reflect the filing of these currently dated certifications.

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

PART I. FINANCIAL INFORMATION

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
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. Effective September 1, 2013, we acquired Missouri Gas Energy (“MGE”). MGE’s business constitutes 41 percent and 29 percent of net and total assets, respectively, and 37 percent of revenues of the financial statement amounts as of and for the three months ended December 31, 2013.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of MGE.

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
Steven P. Rasche
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.

12*	-	Ratio of Earnings to Fixed Charges.
31	-	CEO and CFO Certifications under Exchange Act Rule 13a – 14(a).
32	-	CEO and CFO Section 1350 Certifications.
101.INS*	-	XBRL Instance Document. (1)
101.SCH*	-	XBRL Taxonomy Extension Schema. (1)
101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF*	-	XBRL Taxonomy Definition Linkbase. (1)
101.LAB*	-	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase. (1)

* Filed or furnished with the Original Filing of the Quarterly Report on Form 10-Q.

(1)
Attached as Exhibit 101 to the Original Filing of the Quarterly Report on Form 10-Q were the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Income for the three months ended December 31, 2013 and 2012; (iii) unaudited Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012; (iv) unaudited Balance Sheets at December 31, 2013, September 30, 2013 and December 31, 2012; (v) unaudited Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (vi) Notes to the unaudited Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.