Form 10-Q/A
period 2014-03-31
LACLEDE GAS CO
filed 2014-05-15
CIK 57183

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

EXPLANATORY NOTE

Laclede Gas Company ("Company") is filing this Amendment No. 1 ("Amendment No. 1") to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission ("SEC") on April 29, 2014 (the "Original Filing"), solely to revise the disclosure set forth in Part I, Item 4 under the heading "Controls and Procedures." For the convenience of the reader, this Amendment No. 1 amends and restates Part I, Item 4 in its entirety.

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
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. Effective September 1, 2013, we acquired Missouri Gas Energy (“MGE”). MGE’s business constitutes 41 percent and 29 percent of net and total assets, respectively, and 37 percent of revenues of the financial statement amounts as of and for the six months ended March 31, 2014.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of MGE.

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

* Filed or furnished with the Original Filing of the Quarterly Report on Form 10-Q.

(1)
Attached as Exhibit 101 to the Original Filing of the Quarterly Report on Form 10-Q were the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Statements of Income for the three and six months ended March 31, 2014 and 2013; (iii) unaudited Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013; (iv) unaudited Balance Sheets at March 31, 2014, September 30, 2013 and March 31, 2013; (v) unaudited Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (vi) Notes to the unaudited Financial Statements. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.