Form 10-K
period 2015-09-30
LACLEDE GAS CO; LACLEDE GROUP INC; ALABAMA GAS CORP
filed 2015-11-24
CIK 57183, 1126956, 3146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended September 30, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number	Registrant, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number
1-16681	The Laclede Group, Inc. 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0878	Missouri	74-2976504
1-1822	Laclede Gas Company 700 Market Street St. Louis, MO 63101 Telephone Number 314-342-0878	Missouri	43-0368139
2-38960	Alabama Gas Corporation 2101 6th Avenue North Birmingham, Alabama 35203 Telephone Number 205-326-8100	Alabama	63-0022000
Securities registered pursuant to Section 12(b) of the Act

	Title of Each Class	Name of Each Exchange On Which Registered
The Laclede Group, Inc.	Common Stock $1.00 par value	New York Stock Exchange
Laclede Gas Company	None	Not applicable
Alabama Gas Corporation	None	Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]
Alabama Gas Corporation    Yes [ ]        No [ X ]
Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
The Laclede Group, Inc.    Yes [ X ]        No [ ]
Laclede Gas Company    Yes [ ]        No [ X ]
Alabama Gas Corporation    Yes [ ]        No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act.
The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]
Alabama Gas Corporation    Yes [ ]        No [ X ]
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
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
The Laclede Group, Inc.    [ X ]
Laclede Gas Company    [ X ]
Alabama Gas Corporation    [ X ]
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
The Laclede Group, Inc.    Yes [ ]        No [ X ]
Laclede Gas Company    Yes [ ]        No [ X ]
Alabama Gas Corporation    Yes [ ]        No [ X ]

The aggregate market value of the voting stock held by non-affiliates of The Laclede Group, Inc. amounted to $2,145,801,563 as of March 31, 2015. All of Laclede Gas Company's and Alabama Gas Corporation's equity securities are owned by The Laclede Group, Inc., their parent company and a 1934 Act Reporting Company. Laclede Gas Company and Alabama Gas Corporation meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instructions I(2) to Form 10-K.

The number of shares outstanding of each registrant’s common stock as of November 20, 2015 was as follows:

The Laclede Group, Inc.	Common Stock, par value $1.00 per share	43,350,411
Laclede Gas Company	Common Stock, par value $1.00 per share (all owned by The Laclede Group, Inc.)	24,577
Alabama Gas Corporation	Common Stock, par value $0.01 per share (all owned by The Laclede Group, Inc.)	1,972,052

Document Incorporated by Reference:
Portions of Proxy Statement for Laclede Group, Inc. to be filed on or about December 18, 2015 — Part III. Exhibit Index is found on page 145.

This combined Form 10-K represents separate filings by The Laclede Group, Inc. Laclede Gas Company, and Alabama Gas Corporation. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant, except that information relating to Laclede Gas Company and Alabama Gas Corporation is also attributed to The Laclede Group, Inc.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

Alagasco	Alabama Gas Corporation or Alabama Utility	LNG	Liquefied natural gas
Alabama Utility	Alabama Gas Corporation or Alagasco; the utility serving the Alabama region	MGE	Missouri Gas Energy
AOCI	Accumulated other comprehensive income	Missouri Utilities	Laclede Gas Company (including MGE), the utilities serving the Missouri region
APSC	Alabama Public Service Commission	MMBtu	Million British thermal units
ASC	Accounting Standards Codification	MoPSC	Missouri Public Service Commission
APUC	Algonquin Power and Utilities Corp.	MRT	Enable Mississippi River Transmission LLC
Bcf	Billion cubic feet	NEG	New England Gas Company
CAM	Cost Allocation Manual	NYSE	New York Stock Exchange
CCM	Cost Control Mechanism	NYMEX	New York Mercantile Exchange, Inc.
CNG	Compressed Natural Gas	OCI	Other comprehensive income
DOE	Department of Energy	OTCBB	Over-the-counter bulletin board
EPA	US Environmental Protection Agency	PEPL	Panhandle Eastern Pipe Line Company, LP
ESR	Enhanced Stability Reserve	PGA	Purchased Gas Adjustment
ETE	Energy Transfers Equity, LP	PP&E	Property, plant, and equipment
FASB	Financial Accounting Standards Board	REX	Rockies Express Pipeline, LLC
FERC	Federal Energy Regulatory Commission	RSE	Rate Stabilization and Equalization
FIFO	First-in, first-out	SEC	US Securities and Exchange Commission
GAAP	Accounting principles generally accepted in the United States of America	SPA	Stock Purchase Agreement with Energen to purchase 100% of the common shares of Alabama Gas Corporation (Alagasco)
Gas Utility	Operating segment including the regulated operations of Laclede Gas Company and Alabama Gas Corporation	Spire	Laclede Group's compressed natural gas fueling solutions business
Gas Marketing	Operating segment including LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities	Southern Natural Gas	Southern Natural Gas Company, LLC
GSA	Gas supply adjustment	Southern Star	Southern Star Central Gas Pipeline, Inc.
ICE	Intercontinental Exchange	SUG	Southern Union Company
ISRS	Infrastructure System Replacement Surcharge	TGIT	Tallgrass Interstate Gas Transmission, LLC
LER	Laclede Energy Resources, Inc.	TSR	Total shareholder return
LG	The Laclede Group, Inc.	Transco	Transcontinental Gas Pipe Line Company, LLC
LGC	Laclede Gas Company	US	United States
LIBOR	London Inter-Bank Offered Rate
LIFO	Last-in, first-out

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

•
Changes in gas supply and pipeline availability, including decisions by natural gas producers to reduce production or shut producing natural gas wells, expiration of existing supply and transportation arrangements that are not replaced with contracts with similar terms and pricing, as well as other changes that impact supply for and access to the markets in which our subsidiaries transact business;

•	The recent acquisitions may not achieve their intended results, including anticipated cost savings;

•	Legislative, regulatory and judicial mandates and decisions, some of which may be retroactive, including those affecting

•	allowed rates of return

•	incentive regulation

•	industry structure

•	purchased gas adjustment provisions

•	rate design structure and implementation

•	regulatory assets

•	non-regulated and affiliate transactions

•	franchise renewals

•	environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety

•	taxes

•	pension and other postretirement benefit liabilities and funding obligations

•	accounting standards;

•	The results of litigation;

•
The availability and access, in general, of funds to meet our debt obligations prior to or when they become due and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) operating cash flow, or (iii) access to the capital or credit markets;

•	Retention of, ability to attract, ability to collect from, and conservation efforts of, customers;

•
Our ability to comply with all covenants in our indentures and credit facilities any violations of which, if not cured in a timely manner, could trigger a default of our obligations under cross-default;

•
Capital and energy commodity market conditions, including the ability to obtain funds with reasonable terms for necessary capital expenditures and general operations and the terms and conditions imposed for obtaining sufficient gas supply;

•	Discovery of material weakness in internal controls; and

•	Employee workforce issues, including but not limited to labor disputes and future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets.
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

ITEM 1. BUSINESS
OVERVIEW
The Laclede Group, Inc. (Laclede Group or the Company) formed in 2000 and, effective October 1, 2001, became the public utility holding company for Laclede Gas Company (Laclede Gas or the Missouri Utilities). Laclede Gas was founded in 1857 as The Laclede Gas Light Company and it was listed on the New York Stock Exchange (NYSE) in 1889, making the Company successor to the eighth longest listed stock on the NYSE. The Laclede Gas Light Company was renamed Laclede Gas Company in 1950.
Laclede Group is committed to transforming its business and pursuing growth by: 1) growing its Gas Utility business through prudent investment in infrastructure upgrades and organic growth initiatives; 2) acquiring and integrating gas utilities; 3) modernizing its gas assets; and 4) investing in innovation and emerging markets.
The Company has two key business segments: Gas Utility and Gas Marketing. The Gas Utility segment includes the regulated operations of Laclede Gas and Alabama Gas Corporation (Alagasco or the Alabama Utility) (collectively, the Utilities). Laclede Gas, a public utility engaged in the purchase, retail distribution and sale of natural gas, is the largest natural gas distribution utility system in Missouri, serving more than 1.1 million residential, commercial and industrial customers, and is headquartered in St. Louis, Missouri. Laclede Gas serves St. Louis and eastern Missouri and, through Missouri Gas Energy (MGE), Kansas City and western Missouri. MGE was acquired by Laclede Gas on September 1, 2013. Alagasco is a public utility engaged in the purchase, retail distribution and sale of natural gas principally in central and northern Alabama, serving more than 0.4 million residential, commercial and industrial customers with primary offices located in Birmingham, Alabama. The Company purchased 100% of the common shares of Alagasco from Energen Corporation (Energen) effective on August 31, 2014.
The Gas Marketing segment includes Laclede Energy Resources, Inc. (LER), a wholly owned subsidiary engaged in the marketing of natural gas and related activities on a non-regulated basis.
As of September 30, 2015, Laclede Group had 3,078 employees, Laclede Gas had 2,169 employees (including 22 employees dedicated to LER and other subsidiaries of the Company), and Alagasco had 909 employees.
The business of the Utilities is subject to seasonal fluctuations with the peak period occurring in the winter heating season, typically November through April of each fiscal year. Consolidated operating revenues contributed by each segment for the last three fiscal years are presented below. For more detailed financial information regarding the segments, see Note 14, Information by Operating Segment, of the Notes to Financial Statements in Item 8.

(Dollars in millions)	2015	2014	2013
Gas Utility	$1,891.8	$1,462.6	$847.2
Gas Marketing	84.6	164.6	169.8
Total Operating Revenues	$1,976.4	$1,627.2	$1,017.0
2015 Gas Utility operating results include twelve months each of MGE and Alagasco revenues. 2014 Gas Utility operating results include twelve months of MGE revenues and one month of Alagasco revenues. 2013 Gas Utility operating results include one month of MGE revenues.
Laclede Group’s common stock is listed on the New York Stock Exchange (NYSE) and trades under the ticker symbol “LG.” The following table reflects Laclede Group shares issued during the two most recent fiscal years:

	2015	2014
Common Stock Issuance	—	10,350,000
Dividend Reinvestment and Stock Purchase Plan (DRIP)	31,166	33,667
Equity Incentive Plan	125,441	97,902
Total Shares Issued	156,607	10,481,569
During fiscal 2015 and 2014, shares were issued at historically consistent levels for Laclede Group's DRIP and Equity Incentive Plan. Shares were issued during 2014 to effect the Alagasco acquisition.
During fiscal 2015, neither Laclede Gas nor Alagasco issued shares to Laclede Group, but during fiscal 2014 Laclede Gas issued 28 shares. For more detailed common stock information of Laclede Group, Laclede Gas and Alagasco, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
The information Laclede Group, Laclede Gas and Alagasco file or furnish to the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and their amendments, and proxy statements are available free of charge under "SEC Filings and Annual Reports" in the Investor Relations section of

Laclede Group's website, www.TheLacledeGroup.com, as soon as reasonably practical after the information is filed with or furnished to the SEC. Information contained on Laclede Group's website is not incorporated by reference in this report.
GAS UTILITY
Natural Gas Supply
The Utilities' fundamental gas supply strategy is to meet the two-fold objective of 1) ensuring a dependable gas supply is available for delivery when needed and 2) insofar as is compatible with that dependability, purchasing gas that is economically priced. In structuring their natural gas supply portfolio, the Utilities focus on natural gas assets that are strategically positioned to meet the Utilities' primary objectives.
Laclede Gas
Laclede Gas focuses its gas supply portfolio around a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement its regionally diverse firm transportation arrangements. In eastern Missouri, Laclede Gas utilizes both Mid-Continent and Gulf Coast gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. In western Missouri, both Mid-Continent and Rocky Mountain gas sources are utilized by MGE to provide a level of supply diversity that accesses low cost supplies while providing a natural gas price arbitrage.
In fiscal year 2015, Laclede Gas purchased natural gas from 41 different suppliers to meet its total service area current gas sales and storage injection requirements. Laclede Gas entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature sensitive needs of its customers. Natural gas purchased by Laclede Gas for delivery to its service area through the Enable Mississippi River Transmission LLC (MRT) system totaled 60.5 billion cubic feet (Bcf). Laclede Gas also holds firm transportation on several other interstate pipeline systems that provide access to gas supplies upstream of MRT. In addition to natural gas deliveries from MRT, 57.2 Bcf was purchased on the Southern Star Central Gas Pipeline, Inc. (Southern Star), 10.0 Bcf was purchased on the MoGas Pipeline LLC (MoGas), 2.9 Bcf was purchased on the Tallgrass Interstate Gas Transmission, LLC (TGIT) system, 1.1 Bcf was purchased on the Panhandle Eastern Pipe Line Company, LP (PEPL) system, and 0.6 Bcf was purchased on the Rockies Express Pipeline, LLC (REX) system. Some of Laclede Gas’ commercial and industrial customers purchased their own gas with Laclede Gas transporting 42.9 Bcf to them through its distribution system.
The fiscal year 2015 peak day send out of natural gas to Laclede Gas customers in both eastern and western Missouri, including transportation customers, occurred on January 7, 2015. The average temperature was 7.0 degrees Fahrenheit in St. Louis and 8.0 degrees Fahrenheit in Kansas City. On that day, the Missouri Utilities' customers consumed 1.67 Bcf of natural gas. For eastern Missouri, about 76% of this peak day demand was met with natural gas transported to St. Louis through the MRT, MoGas, and Southern Star transportation systems, and the other 24% was met from Laclede Gas' on-system storage and peak shaving resources. For western Missouri, this peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TGIT, and REX transportation systems.
Alagasco
Alagasco’s distribution system is connected to two major interstate natural gas pipeline systems, Southern Natural Gas Company, L.L.C. (Southern Natural Gas) and Transcontinental Gas Pipe Line Company, LLC (Transco). It is also connected to two intrastate natural gas pipeline systems.
Alagasco purchases natural gas from various natural gas producers and marketers. Certain volumes are purchased under firm contractual commitments with other volumes purchased on a spot market basis. The purchased volumes are delivered to Alagasco’s system using a variety of firm transportation, interruptible transportation and storage capacity arrangements designed to meet the system’s varying levels of demand.
In fiscal year 2015, Alagasco purchased natural gas from 15 different suppliers to meet current gas sales, storage injection, and LNG liquefaction requirements, of which six are under long-term supply agreements. Approximately 62.7 Bcf was transported by Southern Natural Gas, 7.1 Bcf by Transco, and 5.3 Bcf through intrastate pipelines to the Alagasco delivery points for its residential, commercial, and industrial customers.
The fiscal year 2015 peak day send out for Alagasco was 0.6 Bcf on January 7, 2015, when the average temperature was 22.0 degrees Fahrenheit in Birmingham, of which 84% was met with supplies transported through Southern Natural Gas, Transco and intrastate facilities and 16% was met with supplies from Alagasco's four liquefied natural gas (LNG) peak shaving facilities.

Natural Gas Storage
Laclede Gas
For its eastern service area, Laclede Gas has a contractual right to store 21.6 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, and for its western service area 16.3 Bcf of gas storage in Southern Star system storage facilities located in Kansas and Oklahoma, as well as 1.4 Bcf of firm storage on PEPL’s system storage. MRT’s tariffs allow injections into storage from May 16 through November 15 and require the withdrawal from storage of all but 2.1 Bcf from November 16 through May 15. Southern Star tariffs allow both injections and withdrawals into storage year round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.
In addition, in eastern Missouri, Laclede Gas supplements pipeline gas with natural gas withdrawn from its own underground storage field located in St. Louis and St. Charles Counties in Missouri. The field is designed to provide approximately 0.3 Bcf of natural gas withdrawals on a peak day and maximum annual net withdrawals of approximately 4.0 Bcf of natural gas based on the inventory level that Laclede Gas plans to maintain.
Alagasco
Alagasco has a contractual right to store 12.5 Bcf of gas with Southern Natural Gas, 0.2 Bcf of gas with Transco and 0.2 Bcf of gas with Tennessee Gas Pipeline. In addition, the Alagasco has 1.8 Bcf of LNG storage that can provide the system with up to an additional 0.2 Bcf of natural gas daily to meet peak day demand.
Regulatory Matters
For details on regulatory matters, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.
Other Pertinent Matters
Laclede Gas is the only distributor of natural gas within its franchised service areas, while Alagasco is the main distributor of natural gas in its service areas. The principal competition for the Utilities comes from the local electric companies. Other competitors in the service areas include suppliers of fuel oil, coal, propane, natural gas pipelines that can directly connect to large volume customers, for the Missouri Utilities, district steam systems in the downtown areas of both St. Louis and Kansas City, and for Alagasco, from municipally or publicly owned gas distributors located adjacent to its service territory. Coal is price competitive as a fuel source for very large boiler plant loads, but environmental requirements for coal have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. In certain cases, district steam has been competitive with gas for downtown St. Louis and Kansas City area heating users.
Laclede Gas' residential, commercial, and small industrial markets represented approximately 91% of its operating revenue for fiscal 2015. Alagasco's residential, commercial, and small industrial markets represented approximately 79% of its operating revenue for the twelve months ended September 30, 2015. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities' competitive exposures are presently limited to space and water heating applications. Certain alternative heating systems can be cost competitive in traditional markets.
Laclede Gas offers gas transportation service to its large-user industrial and commercial customers. The tariff approved for that type of service produces a margin similar to that which the Missouri Utilities would have received under their regular sales rates. Alagasco’s transportation tariff allows the Alabama Utility to transport gas for large commercial and industrial customers rather than buying and reselling it to them and is based on the Alabama Utility’s sales profit margin so that operating margins are unaffected. During 2015, substantially all of Alagasco’s large commercial and industrial customer deliveries involved the transportation of customer-owned gas.
The Utilities are subject to various environmental laws and regulations that, to date, have not materially affected the Utilities' or the Company’s financial position and results of operations. For a detailed discussion of environmental matters, see Note 16, Commitment and Contingencies, of the Notes to Financial Statements in Item 8.

Union Agreements
As of September 30, 2015, the Company had approximately 1,897 employees represented by organized labor unions. The Company believes labor relations with its employees are good. Should that condition change, the Company could experience labor disputes, work stoppages or other disruptions in production that could negatively impact the Company’s results of operations and cash flows.
The following table presents the Company's various labor agreements as of September 30, 2015:

Union	Local	Employees Covered	Contract Start Date	Contract End Date
Laclede Gas Company (eastern Missouri)
United Steel, Paper and Forestry, Rubber Manufacturing, Allied-Industrial and Service Workers International Union (USW)	884	60	August 1, 2015	July 31, 2018
USW	11-6	858	August 1, 2015	July 31, 2018
USW	11-194	142	August 1, 2015	July 31, 2018

Missouri Gas Energy (western Missouri)
USW	12561	126	June 1, 2014	July 31, 2016
USW	14228	38	June 1, 2014	July 31, 2016
USW	11-267	32	June 1, 2014	July 31, 2016
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	193	June 1, 2014	July 31, 2016
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	49	June 1, 2014	July 31, 2016
International Brotherhood of Electrical Workers (IBEW)	53	4	April 30, 2014	July 31, 2016

Total Laclede Gas Company		1,502

Alabama Gas Corporation
USW	12030	212	December 19, 2014	April 30, 2017
USW	12030-A	67	May 1, 2014	April 30, 2017
United Association of Gas Fitters	548	116	July 1, 2013	June 30, 2016

Total Alabama Gas Corporation		395

Operating Revenues and Customer Information
Revenues and therms sold and transported for the Gas Utility segment for the last three fiscal years are as follows (before intersegment eliminations):

Gas Utility Operating Revenues
(Dollars in millions)	2015	2014*	2013**
Residential	$1,263.1	$974.3	$556.8
Commercial & Industrial	462.3	357.1	184.1
Interruptible	2.3	2.1	3.5
Transportation	92.2	32.4	15.3
Off-System and Other Incentive	76.2	79.5	90.2
Provisions for Refunds and Other	(0.3)	22.4	7.9
Total Utility Operating Revenues	$1,895.8	$1,467.8	$857.8

Gas Utility Therms Sold and Transported
(In millions)	2015	2014*	2013**
Residential	1,065.1	952.9	496.6
Commercial & Industrial	491.6	435.6	229.6
Interruptible	3.6	3.5	3.1
Transportation	989.0	484.6	160.4
System Therms Sold and Transported	2,549.3	1,876.6	889.7
Off-System	193.5	125.8	229.4
Total Utility Therms Sold and Transported	2,742.8	2,002.4	1,119.1

*	Includes Alagasco for the one month ended September 30, 2014.
**	Includes MGE for the one month ended September 30, 2013.
The following table presents our Gas Utility customers for the last three fiscal years, based on an annual average number of customers:

Gas Utility Customers	2015*	2014**	2013***
Residential	1,434,584	1,418,422	1,022,026
Commercial & Industrial	132,388	133,799	99,671
Interruptible	18	18	17
Transportation	796	795	513
Total Utility Customers	1,567,786	1,553,034	1,122,227

*	Includes MGE and Alagasco for the twelve months ended September 30, 2015.
**
Includes Alagasco for the month of September 2014. The number of customers for 2014 is based on average customers over the twelve months ended September 30, 2014, while only including Alagasco customers for the month of ownership. Restated to align methodology.

***	Includes MGE for the one month ended September 30, 2013. Restated to align methodology.
Total annual average number of customer for Laclede Gas and Alagasco for fiscal 2015 was 1,148,339 and 419,447, respectively.
Laclede Gas has franchises in nearly all the communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows Laclede Gas, among other things, to install pipes and construct other facilities in the community. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Laclede Gas' current public utility businesses in the state of Missouri. In recent years, although certain franchise agreements have expired, including Clayton, North Kansas City, Cameron, and Riverside, Laclede Gas has continued to provide service in those communities without formal franchises.
Alagasco has franchises in nearly all the communities where it provides service with terms varying from five years to an indefinite duration. Generally, a franchise allows Alagasco, among other things, to install pipes and construct other facilities in the community. All of the franchises are free from unduly burdensome restrictions and are adequate for the conduct of Alagasco's current public utility business in the state of Alabama.

GAS MARKETING
LER is engaged in the marketing of natural gas and providing energy services to both on-system utility transportation customers and customers outside of the Utilities' traditional service areas. During fiscal year 2015, LER utilized 17 interstate and intrastate pipelines and 107 suppliers to market natural gas to its customers primarily in the Midwest. LER served more than 225 retail customers and 120 wholesale customers. Through its retail operations, LER offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of buying and selling natural gas to other marketers, producers, utilities, power generators, pipelines, and municipalities. Wholesale activities currently represent a majority of LER’s total business.
In the course of its business, LER enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, LER contracts for transportation capacity on various pipelines from both pipeline companies and through the secondary capacity market from third parties. Throughout fiscal year 2015, LER held approximately 0.4 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, LER enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time LER sells the natural gas to third parties. As of September 30, 2015, LER has contracted for approximately 4.5 Bcf of such storage and park and loan capacity for the 2015-2016 winter period.
LER’s strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities. Overall, fiscal 2015 had significantly fewer opportunities for LER due primarily to volatility and extreme price spikes as compared to fiscal 2014. However, LER was able to expand its producer services business and sales to power generation markets.
OTHER
The principal drivers of the Other results for fiscal 2015 and fiscal 2014 has been interest expense related to the 2014 debt issue to finance the Alagasco acquisition and expenses attributable to the Alagasco transaction and MGE integration.
This category also includes Laclede Pipeline Company, a 100% owned subsidiary of Laclede Group, which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction. This pipeline allows Laclede Gas to receive propane that may be used to supplement its natural gas supply and meet peak demands on its distribution system. Laclede Pipeline Company also provides transportation services to third parties.
Additionally, this category includes Laclede Group’s subsidiaries that are engaged in compression of natural gas, oil production, real estate development, risk management, and financial investments in other enterprises, among other activities. These operations are conducted through seven subsidiaries.

ITEM 1A. RISK FACTORS
Laclede Group’s and the Utilities' business and financial results are subject to a number of risks and uncertainties, including those set forth below. The risks described below are those the Company and the Utilities consider to be material. When considering any investment in Laclede Group or the Utilities' securities, investors should carefully consider the following information, as well as information contained in the caption "Forward-Looking Statements," Item 7A, and other documents Laclede Group and Laclede Gas file with the SEC. This list is not exhaustive, and Laclede Group's and the Utilities' respective management places no priority or likelihood based on the risk descriptions, order of presentation or grouping by subsidiary. All references to dollar amounts are in millions.
RISKS AND UNCERTAINTIES THAT RELATE TO THE BUSINESS AND FINANCIAL RESULTS OF LACLEDE GROUP AND ITS SUBSIDIARIES
As a holding company, Laclede Group depends on its operating subsidiaries to meet its financial obligations.
Laclede Group is a holding company with no significant assets other than the stock of its operating subsidiaries and cash investments. Laclede Group, and Laclede Gas prior to Laclede Group’s formation, have paid dividends continuously since 1946. Laclede Group’s ability to pay dividends to its shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments. In addition, because it is a holding company and the substantial portion of its assets are represented by its holdings in the Utilities, the risks faced by the Utilities as described under RISKS THAT RELATE TO THE GAS UTILITY SEGMENT below may also adversely affect Laclede Group’s cash flows, liquidity, financial condition and results of operations.
A downgrade in Laclede Group’s and/or its subsidiaries' credit ratings may negatively affect its ability to access capital.
Currently, Laclede Group and its utility subsidiaries have investment grade credit ratings, which are subject to review and change by the rating agencies. Laclede Group, Laclede Gas and Alagasco each have a working capital line of credit to meet its short-term liquidity needs. Laclede Group’s line of credit may also be used to meet the liquidity needs of any of its subsidiaries. If the rating agencies lowered the credit rating at any of these entities, particularly below investment grade, it might significantly limit such entity’s ability to secure new or additional credit facilities and would increase its costs of borrowing. Laclede Group’s or the Utilities’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on their ability to execute their operating strategies. In the fourth quarter of 2014, Laclede Group issued its first public debt and received its first senior unsecured debt ratings. Standard & Poor’s rated Laclede Group debt BBB+, one notch lower than its issuer rating of A-, while Fitch also rated the Laclede Group debt at BBB+, equal to its issuer rating, and Moody’s (which does not use issuer ratings) rated the Laclede Group debt at Baa2. These rating levels have no specific implications for Laclede Group's corporate funding ability or our ability to access the capital markets, nor do they trigger any collateralization requirements under Laclede Group's corporate guarantees. There is no assurance that such credit ratings for any of the Laclede Group companies will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant.
Unexpected losses may adversely affect Laclede Group’s or its subsidiaries financial condition and results of operations.
As with most businesses, there are operations and business risks inherent in the activities of Laclede Group’s subsidiaries. If, in the normal course of business, Laclede Group or any of its subsidiaries becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, or penalties or be resolved on unfavorable terms. In accordance with customary practice, Laclede Group and its subsidiaries maintain insurance against a significant portion of, but not all, risks and losses. In addition, in the normal course of its operations, Laclede Group and its subsidiaries may be exposed to loss from other sources, such as bad debt expense or the failure of a counterparty to meet its financial obligations. Laclede Group and its operating companies employ many strategies to gain assurance that such risks are appropriately managed, mitigated, or insured, as appropriate. To the extent a loss is not fully covered by insurance or other risk mitigation strategies, that loss could adversely affect the Company’s and/or its subsidiaries' financial condition and results of operations.
Increased inter-dependence on technology may hinder Laclede Group’s and its subsidiaries' business operations and adversely affect their financial condition and results of operations if such technologies fail or are compromised.
Over the last several years, Laclede Group and its subsidiaries have implemented a variety of technological tools including both Company-owned information technology and technological services provided by outside parties. In fiscal year 2013, the Company completed its implementation of a Company-wide enterprise resource planning (ERP) system. These tools and systems support critical functions including Laclede Group and its subsidiaries' integrated planning, scheduling and dispatching of field resources, its automated meter reading system, customer care and billing, procurement and accounts payable, operational plant logistics, management reporting, and external financial reporting. The failure of these or other similarly important technologies, or the Company’s or its subsidiaries' inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder their business operations and adversely impact their financial condition and results of operations.
Although the Company and its subsidiaries have, when possible, developed alternative sources of technology and built redundancy into their computer networks and tools, there can be no assurance that these efforts to date would protect against all potential issues related to the loss of any such technologies or the Utilities’ use of such technologies.
Laclede Gas completed the acquisition of the assets and liabilities of MGE near the end of fiscal 2013. Through fiscal 2015, Laclede Gas integrated MGE’s data into its systems, with the final migration to Laclede Gas' technology platforms occurring in September 2015.
The Company completed the acquisition of the common stock of Alagasco near the end of fiscal 2014. Alagasco utilizes a different ERP system which will remain in place pending review of the Company's long-term ERP needs during the integration process.
Furthermore, the Company and its subsidiaries are subject to cyber-security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company and its subsidiaries in the normal course of business, as well as breaches in the technology that manages natural gas distribution operations and other business processes. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect the Company’s and its subsidiaries' reputation, diminish customer confidence, disrupt operations, and subject the Company and its subsidiaries to possible financial liability, any of which could have a material effect on the Company’s and its subsidiaries' financial condition and results of operations. The Company and its subsidiaries closely monitor both preventive and detective measures to manage these risks and maintain cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is not fully covered by insurance, it could adversely affect the Company’s and its subsidiaries' financial condition and results of operations.
Resources expended to pursue business acquisitions, investments or other business arrangements may adversely affect Laclede Group’s financial position and results of operations and return on investments made may not meet expectations.
From time to time, Laclede Group may seek to grow through strategic acquisitions, investments or other business arrangements, including the recent MGE and Alagasco acquisitions, the opening of public compressed natural gas (CNG) stations or other future opportunities. Attractive acquisition candidates may be difficult to acquire on economically acceptable terms. It is possible for Laclede Group to expend considerable resources pursuing an acquisition candidate, but for a variety of reasons such as changes in economic conditions, changes in the acquisition candidate’s business or concerns arising out of due diligence review, decide not to consummate a definitive transaction. To the extent that acquisitions are made, such acquisitions involve a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial efficiencies expected to result from an acquisition do not develop. The failure to complete an acquisition successfully, or to integrate future acquisitions that it may choose to undertake could have an adverse effect on the Company's financial condition and results of operations and the market’s perception of the Company’s execution of its strategy.
In order to manage and diversify the risks of certain development projects, Laclede Group may use partnerships or other investments. Such business arrangements may limit Laclede Group’s ability to fully direct the management and policies of the business relationship. These arrangements may cause additional risks such as operating agreements limiting Laclede Group's control or Laclede Group's ability to appropriately value the business drivers or assets of the business arrangement. While Laclede Group would pursue strategies to mitigate these risks and enforce its interests, these risks may adversely impact the projects and Laclede Group’s financial condition, results of operations and cash flows.
In addition, to the extent Laclede Group engages in any of the above activities together with or through one or more of its subsidiaries, including the Utilities, such subsidiaries may face the same risks.
Workforce risks may affect the Company's financial results.
The Company and its subsidiaries are subject to various workforce risks, including, but not limited to, the risk that it will be unable to attract and retain qualified personnel; that it will be unable to effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire; and that it will be unable to reach collective bargaining arrangements with the unions that represent certain of its workers, which could result in work stoppages.

Changes in accounting standards may adversely impact the Utilities’ financial condition and results of operations.
Laclede Group and its subsidiaries are subject to changes in US Generally Accepted Accounting Principles (GAAP), SEC regulations and other interpretations of financial reporting requirements for public utilities.  Neither the Company nor any of its subsidiaries have any control over the impact these changes may have on their financial condition or results of operations nor the timing of such changes. The potential issues associated with rate-regulated accounting, along with other potential changes to GAAP that the US Financial Accounting Standards Board (FASB) continues to consider may be significant.
RISKS RELATED TO THE COMPANY'S AND ITS SUBSIDIARIES' ACQUISITION AND INTEGRATION ACTIVITIES
As a result of recent acquisitions, the Company and its subsidiaries are subject to risks related to its level of indebtedness.
In connection with the Alagasco and MGE acquisitions, Laclede Group and Laclede Gas incurred additional debt to pay a portion of the acquisition cost and transaction expenses. On August 19, 2014 Laclede Group issued unsecured debt in the aggregate principal amount of $625.0 to finance the acquisition of Alagasco. On August 13, 2013, Laclede Gas issued debt in the aggregate principal amount of $450.0 to finance the acquisition of MGE. Laclede Group's total consolidated indebtedness as of September 30, 2015 was $2,189.5 ($338.0 of short-term borrowings and $1,851.5 of long-term debt, including current portion) and Laclede Gas' total indebtedness as of September 30, 2015 was $1,041.1 ($233.0 of short-term borrowings, including borrowings from affiliates, and $808.1 of long-term debt).
Laclede Group’s and Laclede Gas' debt service obligations with respect to this increased indebtedness could have an adverse impact on their earnings and cash flows (which after the acquisitions include the earnings and cash flows of MGE and, in the case of Laclede Group, Alagasco) for as long as the indebtedness is outstanding. Among other risks, the increase in indebtedness may:

•	make it more difficult for Laclede Group or Laclede Gas to pay or refinance their debts as they become due during adverse economic and industry conditions;

•
limit the Company’s or Laclede Gas' flexibility to pursue other strategic opportunities or react to changes in its business and the industry in which they operate and, consequently, place them at a competitive disadvantage to competitors with less debt;

•
require an increased portion of the Company’s or Laclede Gas' cash flows from operations of their respective subsidiaries to be used for debt service payments, thereby reducing the availability of their cash flows to fund working capital, capital expenditures, dividend payments and other general corporate activities;

•
result in a downgrade in the credit rating of Laclede Group’s or the Utilities’ indebtedness, which could limit the Utilities’ ability to borrow additional funds or increase the interest rates applicable to Utilities’ indebtedness;

•	result in higher interest expense in the event of an increase in market interest rates for both long-term debt and short-term commercial paper or bank loans at variable rates;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or covenants be placed on the Company or Laclede Gas.
Based upon current levels of operations, Laclede Group or Laclede Gas expect to be able to generate sufficient cash through earnings on a consolidated basis or through refinancing to make all of the principal and interest payments when such payments are due under their existing credit agreements, indentures and other instruments governing outstanding indebtedness; but there can be no assurance that Laclede Group or Laclede Gas will be able to repay or refinance such borrowings and obligations in future periods.
In addition, in order to maintain investment-grade credit ratings, Laclede Group and Laclede Gas may consider it appropriate to reduce the amount of indebtedness outstanding following the acquisitions. This may be accomplished in several ways, including, in the case of Laclede Group, issuing additional shares of common stock or securities convertible into shares of common stock, or in the case of Laclede Group or Laclede Gas, reducing discretionary uses of cash or a combination of these and other measures. Issuances of additional shares of common stock or securities convertible into shares of common stock would have the effect of diluting the ownership percentage that shareholders hold in the Company, increasing the Company’s dividend payment obligations and perhaps reducing the reported earnings per share.
Recent acquisitions may not achieve their intended results, including anticipated efficiencies and cost savings.
Although the Company and its subsidiaries expect that the recent acquisitions will result in various benefits, including a significant cost savings and other financial and operational benefits, there can be no assurance regarding when or the extent to which the Company and its subsidiaries will be able to realize or retain these benefits. Achieving and retaining the anticipated benefits, including cost savings, is subject to a number of uncertainties, including whether the assets acquired can be operated in the manner the Company and its subsidiaries intended. Events outside of the control of the Company and its subsidiaries, including but not limited to regulatory changes or developments, could also adversely affect their ability to realize the anticipated benefits from the acquisitions.
Thus, the integration of Alagasco may be unpredictable, subject to delays or changed circumstances, and the Company and its subsidiaries can give no assurance that the acquisitions will perform in accordance with their expectations or that their expectations with respect to integration or cost savings as a result of the Alagasco acquisition will materialize. In addition, the anticipated costs to the Company and its subsidiaries to achieve the integration of Alagasco may differ significantly from their current estimates. The integration may place an additional burden on management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on the Company's and its subsidiaries' business, financial condition and expected operating results.
In connection with the MGE and the Alagasco acquisitions, Laclede Gas and Laclede Group, respectively, recorded goodwill and long-lived assets that could become impaired and adversely affect its financial condition and results of operations.
Laclede Group and Laclede Gas will assess goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company and Laclede Gas will assess their long-lived assets for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the Company and Laclede Gas may be required to incur impairment charges that could have a material impact on their results of operations. No impairment of long-lived assets was recorded during 2015 or 2014.
Since interest rates are a key component, among other assumptions, in the models used to estimate the fair values of the Company's reporting units, as interest rates rise, the calculated fair values decrease and future impairments may occur. Due to the subjectivity of the assumptions and estimates underlying the impairment analysis, Laclede Group and Laclede Gas cannot provide assurance that future analyses will not result in impairment. These assumptions and estimates include projected cash flows, current and future rates for contracted capacity, growth rates, weighted average cost of capital and market multiples. For additional information, see Item 7, Critical Accounting Policies.
RISKS THAT RELATE TO THE GAS UTILITY SEGMENT
Regulation of the Utilities’ businesses may impact rates they are able to charge, costs, and profitability.
The Utilities are subject to regulation by federal, state and local regulatory authorities. At the state level, the Utilities are regulated by regulatory authorities in Missouri by the Missouri Public Service Commission (MoPSC) and in Alabama by the Alabama Public Service Commission (APSC). The state regulatory authorities regulate many aspects of the Utilities’ distribution operations, including construction and maintenance of facilities, operations, safety, the rates that the Utilities may charge customers, the terms of service to their customers, transactions with their affiliates, and the rate of return that they are allowed to realize; as well as the accounting treatment for certain aspects of their operations. For further discussion of these accounting matters, see Item 7, Critical Accounting Policies pertaining to the Utilities’ operations.
The Utilities’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return is subject to regulatory review and approval. There can be no assurance that they will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. The first Missouri Utilities general rate case filed after October 1, 2015 must be for both the legacy Laclede Gas and the MGE operations. Alagasco’s rate setting process, Rate Stabilization and Equalization (RSE), is subject to regulation by the APSC and is implemented pursuant to an APSC order that will continue beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with the law. Under the current RSE order, Alagasco is allowed to earn a return on average common equity between 10.5% and 10.95%. Quarterly reviews are conducted by the APSC and if it is determined that Alagasco will exceed the allowed range of return, rates are reduced to bring the projected return within the allowed range.  Rates can only be increased once a year effective December 1. Alagasco’s year-end equity under RSE is limited to 56.5% of total capitalization, subject to certain adjustments. The RSE order includes a Cost Control Mechanism (CCM) which requires Alagasco’s operation and maintenance expenses to be within an allowed index range based on inflation-adjusted from 2007 actual operation and maintenance (O&M) expenses.  If O&M expenses exceed the index range, 75% of the amount over the range is returned to customers through future rate adjustments.
The Utilities could incur additional costs if required to adjust to new laws or regulations, revisions to existing laws or regulations or changes in interpretations of existing laws or regulations such as the Dodd-Frank Act. In addition, as the regulatory environment for the natural gas industry increases in complexity, the risk of inadvertent noncompliance could also increase. If the Utilities fail to comply with applicable laws and regulations, whether existing or new, they could be subject to fines, penalties or other enforcement action by the authorities that regulate the Utilities’ operations.

The Utilities are involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect their results of operations, cash flows and financial condition.
The Utilities are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require the Utilities to make payments in excess of amounts provided for in their financial statements, or to the extent they are not covered by insurance, could adversely affect the Utilities’ results of operations, cash flows and financial condition.
The Utilities’ liquidity may be adversely affected by delays in recovery of their costs, due to regulation.
In the normal course of business, there may be a lag between when the Utilities incur increases in certain of their costs and the time in which those costs are considered for recovery in the ratemaking process. Cash requirements for increased operating costs, increased funding levels of defined benefit pension and postretirement costs, capital expenditures, and other increases in the costs of doing business may require outlays of cash prior to the authorization of increases in rates charged to customers, as approved by the MoPSC and APSC. Accordingly, the Utilities’ liquidity may be adversely impacted to the extent higher costs are not timely recovered from their customers. The first Missouri Utilities general rate case filed after October 1, 2015 is required to be for both the legacy Laclede Gas and the MGE operations.
The Utilities’ ability to meet their customers’ natural gas requirements may be impaired if contracted gas supplies, interstate pipeline and/or storage services are not available or delivered in a timely manner.
In order to meet their customers’ annual and seasonal natural gas demands, the Utilities must obtain sufficient supplies, interstate pipeline capacity, and storage capacity. If they are unable to obtain these, either from their suppliers’ inability to deliver the contracted commodity or the inability to secure replacement quantities, the Utilities’ financial condition and results of operations may be adversely impacted. If a substantial disruption in interstate natural gas pipelines’ transmission and storage capacity were to occur during periods of heavy demand, the Utilities’ financial results could be adversely impacted.
The Utilities’ liquidity and, in certain circumstances, the Utilities’ results of operations may be adversely affected by the cost of purchasing natural gas during periods in which natural gas prices are rising significantly.
The Missouri Utilities' tariff rate schedules contain Purchased Gas Adjustment (PGA) clauses and the Alabama Utility’s tariff rate schedule contains a Gas Supply Adjustment (GSA) rider that permit the Utilities to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources.
Currently, the Missouri Utilities are allowed to adjust the gas cost component of rates up to four times each year while the Alabama Utility may adjust its gas cost component of its rates on a monthly basis. The Missouri Utilities must make a mandatory gas cost adjustment at the beginning of the winter, in November, and during the next twelve months may make up to three additional discretionary gas cost adjustments, so long as each of these adjustments is separated by at least two months.
The MoPSC typically approves the Missouri Utilities' PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect revenues. Alagasco's GSA changes are submitted for APSC review on a monthly basis, regardless of whether there is a request for a change, so prudence review occurs on an ongoing basis.
Increases in the prices the Utilities charge for gas may also adversely affect revenues because they could lead customers to reduce usage and cause some customers to have trouble paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Rapid increases in the price of purchased gas may result in an increase in short-term debt.
To lower financial exposure to commodity price fluctuations, Laclede Gas enters into contracts to hedge the forward commodity price of its natural gas supplies. As part of this strategy, Laclede Gas may use fixed-price, forward, physical purchase contracts, swaps, futures, and option contracts. However, Laclede Gas does not hedge the entire exposure of energy assets or positions to market price volatility, and the coverage will vary over time. Any costs, gains, or losses experienced through hedging procedures, including carrying costs, generally flow through the PGA clause, thereby limiting the Missouri Utilities' exposure to earnings volatility. However, variations in the timing of collections of such gas costs under the PGA clause and the effect of cash payments for margin deposits associated with the Missouri Utilities' use of natural gas derivative instruments may cause short-term cash requirements to vary. These procedures remain subject to prudence review by the MoPSC.

The Alabama Utility currently does not utilize risk mitigation strategies that incorporate commodity hedge instruments, but has the ability to do so through its GSA.
The Utilities' business activities are concentrated in two states.
The Utilities provide natural gas distribution services to customers in Missouri and Alabama. Changes in the regional economies, politics, regulations and weather patterns of these states could negatively impact the Utilities' growth opportunities and the usage patterns and financial condition of customers and could adversely affect the Utilities' earnings, cash flow, and financial position.
The Utilities may be adversely affected by economic conditions.
Periods of slowed economic activity generally result in decreased energy consumption, particularly by industrial and large commercial companies, a loss of existing customers, fewer new customers especially in newly constructed buildings. As a consequence, national or regional recessions or other downturns in economic activity could adversely affect the Utilities’ revenues and cash flows or restrict their future growth. Economic conditions in the Utilities’ service territories may also adversely impact the Utilities’ ability to collect accounts receivable, resulting in an increase in bad debt expenses.
Environmental laws and regulations may require significant expenditures or increase operating costs.
The Utilities are subject to federal, state and local environmental laws and regulations affecting many aspects of their present and future operations. These laws and regulations require the Utilities to obtain and comply with a wide variety of environmental licenses, permits, inspections, and approvals. Failure to comply with these laws and regulations and failure to obtain any required permits and licenses may result in costs to the Utilities in the form of fines, penalties or business interruptions, which may be material. In addition, existing environmental laws and regulations could be revised or reinterpreted and/or new laws and regulations could be adopted or become applicable to the Utilities or their facilities, thereby impacting the Utilities’ cost of compliance. The discovery of presently unknown environmental conditions, including former manufactured gas plant sites, and claims against the Utilities under environmental laws and regulations may result in expenditures and liabilities, which could be material. To the extent environmental compliance costs are not fully covered by insurance or recovered in rates from customers, those costs may have an adverse effect on the Utilities’ financial condition and results of operations.
The Utilities are subject to pipeline safety and system integrity laws and regulations that may require significant expenditures or significant increases in operating costs.
Such laws and regulations affect various aspects of the Utilities’ present and future operations. These laws and regulations require the Utilities to maintain pipeline safety and system integrity by identifying and reducing pipeline risks. Compliance with these laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates.
Failure to comply may result in fines, penalties, or injunctive measures that would not be recoverable from customers in rates and could result in a material effect on the Utilities’ financial condition and results of operations.
Transporting, distributing, and storing natural gas and transporting and storing propane involves numerous risks that may result in accidents and other operating risks and costs.
There are inherent in gas distribution activities a variety of hazards and operations risks, such as leaks, accidental explosions, including third party damages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to the Utilities. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. Similar risks also exist for Laclede Gas' propane storage and transmission operations. These activities may subject the Utilities to litigation or administrative proceedings from time to time. Such litigation or proceedings could result in substantial monetary judgments, fines, or penalties against the Utilities or be resolved on unfavorable terms. The Utilities are subject to federal and state laws and regulations requiring the Utilities to maintain certain safety and system integrity measures by identifying and managing storage and pipeline risks. Compliance with these laws and regulations, or future changes in these laws and regulations, may result in increased capital, operating and other costs which may not be recoverable in a timely manner from customers in rates. In accordance with customary industry practices, the Utilities maintain insurance against a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these events is not fully covered by insurance, it could adversely affect the Utilities’ financial condition and results of operations.

Because of the highly competitive nature of its business, the Utilities may not be able to retain existing customers or acquire new customers, which would have an adverse impact on its businesses, operating results and financial conditions.
The Utilities face the risk that customers may bypass gas distribution services by gaining distribution directly from interstate pipelines or, in the case of Alagasco, also from municipally or publicly owned gas distributors located adjacent to its service territory. The Utilities cannot provide any assurance that increased competition or other changes in legislation, regulation or policies will not have a material adverse effect on their business, financial condition or results of operation.
The Utilities compete with distributors offering a broad range of services and prices, from full-service distributors to those offering delivery only. The Utilities also compete for retail customers with suppliers of alternative energy products, principally propane and electricity. If they are unable to compete effectively, the Utilities may lose existing customers and/or fail to acquire new customers, which could have a material adverse effect on their business, operating results and financial condition.
Changes in the wholesale costs of purchased natural gas supplies may adversely impact the Utilities’ competitive position compared with alternative energy sources.
Changes in wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane, or other energy sources may affect the Utilities’ retention of natural gas customers and may adversely impact their financial condition and results of operations.
Significantly warmer-than-normal weather conditions, the effects of climate change, and other factors that influence customer usage may affect the Utilities’ sale of heating energy and adversely impact their financial position and results of operations.
The Utilities’ earnings are primarily generated by the sale of heating energy. The Missouri Utilities have weather mitigation rate designs and the Alabama Utility has a Temperature Adjustment Rider (TAR), each of which is approved by the respective state regulatory body, which provide better assurance of the recovery of fixed costs and margins during winter months despite variations in sales volumes due to the impacts of weather and other factors that affect customer usage. However, significantly warmer-than-normal weather conditions in the Utilities’ service areas and other factors, such as climate change and alternative energy sources, may result in reduced profitability and decreased cash flows attributable to lower gas sales. Furthermore, continuation of the weather mitigation rate design at Laclede Gas, the rate design where distribution costs are recovered predominantly through fixed monthly charges at MGE, or the Rate Stabilization and Equalization (RSE) at Alagasco are subject to regulatory discretion. In addition, the promulgation of regulations by the Environmental Protection Agency (EPA), Department of Energy (DOE) or the potential enactment of congressional legislation addressing global warming and climate change may result in future additional compliance costs that could impact the Utilities’ financial conditions and results of operations.
Regional supply/demand fluctuations and changes in national infrastructure, as well as regulatory discretion, may adversely affect the Missouri Utilities' ability to profit from off-system sales and capacity release.
The Missouri Utilities' income from off-system sales and capacity release is subject to fluctuations in market conditions and changing supply and demand conditions in areas the Missouri Utilities hold pipeline capacity rights. Specific factors impacting the Missouri Utilities' income from off-system sales and capacity release include the availability of attractively-priced natural gas supply, availability of pipeline capacity, and market demand. Income from off-system sales and capacity release is shared with customers. The Missouri Utilities are allowed to retain 15% to 25% of the first $6.0 in annual income earned (depending on the level of income earned) and 30% of income exceeding $6.0 annually. In accordance with an agreement approved by the MoPSC, Laclede Gas deferred, until fiscal year 2017, its ability to retain 15% of the first $2.0. MGE is allowed to retain 15% to 25% of the first $3.6 in annual income earned (depending on the level of income earned) and 30% of income exceeding $3.6 annually. The Missouri Utilities' ability to retain such income in the future is subject to regulatory discretion in a base rate proceeding.
Catastrophic events may adversely affect the Utilities’ facilities and operations.
Catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, tropical storms, terrorist acts, pandemic illnesses or other similar occurrences could adversely affect the Utilities’ facilities and operations. The Utilities have emergency planning and training programs in place to respond to events that could cause business interruptions. However, unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on the Utilities’ operations, financial condition, and results of operations. The availability of insurance covering catastrophic events may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

RISKS THAT RELATE TO THE GAS MARKETING SEGMENT
Increased competition, fluctuations in natural gas commodity prices, expiration of supply and transportation arrangements, and infrastructure projects may adversely impact LER’s future profitability.
Competition in the marketplace and fluctuations in natural gas commodity prices have a direct impact on LER’s business. Changing market conditions and prices, the narrowing of regional and seasonal price differentials and limited future price volatility may adversely impact LER’s sales margins or affect LER’s ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Also, LER’s profitability may be impacted by the effects of the expiration, in the normal course of business, of certain of its natural gas supply contracts if those contracts cannot be replaced and/or renewed with arrangements with similar terms and pricing. Although the Federal Energy Regulatory Commission (FERC) regulates the interstate transportation of natural gas and establishes the general terms and conditions under which LER may use interstate gas pipeline capacity to purchase and transport natural gas, LER must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements, or increases in FERC-authorized rates of existing agreements, may impact LER’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured by LER is not fully utilized and/or its costs are not fully recovered.
Reduced access to credit and/or capital markets may prevent LER from executing operating strategies.
LER relies on its cash flows, netting capability, parental guarantees, and access to Laclede Group’s liquidity resources to satisfy its credit and working capital requirements. LER’s ability to rely on parental guarantees is dependent upon Laclede Group’s financial condition and credit ratings. If the rating agencies lowered Laclede Group’s credit ratings, particularly below investment grade, counterparty acceptance of parental guarantees may diminish, resulting in decreased availability of credit. Additionally, under such circumstances, certain counterparties may require LER to provide prepayments or cash deposits, amounts of which would be dependent upon natural gas market conditions. Reduced access to credit or increased credit requirements, which may also be caused by factors such as higher overall natural gas prices, may limit LER’s ability to enter into certain transactions. In addition, LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk in certain individually significant counterparties. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations.
Risk management policies, including the use of derivative instruments, may not fully protect LER’s sales and results of operations from volatility and may result in financial losses.
In the course of its business, LER enters into contracts to purchase and sell natural gas at fixed prices and index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments.
LER currently manages the commodity price risk associated with fixed-price commitments for the purchase or sale of natural gas by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. These exchange-traded/cleared contracts may be designated as cash flow hedges of forecasted transactions. However, market conditions and regional price changes may cause ineffective portions of matched positions to result in financial losses. Additionally, to the extent that LER’s natural gas contracts are classified as trading activities or do not otherwise qualify for the normal purchases or normal sales designation (or the designation is not elected), the contracts are recorded as derivatives at fair value each period. Accordingly, the associated gains and losses are reported directly in earnings and may cause volatility in results of operations. Gains or losses (realized and unrealized) on certain wholesale purchase and sale contracts, consisting of those classified as trading activities, are required to be presented on a net basis (instead of a gross basis) in the statements of consolidated income. Such presentation could result in volatility in the Company’s operating revenues.
LER’s ability to meet its customers’ natural gas requirements may be impaired if contracted gas supplies and interstate pipeline services are not available or delivered in a timely manner.
LER’s ability to deliver natural gas to its customers is contingent upon the ability of natural gas producers, other gas marketers, and interstate pipelines to fulfill delivery obligations to LER under firm contracts. If these counterparties fail to perform, they have a contractual obligation to reimburse LER for adverse consequences. LER will attempt to use such reimbursements to obtain the necessary supplies so that LER may fulfill its customer obligations. To the extent that it is unable to obtain the necessary supplies, LER’s financial position and results of operations may be adversely impacted.
Regulatory and legislative developments pertaining to the energy industry may adversely impact LER’s results of operations, financial condition and cash flows.
LER’s business is non-regulated in that the rates it charges its customers are not established by or subject to approval by any regulatory body. However, LER is subject to various laws and regulations affecting the energy industry. New regulatory and legislative actions may adversely impact LER’s results of operations, financial condition, and cash flows by potentially reducing customer growth opportunities and/or increasing the costs of doing business.
LER could incur additional costs to comply with new laws and regulations, such as the Dodd-Frank Act. In addition, as the regulatory environment for the natural gas industry increases in complexity, the risk of inadvertent noncompliance could also increase. If LER fails to comply with applicable laws and regulations, whether existing or new ones, it could be subject to fines, penalties or other enforcement action by the authorities that regulate its operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Laclede Gas
The principal properties of Laclede Gas consist of more than 30,000 miles of gas main and related service pipes, meters, and regulators. In eastern Missouri, Laclede Gas has an underground storage facility, several operating centers, and other related properties, some of which are leased. Laclede Gas' western Missouri region, served by MGE, also has several operating centers and other related properties, some of which are leased. Substantially all of Laclede Gas' utility plant is subject to the liens of its mortgage.
All of the properties of Laclede Gas are held in fee, or by easement, or under lease agreements. The principal lease agreements include underground storage rights that are of indefinite duration and the downtown St. Louis office buildings. The current leases for office space in downtown St. Louis commenced in early 2015, with terms ranging from 10 to 20 years, with multiple renewal options. Laclede Gas entered into an agreement to sell the Forest Park property, which closed on May 14, 2014. As part of the agreement Laclede Gas leased back the property for a term that expired April 1, 2015.
Alagasco
The properties of Alagasco consist primarily of its gas distribution system, which includes approximately 23,000 miles of main and service lines, odorization and regulation facilities, and customer meters. Alagasco also has four LNG facilities, several operation centers, and other related property and equipment, some of which are leased by Alagasco.
For both Laclede Gas and Alagasco, the transmission pipelines and distribution mains are located in municipal streets or alleys, public streets or highways, or on lands of others for which we have obtained the necessary legal rights to place and operate our facilities on such property.
For further information on the Utilities' leases see Note 16, Commitments and Contingencies, of the Notes to Financial Statements in Item 8.
Other properties of Laclede Group, including LER, do not constitute a significant portion of its properties.
ITEM 3. LEGAL PROCEEDINGS
For a description of pending regulatory matters of Laclede Group, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8. For a description of environmental matters, see Note 16, Commitments and Contingencies, of the Notes to Financial Statements in Item 8.
Laclede Group and its subsidiaries are involved in litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes the final outcome will not have a material effect on the consolidated financial position or results of operations reflected in the consolidated financial statements presented herein.

EXECUTIVE OFFICERS OF THE REGISTRANT – Listed below are executive officers as defined by the SEC for Laclede Group, Laclede Gas and Alagasco. Their ages, at September 30, 2015, and positions are listed below along with their business experience during the past five years.

Name, Age, and Position with Company *	Appointed (1)

S. Sitherwood, Age 55 (2)

Laclede Group
President and Chief Executive Officer	February 2012
President	September 2011

Laclede Gas
Chairman of the Board	January 2015
Chairman of the Board and Chief Executive Officer	October 2012
Chairman of the Board, Chief Executive Officer and President	February 2012

Alagasco
Chairman of the Board	September 2014

S. L. Lindsey, Age 49 (3)

Laclede Group
Executive Vice President, Chief Operating Officer, Distribution Operations	October 2012

Laclede Gas
Chief Executive Officer and President	January 2015
President	October 2012

Alagasco
Chief Executive Officer	September 2014

S. P. Rasche, Age 55

Laclede Group
Executive Vice President, Chief Financial Officer	November 2013
Senior Vice President, Chief Financial Officer	October 2013
Senior Vice President, Finance and Accounting	May 2012

Laclede Gas
Chief Financial Officer	May 2012
Vice President, Finance	November 2009

Alagasco
Chief Financial Officer	September 2014

M. C. Darrell, Age 57 (4)

Laclede Group
Senior Vice President, General Counsel and Chief Compliance Officer	May 2012
General Counsel	May 2004

L. C. Dowdy, Age 59 (5)

Laclede Group
Senior Vice President, External Affairs, Corporate Communications and Marketing	January 2014

M. C. Geiselhart, Age 56

Laclede Group
Senior Vice President, Strategic Planning and Corporate Development	January 2015
Vice President, Strategic Planning and Corporate Development	February 2014
Vice President, Strategic Development and Planning	August 2006

K. A. Smith, Age 57

Alagasco
President	April 2015
Vice President, System Integrity	August 2011
Vice President, Operations	January 2008

*
The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

(1)
Officers of Laclede Group are normally reappointed by the Board of Directors in November of each year. Officers of Laclede Gas and Alagasco are normally reappointed by the Board of Directors in January of each year.

(2)
Ms. Sitherwood served as President of Atlanta Gas Light Company, Chattanooga Gas Company, and Florida City Gas, all of which are subsidiaries of AGL Resources, Inc., from November 2004 to September 2011. During that time, she also served as Senior Vice President of Southern Operations for AGL Resources, Inc.

(3)
Mr. Lindsey served as Senior Vice President, Southern Operations of AGL Resources, Inc. and President of its Atlanta Gas Light, Chattanooga Gas and Florida City Gas subsidiaries from December 2011 to October 2012. He also served as Vice President and General Manager of Atlanta Gas Light and Chattanooga Gas from 2005 to 2011.

(4)	Mr. Darrell served as Senior Vice President and General Counsel of Laclede Gas from October 2007 to July 2012.

(5)	Mr. Dowdy served as Partner at the law firm McKenna Long & Aldridge LLP until December 2013. He also served as Senior Vice President of Laclede Gas from January 2014 to January 2015.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Laclede Group
Laclede Group’s common stock trades on The New York Stock Exchange (NYSE) under the symbol “LG.” The high and the low sales price for the common stock for each quarter in the two most recent fiscal years are:

	2015		2014
	High	Low	High	Low
1st Quarter	$55.22	$46.00	$47.82	$43.96
2nd Quarter	55.75	49.07	47.48	43.95
3rd Quarter	54.32	50.04	48.75	44.75
4th Quarter	56.31	49.66	49.95	45.36
The number of holders of record as of September 30, 2015 was 3,611.
Dividends declared on common stock for the two most recent fiscal years were:

	2015	2014
1st Quarter	$0.46	$0.44
2nd Quarter	0.46	0.44
3rd Quarter	0.46	0.44
4th Quarter	0.46	0.44
For disclosures related to securities authorized for issuance under equity compensation plans, see Item 12, page 139.
The only repurchases of Laclede Group's common stock during the three months ended September 30, 2015 would be pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. During the three months ended September 30, 2015, there were no such repurchases of Laclede Group's common stock.
Laclede Gas
Laclede Gas common stock is owned by its parent, The Laclede Group, Inc., and is not traded on any stock exchange.
Dividends declared on common stock for the two most recent fiscal years were:

	2015	2014
1st Quarter	$808.84	$586.08
2nd Quarter	810.93	587.16
3rd Quarter	810.71	587.14
4th Quarter	811.21	773.05
Laclede Gas' mortgage contains restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Stockholder’s Equity, of the Notes to Financial Statements in Item 8.

Laclede Group periodically purchases common stock of Laclede Gas with the price set at the book value of Laclede Gas common stock as of the most recently completed fiscal quarter. The details on sales of common stock of Laclede Gas to Laclede Group during the past three fiscal years are set forth below:

Date of Sale	Aggregate Purchase Price (In millions)	Number of Shares

2013
December 13, 2012	$0.8	21
March 13, 2013	0.9	22
May 10, 2013	0.2	5
August 8, 2013	0.4	9
August 30, 2013	430.0	10,581
September 30, 2013	45.0	1,107

2014
December 10, 2013	$0.3	9
February 6, 2014	0.4	9
May 12, 2014	0.4	10

2015 (1)
	$—	—
(1) There were no purchases of Laclede Gas common stock during fiscal 2015.
Exemption from registration for the sale of stock was claimed under section 4(a)(2) of the Securities Act of 1933.
Alagasco
Alagasco common stock is owned by its parent, The Laclede Group, Inc., and is not traded on any stock exchange.
Dividends declared on common stock for the two most recent fiscal years were:

	2015	2014
1st Quarter	$—	$—
2nd Quarter	—	10.8
3rd Quarter	—	10.8
4th Quarter	—	15.8
In the fourth quarter of fiscal 2014, dividends declared after the August 31, 2014 effective date of Alagasco's acquisition by Laclede Group totaled $5.0.

ITEM 6. SELECTED FINANCIAL DATA
Laclede Group

	Fiscal Years Ended September 30
(Dollars in Millions, Except Per Share Amounts)	2015	2014 (1)	2013 (2)	2012	2011
Statements of Income data
Total Operating Revenues	$1,976.4	$1,627.2	$1,017.0	$1,125.5	$1,603.3
Net Income	136.9	84.6	52.8	62.6	63.8
Common Stock data
Diluted Earnings Per Share of Common Stock	$3.16	$2.35	$2.02	$2.79	$2.86
Dividends Declared Per Share of Common Stock	1.84	1.76	1.70	1.66	1.62
Statements of Financial Position data
Total Assets	$5,290.2	$5,074.0	$3,125.4	$1,880.3	$1,783.1
Long-Term Debt (less current portion)	1,771.5	1,851.0	912.7	339.4	364.4
Consolidated Net Economic Earnings data (3)
Net Income (GAAP)	$136.9	$84.6	$52.8	$62.6	$63.8
Unrealized (gain) loss on energy-related derivatives	(1.8)	(0.9)	0.5	(0.3)	(1.4)
Lower of cost or market inventory adjustments	0.3	(0.7)	0.9	—	—
Realized loss (gain) on economic hedges prior to the sale of the physical commodity	1.5	(0.2)	—	0.2	—
Acquisition, divestiture and restructuring activities	6.1	17.3	10.8	0.1	—
Gain on sale of property	(4.7)	—	—	—	—
Net Economic Earnings (Non-GAAP)	$138.3	$100.1	$65.0	$62.6	$62.4
Diluted Earnings per Share of Common Stock:
Net Income (GAAP)	$3.16	$2.35	$2.02	$2.79	$2.86
Unrealized (gain) loss on energy-related derivatives	(0.04)	(0.02)	0.02	(0.02)	(0.07)
Lower of cost or market inventory adjustments	0.01	(0.02)	0.03	—	—
Realized loss (gain) on economic hedges prior to the sale of the physical commodity	0.03	(0.01)	—	0.01	—
Acquisition, divestiture and restructuring activities	0.14	0.48	0.42	0.01	—
Gain on sale of property	(0.11)	—	—	—	—
Weighted average shares adjustment	—	0.27	0.38	—	—
Net Economic Earnings (Non-GAAP)	$3.19	$3.05	$2.87	$2.79	$2.79
(1) Effective August 31, 2014, the Company completed the purchase from Energen of 100% of the outstanding common stock of Alagasco for $1,590.3 (including assumed debt of $264.8). Laclede Group funded the purchase price with a combination of the issuance of approximately 10.4 million shares of common stock and approximately 2.8 million equity units completed on June 11, 2014, the issuance by Laclede Group of $625.0 aggregate principal amount of senior notes on August 19, 2014, and cash from operations.
(2) Effective September 1, 2013, Laclede Gas completed the purchase from Southern Union Company, an affiliate of Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P., of substantially all of the assets and liabilities of MGE, a utility engaged in the distribution of natural gas on a regulated basis in western Missouri for $940.2. The acquisition was supported by a combination of the issuance of approximately 10 million shares of common stock completed on May 29, 2013 and the issuance by Laclede Gas of $450.0 of first mortgage bonds on August 13, 2013.
(3) This section contains the non-GAAP financial measures of net economic earnings and net economic earnings per share. Net economic earnings per share are calculated by replacing consolidated net income with consolidated net economic earnings in the GAAP diluted earnings per share calculation. Each item is shown net of tax.

2014 net economic earnings per share excludes the impact of the June 2014 equity offerings to fund the acquisition of Alagasco, but includes the May 2013 equity offering to fund the MGE acquisition. The weighted-average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2014 was 32.7 compared to 35.9 in the GAAP EPS calculation.

2013 net economic earnings per share excludes the impact of the May 2013 equity offering to fund the acquisition of MGE. The weighted-average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2013 was 22.5 compared to 26.0 in the GAAP EPS calculation.
For more information on economics earnings data, refer to the Earnings section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 24.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)
INTRODUCTION
This section analyzes the financial condition and results of operations of The Laclede Group, Inc. (Laclede Group or the Company), Laclede Gas Company (Laclede Gas or the Missouri Utilities), and Alabama Gas Corporation (Alagasco or the Alabama Utility). Laclede Gas and Alagasco are wholly owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. This section includes management’s view of factors that affect the respective businesses of the Company, Laclede Gas, and Alagasco, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company's, Laclede Gas' and Alagasco's overall financial condition and liquidity.
Reference is made to “Part I. Item 1A. Risk Factors” and “Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited financial statements and accompanying notes thereto of Laclede Group, Laclede Gas, and Alagasco included in “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS
Overview
The Company has two key business segments: Gas Utility and Gas Marketing. Laclede Group’s earnings are primarily derived from its Gas Utility segment, which reflects the regulated activities of the Utilities. The Gas Utility segment consists of the regulated businesses of Laclede Gas and Alagasco. Due to the seasonal nature of the Utilities' business, earnings of Laclede Group, Laclede Gas and Alagasco are typically concentrated during the heating season of November through April each fiscal year.
Gas Utility - Laclede Gas
Laclede Gas is Missouri’s largest natural gas distribution company and is regulated by the Missouri Public Service Commission (MoPSC). Laclede Gas serves St. Louis and eastern Missouri through Laclede Gas and serves Kansas City and western Missouri through MGE, which was acquired on September 1, 2013. Laclede Gas delivers natural gas to retail customers at rates and in accordance with tariffs authorized by the MoPSC. The earnings of Laclede Gas are primarily generated by the sale of heating energy. The rate design for both service territories serve to lessen the impact of weather volatility on its customers during cold winters and stabilize Laclede Gas' earnings.
Gas Utility - Alagasco
On August 31, 2014, the Company purchased from Energen 100% of the outstanding common stock of Alagasco. Alagasco is the largest natural gas distribution utility in the state of Alabama. Alagasco’s service territory is located in central and northern Alabama. Among the cities served by Alagasco are Birmingham, the center of the largest metropolitan area in Alabama, and Montgomery, the state capital. Alagasco is regulated by the Alabama Public Service Commission (APSC). Alagasco purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, and industrial customers and other end-users of natural gas. Alagasco also provides transportation services to large industrial and commercial customers located on its distribution system. These transportation customers, using Alagasco as their agent or acting on their own, purchase gas directly from marketers or suppliers and arrange for delivery of the gas into the Alagasco distribution system. Alagasco charges a fee to transport such customer-owned gas through its distribution system to the customers’ facilities.
Gas Marketing
Laclede Energy Resources, Inc. is engaged in the marketing of natural gas and related activities on a non-regulated basis and is reported in the Gas Marketing segment. LER markets natural gas to both on-system utility transportation customers and customers outside of Laclede Gas’ traditional service territory, including large retail and wholesale customers. LER’s operations and customer base are more subject to fluctuations in market conditions than the Utilities. LER entered into a 10-year contract for 1 Bcf of natural gas storage effective August 1, 2013 and has contracts for an additional 3.5 Bcf of storage that expire at various times through April 30, 2016.

Business Evaluation Factors
Based on the nature of the business of the Company and its subsidiaries, as well as current economic conditions, management focuses on the following key variables in evaluating the financial condition and results of operations and managing the business.
Gas Utility Segment:

•	the Utilities' ability to recover the costs of purchasing and distributing natural gas from their customers;

•	the impact of weather and other factors, such as customer conservation, on revenues and expenses;

•
changes in the regulatory environment at the federal, state, and local levels, as well as decisions by regulators, that impact the Utilities' ability to earn its authorized rate of return in all service territories they serve;

•	the Utilities' ability to access credit markets and maintain working capital sufficient to meet operating requirements;

•	the effect of natural gas price volatility on the business; and

•	the ability to integrate the operations of all acquisitions.
Gas Marketing Segment:

•	the risks of competition;

•	fluctuations in natural gas prices;

•	new national infrastructure projects;

•	the ability to procure firm transportation and storage services at reasonable rates;

•	credit and/or capital market access;

•	counterparty risks; and

•	the effect of natural gas price volatility on the business.
Further information regarding how management seeks to manage these key variables is discussed below.
Gas Utility
The Utilities seek to provide reliable natural gas services at a reasonable cost, while maintaining and building secure and dependable infrastructures. The Utilities’ strategies focus on improving both performance and the ability to recover their authorized distribution costs and rates of return. The Utilities' distribution costs are the essential, primarily fixed, expenditures it must incur to operate and maintain more than 53,000 miles of mains and services comprising the natural gas distribution systems and related storage facilities for Laclede Gas and Alagasco.
The Utilities' distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the rate-making process, and recovery of these types of costs is included in revenues generated through the Utilities' tariff rates. Laclede Gas' tariff rates are approved by the MoPSC, whereas Alagasco's tariff rates are approved by the APSC. Laclede Gas also has an off-system sales and capacity release income stream that is regulated by tariff.
Laclede Gas’ income from off-system sales and capacity release remains subject to fluctuations in market conditions. Laclede Gas is allowed to retain the following portions annual income (shown by service territory):

Laclede Gas Company (eastern Missouri)
Pre-tax Income	Customer Share	Company Share
First $2.0*	100%	—%
Next $2.0	80%	20%
Next $2.0	75%	25%
Amounts exceeding $6.0	70%	30%
* Customer share reverts to 85% and company share reverts to 15% in 2017.

MGE (western Missouri)
Pre-tax Income	Customer Share	Company Share
First $1.2	85%	15%
Next $1.2	80%	20%
Next $1.2	75%	25%
Amounts exceeding $3.6	70%	30%
Some of the factors impacting the level of off-system sales include the availability and cost of Laclede Gas’ natural gas supply, the weather in its service area, and the weather in other markets. When Laclede Gas’ service area experiences warmer-than-

normal weather while other markets experience colder weather or supply constraints, some of Laclede Gas' natural gas supply is available for off-system sales.
Laclede Gas and Alagasco work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. The Utilities may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. Laclede Gas’ Purchased Gas Adjustment (PGA) clause and Alagasco's Gas Supply Adjustment (GSA) rider allows the Utilities to flow through to customers, subject to prudence review by, as applicable, the MoPSC or APSC, the cost of purchased gas supplies, including costs, cost reductions, and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas, as well as gas inventory carrying costs. As of September 30, 2015, Laclede Gas had active derivative positions, but Alagasco has had no derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.
Both Laclede Gas and Alagasco rely on short-term credit and long-term capital markets, as well as cash flows from operations, to satisfy their seasonal cash requirements and fund their capital expenditures. The Utilities' ability to issue commercial paper, access their lines of credit, issue long-term bonds, or obtain new lines of credit is dependent on current conditions in the credit and capital markets. Management focuses on maintaining a strong balance sheet and believes it currently has adequate access to credit and capital markets and will have sufficient capital resources to meet their foreseeable obligations. See the Liquidity and Capital Resources section on page 41 for additional information.
Gas Marketing
LER provides both on-system Laclede Gas transportation customers and customers outside of Laclede Gas' traditional service area with another choice in non-regulated natural gas suppliers. LER utilizes its natural gas supply agreements, transportation agreements, park and loan agreements, storage agreements, and other executory contracts to support a variety of services to its customers at competitive prices. It closely monitors and manages the natural gas commodity price and volatility risks associated with providing such services to its customers through the use of a variety of risk management activities, including the use of exchange-traded/cleared derivative instruments and other contractual arrangements. LER is committed to managing commodity price risk while it seeks to expand the services that it now provides. Nevertheless, income from LER’s operations is subject to more fluctuations in market conditions than Laclede Gas’ operations.
LER’s business is directly impacted by the effects of competition in the marketplace, the impacts of new infrastructure and surplus natural gas supplies on natural gas commodity prices. Management expects that LER's net economic earnings (a non-GAAP measure, as discussed below) will be challenged by significant commodity pricing declines that occurred through fiscal 2015 and that are expected to remain constrained for the foreseeable future.
In addition to its operating cash flows, LER relies on Laclede Group’s parental guarantees to secure its purchase and sales obligations of natural gas. LER also has access to Laclede Group’s liquidity resources. A large portion of LER’s receivables are from customers in the energy industry. LER also enters into netting arrangements with many of its energy counterparties to reduce overall credit and collateral exposure. Although LER’s uncollectible amounts are closely monitored and have not been significant, increases in uncollectible amounts from customers are possible and could adversely affect LER’s liquidity and results of operations.
LER carefully monitors the creditworthiness of counterparties to its transactions. LER performs in-house credit reviews of potential customers and may require credit assurances such as prepayments, letters of credit, or parental guarantees when appropriate. Credit limits for customers are established and monitored.
As a result of infrastructure optimization activities and an abundance of natural gas supply, LER cannot be certain that all of its wholesale purchase and sale transactions will settle physically. As such, certain transactions entered into in fiscal years 2015, 2014, and 2013 are designated as trading activities for financial reporting purposes, due to their settlement characteristics, rather than elected for normal purchases or normal sales designations under generally accepted accounting principles (GAAP). Results of operations from trading activities are reported on a net basis in Gas Marketing Operating Revenues, which may cause volatility in the Company’s operating revenues, but has no effect on operating income or net income.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. In accordance with GAAP, some of LER’s purchase and sale transactions are not recognized in earnings until the natural gas is physically delivered, while other energy-related transactions, including those designated as trading activities, are required to be accounted for as derivatives, with the changes in their fair value (representing unrealized gains or losses) recorded in earnings in periods prior to settlement. Because related transactions of a purchase and sale strategy may be accounted for differently, there may be timing differences in the recognition of earnings under GAAP and economic earnings realized upon settlement. The Company reports both GAAP and net economic earnings (non-GAAP), as discussed below.
Other
In addition to the Gas Utility and Gas Marketing segments, the Company's business includes certain other non-utility activities reported as Other. Other includes:

•	unallocated corporate costs, including certain debt and associated interest costs,

•	Laclede Pipeline Company, a subsidiary of Laclede Group which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction, and

•
Laclede Group's subsidiaries that are engaged in compression of natural gas, oil production, real estate development, risk management, and financial investments in other enterprises, among other activities. All subsidiaries are wholly owned.

EARNINGS
Net income reported by the Laclede Group, Laclede Gas and Alagasco are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management also uses the non-GAAP measures of net economic earnings, net economic earnings per share and operating margin when internally evaluating and reporting results of operations. These non-GAAP operating metrics should not be considered as an alternative to, or more meaningful than, GAAP measures such as net income.
Non-GAAP Measures - Net Economic Earnings and Net Economic Earnings Per Share
Net economic earnings and net economic earnings per share are non-GAAP measures that exclude from net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions as well as acquisition, divestiture, and restructuring activities. These fair value and timing adjustments are made in instances where the accounting treatment differs from the economic substance of the underlying transaction, including the following:

•
Net unrealized gains and losses on energy-related derivatives that are required by GAAP fair value accounting associated with current changes in the fair value of financial and physical transactions prior to their completion and settlement. These unrealized gains and losses result primarily from two sources:

1)	changes in the fair values of physical and/or financial derivatives prior to the period of settlement; and,

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
These adjustments eliminate the impact of timing differences and the impact of current changes in the fair value of financial and physical transactions prior to their completion and settlement. Unrealized gains or losses are recorded in each period until being replaced with the actual gains or losses realized when the associated physical transaction(s) occur. While management uses these non-GAAP measures to evaluate both the Utilities and LER, the net effect of adjustments on the Utilities' earnings are minimal. This is due to gains or losses on Laclede Gas' natural gas derivative instruments being deferred pursuant to its PGA clause, as authorized by the MoPSC.
Management believes that excluding the earnings volatility caused by recognizing changes in fair value prior to settlement and other timing differences associated with related purchase and sale transactions provides a useful representation of the economic effects of only the actual settled transactions and their effects on results of operations. In addition, management excludes the impact related to unique acquisition, divestiture, and restructuring activities when evaluating on-going performance, and therefore excludes these impacts from net economic earnings. Net economic earnings per share also exclude the impacts of the May 2013 and June 2014 equity offerings to fund the acquisitions of MGE and Alagasco, respectively. Management believes that this presentation provides a useful representation of operating performance by facilitating comparisons of year-over-year results. The definition and measurement of net economic earnings provided above is consistent with that used by management and the Board of Directors in assessing the Company's, Laclede Gas' and Alagasco's performance as well as determining performance under the Company's, Laclede Gas' and Alagasco's incentive compensation plans. Further, the Company believes this better enables an investor to view the Company's, Laclede Gas' and Alagasco's performance in that period on a basis that would be comparable to prior periods.

Reconciliations of net economic earnings and net economic earnings per share to the Company's most directly comparable GAAP measures are provided on the following pages.
Non-GAAP Measure - Operating Margin
In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of operating margin when evaluating result of operations, as shown in the table below. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC or APSC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses (Missouri Utilities) and GSA rider (Alabama Utility). The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense, which are calculated as a percentage of revenues, with the same amount, excluding immaterial timing differences, included in revenues, has no direct effect on operating income. As these costs are included in revenue and operating expenses and management does not have any control over these amounts for the Utilities, management believes that beginning with operating margins is a more useful measure. In addition, it is management's belief that operating margins and the remaining operating expenses that calculate operating income is a more useful measure in assessing the Company's and the Utilities' performance as management has more ability to influence control over these revenues and expenses.

LACLEDE GROUP
Overview – Net Income (Loss)

	Gas Utility	Gas Marketing	Other	Consolidated	Per Diluted Share
Year Ended September 30, 2015
Net Income (Loss) (GAAP)	$153.3	$4.1	$(20.5)	$136.9	$3.16
Unrealized (gain) on energy-related derivatives*	(0.1)	(1.7)	—	(1.8)	(0.04)
Lower of cost or market inventory adjustments*	—	0.3	—	0.3	0.01
Realized loss on economic hedges prior to the sale of the physical commodity*	—	1.5	—	1.5	0.03
Acquisition, divestiture and restructuring activities*	1.9	—	4.2	6.1	0.14
Gain on sale of property*	(4.7)	—	—	(4.7)	(0.11)
Net Economic Earnings (Loss) (Non-GAAP)	$150.4	$4.2	$(16.3)	$138.3	$3.19

Year Ended September 30, 2014
Net Income (Loss) (GAAP)	$87.1	$12.2	$(14.7)	$84.6	$2.35
Unrealized loss (gain) on energy-related derivatives*	0.2	(1.1)	—	(0.9)	(0.02)
Lower of cost or market inventory adjustments*	—	(0.7)	—	(0.7)	(0.02)
Realized (gain) on economic hedges prior to the sale of the physical commodity*	—	(0.2)	—	(0.2)	(0.01)
Acquisition, divestiture and restructuring activities*	5.5	—	11.8	17.3	0.48
Weighted average shares adjustment **					0.27
Net Economic Earnings (Loss) (Non-GAAP)	$92.8	$10.2	$(2.9)	$100.1	$3.05

Year Ended September 30, 2013
Net Income (Loss) (GAAP)	$56.3	$7.6	$(11.1)	$52.8	$2.02
Unrealized loss on energy-related derivatives*	0.1	0.4	—	0.5	0.02
Lower of cost or market inventory adjustments*	—	0.9	—	0.9	0.03
Less: Acquisition, divestiture and restructuring activities*	0.3	—	10.5	10.8	0.42
Weighted average shares adjustment ***					$0.38
Net Economic Earnings (Loss) (Non-GAAP)	$56.7	$8.9	$(0.6)	$65.0	$2.87

*	Amounts presented net of income taxes. Income taxes are calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

**
2014 net economic earnings per share excludes the impact of the June 2014 equity offerings to fund the acquisition of Alagasco, but includes the May 2013 equity offering to fund the MGE acquisition. The weighted-average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2014 was 32.7 compared to 35.9 in the GAAP EPS calculation.

***
2013 net economic earnings per share excludes the impact of the May 2013 equity offering to fund the acquisition of MGE. The weighted-average diluted shares used in the net economic earnings per share calculation for the fiscal year ended September 30, 2014 was 22.5 compared to 26.0 in the GAAP EPS calculation.

2015 vs. 2014
Consolidated
Laclede Group’s net income was $136.9 in fiscal year 2015, compared with $84.6 in fiscal year 2014. Basic and diluted earnings per share were $3.16 for fiscal year 2015 compared with basic and diluted earnings per share of $2.36 and $2.35, respectively, for fiscal year 2014. Net economic earnings were $138.3 (or $3.19 per share) in fiscal year 2015, compared with $100.1 (or $3.05 per share) in fiscal year 2014. Net income increased in fiscal year 2015 compared to fiscal year 2014 primarily due to $66.2 income growth in the Gas Utility segment, which reflects $50.9 improvement relating to the inclusion of a full year of Alagasco earnings versus the $2.9 Alagasco loss included in 2014 for the month of September. Gas Utility also benefited from $15.3 income growth from the Missouri Utilities. The increased net income from Gas Utility was partially offset by an $8.1 decrease in Gas Marketing net income and a $5.8 higher loss from other non-utility activities, principally due to interest expense relating to the 2014 financing of the Alagasco acquisition.
Gas Utility
Gas Utility net income and net economic earnings increased by $66.2 and $57.6, respectively, in 2015, compared to 2014. The increases to net income and net economic earnings were primarily due to higher operating margin (a non-GAAP measure, as discussed below) of $271.3, which reflects the inclusion of Alagasco operating margin of $285.1 for twelve months in 2015 versus $14.8 for one month in 2014, and a $1.0 increase in Laclede Gas operating margin. The increase in operating margin was partially offset by an increase in other operating expenses of $112.1 and an increase in depreciation and amortization expenses totaling $47.5, as discussed in the Gas Utility section below. Additionally, interest expense for 2015 was $11.6 higher than 2014 due to the inclusion of full year Alagasco results offsetting the $1.0 decline experienced by Laclede Gas. Income taxes were also higher by $38.8, due to higher Missouri Utilities operating results and from the inclusion of twelve months of Alagasco operating results in 2015 versus only the month of September in 2014.
Gas Marketing
Gas Marketing reported GAAP earnings totaling $4.1, a decrease of $8.1 compared with the same period last year. Net economic earnings for fiscal year 2015 decreased $6.0 from fiscal year 2014. The decreases in net income and net economic earnings were primarily attributable to decreases in operating margin, with the impact to net economic earnings being partly mitigated by mark-to-market activity as discussed in the Gas Marketing section below.
Other
The combined net loss and net economic loss for the Company's other non-utility activities were $5.8 and $13.4 larger, respectively, for the 2015 fiscal year compared to the same period last year. The increase in net loss was primarily the result of $16.6 increased interest expense related to the 2014 debt issued to finance the Alagasco acquisition, partially offset by lower transaction and integration expenses in fiscal year 2015 as compared to 2014.

Operating Revenues and Operating Expenses
Reconciliations of operating margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Other	Eliminations	Consolidated
Year Ended September 30, 2015
Operating Revenues	$1,895.8	$153.4	$3.7	$(76.5)	$1,976.4
Natural and propane gas expense	957.6	140.5	0.3	(75.5)	1,022.9
Gross receipts tax expense	96.1	0.2	—	—	96.3
Operating margin (non-GAAP)	842.1	12.7	3.4	(1.0)	857.2
Depreciation and amortization	129.9	0.3	0.6	—	130.8
Other operating expenses	437.6	5.6	11.7	(1.0)	453.9
Operating income (Loss) (GAAP)	$274.6	$6.8	$(8.9)	$—	$272.5

Year Ended September 30, 2014
Operating revenues	$1,467.8	$246.6	$3.8	$(91.0)	$1,627.2
Natural and propane gas expense	821.8	220.4	—	(90.2)	952.0
Gross receipts tax expense	75.2	0.2	—	—	75.4
Operating margin (non-GAAP)	570.8	26.0	3.8	(0.8)	599.8
Depreciation and amortization	82.4	0.4	0.5	—	83.3
Other operating expenses	325.5	5.4	20.0	(0.8)	350.1
Operating income (Loss) (GAAP)	$162.9	$20.2	$(16.7)	$—	$166.4

Year Ended September 30, 2013
Operating revenues	$857.8	$189.4	$6.2	$(36.4)	$1,017.0
Natural and propane gas expense	469.1	171.6	1.3	(35.7)	606.3
Gross receipts tax expense	40.2	0.1	—	—	40.3
Operating margin (non-GAAP)	348.5	17.7	4.9	(0.7)	370.4
Depreciation and amortization	48.3	0.3	0.7	—	49.3
Other operating expenses	200.6	4.6	20.1	(0.7)	224.6
Operating income (Loss) (GAAP)	$99.6	$12.8	$(15.9)	$—	$96.5
Consolidated
Laclede Group reported operating revenues of $1,976.4 for the fiscal year ended September 30, 2015 compared with $1,627.2 for the same period last year. Laclede Group's operating margin increased $257.4 for the twelve months ended September 30, 2015, compared to the same period last year primarily due to higher Gas Utility operating margin, slightly offset by the lower operating margin reported by Gas Marketing as discussed below. Other operating expenses and depreciation and amortization increased $103.8 and $47.5, respectively, for the twelve months ended September 30, 2015 as compared to the same period last year. These increases were primarily due to the impact of eleven additional months of Alagasco other operating expenses and depreciation and amortization expenses in fiscal 2015 totaling $134.4 and $43.4, respectively. The increase in other operating expenses was partially offset by $22.3 lower expenses in the Missouri Utilities and a $8.3 decrease in expenses in Other, as discussed below. The remaining increase in depreciation and amortization was related to higher capital spending within the Missouri Utilities in 2015.

Gas Utility
Operating Revenues – Gas Utility Operating Revenues for fiscal year 2015 increased $428.0, compared to fiscal year 2014, was primarily attributable to the following factors:

New customer revenue from Alagasco acquisition	$459.5
Variance due to Missouri Utilities:
Lower system volumes and off-system pricing	(42.2)
Base rate increases and Infrastructure System Replacement Surcharge (ISRS) charges	10.9
Higher wholesale gas prices passed to customers	7.1
Higher optimization of assets in the prior year	(6.2)
Lower gross receipts tax	(1.8)
All other variance	0.7
Total Variation	$428.0
Operating Margin – Gas Utility operating margin was $842.1 for fiscal year 2015, a $271.3 increase over the same period last year. The increase was attributable to the following factors:

Operating margin from Alagasco	$270.3
Variance due to Missouri Utilities:
Base rate increases and ISRS charges	10.9
Lower system volumes and off-system pricing	(8.3)
Higher optimization of assets in the prior year	(3.1)
All other variance	1.5
Total Variation	$271.3
The increase was primarily attributable to the acquisition of Alagasco totaling $270.3. Temperatures in the Laclede Gas service area in 2015 were 11.2% warmer than in the same period in the prior year, negatively impacting current year revenues by $8.3. The prior year also benefited $3.1 due to a higher level of asset optimization. These negative impacts to revenue were mostly offset by base rate increases and ISRS charges of $10.9.
Operating Expenses – Gas Utility other operating expenses in fiscal year 2015 increased $112.1 from fiscal year 2014, with $134.4 attributable to the Alagasco acquisition offset by a decrease in other operating expenses within the Missouri Utilities. Of the $22.3 decrease in Missouri, $7.6 was due to a gain on the sale of property, $7.5 was the result of lower payroll and benefits expenses, and $9.8 resulted from cost efficiencies. Depreciation and amortization expense increased $4.1 at the Missouri Utilities primarily due to higher levels of capital expenditures, with the remaining $43.4 increase reflecting the inclusion of Alagasco for the full fiscal year.
Gas Marketing
Operating Revenues – Gas Marketing operating revenue for the twelve months ended September 30, 2015 decreased $93.2 from the same period last year due to higher per unit gas sales prices in the prior year as the colder weather in the Midwest created higher market volatility and basis differentials (pricing differences between supply regions). Gas commodity pricing has also declined $1.35/MMBtu versus the prior year. Overall gas commodity pricing in the current year is below the prior year, negatively impacting revenues in the current year. The prior year also included a $3.3 higher benefit from mark-to-market impact on derivatives and inventory.
Operating Margin – Gas Marketing operating margin was $12.7 for fiscal year 2015, a $13.3 decrease compared to the same period last year. Of this decrease, $10.0 was primarily attributable to higher sales margins (operating margin less fair value adjustments) last year reflecting higher market volatility and basis differentials of natural gas prices and the expiration of a favorable gas supply contract in the first quarter of fiscal 2014. The remaining variance was due to $3.3 higher pre-tax income in the prior year associated with unrealized gains on derivatives and lower-of-cost-or-market adjustments to inventory.
Other
Operating Revenue and Operating Expenses - Other operating revenue was essentially flat with the prior year, as volume increases at the Company's Spire LNG fueling operations were offset by lower prices. Other operating expenses decreased $8.3 primarily due to the Alagasco acquisition-related transaction expenses in the prior year being higher than the MGE and Alagasco integration related expenses incurred in fiscal 2015.

Interest Charges
Interest charges during the twelve months ended September 30, 2015 increased $28.4 from the same period last year. The increase was primarily due to the Company's August 2014 issuance of long-term debt totaling $625.0, and the June 2014 issuance of equity units totaling $143.8. These increases were partially offset by Laclede Gas' early redemption of $80.0 of 6.35% first mortgage bonds on January 6, 2014. The assumption of Alagasco debt contributed $12.6 to the increase in interest expense. For the twelve months ended September 30, 2015 and 2014, average short-term borrowings were $300.6 and $82.3, respectively, and the average interest rates on those borrowings were 0.7% and 0.5%, respectively.
Income Taxes
Consolidated Income tax expense increased $29.9 in fiscal year 2015 from fiscal year 2014 primarily due to higher pre-tax income and a higher effective tax rate. The current year effective tax rate of 31.2% is approximately 3.6 percentage points higher than the prior year primarily due to the full-year inclusion of Alagasco, which has a higher effective tax rate than Laclede Gas.
In connection with the acquisition of 100% of the common stock of Alagasco (Alagasco Transaction), the Company and Energen made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Alagasco Transaction as a deemed purchase and sale of assets for tax purposes. As a result of the election, goodwill was generated for tax purposes at Alagasco. For book purposes, goodwill was recorded on the Laclede Group parent entity balance sheet and not pushed down to Alagasco. Consequently, a deferred tax asset (DTA) was recorded at Alagasco related to the excess of tax deductible goodwill over book goodwill for the stand-alone entity. That initial goodwill DTA is eliminated (along with the investment in subsidiary and Alagasco’s equity) in the Laclede Group consolidated balance sheet because, at that consolidated level, there is no excess of tax deductible goodwill over book goodwill. As the tax goodwill is amortized and deducted for tax purposes, the DTA at Alagasco is reduced, and for Laclede Group, a deferred tax liability (DTL) is created. For both Alagasco and consolidated Laclede Group, the change to the goodwill DTA/DTL is reported as a component of deferred tax expense in the statements of income. Because the deferred tax expense impact is offset by an opposite current tax expense impact, there is no significant impact on the effective tax rate of the Company.
LACLEDE GAS
Summary Operating Results

Year ended September 30,	2015	2014
Operating revenues	$1,416.6	$1,448.2
Natural and propane gas expense	786.1	816.9
Gross receipts tax expense	73.5	75.2
Operating margin (non-GAAP)	557.0	556.1
Depreciation and amortization	82.6	78.5
Other operating expenses	289.0	311.2
Operating income (GAAP)	$185.4	$166.4
Net Income	$105.3	$90.1
Operating revenues during the twelve months ended September 30, 2015 decreased $31.6 from the same period last year. Base rate increases and ISRS charges of $10.9 and $7.1 in higher wholesale gas costs passed onto customers were more than offset by $42.2 in lower system volumes and off-system pricing and $6.2 higher optimization of assets in the prior year.
Operating margin for the twelve months ended September 30, 2015 increased $0.9 from the same period last year. Higher base rates and ISRS charges of $10.9 and other positive variations of $1.5 were mostly offset by lower system volumes and off-system pricing of $8.3 in the current year and $3.1 in higher optimization of assets in the prior year.
Other operating expenses for the twelve months ended September 30, 2015 decreased $22.2 versus the same period last year. Primary drivers of the expense decrease were a $7.6 gain on the sale of property, $9.8 of cost efficiencies and a $7.5 decrease in payroll and benefits expenses. Resulting net income for the twelve months ended September 30, 2015 increased $15.2 from the same period last year.
Temperatures experienced in the Missouri Utilities' service area during 2015 were 11.2% warmer than the same period last year and 1.5% warmer than normal. Total system therms sold and transported were 1,684.3 million for fiscal year 2015 compared with 1,828.1 million for fiscal year 2014. Total off-system therms sold and transported outside of Laclede Gas' service area were 193.5 million for fiscal year 2015 compared with 125.8 million for fiscal year 2014. This increase was due to warmer temperatures and decreased heating demand in Laclede Gas' services areas, increasing the gas supply resources available for off-system sales or capacity release. However, the increase in off-system volume revenue was more than offset by lower gas commodity pricing realized during 2015.
ALAGASCO
Change in Fiscal Year
Effective September 2, 2014, Alagasco changed its fiscal year end from December 31 to September 30. The various periods that are covered in the discussion below are defined as follows:

•	"current year" means October 1, 2014 through September 30, 2015; and

•	"transition period" means January 1, 2014 through September 30, 2014.
Summary Operating Results

	Year Ended September 30,	Nine Months Ended September 30,
	2015	2014
Operating revenues	$479.2	$417.2
Natural gas expense	171.5	184.5
Gross receipts tax expense	22.6	20.6
Operating margin (non-GAAP)	285.1	212.1
Depreciation and amortization	47.3	34.4
Other operating expenses	148.6	115.5
Operating income (GAAP)	$89.2	$62.2
Net Income	$48.0	$33.0
Operating revenues for the twelve months ended September 30, 2015 increased $62.0 versus the transition period ended September 30, 2014. Of the increase, $142.7 was attributable to the current year including one more quarter of operating activity, offset by lower system volumes and lower pricing in the current year totaling $80.7.
Operating margin increased $73.0, due primarily to the inclusion of $84.3 relating to the extra quarter of activity included in the current year results, offset slightly by the previously mentioned lower system volumes and pricing.
Other operating expenses for the twelve months ended September 30, 2015 increased $33.1 versus the transition period ended September 30, 2014. $38.4 of the increase was due to the current year including one more quarter of activity than the prior year. This increase was offset slightly by $2.6 lower labor-related costs and $2.7 in net other cost reductions during the current year. Net income increased $15.0 in the current year, $19.8 due to the inclusion of an extra quarter of activity in 2015 partly offset due to the factors described above.
Temperatures in Alagasco's service area during the twelve months ended September 30, 2015 were 9.7% colder than normal. However, temperatures were 7.8% warmer than the same period a year earlier. The colder than normal temperatures still resulted in comparatively higher gas usage for cycle customers versus the prior year. Alagasco's total therms sold and transported were 865.0 million for the twelve months ended September 30, 2015, compared with 840.1 million for the same period last year.
For further information on the GSA and Rate Stabilization and Equalization (RSE) mechanisms, please see Note 1, Summary of Significant Accounting Policies, and Note 15, Regulatory Matters, in the Notes to Financial Statements.
2014 vs. 2013
LACLEDE GROUP
Consolidated
Laclede Group’s net income was $84.6 in fiscal year 2014, including net loss of $2.9 relating to Alagasco's operations for the month ended September 30, 2014, compared with $52.8 in fiscal year 2013. Basic and diluted earnings per share were $2.36 and $2.35 respectively for fiscal year 2014 compared with basic and diluted earnings per share of $2.03 and $2.02 respectively for fiscal year 2013. Net economic earnings were $100.1 (or $3.05 per share) in fiscal year 2014, compared with $65.0 (or $2.87 per share) in fiscal year 2013. GAAP earnings increased in fiscal year 2014 compared to fiscal year 2013 primarily due to improved results in Laclede Group's Gas Utility segment, which reflects the inclusion of a full year of MGE operations, improved earnings from Gas Marketing and the impact of colder weather in fiscal 2014, partially offset by Alagasco acquisition costs and MGE integration costs incurred during the year.
Gas Utility
Gas Utility net income and net economic earnings increased by $30.8 and $36.1, respectively, in 2014, compared with 2013. The increase to net income and net economic earnings were primarily due to higher operating margin (a non-GAAP measure discussed below) of $222.3, which reflects the inclusion of MGE operating margin of $186.5 and Alagasco operating margin of $14.8. These increases were partially offset by an increase in other operating expenses of $124.9, including MGE other operating expenses of $103.5; Alagasco other operating expenses of $14.2; an increase in depreciation and amortization expenses totaling $34.1, including MGE depreciation and amortization expenses totaling $26.0 and Alagasco depreciation and amortization of $3.9; higher interest expense totaling $12.6; and increased income tax expenses of $14.5.
Gas Marketing
Gas Marketing reported GAAP earnings totaling $12.2, an increase of $4.6 compared with the same period in 2013. Net economic earnings for fiscal year 2014 increased $1.3 from fiscal year 2013. The increases in net income and net economic earnings were primarily attributable to increases in operating margin, as discussed in the Gas Marketing section below.
Other
Other net income and other net economic earnings for fiscal 2014 decreased $3.6 and $2.3, respectively, compared with the fiscal 2013. The decrease in net income is primarily due to expenses attributable to the Alagasco acquisition in fiscal 2014 being higher than the expenses attributable to the MGE and NEG transaction in 2013.
Operating Revenues and Operating Expenses
Reconciliations of the Company's operating margin to the most directly comparable GAAP measure are shown below.
Consolidated
Laclede Group reported operating revenues of $1,627.2 for the fiscal year ended September 30, 2014 compared with $1,017.0 for the 2013 fiscal year. Laclede Group's operating margin increased $229.4 for the twelve months ended September 30, 2014, compared to the same period in 2013 primarily due to higher Gas Utility operating margin, and growth in the operating margin reported by Gas Marketing as discussed below. Other operating expenses and depreciation and amortization increased $125.5 and $34.0, respectively, for the twelve months ended September 30, 2014 as compared to the twelve months ended September 30, 2013. The increases were primarily due to the incremental impact of eleven additional months of MGE other operating expenses and depreciation and amortization expenses in fiscal 2014 totaling $103.5 and $26.0, respectively, as well as the inclusion of one month of Alagasco operating expenses and depreciation and amortization of $14.2 and $3.9, respectively. The remaining increase in other operating expenses was due to the impact of colder weather reflected in the higher provision for uncollectible accounts, and higher maintenance and employee-related expenses. The remaining increase in depreciation and amortization was associated with capital spending in fiscal 2014.
Gas Utility
Operating Revenues – Gas Utility Operating Revenues for fiscal year 2014 increased $610.0, compared to fiscal year 2013, which was primarily attributable to the following factors:

Higher system sales volumes and other variations	$66.3
Lower wholesale gas costs passed on to Utility customers	(9.4)
Lower off-system sales volumes	(11.7)
Propane utility sales	9.2
Higher gross receipts tax	3.7
New customer revenue from MGE acquisition	532.2
New customer revenue from Alagasco acquisition	19.7
Total Variation	$610.0
Temperatures experienced in Laclede Gas' service area during 2014 were 13.3% colder than 2013 and 11.4% colder than normal. Total system therms sold and transported were 1,876.6 million for fiscal year 2014 compared with 889.7 million for fiscal year 2013. Total off-system therms sold and transported outside of Laclede Gas' service area were 125.8 million for fiscal year 2014 compared with 229.4 million for fiscal year 2013. This decrease was due to colder temperatures and increased heating demand in our services areas, reducing the gas supply resources available for off-system sales or capacity release.
Operating Margin – Gas Utility operating margin was $570.8 for fiscal year 2014, a $222.3 increase over the same period for 2013. The increase was attributable to the following factors:

Operating margin from MGE	$186.5
Operating margin from Alagasco	14.8
Cold weather impact - higher therms sold and transported	11.9
Propane utility sales	6.1
Other	3.0
Total Variation	$222.3
The increase is primarily attributable to the acquisitions of MGE and Alagasco totaling $186.5 and $14.8, respectively. The higher system sales volume driven by the 13.3% colder weather in the Laclede Gas service area contributed to $11.9 of the increase. $6.1 of the increase was the result of propane utility sales, with the remaining $3.0 the result of all other minor variations.
Operating Expenses – Gas Utility other operating expenses in fiscal year 2014 increased $124.9 from fiscal year 2013. Of the $124.9 increase, $103.5 is attributable to the MGE acquisition and $14.2 is the result of the Alagasco acquisition. The remaining increase in other expenses was due to the impact of colder weather reflected in the higher provision for uncollectible accounts, higher maintenance costs and employee-related expenses. Excluding the acquisition impact of $29.9, depreciation and amortization expense increased $4.2 primarily due to additional depreciable property.
Gas Marketing
Operating Revenues – Gas Marketing operating revenues for the twelve months ended September 30, 2014 increased $57.2 from the twelve months ended September 30, 2013 due to higher volumes sold and higher per unit gas sales prices. Higher gas sales prices were driven by the colder weather that resulted in a constrained infrastructure creating higher volatility between differing regions.
Operating Margin – Gas Marketing operating margin was $26.0 for fiscal year 2014, an $8.3 increase compared to fiscal 2013. The increase in operating margin was primarily attributable to higher price volatility and basis differentials that stemmed from unusually cold winter. The higher weather-related margins offset lower run-rate margins versus the prior year, reflecting the expiration of two favorable gas supply contracts during 2013 and early 2014.
Other
Operating Revenue and Operating Expenses – Other operating revenue decreased $2.4 primarily due to fiscal 2013 having a one-time sale of propane inventory by Laclede Pipeline totaling $1.7. Other operating expenses decreased $0.1 primarily due to the 2014 Alagasco acquisition-related expenses discussed above being lower than the MGE acquisition expenses incurred in 2013.
Interest Charges
Interest charges during fiscal year 2014 increased $17.6 from fiscal year 2013. The increase was primarily due to the December 2012, March 2013, August 2013 and August 2014 issuance of additional long-term debt of $25.0, $100.0, $450.0 and $625.0, respectively, the June 2014 issuance of equity units totaling $143.8, offset by the early bond redemption of $80.0, 6.35% first mortgage bonds on January 6, 2014 and the October 2012 maturity of $25.0, 6.5% first mortgage bonds. The assumption of Alagasco debt contributed $1.3 to the increase in interest expense.
Average short-term interest rates were 0.5% and 0.3% for fiscal years 2014 and 2013. Average short-term borrowings were $82.3 and $34.2 for fiscal years 2014 and 2013, respectively.
Income Taxes
Income tax expense increased $14.7 in fiscal year 2014 from fiscal year 2013 primarily due to higher pre-tax income, slightly higher effective tax rates, and other minor variations.
As explained for Laclede Group above, changes to the goodwill DTA are not expected to have a significant impact on Alagasco's effective tax rate.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment and estimates in preparing our financial statements:
Regulatory Accounting – The Utilities account for their regulated operations in accordance with FASB ASC Topic 980, “Regulated Operations.” The provisions of this accounting guidance require, among other things, that financial statements of a rate-regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-rate-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. Management believes the following represent the more significant items recorded through the application of this accounting guidance:
PGA Clause – Laclede Gas' PGA clauses allows Laclede Gas and MGE to flow through to customers, subject to a prudence review by the MoPSC, the cost of purchased gas supplies, including the costs, cost reductions, and related carrying costs associated with the Missouri Utilities' use of natural gas derivative instruments to hedge the purchase price of natural gas. The difference between actual costs incurred and costs recovered through the application of the PGA clauses are recorded as regulatory assets and regulatory liabilities that are recovered or refunded in a subsequent period. The PGA clauses also permit the application of carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, and also provide for a portion of income from off-system sales and capacity release revenues to be flowed through to customers. Laclede Gas' PGA clause also authorizes it to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season.
GSA Rider – Alagasco’s rate schedules for natural gas distribution charges contain a GSA rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment. In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any realized gains or losses are passed through to customers using the mechanisms of the GSA rider in accordance with Alagasco’s APSC approved tariff and are recognized as a regulatory asset or regulatory liability. All derivative commodity instruments in a gain position are valued on a discounted basis incorporating an estimate of performance risk specific to each related counterparty. Derivative commodity instruments in a loss position are valued on a discounted basis incorporating an estimate of performance risk specific to Alagasco. Alagasco currently has no active derivative positions.
Revenue Recognition – The Utilities read meters and bill customers on monthly cycles. The Utilities record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed.
Goodwill – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities, and adjustments are recorded during the measurement period to finalize the allocation of purchase price. Laclede Gas has recorded goodwill related to the 2013 acquisition of MGE and Laclede Group also has recorded goodwill related to the 2014 acquisition of Alagasco. Alagasco has no goodwill on its balance sheet as push down accounting was not applied. Laclede Group and Laclede Gas evaluate goodwill for impairment as of July 1st of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. The goodwill impairment test compares the fair value of the determined reporting unit to its carrying amount, including goodwill. Laclede Group has one reporting unit, which is the Gas Utility segment, and Laclede Gas has one reporting unit, which is the entire Laclede Gas Company. At July 1, 2015 and 2014, Laclede Group and Laclede Gas each applied a quantitative goodwill evaluation model to its reporting unit and concluded goodwill was not impaired because the fair value exceeded the carrying amount.
Employee Benefits and Postretirement Obligations – Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions provided by management related to future events, such as discount rates, returns on plan assets, compensation increases, and mortality rates. For the Utilities, the amount of expense recognized and the amounts reflected in other comprehensive income are dependent upon the regulatory treatment provided for such costs, as discussed further below. Certain liabilities related to group medical benefits and workers’ compensation claims, portions of which are self-insured and/or contain “stop-loss” coverage with third-party insurers to limit exposure, are established based on historical trends.
The amount of net periodic pension and other postretirement benefit cost recognized in the financial statements related to the Utilities' qualified pension plans and other postretirement benefit plans is based upon allowances, as approved by the MoPSC (for Laclede Gas) and as approved by the APSC (for Alagasco). The allowances have been established in the rate-making process for the recovery of these costs from customers. The differences between these amounts and actual pension and other postretirement benefit costs incurred for financial reporting purposes are deferred as regulatory assets or regulatory liabilities. GAAP also requires that changes that affect the funded status of pension and other postretirement benefit plans, but that are not yet required to be recognized as components of pension and other postretirement benefit cost, be reflected in other comprehensive income. For the Utilities' qualified pension plans and other postretirement benefit plans, amounts that would otherwise be reflected in other comprehensive income are deferred with entries to regulatory assets or regulatory liabilities.
The tables below reflect the sensitivity of Laclede Group's plans to potential changes in key assumptions:

Pension Plan Benefits:
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) to Projected Benefit Obligation	Estimated Increase/ (Decrease) to Annual Net Pension Cost*
Discount Rate	0.25%	$(15.9)	$0.3
	(0.25)%	16.5	(0.4)
Rate of Future Compensation Increase	0.25%	6.3	0.7
	(0.25)%	(6.3)	(0.8)
Expected Return on Plan Assets	0.25%	—	(1.2)
	(0.25)%	—	1.2

Postretirement Benefits:
Actuarial Assumptions	Increase/ (Decrease)	Estimated Increase/(Decrease) to Projected Postretirement Benefit Obligation	Estimated Increase/(Decrease) to Annual Net Postretirement Benefit Cost*
Discount Rate	0.25%	$(5.1)	$—
	(0.25)%	5.3	—
Expected Return on Plan Assets	0.25%	—	(0.5)
	(0.25)%	—	0.5
Annual Medical Cost Trend	1.00%	9.2	1.6
	(1.00)%	(8.5)	(1.5)
* Excludes the impact of regulatory deferral mechanism. See Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements for information regarding the regulatory treatment of these costs.
Asset Retirement Obligations – Asset retirement obligations are recorded in accordance with GAAP using various assumptions related to the timing, method of settlement, inflation, and profit margins that third parties would demand to settle the future obligations. These assumptions require the use of judgment and estimates and may change in future periods as circumstances dictate. As authorized by the MoPSC, Laclede Gas accrues future removal costs associated with its property, plant and equipment through its depreciation rates, even if a legal obligation does not exist as defined by GAAP. Similarly, Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC.

As part of the MGE and Alagasco acquisitions, Laclede Gas and Laclede Group had estimated the asset retirement obligation of their long-lived assets as of their respective acquisition dates. Subsequent valuations were finalized for the MGE acquisition as of September 30, 2014 and for the Alagasco acquisition as of September 30, 2015.
For further discussion of significant accounting policies, see Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements.
REGULATORY AND OTHER MATTERS
Laclede Gas
On December 19, 2014, the MoPSC Staff proposed a contingent disallowance of approximately $1.0 related to Laclede Gas' recovery of its purchased gas costs in fiscal 2013. Laclede Gas opposed the disallowance and reached an agreement with the MoPSC Staff under which the proposed disallowance was withdrawn. The MoPSC approved this agreement effective August 29, 2015.
On April 17, 2015, Laclede Gas filed to increase its Infrastructure System Replacement Surcharge (ISRS) revenues by $5.5 in its Laclede Gas' eastern Missouri service territory and by $2.9 in its MGE service territory, to recover the cost of gas safety replacement investments and public improvement projects over six months from September 2014 through February 2015. Effective May 22, 2015, the MoPSC approved an increase to the ISRS tariffs in the amounts of $5.4 for Laclede Gas' eastern Missouri service territory and $2.8 for MGE's service territory.
On August 3, 2015, Laclede Gas filed applications to increase its ISRS revenues by $4.3 in its Laclede Gas eastern Missouri service territory and by $1.8 in its MGE service territory, to recover the cost of replacement investments related to gas safety and public improvement projects over six months from March through August 2015. On November 12, 2015, the MoPSC approved an incremental ISRS amount of $4.4 for Laclede Gas' eastern Missouri service territory and $1.9 for MGE, effective December 1, 2015, bringing total annualized ISRS revenue to $19.6 for Laclede Gas' eastern Missouri service territory and $6.7 for MGE's service territory.
Alagasco
On April 14, 2014, Laclede Group, along with Energen and Alagasco, filed a joint application with the APSC for approval to acquire from Energen 100% of the common stock of Alagasco. On July 22, 2014 the APSC unanimously voted to approve the Alagasco Transaction and subsequently issued a written order reflecting their decision effective July 24, 2014. This sale closed August 31, 2014.
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. The previous allowed range of return on average common equity was 13.15% to 13.65% through December 31, 2013. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues.
The inflation-based Cost Control Mechanism (CCM), established by the APSC, allows for annual increases to operations and maintenance (O&M) expense. The CCM range is Alagasco’s 2007 actual rate year O&M expense (Base Year) inflation-adjusted using the June Consumer Price Index For All Urban Consumers each rate year plus or minus 1.75% (Index Range). If rate year O&M expense falls within the Index Range, no adjustment is required. If rate year O&M expense exceeds the Index Range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent that rate year O&M is less than the Index Range, Alagasco benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. The benefit for fiscal 2015 was $4.9, and $2.4 for 2014.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, and a regulatory liability set up for Alagasco, with the revised prospective composite depreciation rate approximating 3.1%. Refunds from such negative salvage liability will be passed back to eligible customers on a declining basis through lower tariff rates through rate year 2019 pursuant to the terms of this Negative Salvage Rebalancing (NSR) rider. The total amount refundable to customers is subject to adjustments over the remaining period for charges made to the Enhanced Stability Reserve (ESR) and other APSC-approved charges. The refunds are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements. For fiscal 2015, Alagasco refunded $13.1 to customers. For fiscal 2016, $10.8 of the remaining customer refund of $27.0 will be returned to customers. This order also required a comprehensive depreciation study to occur every 5 years. This was completed and provided to the APSC in a timely manner in fiscal 2015.
The APSC approved an Enhanced Stability Reserve (ESR) in 1998, which was subsequently modified and expanded in 2010. As currently approved, the ESR provides deferred treatment and recovery for the following: (1) extraordinary O&M expenses related to environmental response costs; (2) extraordinary O&M expenses related to self-insurance costs that exceed $1 million per occurrence; (3) extraordinary O&M expenses, other than environmental response costs and self-insurance costs, resulting from a single force majeure event or multiple force majeure events greater than $0.3 and $0.4, respectively, during a rate year; and (4) negative individual large commercial and industrial customer budget revenue variances that exceed $0.4 during a rate year. Charges to the ESR are subject to certain limitations which may disallow deferred treatment and which prescribe the timing of recovery. Funding to the ESR is provided as a reduction to the refundable negative salvage balance over its nine year term beginning December 1, 2010. Subsequent to the nine-year period and subject to APSC authorization, Alagasco expects to be able to recover underfunded ESR balances over a five-year amortization period with an annual limitation of $0.7. Amounts in excess of this limitation are deferred for recovery in future years.
ACCOUNTING PRONOUNCEMENTS
The Company, Laclede Gas and Alagasco have evaluated or are in the process of evaluating the impact that recently issued accounting standards will have on their financial position or results of operations upon adoption. For disclosures related to the adoption of new accounting standards, see the New Accounting Standards section of Note 1 of the Notes to Financial Statements.
INFLATION
The accompanying financial statements reflect the historical costs of events and transactions, regardless of the purchasing power of the dollar at the time. Due to the capital-intensive nature of the businesses of the Company, Laclede Gas and Alagasco, the most significant impact of inflation is on the depreciation of utility plant. Rate regulation, to which the Utilities are subject, allows recovery through its rates of only the historical cost of utility plant as depreciation. The Utilities expect to incur significant capital expenditures in future years, primarily related to the planned increased replacements of distribution plant. The Company, Laclede Gas and Alagasco believe that any higher costs experienced upon replacement of existing facilities will be recovered through the normal regulatory process.
FINANCIAL CONDITION
CASH FLOWS
Laclede Group
The Company’s short-term borrowing requirements typically peak during colder months when the Utilities borrow money to cover the lag between when it purchases its natural gas and when its customers pay for that gas. Changes in the wholesale cost of natural gas (including cash payments for margin deposits associated with Laclede Gas' use of natural gas derivative instruments), variations in the timing of collections of gas cost under Laclede Gas' PGA clause and Alagasco's GSA rider, the seasonality of accounts receivable balances, and the utilization of storage gas inventories cause short-term cash requirements to vary during the year and from year to year, and may cause significant variations in the Company’s cash provided by or used in operating activities.

Cash Flow Summary	2015	2014	2013
Net cash provided by operating activities	322.4	122.6	163.9
Net cash used in investing activities	(298.7)	(1,437.6)	(1,108.3)
Net cash (used in) provided by financing activities	(26.0)	1,278.1	969.9

Net cash provided by operating activities for fiscal years 2015, 2014 and 2013 was $322.4, $122.6 and $163.9, respectively. The increase from 2014 to 2015 was primarily due to the incremental change for Alagasco reflecting the inclusion of a full year in 2015, which provided $96.3 of cash from operating activities. The remaining increase was driven by the timing of collections of gas costs under the PGA and changes in natural gas inventory values. The decrease in net cash provided by operating activities in 2014 as compared to 2013 is primarily attributable to delayed customer billings increases reflecting the inclusion of MGE's operations and the timing of collections of gas cost under Laclede Gas' PGA clauses, accelerated build of natural gas stored underground, the cash paid on interest rate swaps and other working capital changes. These uses of cash were only partly offset by higher net income and higher depreciation, amortization and accretion reflecting the inclusion of MGE and colder weather.
Net cash used in investing activities for fiscal years 2015, 2014 and 2013 was $298.7, $1,437.6 and $1,108.3, respectively. The increased use of cash, excluding $1,305.2 for the 2014 acquisition of Alagasco, was driven by higher capital expenditures of approximately $118.8, which includes the incremental increase of $80.2 for Alagasco and an increase of $35.6 at Laclede Gas. Additionally, the current year included a payment for the final reconciliation associated with the Alagasco acquisition, whereas the prior year included the cash receipts associated with the MGE acquisition and the sale of New England Gas Company (NEG) to Algonquin Power & Utility Corp. (APUC). The increase in net cash used in 2014 as compared to 2013 is attributable to $1,305.2 for the acquisition of Alagasco, offset partially by cash receipts for the final reconciliation amount for the MGE acquisition and for the sale of NEG to APUC. Net cash used in 2013 includes $975.0 for the acquisition of MGE. The remaining net cash used in investing activities in 2014 primarily reflected the increase in capital expenditures related to distribution plant and information technology investments. Laclede Group estimates its capital expenditures for fiscal 2016 will be approximately $315, comprised of $220 for Laclede Gas, $90 for Alagasco, and $5 for non-regulated businesses.
Net cash used in financing activities for fiscal year 2015 was $26.0, while the net cash provided by financing activities for 2014 and 2013 was $1,278.1 and $969.9, respectively. Excluding the proceeds from the prior year common stock issuance of 10.350 million shares of $457.1 and the prior year issuance of long-term debt of $768.8 for the acquisition of Alagasco, the difference between net cash used in 2015 and net cash provided in 2014 was $78.2. This change primarily reflects the decrease in short-term borrowing and the increase in dividends paid, partially offset by the lower repayment of long term-debt. The increase in net cash provided by financing activities in fiscal year 2014 from fiscal year 2013 primarily reflects the issuance of common stock, equity units, and long-term debt related to the Alagasco acquisition in 2014, exceeding the common stock and long-term debt issuance associated with the MGE acquisition in 2013.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Laclede Group had no temporary cash investments as of September 30, 2015.
Laclede Gas had no temporary cash investments as of September 30, 2015, but the balance of its short-term investments ranged between $0 and $10.0 during fiscal 2015 and ranged between $0.0 and $983.5 during fiscal year 2014.
Alagasco had no short-term investments as of September 30, 2015. Its bank deposits were used to support working capital needs of the business.
Short-term Debt
The Utilities' short-term borrowings requirements typically peak during the colder months, while the Company's needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At September 30, 2015, Laclede Gas had a syndicated line of credit in place of $450.0 from nine banks. The largest portion provided by a single bank under the line is 15.6%. The Laclede Gas line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, total debt was 50% of total capitalization on September 30, 2015.
At September 30, 2015, Alagasco had a $150.0 syndicated line of credit with twelve banks. The largest portion provided by a single bank is 10%. The line of credit, which matures on September 2, 2019, has a covenant limiting total debt to 70% of Alagasco’s total capitalization. As defined in the line of credit, this ratio stood at 24% on September 30, 2015. Borrowing under Alagasco's line during fiscal year 2015 ranged from $0.0 to $69.5, with a balance at September 30, 2015 of $31.0. Borrowings under Alagasco's line for the month of September of fiscal 2014 ranged from $9.0 to $16.0, with a balance at September 30, 2014 of $16.0.
At September 30, 2015, the Laclede Group parent company had a $150.0 syndicated line of credit from nine banks, with the largest portion provided by a single bank being 15.6%. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company’s total capitalization. As defined in the line of credit, this ratio stood at 58% on September 30, 2015. Laclede Group’s line may be used to provide for the funding needs of various subsidiaries. Borrowings under Laclede Group’s line during fiscal year 2015 ranged from $32.5 to $80.0, with the balance at September 30, 2015 at $74.0. Borrowings under this line of credit during fiscal year 2014 ranged from $0.0 to $40.0, with the balance at September 30, 2014 of $32.5.
On September 3, 2014, Laclede Group and Laclede Gas entered into extension agreements to extend the maturity dates on their loan agreements for a period of one year from September 3, 2018 to September 3, 2019.
Information about Laclede Group’s consolidated short-term borrowings during the twelve months ended September 30, 2015 and 2014 and as of September 30, 2015 and 2014 is presented below:

	Laclede Gas Commercial Paper Borrowings	Laclede Group*** Bank Line Borrowings	Alagasco Bank Line Borrowings *	Total Short-Term Borrowings **
Year Ended September 30, 2015
Weighted average borrowings outstanding	$212.7	$65.6	$22.3	$300.6
Weighted average interest rate	0.4%	1.4%	1.1%	0.7%
Range of borrowings outstanding	$ 102.1 - $341.0	$32.5 - $80.0	$0 - $69.5	$180.1 - $488.5
As of September 30, 2015
Borrowings outstanding at end of period	$233.0	$74.0	$31.0	$338.0
Weighted average interest rate	0.5%	1.5%	1.2%	0.8%
Year Ended September 30, 2014
Weighted average borrowings outstanding	$77.6	$3.6	$13.2	$82.3
Weighted average interest rate	0.3%	1.4%	1.2%	0.5%
Range of borrowings outstanding	$0 – $244.5	$0 – $40.0	$9.0 – $16.0	$0 – $300.5
As of September 30, 2014
Borrowings outstanding at end of period	$238.6	$32.5	$16.0	$287.1
Weighted average interest rate	0.3%	1.4%	1.2%	0.5%
* Weighted average borrowings for Alagasco for the year ended September 30, 2014 represents Laclede Group's ownership period of one month. The one-month average approximates the Alagasco daily outstanding balance for the fiscal year ended September 30, 2014.
** Represents twelve-month weighted average for Laclede Group***, Laclede Gas, and Alagasco.
*** The Laclede Group, Inc., excluding its wholly owned subsidiaries.
Based on average short-term borrowings for the year ended September 30, 2015, an increase in the average interest rate of 100 basis points would decrease Laclede Group’s pre-tax earnings and cash flows by approximately $3.0 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Long-term Debt and Equity
Laclede Group
At September 30, 2015, including the current portion but excluding unamortized discounts and net hedging gains, Laclede Group had fixed-rate long-term debt totaling $1,603.8 and floating rate debt totaling $250.0, of which $810.0 was issued by Laclede Gas and $250.0 was issued by Alagasco. With the exception of the $250.0 floating rate senior notes issued by Laclede Group in August 2014, the long-term debt issues are fixed-rate and are subject to changes in their fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Of the Company's $1,710.0 senior long-term debt, $25.0 has no call options, $710.0 has make-whole call options, $725.0 are callable at par one to six months prior to maturity and $250.0 are callable at par one year prior to maturity. The remainder of the Company's long-term debt is $143.8 of junior subordinated notes associated with the equity units. None of the debt has any put options
Laclede Group has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 129,413 and 123,889 shares at September 30, 2015 and November 24, 2015, respectively, remaining available for issuance under its Form S-3. Laclede Group also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.

Consolidated capitalization at September 30, 2015 consisted of 47.0% of Laclede Group common stock equity and 53.0% of long-term debt, compared to 44.9% of Laclede Group common stock equity and 55.1% of long-term debt at September 30, 2014.
Laclede Gas
Of Laclede Gas' $810.0 in long-term debt, $25.0 has no call option, $435.0 has make-whole call options, and $350.0 are callable at par one to six months prior to maturity. None of the debt has any put options.
Laclede Gas had authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518.0. This authorization was effective through June 30, 2015. On April 15, 2015, Laclede Gas filed with the MoPSC for a new financing authorization. On June 24, 2015 the MoPSC granted an extension of the current authorization until the pending application is resolved. During the year ended September 30, 2015, Laclede Gas issued no securities under this authorization. As of November 24, 2015, $369.7 remains available under this authorization. Laclede Gas has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations.
Laclede Gas capitalization at September 30, 2015 consisted of 56.2% of common stock equity and 43.8% of long-term debt compared to 55.5% of common stock equity and 44.5% of long-term debt at September 30, 2014.
Alagasco
All of Alagasco's $250.0 long-term debt, including the current portion of long-term debt, has a make-whole call option. None of the debt has any put options.
Alagasco has no standing authority to issue long-term debt and must petition the APSC for planned issuances. On November 3, 2014, Alagasco received authorization and approval from the APSC to borrow $35.0 for the purposes of redeeming, without penalty, $34.8 in existing long-term, callable debt financed at 5.7%. Pursuant to a call notice issued on December 14, 2014, Alagasco redeemed $34.8 of debt effective January 15, 2015. On February 3, 2015, Alagasco received authorization and approval from the APSC to borrow $80.0 for the purpose of refinancing $80.0 of existing debt scheduled to mature on December 1, 2015. Pursuant to these authorizations, Alagasco entered into a master note purchase agreement on June 5, 2015 with certain institutional purchasers pursuant to which Alagasco committed to issue $115.0 unsecured notes in the private placement market: $35.0 at a rate of 3.21% for 10 years issued on September 15, 2015, and $80.0 at a rate of 4.31% for 30 years settling December 1, 2015. As of September 30, 2015, the current portion of long-term debt for Alagasco consisted of this $80.0 fixed-rate note maturing on December 1, 2015.
Alagasco's capitalization at September 30, 2015 consisted of 83.7% of common stock equity and 16.3% of long-term debt compared to 77.3% of common stock equity and 22.7% of long-term debt at September 30, 2014.
The Company’s, Laclede Gas' and Alagasco's access to capital markets, including the commercial paper market, and their respective financing costs, may depend on the credit rating of the entity that is accessing the capital markets. The credit ratings of the Company, Laclede Gas and Alagasco remain at investment grade, but are subject to review and change by the rating agencies.
It is management’s view that the Company, Laclede Gas, and Alagasco have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements, which primarily include capital expenditures, interest payments of long-term debt, scheduled maturities of long-term debt, short-term seasonal needs, and dividends.

CONTRACTUAL OBLIGATIONS
As of September 30, 2015, Laclede Group had contractual obligations with payments due as summarized below:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal Payments on Long-Term Debt	$1,853.8	$80.0	$350.0	$215.0	$1,208.8
Interest Payments on Long-Term Debt (a)	977.1	72.5	127.9	111.0	665.7
Operating Leases (b)	101.5	11.0	18.3	12.7	59.5
Purchase Obligations – Natural Gas (c)	1,369.3	587.7	565.7	152.6	63.3
Purchase Obligations – Other (d)	102.7	47.2	35.1	19.9	0.5
Other Long-Term Liabilities	122.7	13.3	26.8	27.8	54.8
Total (e)	$4,527.1	$811.7	$1,123.8	$539.0	$2,052.6

(a)
Includes interest payments over the terms of the debt and payments on related stock purchase contracts. Interest is calculated using the applicable interest rate or forward interest rate curve at September 30, 2015 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 6, Long-Term Debt, of the Notes to Financial Statements. Does not reflect Laclede Group's ability to defer quarterly interest and contract adjustment payments related to its equity units, as discussed in Note 5, Stockholders' Equity.

The principal and interest payments on long-term debt included in the table above do not include obligations associated with Alagasco's commitment to issue $80 million of 4.31% 30-year unsecured notes in private placements scheduled for settlement in December 2015.

(b)
Lease obligations are primarily for office space, vehicles, and power operated equipment. Additional payments will be incurred if renewal options are exercised under the provisions of certain agreements.

(c)
These purchase obligations represent the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements in the Gas Utility and Gas Marketing segments. These amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using September 30, 2015 forward market prices. Laclede Gas recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its PGA clause, subject to prudence review by the MoPSC. Alagasco recovers the costs related to its purchases, transportation, and storage of natural gas through the operation of its GSA gas rider clause, subject to prudence review by the APSC. Variations in the timing of collections of gas costs from customers may affect short-term cash requirements. Additional contractual commitments are generally entered into prior to or during the heating season.

(d)	These purchase obligations primarily reflect miscellaneous agreements for the purchase of materials and the procurement of services necessary for normal operations.

(e)
Long-term liabilities associated with unrecognized tax benefits, totaling $7.2, have been excluded from the table above because the timing of future cash outflows, if any, cannot be reasonably estimated. Also, commitments related to pension and postretirement benefit plans have been excluded from the table above. The Company expects to contribute $26.0 to its qualified, trusteed pension plans and $0.5 to its non-qualified pension plans during fiscal year 2016. With regard to the postretirement benefits, the Company anticipates it will contribute $14.3 to the qualified trusts and $0.4 directly to participants from Laclede Gas funds during fiscal year 2016. For further discussion of the Company’s pension and postretirement benefit plans, refer to Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements.

MARKET RISK
Commodity Price Risk
Gas Utility
The Utilities' commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of Laclede Gas' and MGE's PGA clauses and Alagasco's GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies, as well as gas inventory carrying costs. Laclede Gas is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Laclede Gas is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. As of September 30, 2015, Laclede Gas had active derivative positions, but Alagasco did not have any open derivative positions. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities' natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements.
Gas Marketing
In the course of its business, Laclede Group’s non-regulated gas marketing subsidiary, LER, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, LER has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, LER manages the price risk associated with its fixed-price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options, and swap contracts traded on or cleared through the NYMEX and ICE to lock in margins. At September 30, 2015 and 2014, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations.
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

	Derivative Fair Values	Cash Margin	Derivatives and Cash Margin
Net balance of derivative assets at September 30, 2014	$0.4	$2.1	$2.5
Changes in fair value	4.9	—	4.9
Settlements/purchases - net	0.2	—	0.2
Changes in cash margin	—	(3.7)	(3.7)
Net balance of derivative assets at September 30, 2015	$5.5	$(1.6)	$3.9

	As of September 30, 2015
Maturity by Fiscal Year	Total	2016	2017	2018
Fair values of exchange-traded/cleared natural gas derivatives - net	$3.0	$3.4	$(0.4)	$—
Fair values of basis swaps - net	2.5	1.5	0.9	0.1

Position volumes:
MMBtu – net (short) long futures/swap/option positions	(18.5)	(21.1)	2.2	0.4
MMBtu - net (short) long basis swap positions	(8.9)	(4.6)	(3.8)	(0.5)
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

Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal year 2016:

Net balance of derivative assets at September 30, 2014	$2.1
Changes in fair value	1.4
Settlements	(4.0)
Net balance of derivative assets at September 30, 2015	$(0.5)
For further details related to LER’s derivatives and hedging activities, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements.
Counterparty Credit Risk
LER has concentrations of counterparty credit risk in that a significant portion of its transactions are with energy producers, utility companies, and pipelines. These concentrations of counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. LER also has concentrations of credit risk with certain individually significant counterparties. To the extent possible, LER enters into netting arrangements with its counterparties to mitigate exposure to credit risk. LER is also exposed to credit risk associated with its derivative contracts designated as normal purchases and normal sales. LER closely monitors its credit exposure and, although uncollectible amounts have not been significant, increased counterparty defaults are possible and may result in financial losses and/or capital limitations. For more information on these concentrations of credit risk, including how LER manages these risks, see Note 11, Concentrations of Credit Risk, of the Notes to Financial Statements.
Interest Rate Risk
The Company is subject to interest rate risk associated with its long-term and short-term debt issuances. Based on average short-term borrowings during fiscal year 2015, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense of approximately $3.0 on an annual basis. Portions of such increases may be offset through the application of PGA carrying costs. At September 30, 2015, Laclede Group had $250.0 of variable rate long-term debt. An increase of 100 basis points in the underlying average interest rate for the variable long-term note would have caused an increase in interest expense of approximately $2.5 on an annual basis. At September 30, 2015, Laclede Group had fixed-rate long-term debt (including current portion) totaling $1,603.8. Laclede Gas had fixed-rate long-term debt totaling $810.0 and Alagasco has fixed rate long-term debt (including current portion) of $250.0, which are both included with Laclede Group total long-term debt (including current). While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.
The Company entered into and settled certain interest rate swap transactions in 2014 to protect itself against adverse movements in interest rates associated with the issuance of long-term debt to fund the acquisition of Alagasco. In 2015, Alagasco entered into and settled interest swaps to protect itself against adverse movements in interest rates in anticipation of the issuance of $115.0 in debt. Refer to Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements for additional details on these interest rate swap transactions.
ENVIRONMENTAL MATTERS
The Utilities own and operate natural gas distribution, transmission, and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s or the Utilities' financial position and results of operations. As environmental laws, regulations, and their interpretations change, however, the Utilities may be required to incur additional costs. For information relative to environmental matters, see Note 16, Commitments and Contingencies, of the Notes to Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
At September 30, 2015, none of Laclede Group or its subsidiary companies had off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of Laclede Group or its subsidiaries expects to engage in any significant off-balance sheet financing arrangements in the near future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For this discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk, on page 44 of this report.

The Laclede Group, Inc.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Laclede Group, Inc.'s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Laclede Group Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Laclede Group Inc.’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management concluded that the Laclede Group Inc.’s internal control over financial reporting was effective as of September 30, 2015. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Laclede Group Inc.’s internal control over financial reporting, which is included herein.
Laclede Gas Company
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Laclede Gas Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Laclede Gas Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Laclede Gas Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management concluded that Laclede Gas Company’s internal control over financial reporting was effective as of September 30, 2015.
Alabama Gas Corporation
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Alabama Gas Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Alabama Gas Corporation's management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Alabama Gas Corporation's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that assessment, management concluded that Alabama Gas Corporation’s internal control over financial reporting was effective as of September 30, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the internal control over financial reporting of The Laclede Group, Inc. and subsidiaries (the "Company") as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2015 of the Company and our report dated November 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Laclede Group, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of The Laclede Group, Inc. and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Laclede Group, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Laclede Gas Company
St. Louis, Missouri

We have audited the accompanying balance sheets and statements of capitalization of Laclede Gas Company (a wholly owned subsidiary of The Laclede Group, Inc.) (the “Company”) as of September 30, 2015 and 2014, and the related statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Laclede Gas Company as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
November 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Alabama Gas Corporation
Birmingham, Alabama

We have audited the accompanying balance sheets and statements of capitalization of Alabama Gas Corporation (a wholly owned subsidiary of The Laclede Group, Inc.) (the "Company") as of September 30, 2015 and 2014, and the related statements of income, common shareholder’s equity, and cash flows for the year ended September 30, 2015 and the nine months ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Alabama Gas Corporation as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended September 30, 2015 and the nine months ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Birmingham, Alabama
November 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of Alabama Gas Corporation
In our opinion, the accompanying statements of income, common shareholder’s equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Alabama Gas Corporation for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
March 3, 2014

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Share Amounts)
Years Ended September 30	2015	2014	2013
Operating Revenues:
Gas Utility	$1,891.8	$1,462.6	$847.2
Gas Marketing and other	84.6	164.6	169.8
Total Operating Revenues	1,976.4	1,627.2	1,017.0
Operating Expenses:
Gas Utility
Natural and propane gas	882.4	731.7	433.4
Other operation and maintenance expenses	390.6	287.8	180.3
Depreciation and amortization	129.9	82.4	48.3
Taxes, other than income taxes	142.1	112.0	60.1
Total Gas Utility Operating Expenses	1,545.0	1,213.9	722.1
Gas Marketing and other	158.9	246.9	198.4
Total Operating Expenses	1,703.9	1,460.8	920.5
Operating Income	272.5	166.4	96.5
Other Income and (Income Deductions) – Net	1.2	(3.3)	2.5
Interest Charges:
Interest on long-term debt	66.6	39.3	25.5
Other interest charges	8.0	6.9	3.1
Total Interest Charges	74.6	46.2	28.6
Income Before Income Taxes	199.1	116.9	70.4
Income Tax Expense	62.2	32.3	17.6
Net Income	$136.9	$84.6	$52.8
Weighted Average Number of Common Shares Outstanding:
Basic	43.2	35.8	25.9
Diluted	43.3	35.9	26.0
Basic Earnings Per Share of Common Stock	$3.16	$2.36	$2.03
Diluted Earnings Per Share of Common Stock	$3.16	$2.35	$2.02

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
Years Ended September 30	2015	2014	2013
Net Income	$136.9	$84.6	$52.8
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (losses) arising during the period	(5.5)	(4.5)	5.0
Reclassification adjustment for losses included in net income	4.4	2.5	0.3
Net unrealized gains (losses) on cash flow hedging derivative instruments	(1.1)	(2.0)	5.3
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (losses) arising during the period	0.1	—	(0.1)
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	0.4	0.5	0.2
Net defined benefit pension and other postretirement benefit plans	0.5	0.5	0.1
Other Comprehensive Income (Loss), Before Tax	(0.6)	(1.5)	5.4
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	(0.3)	(0.6)	2.1
Other Comprehensive Income (Loss), Net of Tax	(0.3)	(0.9)	3.3
Comprehensive Income	$136.6	$83.7	$56.1

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In Millions)
September 30	2015	2014
ASSETS
Utility Plant	$4,234.5	$3,928.3
Less: Accumulated depreciation and amortization	1,307.0	1,168.6
Net Utility Plant	2,927.5	2,759.7
Non-utility property (net of accumulated depreciation and amortization, $7.5 and $6.7 at September 30, 2015 and 2014, respectively)	13.7	9.2
Goodwill	946.0	937.8
Other investments	59.9	60.0
Other Property and Investments	1,019.6	1,007.0
Current Assets:
Cash and cash equivalents	13.8	16.1
Accounts receivable:
Utility	138.1	148.2
Other	86.7	86.5
Allowance for doubtful accounts	(14.2)	(15.9)
Delayed customer billings	2.6	10.8
Inventories:
Natural gas	188.6	245.5
Propane gas	12.0	11.7
Materials and supplies	14.8	13.0
Natural gas receivable	17.3	7.3
Derivative instrument assets	4.6	2.4
Unamortized purchased gas adjustments	12.9	54.0
Regulatory assets	27.6	26.8
Prepayments and other	25.3	21.6
Total Current Assets	530.1	628.0
Deferred Charges:
Regulatory assets	737.6	614.3
Other	75.4	65.0
Total Deferred Charges	813.0	679.3
Total Assets	$5,290.2	$5,074.0

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(In Millions)
September 30	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$1,573.6	$1,508.4
Long-term debt	1,771.5	1,851.0
Total Capitalization	3,345.1	3,359.4
Current Liabilities:
Current portion of long-term debt	80.0	—
Notes payable	338.0	287.1
Accounts payable	146.5	176.7
Advance customer billings	44.3	32.2
Wages and compensation accrued	32.7	36.0
Dividends payable	21.1	19.9
Customer deposits	32.1	34.0
Interest accrued	14.3	15.1
Unamortized purchased gas adjustments	28.2	22.4
Taxes accrued	51.7	63.4
Deferred income taxes	—	9.9
Regulatory liabilities	32.4	41.3
Other	32.5	47.8
Total Current Liabilities	853.8	785.8
Deferred Credits and Other Liabilities:
Deferred income taxes	482.1	383.8
Pension and postretirement benefit costs	253.4	244.9
Asset retirement obligations	159.2	99.2
Regulatory liabilities	119.3	125.8
Other	77.3	75.1
Total Deferred Credits and Other Liabilities	1,091.3	928.8
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$5,290.2	$5,074.0

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in Millions, Except Per Share Amounts)
September 30	2015	2014
Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 70,000,000 shares
Outstanding – 43,335,012 shares and 43,183,818 shares, respectively	$43.3	$43.2
Paid-in capital	1,038.1	1,029.4
Retained earnings	494.2	437.5
Accumulated other comprehensive loss	(2.0)	(1.7)
Total Common Stock Equity	1,573.6	1,508.4
Long-Term Debt - Laclede Group:
Floating Rate Senior Notes, due August 15, 2017	250.0	250.0
2.55% Senior Notes, due August 15, 2019	125.0	125.0
3.31% Notes Payable, due December 15, 2022	25.0	25.0
2.0% Series A Remarketable Subordinated Notes, due April 1, 2022	143.8	143.8
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Long-Term Debt - Laclede Gas:
First Mortgage Bonds:
2.0% Series, due August 15, 2018	100.0	100.0
5.5% Series, due May 1, 2019	50.0	50.0
3.0% Series, due March 15, 2023	55.0	55.0
3.4% Series, due August 15, 2023	250.0	250.0
3.4% Series, due March 15, 2028	45.0	45.0
7.0% Series, due June 1, 2029	25.0	25.0
7.9% Series, due September 15, 2030	30.0	30.0
6.0% Series, due May 1, 2034	100.0	100.0
6.15% Series, due June 1, 2036	55.0	55.0
4.625% Series, due August 15, 2043	100.0	100.0
Long-Term Debt - Alagasco:
5.368% Notes, due December 1, 2015	—	80.0
5.2% Notes, due January 15, 2020	40.0	40.0
3.86% Notes, due December 23, 2021	50.0	50.0
3.21% Notes, due September 15, 2025	35.0	—
5.7% Notes, due January 15, 2035	—	34.8
5.9% Notes, due January 15, 2037	45.0	45.0
Total	1,773.8	1,853.6
Unamortized discount, net of premium, on long-term debt	(2.3)	(2.6)
Total Long-Term Debt	1,771.5	1,851.0
Total Capitalization	$3,345.1	$3,359.4

Long-term debt dollar amounts are exclusive of current portion.

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Outstanding		Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
(Dollars in Millions, Except Per Share Amounts)	Shares	Amount					Total
BALANCE SEPTEMBER 30, 2012	22,539,431	$22.6	$168.6		$414.5	$(4.1)	$601.6
Net income	—	—	—		52.8	—	52.8
Common stock offering	10,005,000	10.0	417.2		—	—	427.2
Dividend reinvestment plan	44,074	—	1.8		—	—	1.8
Stock-based compensation costs	—	—	4.4		—	—	4.4
Equity Incentive Plan	108,331	0.1	2.6		—	—	2.7
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(0.9)		—	—	(0.9)
Tax benefit – stock compensation	—	—	0.6		—	—	0.6
Dividends declared:
Common stock ($1.70 per share)	—	—	—		(47.2)	—	(47.2)
Other comprehensive income, net of tax	—	—	—		—	3.3	3.3
BALANCE SEPTEMBER 30, 2013	32,696,836	$32.7	$594.3		$420.1	$(0.8)	$1,046.3
Net income	—	—	—		84.6	—	84.6
Common stock offering	10,350,000	10.4	446.4		—	—	456.8
Equity units offering	—	—	(19.7)		—	—	(19.7)
Dividend reinvestment plan	33,667	—	1.5		—	—	1.5
Stock-based compensation costs	—	—	5.8		—	—	5.8
Equity Incentive Plan	97,902	0.1	1.6		—	—	1.7
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1.1)		—	—	(1.1)
Tax benefit – stock compensation	—	—	0.6		—	—	0.6
Dividends declared:
Common stock ($1.76 per share)	—	—	—		(67.2)	—	(67.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(0.9)	(0.9)
BALANCE SEPTEMBER 30, 2014	43,178,405	$43.2	$1,029.4		$437.5	$(1.7)	$1,508.4
Net income	—	—	—		136.9	—	136.9
Dividend reinvestment plan	31,166	—	1.6		—	—	1.6
Stock-based compensation costs	—	—	3.0		—	—	3.0
Equity Incentive Plan	125,441	0.1	5.0		—	—	5.1
Employees’ taxes paid associated with restricted shares withheld upon vesting	—	—	(1.6)		—	—	(1.6)
Tax benefit – stock compensation	—	—	0.7		—	—	0.7
Dividends declared:
Common stock ($1.84 per share)	—	—	—		(80.2)	—	(80.2)
Other comprehensive loss, net of tax	—	—	—		—	(0.3)	(0.3)
BALANCE SEPTEMBER 30, 2015	43,335,012	$43.3	$1,038.1		$494.2	$(2.0)	$1,573.6

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
Years Ended September 30	2015	2014	2013
Operating Activities:
Net Income	$136.9	$84.6	$52.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	130.8	83.3	49.3
Deferred income taxes and investment tax credits	65.5	31.4	22.0
Changes in assets and liabilities:
Accounts receivable – net	(4.8)	(5.3)	(0.7)
Unamortized purchased gas adjustments	46.9	(36.4)	23.1
Deferred purchased gas costs	(19.8)	13.9	13.3
Accounts payable	(30.0)	8.6	35.4
Delayed / advance customer billings – net	20.3	(19.1)	(8.2)
Taxes accrued	(17.0)	(0.8)	3.7
Inventories	54.8	(15.5)	(30.6)
Other assets and liabilities	(67.6)	(27.5)	2.8
Other	6.4	5.4	1.0
Net cash provided by operating activities	322.4	122.6	163.9
Investing Activities:
Capital expenditures	(289.8)	(171.0)	(130.8)
Acquisition of Alagasco (net of $12.1 cash acquired in 2014)	(8.2)	(1,305.2)	—
Acquisition of MGE	—	23.9	(975.0)
Proceeds from sale of right to acquire New England Gas Company	—	11.0	—
Other	(0.7)	3.7	(2.5)
Net cash used in investing activities	(298.7)	(1,437.6)	(1,108.3)
Financing Activities:
Issuance of long-term debt	35.0	768.8	575.0
Repayment of long-term debt	(34.8)	(80.0)	(25.0)
Issuance of short-term debt - net	50.8	198.1	33.9
Issuance of common stock	3.1	460.0	431.7
Dividends paid	(79.0)	(61.9)	(42.5)
Other	(1.1)	(6.9)	(3.2)
Net cash (used in) provided by financing activities	(26.0)	1,278.1	969.9
Net (Decrease) Increase in Cash and Cash Equivalents	(2.3)	(36.9)	25.5
Cash and Cash Equivalents at Beginning of Year	16.1	53.0	27.5
Cash and Cash Equivalents at End of Year	$13.8	$16.1	$53.0

Supplemental disclosure of cash (paid) refunded for:
Interest	$(65.3)	$(40.6)	$(26.3)
Income taxes	1.3	(3.4)	9.4

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF INCOME
(In Millions)
Years Ended September 30	2015	2014	2013
Operating Revenues:
Utility	$1,416.6	$1,448.1	$857.8
Other	—	0.1	1.6
Total Operating Revenues	1,416.6	1,448.2	859.4
Operating Expenses:
Utility
Natural and propane gas	786.1	816.9	469.1
Other operation and maintenance expenses	253.6	276.4	180.7
Depreciation and amortization	82.6	78.5	48.3
Taxes, other than income taxes	108.9	110.1	60.1
Total Utility Operating Expenses	1,231.2	1,281.9	758.2
Other	—	(0.1)	13.7
Total Operating Expenses	1,231.2	1,281.8	771.9
Operating Income	185.4	166.4	87.5
Other (Income Deductions) and Income - Net	(0.5)	(3.4)	2.0
Interest Charges:
Interest on long-term debt	33.1	34.4	24.9
Other interest charges	3.3	3.0	1.2
Total Interest Charges	36.4	37.4	26.1
Income Before Income Taxes	148.5	125.6	63.4
Income Tax Expense	43.2	35.5	14.6
Net Income	$105.3	$90.1	$48.8

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
Years Ended September 30	2015	2014	2013
Net Income	$105.3	$90.1	$48.8
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	(1.2)	0.1	0.1
Reclassification adjustment for losses (gains) included in net income	0.9	(0.2)	(0.2)
Net unrealized (loss) on cash flow hedging derivative instruments	(0.3)	(0.1)	(0.1)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during the period	0.1	—	(0.1)
Amortization of actuarial loss included in net periodic pension and postretirement benefit cost	0.4	0.4	0.2
Net defined benefit pension and other postretirement benefit plans	0.5	0.4	0.1
Other Comprehensive Income, Before Tax	0.2	0.3	—
Income Tax Expense Related to Items of Other Comprehensive Income	—	0.1	—
Other Comprehensive Income, Net of Tax	0.2	0.2	—
Comprehensive Income	$105.5	$90.3	$48.8

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS
(In Millions)
September 30	2015	2014
ASSETS
Utility Plant	$2,579.1	$2,403.3
Less: Accumulated depreciation and amortization	590.0	542.3
Net Utility Plant	1,989.1	1,861.0
Goodwill	210.2	210.2
Other Property and Investments	55.3	55.7
Other Property and Investments	265.5	265.9
Current Assets:
Cash and cash equivalents	1.7	3.7
Accounts receivable:
Utility	103.4	111.1
Other	25.2	19.2
Allowance for doubtful accounts	(10.0)	(10.7)
Delayed customer billings	2.6	10.8
Receivables from associated companies	2.5	11.4
Inventories:
Natural gas	138.2	191.1
Propane gas	12.0	11.7
Materials and supplies	9.3	7.8
Unamortized purchased gas adjustments	12.9	54.0
Regulatory assets	16.2	18.0
Prepayments and other	12.5	15.5
Total Current Assets	326.5	443.6
Deferred Charges:
Regulatory assets	573.6	523.7
Other	12.8	10.8
Total Deferred Charges	586.4	534.5
Total Assets	$3,167.5	$3,105.0

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
BALANCE SHEETS (continued)
(Millions)
September 30	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$1,037.8	$1,007.8
Long-term debt	808.1	807.9
Total Capitalization	1,845.9	1,815.7
Current Liabilities:
Notes payable	233.0	238.6
Accounts payable	61.5	70.1
Accounts payable – associated companies	5.5	6.0
Advance customer billings	25.2	15.5
Wages and compensation accrued	26.8	30.3
Dividends payable	19.9	19.0
Customer deposits	13.0	14.8
Interest accrued	7.6	8.1
Taxes accrued	25.4	43.9
Regulatory liabilities	0.6	0.6
Other	18.5	41.3
Total Current Liabilities	437.0	488.2
Deferred Credits and Other Liabilities:
Deferred income taxes	485.2	399.8
Pension and postretirement benefit costs	207.8	215.3
Asset retirement obligations	72.4	71.2
Regulatory liabilities	70.6	72.1
Other	48.6	42.7
Total Deferred Credits and Other Liabilities	884.6	801.1
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$3,167.5	$3,105.0

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CAPITALIZATION
(Dollars in Millions, Except Per Share Amounts)
September 30	2015	2014
Common Stock Equity:
Common stock, par value $1 per share:
Authorized – 50,000,000 shares
Outstanding – 24,577 shares	0.1	0.1
Paid-in capital	748.2	744.0
Retained earnings	291.2	265.6
Accumulated other comprehensive loss	(1.7)	(1.9)
Total Common Stock Equity	1,037.8	1,007.8
Long-Term Debt:
First Mortgage Bonds:
2.0% Series, due August 15, 2018	100.0	100.0
5.5% Series, due May 1, 2019	50.0	50.0
3.0% Series, due March 15, 2023	55.0	55.0
3.4% Series, due August 15, 2023	250.0	250.0
3.4% Series, due March 15, 2028	45.0	45.0
7.0% Series, due June 1, 2029	25.0	25.0
7.9% Series, due September 15, 2030	30.0	30.0
6.0% Series, due May 1, 2034	100.0	100.0
6.15% Series, due June 1, 2036	55.0	55.0
4.625% Series, due August 15, 2043	100.0	100.0
Total	810.0	810.0
Unamortized discount, net of premium, on long-term debt	(1.9)	(2.1)
Total Long-Term Debt	808.1	807.9
Total Capitalization	$1,845.9	$1,815.7

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
(Dollars in Millions, Except Per Share Amounts)	Shares	Amount				Total
BALANCE SEPTEMBER 30, 2012	12,804	$0.1	$257.3	$236.0	$(2.1)	$491.3
Net income	—	—	—	48.8	—	48.8
Stock-based compensation costs	—	—	3.1	—	—	3.1
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Dividends declared:
Common stock	—	—	—	(47.0)	—	(47.0)
Issuance of common stock to Laclede Group	11,745	—	477.2	—	—	477.2
BALANCE SEPTEMBER 30, 2013	24,549	$0.1	$738.1	$237.8	$(2.1)	$973.9
Net income	—	—	—	90.1	—	90.1
Stock-based compensation costs	—	—	4.2	—	—	4.2
Tax benefit – stock compensation	—	—	0.6	—	—	0.6
Dividends declared:
Common stock	—	—	—	(62.3)	—	(62.3)
Issuance of common stock to Laclede Group	28	—	1.1	—	—	1.1
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
BALANCE SEPTEMBER 30, 2014	24,577	$0.1	$744.0	$265.6	$(1.9)	$1,007.8
Net income	—	—	—	105.3	—	105.3
Stock-based compensation costs	—	—	3.7	—	—	3.7
Tax benefit – stock compensation	—	—	0.5	—	—	0.5
Dividends declared:
Common stock	—	—	—	(79.7)	—	(79.7)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
BALANCE SEPTEMBER 30, 2015	24,577	$0.1	$748.2	$291.2	$(1.7)	$1,037.8

See the accompanying Notes to Financial Statements.

LACLEDE GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Millions)
Years Ended September 30	2015	2014	2013
Operating Activities:
Net Income	$105.3	$90.1	$48.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	82.6	78.5	48.3
Deferred income taxes and investment tax credits	45.4	35.6	22.2
Changes in assets and liabilities:
Accounts receivable – net	9.9	(21.5)	6.7
Unamortized purchased gas adjustments	41.1	(36.4)	23.1
Deferred purchased gas costs	(19.8)	13.9	13.3
Accounts payable	(11.4)	6.8	16.4
Delayed / advance customer billings – net	17.9	(19.1)	(8.3)
Taxes accrued	(14.6)	10.0	1.0
Inventories	51.2	(26.4)	(16.2)
Other assets and liabilities	(32.8)	(3.3)	(29.4)
Other	2.8	2.8	(0.4)
Net cash provided by operating activities	277.6	131.0	125.5
Investing Activities:
Capital expenditures	(198.6)	(163.0)	(128.5)
Acquisition of MGE	—	23.9	(975.0)
Other	2.9	4.1	(1.3)
Net cash used in investing activities	(195.7)	(135.0)	(1,104.8)
Financing Activities:
Issuance of first mortgage bonds	—	—	550.0
Repayment of long-term debt	—	(80.0)	(25.0)
Issuance (repayment) of short-term debt - net	(5.7)	164.6	33.9
Borrowings from Laclede Group	18.4	276.1	172.0
Repayment of borrowings from Laclede Group	(18.4)	(322.7)	(162.4)
Dividends paid	(78.7)	(57.2)	(42.4)
Issuance of common stock to Laclede Group	—	1.2	477.2
Other	0.5	1.8	(2.5)
Net cash (used in) provided by financing activities	(83.9)	(16.2)	1,000.8
Net (Decrease) Increase in Cash and Cash Equivalents	(2.0)	(20.2)	21.5
Cash and Cash Equivalents at Beginning of Year	3.7	23.9	2.4
Cash and Cash Equivalents at End of Year	$1.7	$3.7	$23.9

Supplemental disclosure of cash (paid) refunded for:
Interest	$(31.0)	$(36.4)	$(25.7)
Income taxes	0.7	(0.2)	7.6

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
STATEMENTS OF INCOME
(In Millions)
	Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014	2013
Operating Revenues:
Utility	$479.2	$417.2	$533.3
Total Operating Revenues	479.2	417.2	533.3
Operating Expenses:
Utility
Natural and propane gas	171.5	184.5	215.5
Other operation and maintenance expenses	138.0	107.5	143.1
Depreciation and amortization	47.3	34.4	43.9
Taxes, other than income taxes	33.2	28.6	37.1
Total Operating Expenses	390.0	355.0	439.6
Operating Income	89.2	62.2	93.7
Other Income - Net	2.0	2.2	14.0
Interest Charges:
Interest on long-term debt	11.6	10.1	13.5
Other interest charges	2.3	1.4	2.1
Total Interest Charges	13.9	11.5	15.6
Income Before Income Taxes	77.3	52.9	92.1
Income Tax Expense	29.3	19.9	34.7
Net Income	$48.0	$33.0	$57.4

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
BALANCE SHEETS
(In Millions)
September 30	2015	2014
ASSETS
Utility Plant	$1,655.4	$1,525.1
Less: Accumulated depreciation and amortization	717.0	626.4
Net Utility Plant	938.4	898.7
Current Assets:
Cash and cash equivalents	7.2	5.6
Accounts receivable:
Utility	34.7	39.0
Other	5.2	5.1
Allowance for doubtful accounts	(4.2)	(5.1)
Inventories:
Natural gas	40.4	48.0
Materials and supplies	5.4	5.1
Regulatory assets	11.4	8.8
Deferred income tax	6.2	2.3
Prepayments and other	4.6	1.6
Total Current Assets	110.9	110.4
Deferred Charges:
Regulatory assets	163.6	90.6
Deferred income tax	248.4	277.8
Other	57.7	47.1
Total Deferred Charges	469.7	415.5
Total Assets	$1,519.0	$1,424.6

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
BALANCE SHEETS (continued)
(Millions)
September 30,	2015	2014
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	$874.6	$849.6
Long-term debt	170.0	249.8
Total Capitalization	1,044.6	1,099.4
Current Liabilities:
Current portion of long-term debt	80.0	—
Notes payable	31.0	16.0
Accounts payable	21.8	34.2
Accounts payable – associated companies	0.2	0.4
Advance customer billings	19.1	16.7
Wages and compensation accrued	5.8	5.7
Customer deposits	19.1	19.1
Interest accrued	3.5	3.9
Unamortized purchase gas adjustment	28.2	22.4
Taxes accrued	26.0	30.0
Regulatory liabilities	31.8	40.7
Other	5.4	6.8
Total Current Liabilities	271.9	195.9
Deferred Credits and Other Liabilities:
Pension and postretirement benefit costs	45.6	29.6
Asset retirement obligations	86.6	27.7
Regulatory liabilities	48.7	53.7
Other	21.6	18.3
Total Deferred Credits and Other Liabilities	202.5	129.3
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$1,519.0	$1,424.6

See the accompanying Notes to Financial Statements

ALABAMA GAS CORPORATION
STATEMENTS OF CAPITALIZATION
(Dollars in Millions, Except Per Share Amounts)
September 30	2015	2014
Common Stock Equity:
Common stock, par value $1 per share, and paid-in capital:
Authorized – 3,000,000 shares
Outstanding – 1,972,052 shares	$480.9	$503.9
Retained earnings	393.7	345.7
Total Common Stock Equity	874.6	849.6
Long-Term Debt:
5.368% Notes, due December 1, 2015	—	80.0
5.2% Notes, due January 15, 2020	40.0	40.0
3.86% Notes, due December 23, 2021	50.0	50.0
3.21% Notes, due September 15, 2025	35.0	—
5.7% Notes, due January 15, 2035	—	34.8
5.9% Notes, due January 15, 2037	45.0	45.0
Total Long-Term Debt	170.0	249.8
Total Capitalization	$1,044.6	$1,099.4

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock Outstanding		Paid-in Capital	Retained Earnings
(Dollars in Millions, Except Per Share Amounts)	Shares	Amount			Total
BALANCE DECEMBER 31, 2012	1,972,052	$—	$34.5	$326.0	$360.5
Net income	—	—	—	57.4	57.4
Dividends declared:
Common stock	—	—	—	(33.3)	(33.3)
BALANCE DECEMBER 31, 2013	1,972,052	—	34.5	350.1	384.6
Net income	—	—	—	33.0	33.0
Dividends declared:
Common stock	—	—	—	(37.4)	(37.4)
Purchase accounting adjustments	—	—	469.4	—	469.4
BALANCE SEPTEMBER 30, 2014	1,972,052	—	503.9	345.7	849.6
Net income	—	—	—	48.0	48.0
Purchase accounting adjustments	—		4.0	—	4.0
Return of capital to Laclede Group	—	—	(27.0)	—	(27.0)
BALANCE SEPTEMBER 30, 2015	1,972,052	$—	$480.9	$393.7	$874.6

See the accompanying Notes to Financial Statements.

ALABAMA GAS CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(In Millions)	2015	2014	2013
Operating Activities:
Net Income	$48.0	$33.0	$57.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	47.3	34.4	43.9
Deferred income taxes and investment tax credits	29.2	4.0	15.0
Changes in assets and liabilities:
Accounts receivable – net	(9.1)	26.4	(23.2)
Unamortized purchased gas adjustments	5.8	24.8	40.3
Accounts payable	(10.4)	(11.5)	(3.1)
Advance customer billings – net	2.4	(0.3)	(2.7)
Taxes accrued	(4.0)	1.9	3.9
Inventories	7.2	(11.8)	—
Other assets and liabilities	(18.0)	17.1	9.9
Other	2.0	(3.0)	(11.4)
Net cash provided by operating activities	100.4	115.0	130.0
Investing Activities:
Capital expenditures	(85.8)	(46.2)	(86.0)
Proceeds from the sale of assets	—	0.8	13.8
Other	(1.0)	—	—
Net cash used in investing activities	(86.8)	(45.4)	(72.2)
Financing Activities:
Issuance of first mortgage bonds	35.0	—	—
Repayment of long-term debt	(34.8)	—	—
Issuance (repayments) of short-term debt - net	15.0	(34.0)	(27.0)
Return of capital to Laclede Group	(27.0)	—	—
Dividends paid	—	(37.4)	(33.3)
Other	(0.2)	4.4	(0.1)
Net cash used in financing activities	(12.0)	(67.0)	(60.4)
Net Increase (Decrease) in Cash and Cash Equivalents	1.6	2.6	(2.6)
Cash and Cash Equivalents at Beginning of Period	5.6	3.0	5.6
Cash and Cash Equivalents at End of Period	$7.2	$5.6	$3.0

Supplemental disclosure of cash (paid) refunded for:
Interest	$(12.3)	$(9.6)	$(13.5)
Income taxes	—	(20.4)	(23.1)

See the accompanying Notes to Financial Statements.

THE LACLEDE GROUP, INC., LACLEDE GAS COMPANY, AND ALABAMA GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share and per gallon amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – These notes are an integral part of the accompanying audited financial statements of The Laclede Group, Inc. (Laclede Group or the Company), as well as Laclede Gas Company (Laclede Gas or the Missouri Utilities) and Alabama Gas Corporation (Alagasco or the Alabama Utility). Laclede Gas, which includes the operations of Missouri Gas Energy (MGE), and Alagasco are wholly owned subsidiaries of the Company. Collectively, Laclede Gas and Alagasco are referred to as the Utilities. The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
The consolidated financial position, results of operations, and cash flows of Laclede Group are primarily derived from the financial position, results of operations, and cash flows of the Utilities. In compliance with GAAP, transactions between the Utilities and their affiliates, as well as intercompany balances on the Utilities' balance sheets, have not been eliminated from the Utilities' financial statements. The Company's August 31, 2014 acquisition of Alagasco and Laclede Gas' September 1, 2013 acquisition of MGE are included in the results of operations since their respective acquisition dates and impact the comparability of the financial statement periods presented for the Company and Laclede Gas. For a further discussion of the acquisitions, see Note 2, Acquisitions. The Utilities are regulated natural gas distribution utilities. Due to the seasonal nature of the Utilities, Laclede Group's earnings are typically concentrated during the heating season of November through April each fiscal year.
Effective September 2, 2014, Alagasco amended its bylaws to change Alagasco's fiscal year from beginning January 1 and ending on December 31, to beginning October 1 and ending on September 30. As a result, the financial statements covering the nine-month period from January 1, 2014 through September 30, 2014 (the “transition period”) were included in the Alagasco’s transition report on Form 10-K/T for such period and are presented in the financial statements and notes herein. The period beginning January 1, 2013 through December 31, 2013 is referred to as “calendar 2013.” For the fiscal year 2015, Alagasco's financial statements cover the fiscal year October 1, 2014 to September 30, 2015.
NATURE OF OPERATIONS – The Laclede Group, Inc. (NYSE: LG), headquartered in St. Louis, Missouri, is a public utility holding company. The Company has two operating segments: Gas Utility and Gas Marketing. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Laclede Group in terms of revenue and earnings generation. The Gas Utility segment is comprised of the operations of the Missouri Utilities and the Alabama Utility and serves St. Louis and eastern Missouri, Kansas City and western Missouri (through MGE), and central and northern Alabama. Laclede Group’s primary non-utility business, Laclede Energy Resources, Inc. (LER), included in the Gas Marketing segment, provides non-regulated natural gas services. The activities of other subsidiaries are described in Note 14, Information by Operating Segment, and are reported as Other.
USE OF ESTIMATES – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
SYSTEM OF ACCOUNTS – The accounts of the Missouri Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the Missouri Public Service Commission (MoPSC), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission (FERC). The accounts of Alagasco are maintained in accordance with the Uniform System of Accounts prescribed by the Alabama Public Service Commission (APSC), which system substantially conforms to that prescribed by the FERC.
UTILITY PLANT, DEPRECIATION AND AMORTIZATION – Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads, and an allowance for funds used during construction. The costs of units of property retired, replaced, or renewed are removed from utility plant and are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses.
For Laclede Gas, utility plant is depreciated on a straight-line basis at rates based on estimated service lives of the various classes of property. In fiscal year 2015, annual depreciation and amortization expense averaged 3.0% of the original cost of depreciable and amortizable property, compared to 3.0% and 3.2% in both fiscal years 2014 and 2013, respectively.

Laclede Gas' capital expenditures were $198.6, $163.0 and $128.5 for fiscal years 2015, 2014, and 2013, respectively. Additionally, Laclede Gas had recorded accruals for capital expenditures totaling $9.6 at September 30, 2015, $3.0 at September 30, 2014, and $4.7 at September 30, 2013.
For Alagasco, depreciation is provided using the composite method of depreciation on a straight-line basis over the estimated useful lives of utility property at rates approved by the APSC. On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1%. As required by the ASPC, Alagasco performed another depreciation study in 2015. The composite depreciation rate from this study was also approximately 3.1%. Alagasco anticipates refunding approximately $10.8 of refundable negative salvage costs through lower tariff rates over the next twelve months.
Related to the lower depreciation rates, an estimated $27.0 of refundable negative salvage costs will be refunded to eligible customers on a declining basis through lower tariff rates over a four year period through 2019.
Alagasco's capital expenditures were $85.8, $46.2 and $86.0 for fiscal years 2015, 2014, and 2013, respectively. Additionally, Alagasco recorded accruals for capital expenditures totaling $3.1 at September 30, 2015, $5.0 at September 30, 2014 and $5.5 at December 31, 2013.
Accrued capital expenditures are excluded from the capital expenditures included in the statements of cash flows of the Company, Laclede Gas and Alagasco.
ASSET RETIREMENT OBLIGATIONS – Laclede Group, Laclede Gas, and Alagasco record legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. The Company, Laclede Gas and Alagasco record asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Alagasco and Laclede Gas’ distribution system and general plant. Asset retirement obligations recorded by Laclede Group’s other subsidiaries are not material. As authorized by the MoPSC and APSC, Laclede Gas and Alagasco accrue future asset removal costs associated with their property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities or assets. When the Utilities retire depreciable utility plant and equipment, they charge the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities or assets. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities or assets. In the rate setting process, the regulatory liability or asset is deducted from the rate base upon which the Utilities have the opportunity to earn their allowed rates of return. The costs associated with asset retirement obligations are either currently being recovered in rates or are probable of recovery in future rates.
The following table presents a reconciliation of the beginning and ending balances of asset retirement obligations at September 30, as reported in the balance sheets.

	Laclede Group		Laclede Gas		Alagasco
	2015	2014	2015	2014	2015	2014
Asset retirement obligations, beginning of year	$99.2	$74.6	$71.2	$74.3	$27.7	$27.5
Liabilities incurred during the period	2.3	0.5	0.6	0.5	1.7	0.5
Liabilities settled during the period	(2.0)	(1.5)	(1.9)	(1.5)	(0.1)	(0.1)
Accretion	4.5	3.7	3.4	3.7	1.1	0.7
Revisions in estimated cash flows	55.2	(5.8)	(0.9)	(5.8)	56.2	(0.9)
Addition of Alagasco asset retirement obligation	—	27.7	—	—	—	—
Asset retirement obligations, end of year	$159.2	$99.2	$72.4	$71.2	$86.6	$27.7
REGULATED OPERATIONS – The Utilities account for their regulated operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. In addition, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).
Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. As authorized by the MoPSC, the Purchased Gas Adjustment (PGA) clauses allow the Missouri Utilities to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. Similarly, Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, which permits the pass-through to customers of changes in the cost of gas supply. Regulatory assets and liabilities related to the PGA clauses and the GSA rider are both labeled Unamortized Purchased Gas Adjustments herein. See additional discussion on regulated operations in Note 15 - Regulatory Matters.
NATURAL GAS AND PROPANE GAS – For Laclede Gas, inventory of natural gas in storage is priced on a LIFO basis and inventory of propane gas in storage is priced on a FIFO basis. For MGE and Alagasco, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Laclede Gas' natural gas for current use at September 30, 2015 and September 30, 2014 was less than the LIFO cost by $20.4 and $11.4, respectively. The carrying value of Laclede Gas' inventory is not adjusted to the lower of cost or market prices because, pursuant to both Laclede Gas' and MGE's PGA clauses, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Laclede Group’s other operating segments is recorded at the lower of average cost or market.
BUSINESS COMBINATIONS – The acquisitions of MGE and Alagasco were accounted for by Laclede Gas and Laclede Group using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. For additional information on the acquisitions of MGE and Alagasco, refer to Note 2, Acquisitions.
GOODWILL – Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. In accordance with ASC Topic 805, “Business Combinations,” Laclede Gas recorded adjustments during the measurement period ended August 31, 2014 to finalize the allocation of purchase price for the 2013 acquisition of MGE. As part of the Alagasco acquisition (discussed in Note 2, Acquisitions), the Company initially recorded $727.6 of goodwill as of September 30, 2014. As part of the final reconciliation of net assets, $8.2of additional consideration was paid by the Company to Energen Corporation (Energen) on January 6, 2015. This payment, offset partly by other immaterial purchase price adjustments, resulted in goodwill of $735.8 as of September 30, 2015 related to the Alagasco acquisition. The Alagasco related goodwill is included in Other for segment reporting purposes. Alagasco has no goodwill on its balance sheet as push down accounting was not applied. For Laclede Group and Laclede Gas, goodwill related to the 2013 acquisition of MGE, included in the Gas Utility segment, was $210.2 as of September 30, 2015 and 2014.
Laclede Group and Laclede Gas evaluate goodwill for impairment as of July 1st of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. The goodwill impairment test compares the fair value of the determined reporting unit to its carrying amount, including goodwill. Laclede Group has one reporting unit, which is the Gas Utility segment, and Laclede Gas has one reporting unit, which is the entire Laclede Gas Company. At July 1, 2015 and 2014, Laclede Group and Laclede Gas each applied a quantitative goodwill evaluation model to its reporting unit and concluded goodwill was not impaired because the fair value exceeded the carrying amount.
IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets classified as held and used are evaluated for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets with the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, The Company recognizes an impairment charge equal to the amount of the carrying value that exceeds the estimated fair value of the assets. In the period in which the Company determines an asset meets held-for-sale criteria, an impairment charge is recorded to the extent the book value exceeds its fair value less cost to sell.
REVENUE RECOGNITION – The Utilities read meters and bill customers on monthly cycles. The Missouri Utilities record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered, but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. The amounts of accrued unbilled revenues for Laclede Gas at September 30, 2015 and 2014 were $27.6 and $29.4, respectively.

Alagasco records natural gas distribution revenues in accordance with the tariff established by the APSC. The amount of accrued unbilled revenues, which are not recorded as revenues until billed, for Alagasco at September 30, 2015 and 2014 were $6.4 and $5.2, respectively. All related costs and margins are also deferred.
Laclede Group's other subsidiaries, including LER, record revenues when earned, either when the product is delivered or when services are performed.
In the course of its business, LER enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815, “Derivatives and Hedging.” Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded using a gross presentation. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. For additional information on derivative instruments, refer to Note 10, Derivative Instruments and Hedging Activities. Certain of LER’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes. Under GAAP, revenues and expenses associated with trading activities are presented on a net basis in Gas Marketing Operating Revenues in the Statements of Consolidated Income. This net presentation has no effect on operating income or net income.
PURCHASED GAS ADJUSTMENTS AND DEFERRED ACCOUNT –
Laclede Gas
As authorized by the MoPSC, the PGA clause allows Laclede Gas to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, Laclede Gas is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Certain provisions of the PGA clause are included below:

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

•
The tariffs allow Laclede Gas flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months.

•
Laclede Gas is authorized to apply carrying costs to all over- or under-recoveries of gas costs, including costs and cost reductions associated with the use of derivative instruments, including cash payments for margin deposits. Laclede Gas' eastern Missouri service territory is also authorized to recover gas inventory carrying costs through its PGA rates to recover costs it incurs to finance its investment in gas supplies that are purchased during the storage injection season for sale during the heating season.

•
The MoPSC approved a plan applicable to Laclede Gas' gas supply commodity costs under which it retains a portion of cost savings associated with the acquisition of natural gas below an established benchmark level. This gas supply cost management program allows Laclede Gas to retain 10% of cost savings, up to a maximum of $3.0 annually. Laclede Gas did not record any income under the plan during the three fiscal years reported. Income recorded under the plan, if any, is included in Gas Utility Operating Revenues on the Consolidated Statements of Income and under Operating Revenues on Laclede Gas' Statements of Income.

Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA clause are reflected as a deferred charge or credit at the end of the fiscal year. These costs include costs and cost reductions associated with the use of derivative instruments and gas inventory carrying costs, amounts due to or from customers related to operation of the gas supply cost management program, refunds received from the Company’s suppliers in connection with gas supply, transportation, and storage services, and carrying costs on such over- or under-recoveries. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in November. The balance in the current account is amortized as amounts are reflected in customer billings. The PGA clause also provides for the treatment of income from off-system sales and capacity release revenues. Pre-tax income from off-system sales and capacity release revenues is shared with customers, with an estimated amount assumed in PGA rates. The difference between the actual amount allocated to customers for each fiscal year and the estimated amount assumed in PGA rates is recovered from, or credited to, customers over an annual period commencing in the subsequent November.

The customer share of such income is determined in accordance with the following tables, shown for each service territory for which the PGA clauses were approved by the MoPSC.

Laclede Gas Company (eastern Missouri)
Pre-tax Income	Customer Share	Company Share
First $2.0*	100%	—%
Next $2.0	80%	20%
Next $2.0	75%	25%
Amounts exceeding $6.0	70%	30%
* Customer share reverts to 85% and company share reverts to 15% in 2017.

MGE (western Missouri)
Pre-tax Income	Customer Share	Company Share
First $1.2	85%	15%
Next $1.2	80%	20%
Next $1.2	75%	25%
Amounts exceeding $3.6	70%	30%
Alagasco
Alagasco’s rate schedules for natural gas distribution charges contain a GSA rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment.
INCOME TAXES – Laclede Group and its subsidiaries account for income taxes under the asset and liabilities method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and the respective tax basis and for tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income or loss for a non-regulated company, and in a regulatory asset or regulatory liability for a regulated company. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with authoritative guidance. The authoritative guidance addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Laclede Group may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. Tax-related interest and penalties, if any, are classified as a liability on the balance sheets.
CASH AND CASH EQUIVALENTS – All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Such instruments are carried at cost, which approximates market value. Outstanding checks on the Company’s and Utilities' bank accounts in excess of funds on deposit create book overdrafts (which are funded at the time checks are presented for payment) and are classified as Other in the Current Liabilities section of the balance sheets. Changes in book overdrafts are reflected as Operating Activities in the statements of cash flows.
NATURAL GAS RECEIVABLE – LER enters into natural gas transactions with natural gas pipeline companies known as park and loan arrangements. Under the terms of the arrangements, LER purchases natural gas from a third party and delivers that natural gas to the pipeline company for the right to receive the same quantity of natural gas from the pipeline company at the same location in a future period. These arrangements are accounted for as non-monetary transactions under GAAP and are recorded at the carrying amount. As such, natural gas receivables are reflected on the Consolidated Balance Sheets at cost, which includes related pipeline fees associated with the transactions. In the period that the natural gas is returned to LER, concurrent with the sale of the natural gas to a third party, the related natural gas receivable is expensed in the Consolidated Statements of Income. In conjunction with these transactions, LER usually enters into New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) natural gas futures, options, and swap contracts or fixed price sales agreements to protect against market changes in future sales prices.

EARNINGS PER COMMON SHARE – GAAP requires dual presentation of basic and diluted earnings per share (EPS). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay non-forfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to equity units, non-participating stock options and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are presented in Note 4, Earnings Per Common Share.
GROSS RECEIPTS AND SALES TAXES – Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Laclede Gas, and Alagasco and billed to its customers. The revenue and expense amounts are recorded gross in the "Operating Revenues" and "Taxes, other than income taxes" lines, respectively, in the statements of income.
The following table presents gross receipts taxes recorded:

	2015	2014	2013
Laclede Group	$97.3	$77.5	$40.8
Laclede Gas	74.5	76.3	40.8
Alagasco	22.6	20.6	25.9
All Other	0.2	0.2	—
Sales taxes imposed on applicable Alagasco and Laclede Gas sales are billed to customers. These amounts are not recorded in the statements of income but are recorded as tax collections payable and included in the Other line of the Current Liabilities section of the balance sheets.
TRANSACTIONS WITH AFFILIATES – Transactions between the Company and its affiliates have been eliminated from the consolidated financial statements of Laclede Group. In addition to the normal intercompany shared services transactions, there were approximately $2.8 of employee-related integration transactions between Alagasco and Laclede Group in the year ended September 30, 2015. Laclede Gas had the following transactions with affiliates:

	2015	2014	2013
Sales of natural gas from Laclede Gas to LER	$4.0	$5.1	$10.4
Sales of natural gas from LER to Laclede Gas	74.1	89.1	34.6
Transportation services provided by Laclede Pipeline Company to Laclede Gas	1.0	1.0	1.0
Insurance services provided by Laclede Risk Services, Inc. to Laclede Gas	1.0	0.6	0.7
CNG sales from Laclede Gas to Laclede Venture Corporation	0.1	—	—
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – Trade accounts receivable are recorded at the amounts due from customers, including unbilled amounts. Estimates of the collectability of trade accounts receivable are based on historical trends, age of receivables, economic conditions, credit risk of specific customers, and other factors. Accounts receivable are written off against the allowance for doubtful accounts when they are deemed to be uncollectible. Laclede Group's provision for uncollectible accounts includes the amortization of previously deferred uncollectible expenses, as approved by the MoPSC and the APSC.
FINANCE RECEIVABLES – Alagasco finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2015 and September 30, 2014, the Company’s finance receivable totaled approximately $11.2 and $10.9, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third party collection agency. Alagasco had finance receivables past due 90 days or more of $0.4 and $0.3 as of September 30, 2015 and September 30, 2014, respectively. Alagasco recorded an allowance for credit losses at September 30, 2015 and September 30, 2014 of $0.4 and $0.3, respectively.
GROUP MEDICAL AND WORKERS’ COMPENSATION RESERVES – The Company self-insures its group medical and workers’ compensation costs and carries stop-loss coverage in relation to medical claims and workers’ compensation claims. Reserves for amounts incurred but not reported are established based on historical cost levels and lags between occurrences and reporting.
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

Assessment of the significance of a particular input to the fair value measurements may require judgment and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. Additional information about fair value measurements is provided in Note 8, Fair Value of Financial Instruments, Note 9, Fair Value Measurements, and Note 13, Pension Plans and Other Postretirement Benefits.
STOCK-BASED COMPENSATION – The Company measures stock-based compensation awards at fair value at the date of grant and recognizes the compensation cost of the awards over the requisite service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates. Refer to Note 3, Stock-Based Compensation, for further discussion of the accounting for the Company’s stock-based compensation plans.
REVISIONS TO PRIOR FINANCIAL STATEMENTS – In the Statements of Common Shareholder’s Equity in Alagasco's most recent Annual Report on Form 10-KT, $31.7 was misclassified between common stock and paid-in capital, with no impact on total shareholder’s equity. The prior period balances have been corrected in this filing. In addition, certain amounts in the prior period have been adjusted to conform with the current period presentation for Laclede Group, Laclede Gas and Alagasco. Those adjustments primarily related to classification between current and noncurrent assets and liabilities and between categories of regulatory assets and liabilities. The Company considered the impact of the adjustments on prior period results and determined that the amounts were not material to those periods.
NEW ACCOUNTING STANDARDS – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This standard is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The standard outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which made the guidance in ASU No. 2014-09 effective for fiscal years beginning after December 15, 2017, and interim periods within those years, but companies may choose to adopt it one year earlier. The Company, Laclede Gas and Alagasco are currently assessing the available transition methods and the potential impacts of the standard, which must be adopted by the first quarter of fiscal 2019.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Currently different balance sheet presentation requirements exist for debt issuance costs and debt discount and premium. Debt issuance costs are recorded as a deferred charge (asset), while debt discount and debt premium costs are recorded as a liability adjustment. This standard will require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by this standard, and ASU No. 2015-15, issued in 2015, clarifies that ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. The application of this standard will be retrospective, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific impacts of applying the new guidance. The Company, Laclede Gas and Alagasco are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of fiscal year 2017.
In July 2015, the FASB issued ASU No. 2015-11 – Inventory: Simplifying the Measurement of Inventory. This standard provides guidance for the subsequent measurement of inventory and requires that inventory that is measured using average cost be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, and is to be applied prospectively, with early application permitted. The Company, Laclede Gas and Alagasco are currently evaluating the impact of the adoption of this new standard, which must be adopted by the first quarter of fiscal year 2018.
In September 2015, the FASB issued ASU No. 2015-16 – Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The provisions of this guidance apply to acquiring companies that have reported provisional amounts for items in a business combination. Under previous guidance, when an acquirer identified an adjustment to provisional amounts, the acquirer was required to revise comparative information for the prior periods as if the accounting for the business combination had been completed as of the acquisition date. Under ASU No. 2015-16, an acquirer must recognize adjustments to provisional amounts in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU No. 2015-16 also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance of ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those years, and is to be applied prospectively, with early application permitted. The timing and effects of adoption by the Company, Laclede Gas and Alagasco will be affected by the timing of any future business combination activity and the nature and amounts of related measurement-period adjustments.
2.     ACQUISITIONS
The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date, and the acquisitions are described below. Measurement period adjustments were immaterial.

	MGE	Alagasco
Recognized amounts of identifiable assets acquired and liabilities assumed:
Utility plant	$671.1	$892.7
Cash	—	12.1
Inventories	62.7	47.7
Other current assets	36.0	51.7
Deferred tax assets	—	282.0
Other assets	99.0	143.4
Current portion of long-term debt	—	(15.0)
Long-term debt	—	(249.8)
Other current liabilities	(65.9)	(173.4)
Other liabilities	(72.9)	(130.4)
Total identifiable net assets	730.0	861.0
Goodwill	210.2	735.8
Deferred tax elimination (Laclede Group)	—	(271.3)
Consideration (cash)	$940.2	$1,325.5

Acquisition of MGE
Effective September 1, 2013, Laclede Gas completed the purchase from Southern Union Company (SUG), and affiliate of Energy Transfer Equity, L.P. (ETE) and Energy Transfer Partners, L.P., of substantially all of the assets and liabilities of MGE for a preliminary cash purchase price of $975.0. A subsequent reconciliation of net assets transferred resulted in a payment by ETE to Laclede Gas on February 14, 2014 of approximately $23.9.
On December 14, 2012, Plaza Massachusetts Acquisition, Inc. (Plaza Mass), a subsidiary of Laclede Group, agreed to purchase New England Gas Company (NEG) from SUG in a transaction related to the acquisition of MGE. On February 11, 2013, Laclede Group agreed to sell Plaza Mass to Algonquin Power and Utilities Corp. (APUC) immediately prior to the closing of the acquisition of NEG. On December 20, 2013, Laclede Group closed the sale of Plaza Mass to APUC and received $11.0, which was transferred to Laclede Gas.
The original payment offset by the subsequent receipts of funds resulted in a final net purchase price of approximately $940.2 for MGE. The goodwill of $210.2 arising from this acquisition, $177.2 of which is expected to be deductible for tax purposes, was assigned to the Company's Gas Utility reporting unit. The goodwill is attributable to MGE's assembled workforce and the expected cost efficiencies and strategic benefits of the transaction. The acquisition allows the Company to leverage its core gas utility expertise and further expand its footprint, enabling it to support growth initiatives in new markets with new customers.
Acquisition of Alagasco
Laclede Group completed the acquisition of 100% of the common stock of Alagasco from Energen effective on August 31, 2014. Total cash consideration paid at closing, net of cash acquired and debt assumed was $1,305.2. Subsequently, the Company and Energen agreed to a final reconciliation of net assets, and $8.2 was paid by the Company to Energen on January 6, 2015, effectively increasing the total net consideration to $1,313.4.
Goodwill of $735.8 arising from this acquisition, $717.6 of which is expected to be deductible for tax purposes, was assigned to the Company's Gas Utility reporting unit. The goodwill is attributable to Alagasco's assembled workforce and the expected cost efficiencies and strategic benefits of the transaction. The acquisition was supportive of the strategic focus on growing the Company's regulated footprint and created geographic and regulatory diversity. The Company determined that the Alagasco acquisition met the scope exceptions for pushdown accounting; therefore, the goodwill was recorded on the Laclede Group parent company balance sheet rather than the Alagasco subsidiary balance sheet and included in disclosures of segment assets under Other rather than the Gas Utility segment.
The Company and Energen made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Alagasco acquisition as a deemed purchase and sale of assets for tax purposes. As a result of the election, goodwill was generated for tax purposes at Alagasco. For book purposes, goodwill was recorded on the Laclede Group parent entity and not pushed down to Alagasco. Consequently, a Deferred Tax Asset (DTA) was recorded at Alagasco related to the excess of tax deductible goodwill over book goodwill for the stand-alone entity. That initial goodwill DTA is eliminated (along with the investment in subsidiary and Alagasco’s equity) in the Laclede Group consolidated balance sheet because, at that consolidated level, there is no excess of tax deductible goodwill over book goodwill. As the tax goodwill is amortized and deducted for tax purposes, the DTA at Alagasco is reduced, and for Laclede Group, a deferred tax liability (DTL) is created. For both Alagasco and consolidated Laclede Group, the changes to the goodwill DTA/DTL is reported as a component of deferred tax expense in the income statement. Because the deferred tax expense impact will be offset by an opposite current tax expense impact, there will be no significant impact on the effective tax rate of the Company.

Actual and Pro Forma Results
The results of operations of each of the acquisitions are included in the statement of income from the date of acquisition, as shown in the following table.

	2015	2014	2013
Total Operating Revenues:
MGE	$556.8	$554.2	$22.0
Alagasco	479.2	19.7	—
Net Income (Loss):
MGE	$39.9	$39.5	$1.8
Alagasco	48.0	(2.9)	—
Earnings (Loss) Per Share:
MGE	$0.92	$1.10	$0.07
Alagasco	1.11	(0.08)	—
The following unaudited pro forma financial information presents the combined results of operations as though the acquisitions had occurred as of October 1, 2012. The pro forma financial information does not reflect the costs of any integration activities. The pro forma results include estimates and assumptions, which management believes are reasonable. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had Alagasco or MGE been part of the Company as of the beginning of fiscal 2013.

	Laclede Group		Laclede Gas
	2014	2013	2013
Total Operating Revenues	$2,187.1	$2,051.5	$1,518.2
Net Income	133.5	102.0	83.6
Basic Earnings Per Share	$3.11	$2.50
Diluted Earnings Per Share	3.10	2.49

3.     STOCK-BASED COMPENSATION
The Laclede Group 2015 Equity Incentive Plan (the 2015 Plan) was approved at the annual meeting of shareholders of Laclede Group on January 29, 2015. The purpose of the 2015 Plan is to encourage directors, officers, and employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation Committee (Committee) of the Board of Directors may grant awards under the 2015 Plan that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the 2015 Plan, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The 2015 Plan provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The 2015 Plan generally provides a minimum vesting period of at least three years for each type of award, with pro rata vesting permitted during the minimum three-year vesting period. The maximum number of shares reserved for issuance under the 2015 Plan is 1,000,000. The 2015 Plan replaced the Laclede Group 2006 Equity Incentive Plan (the 2006 Plan), which in turn replaced the Laclede Group 2003 Equity Incentive Plan (the 2003 Plan). Shares reserved under the 2006 and 2003 Plan, other than those needed for currently outstanding awards, were canceled upon shareholder approval of the 2015 Plan.
The Company issues new shares to satisfy employee restricted stock awards and stock option exercises.
Restricted Stock Awards
During fiscal year 2015, the Company granted 216,476 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $36.69 per share. This number represents the maximum shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2017. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting, but are subject to forfeiture if the underlying share units do not vest.
The number of share units that will ultimately vest is dependent upon the attainment of certain levels of earnings and other strategic goals, as well as the Company’s level of total shareholder return (TSR) during the performance period relative to a comparator group of companies. This TSR provision is considered a market condition under GAAP and is discussed further below.
The weighted average grant date fair value of performance-contingent restricted shares and share units granted during fiscal years 2014 and 2013 was $37.21 and $34.49 per share, respectively.
Fiscal year 2015 activity of restricted stock and restricted stock units subject to performance and/or market conditions is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2014	293,019	$36.18
Granted (maximum shares that can be earned)	216,476	$36.69
Vested	(60,388)	$40.01
Forfeited	(51,837)	$33.06
Nonvested at September 30, 2015	397,270	$36.28
During fiscal year 2015, the Company granted 46,047 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $50.90 per share. These shares were awarded between December 2014 and September 2015 and vest between December 2017 and September 2018 based on terms of the agreements. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal year 2014 and 2013 was $45.66 and $40.03 per share, respectively.
During fiscal year 2015, the Company granted 15,200 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $54.66 per share. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2014 and 2013 was $46.02 and $39.92 per share, respectively.

Time-vested restricted stock and stock unit activity for fiscal year 2015 is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2014	141,093	$42.02
Granted	61,247	$51.78
Vested	(67,747)	$43.95
Forfeited	(5,289)	$45.45
Nonvested at September 30, 2015	129,304	$44.89
During fiscal year 2015, 128,135 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on December 1, 2011, May 1, 2012, December 2, 2013 and January 1, 2014 vested. The Company withheld 31,688 of the vested shares at a weighted average price of $50.65 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2014, 88,533 shares of restricted stock and stock units (performance-contingent and time-vested), awarded on December 1, 2010, September 1, 2011, October 1, 2012, January 30, 2014 and February 21, 2014 vested. The Company withheld 23,776 of these vested shares at a weighted average price of $45.96 per share pursuant to elections by employees to satisfy tax withholding obligations. During fiscal year 2013, 91,221 shares of restricted stock (performance-contingent and time vested) awarded on November 4, 2008, December 1, 2009, January 4, 2010, May 3, 2010 and July 1, 2010 vested. The Company withheld 23,311 of these vested shares at a weighted average price of $39.96 per share pursuant to elections by employees to satisfy tax withholding obligations.
The total fair value of restricted stock (performance-contingent and time-vested) vested during fiscal years 2015, 2014, and 2013 was $6.4, $4.1, and $3.8, respectively, and the related actual tax benefit realized was $2.4, $1.6 and $1.4, respectively.
Stock Option Awards
No stock options were granted during fiscal years 2015, 2014, and 2013. Stock option activity for fiscal year 2015 is presented below:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2014	79,750	$32.42
Exercised	(47,000)	$31.76
Forfeited	(4,250)	$30.95
Outstanding at September 30, 2015	28,500	$33.65	0.8	$0.6
Fully Vested and Expected to Vest at September 30, 2015	28,500	$33.65	0.8	$0.6
Exercisable at September 30, 2015	28,500	$33.65	0.8	$0.6
Exercise prices of options outstanding at September 30, 2015 range from $30.46 to $34.95 per share. During fiscal year 2015, cash received from the exercise of stock options was $1.5, the intrinsic value of the options exercised was $0.9 and the related actual tax benefit realized was $0.3. During fiscal year 2014, cash received from the exercise of stock options was $1.7, the intrinsic value of the options exercised was $0.9 and the related actual tax benefit realized was $0.3. During fiscal year 2013, cash received from the exercise of stock options was $2.7, the intrinsic value of the options exercised was $1.0 and the related actual tax benefit realized was $0.4.
The closing price of the Company’s common stock was $54.53 per share at September 30, 2015.
Equity Compensation Costs
Compensation cost for performance-contingent restricted stock and stock unit awards is based upon the probable outcome of the performance conditions. For shares or units that do not vest or that are not expected to vest due to the outcome of the performance conditions (excluding market conditions), no compensation cost is recognized and any previously recognized compensation cost is reversed.
The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, are estimated using the closing price of the Company’s stock on the date of the grant. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate US Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2015, 2014, and 2013 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2015	2014	2013
Risk free interest rate	0.83%	0.53%	0.32%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	14.0%	18.0%	19.6%
Vesting period	2.8 years	2.8 years	2.8 years
The risk free interest rate was based on the yield on US Treasury securities matching the vesting period. A zero percent dividend yield was used, which is mathematically equivalent to the assumption that dividends are reinvested as they are paid. The expected volatility is based on the historical volatility of the Company’s stock. Volatility assumptions were also made for each of the companies included in the comparator group. The vesting period is equal to the performance period set forth in the terms of the award.
The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2015	2014	2013
Total equity compensation cost	$6.7	$5.8	$4.5
Compensation cost capitalized	(1.8)	(1.8)	(1.4)
Compensation cost recognized in net income	$4.9	$4.0	$3.1
Income tax benefit recognized in net income	(1.9)	(1.5)	(1.2)
Compensation cost recognized in net income, net of income tax	$3.0	$2.5	$1.9
As of September 30, 2015, there was $7.8 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

4.     EARNINGS PER COMMON SHARE

	2015	2014	2013
Basic EPS:
Net Income	$136.9	$84.6	$52.8
Less: Income allocated to participating securities	0.5	0.3	0.3
Net Income Available to Common Shareholders	$136.4	$84.3	$52.5
Weighted Average Shares Outstanding	43.2	35.8	25.9
Earnings Per Share of Common Stock	$3.16	$2.36	$2.03
Diluted EPS:
Net Income	$136.9	$84.6	$52.8
Less: Income allocated to participating securities	0.5	0.3	0.3
Net Income Available to Common Shareholders	$136.4	$84.3	$52.5
Weighted Average Shares Outstanding	43.2	35.8	25.9
Dilutive Effect of Stock Options, Restricted Stock, and Restricted Stock Units	0.1	0.1	0.1
Weighted Average Diluted Shares	43.3	35.9	26.0
Earnings Per Share of Common Stock	$3.16	$2.35	$2.02
Outstanding Shares Excluded from the Calculation of Diluted EPS Attributable to:
Restricted stock and stock units subject to performance and/or market conditions	0.3	0.3	0.2
Laclede Group's 2014 2.0% Series Equity Units issued in June 2014 are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the years ended September 30, 2015 and 2014. The potential shares were not included in the outstanding shares excluded from the calculation of Diluted EPS in the table above. See Note 5 for more information.

5.     STOCKHOLDERS' EQUITY
Equity Units
In June 2014, Laclede Group issued 2.875 million equity units, initially consisting of Corporate Units, for an aggregate stated amount of approximately $143.8. Each Corporate Unit has a stated amount of fifty dollars and consists of (i) a stock purchase contract obligating the holder to purchase shares of Laclede Group's common stock, par value $1.00 per share (Common Stock) and (ii) a 1/20, or 5%, undivided beneficial ownership interest in one thousand dollars principal amount of Laclede Group's 2014 Series A 2.00% Remarketable Junior Subordinated Notes due 2022 (RSNs). The stock purchase contracts obligate the holders to purchase shares of Common Stock at a future settlement date prior to the relevant RSN maturity date. The purchase price to be paid under the stock purchase contracts is fifty dollars per Corporate Unit and the number of shares to be purchased will be determined as follows:

If the applicable market value per share of Laclede Group common stock is:	Number of shares to be purchased per purchase contract is:
Equal to or greater than $57.8125	0.8649
Less than $57.8125, but greater than $46.25	$50 ÷ applicable market value
Less than or equal to $46.25	1.0811
The RSNs are pledged as collateral to secure the purchase of Common Stock under the related stock purchase contracts.
The Company makes quarterly interest payments on the RSNs and quarterly contract adjustment payments on the stock purchase contracts, at the rates described below. The Company may defer payments on the stock purchase contracts and the RSNs for one or more consecutive periods but generally not beyond the purchase contract settlement date. If payments are deferred, interest on the RSNs and contract adjustment payments will compound on each respective payment date in which the payment was deferred. Also, during the deferral period, the Company may not make any cash distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments. Additionally, the Company may not make any payments on or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the RSNs during the deferral period.
The Company has recorded the present value of the stock purchase contract payments as a liability offset by a charge to additional paid-in capital in equity. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, the Company applies the treasury stock method to the Corporate Units. These securities did not have an effect on diluted EPS for the years ended September 30, 2015 and 2014.
Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, Laclede Group will issue between approximately 2.5 million and 3.1 million shares of its common stock in April 2017. A total of approximately 4.2 million shares of Common Stock have been reserved for issuance in connection with the stock purchase contracts. The stock purchase contracts obligate the holders to purchase shares of Common Stock at a future settlement date (April 1, 2017, or if such day is not a business day, the following business day) prior to the relevant RSN maturity date.
Selected information about the Company’s equity units is presented below:

Issuance Date	Units Issued (Millions)	Total Net Proceeds	Total Long-term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability
6/11/2014	2.875	$139.4	$143.8	2.00%	4.75%	$19.7
Other Stock Information
Laclede Group
On June 20, 2014, Laclede Group filed a registration statement on Form S-3 for the issuance and sale of up to 168,698 shares of its common stock under its Dividend Reinvestment and Stock Purchase Program. There were 129,413 and 123,889 shares at September 30, 2015 and November 24, 2015, respectively, remaining available for issuance under this Form S-3.
On August 6, 2013, Laclede Group and Laclede Gas filed with the SEC a joint shelf registration statement on Form S-3 for issuance of various types of debt and equity securities, which registration statement will expire August 5, 2016. Bonds totaling $450.0 were issued by Laclede Gas from this shelf registration statement on August 13, 2013. The amount, timing, and type of additional financing to be issued under this shelf registration statement will depend on cash requirements and market conditions.
At September 30, 2015 and 2014, Laclede Group had authorized 5,000,000 shares of preferred stock, but none were issued and outstanding.
Laclede Gas
Laclede Gas periodically sells shares of its stock to Laclede Group at prices per share equal to book value on the last day of the quarter preceding each sale. There was no sale of shares to Laclede Group during fiscal 2015. Laclede Gas sold 28 shares to Laclede Group for $1.1 during fiscal year 2014 and 11,745 shares for $477.2 during fiscal year 2013. Exemption from registration for all of the sales was claimed under section 4(a)(2) of the Securities Act of 1933, as amended.
Substantially all of Laclede Gas plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas' ability to pay cash dividends on its common stock. These provisions are applicable regardless of whether the stock is publicly held or, as has been the case since the formation of Laclede Group, held solely by Laclede Gas' parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953, would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953, to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2015 and 2014, the amount under the mortgage’s formula that was available to pay dividends was $891.7 and $936.2, respectively. Thus, all of Laclede Gas' retained earnings were free from such restrictions as of those dates.
On August 6, 2013, Laclede Group and Laclede Gas filed with the SEC a joint shelf registration statement on Form S-3 for issuance of various types of debt and equity securities, which registration statement will expire August 5, 2016. Bonds totaling $450.0 were issued by Laclede Gas from this shelf registration statement on August 13, 2013. The amount, timing, and type of additional financing to be issued under this shelf registration statement will depend on cash requirements and market conditions.
Laclede Gas has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in capital, and enter into capital lease agreements, all for a total of up to $518.0. This authorization was effective through June 30, 2015. During the year ended September 30, 2015, Laclede Gas issued no securities under this authorization. On April 15, 2015, Laclede Gas filed with the MoPSC for a new financing authorization. On June 24, 2015, the MoPSC granted an extension of the current authorization until the pending application is resolved. As of November 24, 2015, $369.7 remains available under this authorization. The amount, timing, and type of additional financing to be issued will depend on cash requirements and market conditions.
At September 30, 2015 and 2014, Laclede Gas had authorized1,480,000 shares of preferred stock, but none were issued and outstanding.
Comprehensive Income
The components of accumulated other comprehensive income (loss), net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Benefit Plans	Net Unrealized Losses on Available for Sale Securities	Total
Laclede Group
Balance at September 30, 2013	$1.4	$(2.2)	$—	$(0.8)
Other comprehensive (loss) income	(1.2)	0.3	—	(0.9)
Balance at September 30, 2014	0.2	(1.9)	—	(1.7)
Other comprehensive (loss) income	(0.6)	0.4	(0.1)	(0.3)
Balance at September 30, 2015	$(0.4)	$(1.5)	$(0.1)	$(2.0)
Laclede Gas
Balance at September 30, 2013	$0.1	$(2.2)	$—	$(2.1)
Other comprehensive (loss) income	(0.1)	0.3	—	0.2
Balance at September 30, 2014	—	(1.9)	—	(1.9)
Other comprehensive (loss) income	(0.2)	0.4	—	0.2
Balance at September 30, 2015	$(0.2)	$(1.5)	$—	$(1.7)
Income tax expense (benefit) recorded for items of other comprehensive income (loss) reported in the statements of comprehensive income is calculated by applying statutory federal, state, and local income tax rates applicable to ordinary income. The tax rates applied to individual items of other comprehensive income are similar within each reporting period. For the periods presented Alagasco had no accumulated other comprehensive income (loss) balances.

6.	LONG-TERM DEBT
Composition of long-term debt for Laclede Group, Laclede Gas and Alagasco are shown in each registrant's statements of capitalization as part of the financial statements. Maturities of long-term debt for Laclede Group, Laclede Gas and Alagasco for the five fiscal years subsequent to September 30, 2015 are as follows:

	Laclede Group	Laclede Gas	Alagasco
2016	$80.0	$—	$80.0
2017	250.0	—	—
2018	100.0	100.0	—
2019	175.0	50.0	—
2020	40.0	—	40.0
Laclede Group
On August 19, 2014 Laclede Group issued $625.0 aggregate principal amount in long-term debt. Of this, $250.0 were floating rate senior notes with an interest rate of three-month LIBOR + 0.75% per annum maturing in August 2017, $125.0 were senior notes with an interest rate of 2.55% maturing in August 2019, and $250.0 were senior notes with an interest rate of 4.70% maturing in August 2044. The proceeds were used to fund a portion of the Alagasco acquisition.
At September 30, 2015, including the current portion but excluding unamortized discounts and net hedging gains, the Laclede Group had fixed-rate long-term debt totaling $1,603.8 and floating rate long-term debt totaling $250.0, of which $810.0 was issued by Laclede Gas and $250.0 was issued by Alagasco. With the exception of the $250.0 floating rate senior notes issued by Laclede Group, all long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change.

However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities' regulated operations, losses or gains on early redemption of long-term debt typically would be deferred as regulatory assets or liabilities and amortized over a future period.
Of the Company’s $1,710.0 senior long-term debt, $25.0 have no call options, $710.0 have make-whole call options, $725.0 are callable at par between one to six months prior to maturity and $250.0 are callable at par one year prior to maturity. The remainder of the Company's long-term debt is $143.8 of 2% Remarketable Junior Subordinated Notes due in 2022. None of the debt has put options.
Laclede Group has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 168,698 shares on common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 129,413 and 123,889 at September 30, 2015 and November 20, 2015, respectively, remaining available for issuance under this Form S-3. Laclede Group also has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.
The Company's capitalization at September 30, 2015 consisted of 47.0% of Laclede Group common stock equity and 53.0% long-term debt, compared to 44.9% of Laclede Group common stock equity and 55.1% of long-term debt at September 30, 2014. The decline in the proportion of long-term debt is due primarily to the reclassification of $80.0 of Alagasco long-term debt to "current".
Laclede Gas
On December 6, 2013, Laclede Gas provided a notice of redemption to holders for the entire $80.0 aggregate principal amount outstanding of its previously issued 6.35% Series first mortgage bonds due in 2038. The redemption, which was for cash and included accrued interest, was completed on January 6, 2014.
At September 30, 2015, Laclede Gas had fixed-rate long-term debt, including the current portion, totaling $810.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. Of Laclede Gas' $810.0 in long-term debt, $25.0 have no call options, $435.0 have make-whole call options and $350.0 are callable at par three to six months prior to maturity. None of the debt has any put options.
Laclede Gas has authority from the MoPSC to issue debt securities and preferred stock, including on a private placement basis, as well as to issue common stock, receive paid-in-capital, and enter into capital lease agreements, all for a total of up to $518.0. This authorization was effective through June 30, 2015. On April 15, 2015, Laclede Gas filed with the MoPSC for a new financing authorization. On June 24, 2015, the MoPSC granted an extension of the current authorization until the pending application is resolved. During the year ended September 30, 2015, Laclede Gas issued no securities under this authorization. As of November 20, 2015, $369.7 remains available under this authorization. Laclede Gas has a shelf registration on Form S-3 on file with the SEC for issuance of first mortgage bonds, unsecured debt, and preferred stock, which expires on August 6, 2016. The amount, timing, and type of additional financing to be issued under this shelf registration will depend on cash requirements and market conditions, as well as future MoPSC authorizations. This authorization is more fully described in Note 5, Shareholder's Equity.
Laclede Gas' capitalization at September 30, 2015 consisted of 56.2% of Laclede Gas common stock equity and 43.8% long-term debt compared to 55.5% of Laclede Gas common stock equity and 44.5% of long-term debt at September 30, 2014.
Substantially all of Laclede Gas' plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Laclede Gas' ability to pay cash dividends on its common stock, which are described more fully in Note 5, Stockholders’ Equity.
Alagasco
Because Alagasco has no standing authority to issue long-term debt, it must petition the APSC for each planned issuance. On November 3, 2014, Alagasco received authorization and approval from the APSC to borrow $35.0 for the purpose of redeeming, without penalty, $34.8 in existing long-term, callable debt financed at 5.7%. Pursuant to a call notice issued on December 15, 2014, Alagasco redeemed $34.8 of debt effective January 15, 2015. On February 3, 2015, Alagasco received authorization and approval from the APSC to borrow $80.0 for the purpose of refinancing the scheduled maturity on December 1, 2015 of $80.0 of existing debt. Pursuant to these authorizations, Alagasco committed to issue $115.0 unsecured notes in the private placement market:$35.0 at a rate of 3.21% for 10 years issued on September 15, 2015, and $80.0 at a rate of 4.31% for 30 years settling December 1, 2015. As of September 30, 2015, the current portion of long-term debt for Alagasco consisted of this $80.0 fixed-rate note maturing December 1, 2015. The Notes are senior unsecured obligations of Alagasco and rank equal in right to payment with all other senior unsecured indebtedness. Alagasco will use the proceeds from the sale of the Notes to refinance existing indebtedness and for general corporate purposes.

At September 30, 2015, Alagasco had fixed-rate long-term debt, including the current portion, totaling $250.0. While these long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. All of Alagasco's $250.0 in long-term debt has make-whole call options.
Alagasco's capitalization at September 30, 2015 consisted of 83.7% of Alagasco common stock equity and 16.3% long-term debt compared to 77.3% of Alagasco common stock equity and 22.7% of long-term debt at September 30, 2014. The decline in the proportion of long-term debt is due primarily to the reclassification of $80.0 of Alagasco long-term to "current".
Other
Laclede Group's, Laclede Gas' and Alagasco's short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of September 30, 2015, there were no events of default under these covenants.
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
7.    NOTES PAYABLE AND CREDIT AGREEMENTS
Short-term cash requirements outside of the Utilities have generally been funded by Laclede Group or met with internally generated funds. At September 30, 2015, Laclede Group had a $150.0 syndicated line of credit from nine banks maturing on September 3, 2019, with the largest portion provided by a single bank being 15.6%. The line of credit has a covenant limiting the total debt of the consolidated Laclede Group to no more than 70% of the Company's total capitalization. As defined in the line of credit, this ratio was 58% on September 30, 2015. Laclede Group's line may be used to provide for the funding needs of various subsidiaries. Borrowing under Laclede's Group's line during fiscal year 2015 ranged from $32.5 to $80.0, with the balance at September 30, 2015 of $74.0. Borrowings under Laclede Group's line during fiscal year 2014 ranged from $0 to $40.0, with the balance at September 30, 2014 of $32.5. The maturity date of the loan agreement is September 3, 2019.
The Utilities’ short-term borrowing requirements typically peak during the colder months while the Company's needs are less seasonal. These short-term cash requirements can be met through the sale of commercial paper supported by lines of credit with banks or through direct use of the lines of credit. At September 30, 2015, Laclede Gas had a syndicated line of credit of $450.0 in place from nine banks. The largest portion provided by a single bank is 15.6%. Laclede Gas' line of credit includes a covenant limiting total debt, including short-term debt, to no more than 70% of total capitalization. As defined in the line of credit, on September 30, 2015 total debt was 50% of total capitalization. Borrowing under Laclede Gas' commercial paper program during fiscal year 2015 ranged from $102.1 - $341.0, with the balance at September 30, 2015 at $233.0. Borrowing under Laclede Gas' commercial paper program during fiscal 2014 ranged from $0.0 to $244.5, with the balance at September 30, 2014 of $238.6. Laclede Gas' commercial paper program is backed by the line of credit. The maturity date of the line of credit is September 3, 2019.
On September 2, 2014, Alagasco entered into a new $150.0 syndicated line of credit with twelve banks and extinguished the line that was in place prior to its acquisition by Laclede Group. The largest portion provided by a single bank is 10%. The line of credit, which matures on September 2, 2019, has a covenant limiting total debt to no more than 70% of Alagasco's total capitalization. As defined in the line of credit, this ratio stood at 24% on September 30, 2015. Borrowing under Alagasco's line during fiscal year 2015 ranged from $0.0 to $69.5, with the balance at September 30, 2015 of $31.0. Borrowings under Alagasco's line for the month of September of fiscal 2014 ranged from $9.0 to $16.0, with the balance at September 30, 2014 of $16.0.

Laclede Group
Information about the Laclede Group’s short-term borrowings (excluding intercompany borrowings) during the twelve months ended September 30, and as of September 30, is presented below for 2015 and 2014:

	Laclede Gas Commercial Paper Borrowings	Laclede Group Bank Line Borrowings***	Alagasco Bank Line Borrowings *	Total Short-Term Borrowings **
Year Ended September 30, 2015
Weighted average borrowings outstanding	$212.7	$65.6	$22.3	$300.6
Weighted average interest rate	0.4%	1.4%	1.1%	0.7%
Range of borrowings outstanding	$ 102.1 - $341.0	$32.5 - $80.0	$0 - $69.5	$180.1 - $488.5
As of September 30, 2015
Borrowings outstanding at end of period	$233.0	$74.0	$31.0	$338.0
Weighted average interest rate	0.5%	1.5%	1.2%	0.8%
Year Ended September 30, 2014
Weighted average borrowings outstanding	$77.6	$3.6	$13.2	$82.3
Weighted average interest rate	0.3%	1.4%	1.2%	0.5%
Range of borrowings outstanding	$0 – $244.5	$0 – $40.0	$9.0 – $16.0	$0 – $300.5
As of September 30, 2014
Borrowings outstanding at end of period	$238.6	$32.5	$16.0	$287.1
Weighted average interest rate	0.3%	1.4%	1.2%	0.5%
* Weighted average borrowings for Alagasco represents Laclede Group's ownership period of one month. The one month average approximates the Alagasco daily outstanding balance for the fiscal year ended September 30, 2014.
** Represents twelve month weighted average for Laclede Group***, Laclede Gas, and Alagasco.
*** The Laclede Group, Inc., excluding its wholly owned subsidiaries.
Based on average short-term borrowings for the twelve months ended September 30, 2015, an increase in the average interest rate of 100 basis points would decrease Laclede Group's pre-tax earnings and cash flows by approximately $3.0 on an annual basis, portions of which may be offset through the application of PGA or GSA carrying costs.
Laclede Gas
Information about Laclede Gas' short-term borrowings during the twelve months ended September 30, and as of September 30, is presented below for 2015 and 2014:

	Commercial Paper Borrowings	Borrowings from Laclede Group	Total Short-Term Borrowings

Year Ended September 30, 2015
Weighted average borrowings outstanding	$212.7	$0.3	$213.0
Weighted average interest rate	0.4%	0.5%	0.4%
Range of borrowings outstanding	$102.1 - $341.0	$0 - $10.4	$104.2 - $ 341.0
As of September 30, 2015
Borrowings outstanding at end of period	$233.0	$—	$233.0
Weighted average interest rate	0.5%	—%	0.5%
Year Ended September 30, 2014
Weighted average borrowings outstanding	$77.6	$63.4	$141.0
Weighted average interest rate	0.3%	0.3%	0.3%
Range of borrowings outstanding	$0 – $244.5	$0 – $189.0	$45.5 – $272.1
As of September 30, 2014
Borrowings outstanding at end of period	$238.6	$—	$238.6
Weighted average interest rate	0.3%	—%	0.3%

Based on average short-term borrowings for the twelve months ended September 30, 2015, an increase in the average interest rate of 100 basis points would decrease Laclede Gas' pre-tax earnings and cash flows by approximately $2.1 on an annual basis, portions of which may be offset through the application of PGA carrying costs.
Alagasco
Information about Alagasco's short-term borrowings during the twelve months ended September 30, and as of September 30, is presented below for 2015 and 2014:

Bank Line Borrowings

Year Ended September 30, 2015
Weighted average borrowings outstanding	$22.3
Weighted average interest rate	1.1%
Range of borrowings outstanding	$0 - $69.5
As of September 30, 2015
Borrowings outstanding at end of period	$31.0
Weighted average interest rate	1.2%
9/30/2014
Weighted average borrowings outstanding	$13.7
Weighted average interest rate	1.3%
Range of borrowings outstanding	$0.0 - $55.0
As of September 30, 2014
Borrowings outstanding at end of period	$16.0
Weighted average interest rate	1.2%
Based on average short-term borrowings for the twelve months ended September 30, 2015, an increase in the average interest rate of 100 basis points would decrease Alagasco's Gas' pre-tax earnings and cash flows by approximately $0.2 on an annual basis, portions of which may be offset through the application of GSA carrying costs.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Laclede Group
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for the Company are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015
Cash and cash equivalents	$13.8	$13.8	$13.8	$—	$—
Short-term debt	338.0	338.0	—	338.0	—
Long-term debt, including current portion	1,851.5	1,944.2	—	1,944.2	—

As of September 30, 2014
Cash and cash equivalents	$16.1	$16.1	$16.1	$—	$—
Short-term debt	287.1	287.1	—	287.1	—
Long-term debt, including current portion	1,851.0	1,937.3	—	1,937.3	—

Laclede Gas
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Laclede Gas are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015
Cash and cash equivalents	$1.7	$1.7	$1.7	$—	$—
Short-term debt	233.0	233.0	—	233.0	—
Long-term debt	808.1	880.2	—	880.2	—

As of September 30, 2014
Cash and cash equivalents	$3.7	$3.7	$3.7	$—	$—
Short-term debt	238.6	238.6	—	238.6	—
Long-term debt	807.9	876.2	—	876.2	—
Alagasco
The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis for Alagasco are as follows:

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015
Cash and cash equivalents	$7.2	$7.2	$7.2	$—	$—
Short-term debt	31.0	31.0	—	31.0	—
Long-term debt, including current portion	250.0	263.2	—	263.2	—

As of September 30, 2014
Cash and cash equivalents	$5.6	$5.6	$5.6	$—	$—
Short-term debt	16.0	16.0	—	16.0	—
Long-term debt	249.8	266.4	—	266.4	—
The carrying amounts for cash and cash equivalents and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 9, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.
9.    FAIR VALUE MEASUREMENTS
Laclede Group
The following tables for Laclede Group and Laclede Gas categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition. Alagasco had no such assets or liabilities as of September 30, 2015 or 2014.
The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities. The mutual funds included in Level 2 are valued based on the closing net asset value per unit.
Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX). Derivative instruments classified as Level 2 include physical commodity derivatives that are valued using Over-the-Counter Bulletin Board (OTCBB), broker, or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management's assumptions about how market participants would price the asset or liability. There were no material Level 3 balances as of September 30, 2015 or 2014. The Company's and the Utilities' policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.
The mutual funds are included in the "Other investments" line of the balance sheets. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the balance sheets when a legally enforceable netting agreement exist between the Company or Laclede Gas and the counterparty to the derivative contract. For additional information on derivative instruments, see Note 10, Derivative Instruments and Hedging Activities.

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2015
ASSETS
Gas Utility
U. S. Stock/Bond Mutual Funds	$15.5	$4.0	$—	$—	$19.5
NYMEX/ICE natural gas contracts	1.3	—	—	(1.3)	—
Subtotal	16.8	4.0	—	(1.3)	19.5
Gas Marketing
NYMEX/ICE natural gas contracts	6.3	4.3	—	(6.6)	4.0
Natural gas commodity contracts	—	1.5	0.2	(0.5)	1.2
Total	$23.1	$9.8	$0.2	$(8.4)	$24.7
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$16.4	$—	$—	$(16.4)	$—
OTCBB natural gas contracts	—	5.9	—	—	5.9
NYMEX gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Subtotal	16.7	5.9	—	(16.7)	5.9
Gas Marketing
NYMEX/ICE natural gas contracts	1.2	3.9	—	(5.1)	—
Natural gas commodity contracts	—	2.2	—	(0.5)	1.7
Total	$17.9	$12.0	$—	$(22.3)	$7.6

As of September 30, 2014
ASSETS
Gas Utility
U. S. Stock/Bond Mutual Funds	$15.7	$3.9	$—	$—	$19.6
NYMEX/ICE natural gas contracts	2.4	—	—	(2.4)	—
OTCBB natural gas contracts	—	0.1	—	(0.1)	—
Subtotal	18.1	4.0	—	(2.5)	19.6
Gas Marketing
NYMEX natural gas contracts	1.0	1.2	—	(1.8)	0.4
Natural gas commodity contracts	—	2.7	0.2	(0.2)	2.7
Total	$19.1	$7.9	$0.2	$(4.5)	$22.7
LIABILITIES
Gas Utility
NYMEX/ICE natural gas contracts	$5.2	$—	$—	$(5.2)	$—
OTCBB natural gas contracts	—	4.1	—	(0.1)	4.0
NYMEX gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Subtotal	5.4	4.1	—	(5.5)	4.0
Gas Marketing
NYMEX/ICE natural gas contracts	1.1	0.7	—	(1.8)	—
Natural gas commodity contracts	—	0.7	—	(0.2)	0.5
Total	$6.5	$5.5	$—	$(7.5)	$4.5

Laclede Gas

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2015
ASSETS
U. S. Stock/Bond Mutual Funds	$15.5	$4.0	$—	$—	$19.5
NYMEX/ICE natural gas contracts	1.3	—	—	(1.3)	—
Total	$16.8	$4.0	$—	$(1.3)	$19.5
LIABILITIES
NYMEX/ICE natural gas contracts	$16.4	$—	$—	$(16.4)	$—
OTCBB natural gas contracts	—	5.9	—	—	5.9
Gasoline and heating oil contracts	0.3	—	—	(0.3)	—
Total	$16.7	$5.9	$—	$(16.7)	$5.9

As of September 30, 2014
ASSETS
U. S. Stock/Bond Mutual Funds	$15.7	$3.9	$—	$—	$19.6
NYMEX/ICE natural gas contracts	2.4	—	—	(2.4)	—
OTCBB natural gas contracts	—	0.1	—	(0.1)	—
Total	$18.1	$4.0	$—	$(2.5)	$19.6
LIABILITIES
NYMEX/ICE natural gas contracts	$5.2	$—	$—	$(5.2)	$—
OTCBB natural gas contracts	—	4.1	—	(0.1)	4.0
NYMEX gasoline and heating oil contracts	0.2	—	—	(0.2)	—
Total	$5.4	$4.1	$—	$(5.5)	$4.0

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Laclede Group
Laclede Gas has a risk management policy to utilize various derivatives, including futures contracts, exchange-traded options, swaps and over-the-counter instruments, for the explicit purpose of managing price risk associated with purchasing and delivering natural gas on a regular basis to customers in accordance with its tariffs. The objective of this policy is to limit the Missouri Utilities' exposure to natural gas price volatility and to manage, hedge and mitigate substantial price risk. This policy strictly prohibits speculation and permits the Missouri Utilities to hedge current physical natural gas purchase commitments or forecasted or anticipated future peak (maximum) physical need for natural gas delivered. Costs and cost reductions, including carrying costs, associated with the Missouri Utilities' use of natural gas derivative instruments are allowed to be passed on to the Missouri Utilities’ customers through the operation of their PGA clauses, through which the MoPSC allows the Missouri Utilities to recover gas supply costs, subject to prudence review by the MoPSC. Accordingly, the Missouri Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any realized gains or losses are passed through to customers using the mechanisms of the GSA rider in accordance with Alagasco’s APSC approved tariff. At September 30, 2015, Alagasco had no open derivative positions. The Utilities do not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the statements of income. The timing of the operation of the PGA clause and GSA rider may cause interim variations in short-term cash flows, because the Utilities are subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA clauses and GSA rider.

From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2015, Laclede Gas held 1.8 million gallons of gasoline futures contracts at an average price of $1.63 per gallon. Most of these contracts, the longest of which extends to December 2016, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815. The gains or losses on these derivative instruments are not subject to Laclede Gas’ PGA clause.
In the course of its business, Laclede Group’s gas marketing subsidiary, LER, which includes its 100% owned subsidiary LER Storage Services, Inc., enters into commitments associated with the purchase or sale of natural gas. Certain of LER’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of LER’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2015, the fair values of 104.7 million MMBtu of non-exchange traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 88.0 million MMBtu will settle during fiscal year 2016, and 14.9 million MMBtu, 1.7 million MMBtu, and 0.1 million MMBtu will settle during 2017, 2018, and 2019, respectively. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.
Furthermore, LER manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE Clear Europe (ICE) futures, swap, and option contracts to lock in margins.
At September 30, 2015, LER’s unmatched fixed-price positions were not material to Laclede Group’s financial position or results of operations. LER’s NYMEX and ICE natural gas futures, swap, and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.
On April 14, 2014, as amended on July 8, 2014, Laclede Group entered into certain interest rate swap agreements, with a notional amount $375.0, to effectively lock in interest rates on a portion of the long-term debt it anticipated issuing to finance its acquisition of Alagasco.
These derivative instruments were designated as cash flow hedges of forecasted transactions. These forward starting swaps involved the payment of a fixed interest rate and the receipt of a floating interest rate (the London Interbank Offered Rate, also known as LIBOR) over the terms specified in the contracts. On August 6, 2014, the interest rate swap agreements were terminated and the settlement resulted in a $19.0 loss by Laclede Group, which assigned the loss as a regulatory asset since the interest rate swaps were entered into to hedge the interest payments on the $625.0 of long-term debt issued on August 19, 2014 by Laclede Group.
During the second quarter of fiscal year 2015, Alagasco entered into certain interest rate swap transactions to protect itself against adverse movement in interest rates in anticipation of its issuance of $115.0 of long-term debt. Alagasco received prior approval from the APSC to enter into these hedges. The notional amount of interest rate swaps outstanding was $80.5 with stated maturities ranging from 2025 to 2045 and fixed interest rates ranging between 2.18% and 2.85%. In April 2015, Alagasco entered into an additional hedge with a notional amount of $24.0 and terms within the same range. These derivative instruments were designated as cash flow hedges of forecasted transactions. These forward starting swaps involved the payment of a fixed interest rate and the receipt of a floating interest rate (the London Interbank Offered Rate, also known as LIBOR) over the terms specified in the contracts. On May 21, 2015, the interest rate swap agreements were terminated and the settlement resulted in a $2.7 gain which was recorded as a regulatory liability. Of the total anticipated issuance of long-term debt, $35.0 was issued on September 15, 2015 and the remaining $80.0 will be issued on December 1, 2015.

The Company’s and Laclede Gas' exchange-traded/cleared derivative instruments consist primarily of NYMEX, OTCBB, and ICE positions. The NYMEX and OTCBB is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX/ICE and OTCBB natural gas futures and swap positions at September 30, 2015 were as follows:

	Gas Utility		Gas Marketing
	MMBtu (millions)	Avg. Price Per MMBtu	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE Open short futures positions
Fiscal 2016	—	$—	13.34	$3.26
Fiscal 2017	—	—	2.13	3.42
NYMEX/ICE Open long futures/swap positions
Fiscal 2016	29.02	3.19	7.06	3.17
Fiscal 2017	1.57	3.04	2.77	3.43
Fiscal 2018	—	—	0.12	3.37
ICE Open long basis swap positions
Fiscal 2016	—	—	23.29	0.27
Fiscal 2017	—	—	9.04	0.45
Fiscal 2018	—	—	1.09	0.50
ICE Open short basis swap positions
Fiscal 2016	—	—	10.62	0.17
Fiscal 2017	—	—	1.40	0.20
OTC Open long futures/swap positions
Fiscal 2016	4.43	3.99	—	—
Fiscal 2017	0.32	3.64	—	—
At September 30, 2015, Laclede Gas also had 20.3 million MMBtu of other price mitigation in place through the use of NYMEX and OTCBB natural gas option-based strategies while LER had none.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2015, it is expected that an immaterial amount of unrealized gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2015	2014	2013
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gas Marketing natural gas contracts		$(4.3)	$(4.6)	$4.9
Gas Utility gasoline and heating oil contracts		(1.2)	0.1	0.1
Total		$(5.5)	$(4.5)	$5.0
Effective portion of gain (loss) reclassified from AOCI to income:
Natural gas contracts	Gas Marketing Operating Revenues	$1.7	$4.2	$—
	Gas Marketing Operating Expenses	(5.2)	(1.5)	(0.5)
Subtotal		(3.5)	2.7	(0.5)
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	(0.9)	(0.2)	0.2
Total		$(4.4)	$2.5	$(0.3)
Ineffective portion of gain (loss) on derivatives recognized in income:
Natural gas contracts	Gas Marketing Operating Revenues	$—	$(0.1)	$(0.4)
	Gas Marketing Operating Expenses	(0.5)	0.1	(0.3)
Subtotal		(0.5)	—	(0.7)
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	0.1	(0.2)	(0.1)
Total		$(0.4)	$(0.2)	$(0.8)
Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Natural gas commodity contracts	Gas Marketing Operating Revenues	$(1.3)	$(8.7)	$(0.9)
NYMEX / ICE natural gas contracts	Gas Marketing Operating Revenues	(9.6)	3.0	—
Gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	(0.2)	—	0.1
Total		$(11.1)	$(5.7)	$(0.8)

*
Gains and losses on Laclede Gas’ natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Missouri Utilities' PGA clauses and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the statements of income. Such amounts are recognized in the statements of income as a component of Regulated Gas Distribution Natural and Propane Gas operating expenses when they are recovered through the PGA clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2015
	Asset Derivatives*		Liability Derivatives*
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gas Utility:
Gasoline and heating oil contracts	Accounts Receivable – Other	$—	Accounts Receivable – Other	$0.3
Gas Marketing:
Natural gas contracts	Derivative Instrument Assets	4.1	Derivative Instrument Assets	3.2
	Deferred Charges – Other	1.1	Deferred Charges – Other	0.5
Subtotal		5.2		4.0
Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Accounts Receivable – Other	1.2	Accounts Receivable – Other	16.4
	Derivative Instrument Assets	—	Derivative Instrument Assets	5.7
	Deferred Charges – Other	—	Deferred Charges – Other	0.2
Subtotal		1.2		22.3
Gas Marketing:
NYMEX / ICE natural gas contracts	Derivative Instrument Assets	4.7	Derivative Instrument Assets	0.6
	Deferred Charges – Other	0.7	Deferred Charges – Other	0.7
Natural gas commodity	Derivative Instrument Assets	1.4	Derivative Instrument Assets	0.1
	Current Liabilities – Other	0.2	Current Liabilities – Other	1.4
	Deferred Credits – Other	0.1	Deferred Credits – Other	0.7
Subtotal		7.1		3.5
Total derivatives		$13.5		$29.8

Fair Value of Derivative Instruments in the Consolidated Balance Sheet at September 30, 2014
	Asset Derivatives*		Liability Derivatives*
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gas Utility:
Gasoline and heating oil contracts	Accounts Receivable – Other	$—	Accounts Receivable – Other	$0.2
Gas Marketing:
Natural gas contracts	Derivative Instrument Assets	0.7	Derivative Instrument Assets	0.4
	Deferred Charges – Other	0.7	Deferred Charges – Other	0.2
Subtotal		1.4		0.8
Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contacts	Accounts Receivable – Other	2.4	Accounts Receivable – Other	5.2
	Derivative Instrument Assets	0.1	Derivative Instrument Assets	3.7
	Deferred Charges – Other	—	Deferred Charges – Other	0.4
Subtotal		2.5		9.3
Gas Marketing:
Natural gas contacts	Derivative Instrument Assets	3.5	Derivative Instrument Assets	1.4
	Deferred Charges – Other	0.3	Deferred Charges – Other	—
	Current Liabilities – Other	—	Current Liabilities – Other	0.5
Subtotal		3.8		1.9
Total derivatives		$7.7		$12.0

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the balance sheets. As such, the gross balances presented in the table above are not indicative of the Company’s net economic exposure. Refer to Note 9, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in the Consolidated Balance Sheets:

	2015	2014
Fair value of asset derivatives presented above	$13.5	$7.7
Fair value of cash margin receivables offset with derivatives	13.9	3.0
Netting of assets and liabilities with the same counterparty	(22.2)	(7.9)
Total	$5.2	$2.8
Derivative Instrument Assets, per Consolidated Balance Sheets:
Derivative instrument assets	$4.6	$3.2
Deferred Charges – Other	0.6	(0.4)
Total	$5.2	$2.8

Fair value of liability derivatives presented above	$29.8	$12.0
Netting of assets and liabilities with the same counterparty	(22.2)	(7.9)
Total	$7.6	$4.1
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities – Other	$6.8	$—
Deferred Credits – Other	0.8	4.1
Total	$7.6	$4.1
Additionally, at September 30, 2015 and 2014, the Company had $5.9 and $4.4, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.
Laclede Gas
Laclede Gas has a risk management policy to utilize various derivatives, including futures contracts, exchange-traded options, swaps and over-the-counter instruments for the explicit purpose of managing price risk associated with purchasing and delivering natural gas on a regular basis to customers in accordance with its tariffs. The objective of this policy is to limit Laclede Gas' exposure to natural gas price volatility and to manage, hedge and mitigate substantial price risk. This policy strictly prohibits speculation and permits Laclede Gas to hedge current physical natural gas purchase commitments or forecasted or anticipated future peak (maximum) physical need for natural gas delivered. Costs and cost reductions, including carrying costs, associated with Laclede Gas’ use of natural gas derivative instruments are allowed to be passed on to Laclede Gas customers through the operation of its PGA clause, through which the MoPSC allows Laclede Gas to recover gas supply costs, subject to prudence review by the MoPSC. Accordingly, Laclede Gas does not expect any adverse earnings impact as a result of the use of these derivative instruments.
Laclede Gas does not designate these instruments as hedging instruments for financial reporting purposes because gains or losses associated with the use of these derivative instruments are deferred and recorded as regulatory assets or regulatory liabilities pursuant to ASC Topic 980, “Regulated Operations,” and, as a result, have no direct impact on the statements of income.
The timing of the operation of the PGA clause may cause interim variations in short-term cash flows, because Laclede Gas is subject to cash margin requirements associated with changes in the values of these instruments. Nevertheless, carrying costs associated with such requirements are recovered through the PGA clause.
From time to time, Laclede Gas purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. At September 30, 2015, Laclede Gas held 1.8 million gallons of gasoline futures contracts at an average price of $1.63 per gallon. Most of these contracts, the longest of which extends to December 2016, are designated as cash flow hedges of forecasted transactions pursuant to ASC Topic 815, “Derivatives and Hedging.” The gains or losses on these derivative instruments are not subject to Laclede Gas’ PGA clause.
Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of tax, in other comprehensive income (OCI). Accumulated other comprehensive income (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2015, it is expected that an immaterial amount of pre-tax gains will be reclassified into the statements of income during fiscal year 2016. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.
Laclede Gas’ derivative instruments consist primarily of NYMEX and OTCBB positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and OTCBB natural gas futures positions at September 30, 2015 were as follows:

	MMBtu (millions)	Avg. Price Per MMBtu
NYMEX/ICE Open long futures/swap positions
Fiscal 2016	29.02	$3.19
Fiscal 2017	1.57	3.04
OTC Open long futures/swap positions
Fiscal 2016	4.43	$3.99
Fiscal 2017	0.32	3.64
At September 30, 2015, Laclede Gas also had 20.3 million MMBtu of other price mitigation in place through the use of NYMEX and OTCBB natural gas option-based strategies.

Effect of Derivative Instruments on the Statements of Income and Statements of Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2015	2014	2013
Derivatives in Cash Flow Hedging Relationships
Effective portion of gain (loss) recognized in OCI on derivatives:
Gasoline and heating oil contracts		$(1.2)	$0.1	$0.1
Effective portion of gain (loss) reclassified from AOCI to income:
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	$(0.9)	$(0.2)	$0.2
Ineffective portion of gain (loss) on derivatives recognized in income:
Gasoline and heating oil contracts	Gas Utility Other Operating Expenses	$0.1	$(0.2)	$(0.1)
Derivatives Not Designated as Hedging Instruments*
Gain (loss) recognized in income on derivatives:
Gasoline and heating oil contracts	Other Income and (Income Deductions) - Net	$(0.2)	$—	$0.1

*
Gains and losses on Laclede Gas’ natural gas derivative instruments, which are not designated as hedging instruments for financial reporting purposes, are deferred pursuant to the Laclede Gas’ PGA clauses and initially recorded as regulatory assets or regulatory liabilities. These gains and losses are excluded from the table above because they have no direct impact on the Statements of Income. Such amounts are recognized in the Statements of Income as a component of Regulated Gas Distribution Natural and Propane Gas operating expenses when they are recovered through the PGA clause and reflected in customer billings.

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2015
	Asset Derivatives*			Liability Derivatives*
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gasoline and heating oil contracts	Accounts Receivable – Other	$—		Accounts Receivable – Other	$0.3
Subtotal		—			0.3
Derivatives not designated as hedging instruments
Natural gas contracts	Accounts Receivable – Other	1.2		Accounts Receivable – Other	16.4
OTCBB natural gas contracts	Derivative Instrument Assets	—		Derivative Instrument Assets	5.7
	Deferred Charges – Other	—		Deferred Charges – Other	0.2
Subtotal		1.2			22.3
Total derivatives		$1.2			$22.6

Fair Value of Derivative Instruments in the Balance Sheet at September 30, 2014
	Asset Derivatives			Liability Derivatives*
	Balance Sheet Location	Fair Value	*	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Gasoline and heating oil contracts	Accounts Receivable – Other	$—		Accounts Receivable – Other	$0.2
Subtotal		—			0.2
Derivatives not designated as hedging instruments
Natural gas contacts	Accounts Receivable – Other	2.4		Accounts Receivable – Other	5.2
	Derivative Instrument Assets	0.1		Derivative Instrument Assets	3.7
Gasoline and heating oil contracts	Accounts Receivable – Other	—		Accounts Receivable – Other	0.4
Subtotal		2.5			9.3
Total derivatives		$2.5			$9.5

*
The fair values of Asset Derivatives and Liability Derivatives exclude the fair value of cash margin receivables or payables with counterparties subject to netting arrangements. Fair value amounts of derivative contracts (including the fair value amounts of cash margin receivables and payables) for which there is a legal right to set off are presented net on the Balance Sheets. As such, the gross balances presented in the table above are not indicative of Laclede Gas' net economic exposure. Refer to Note 9, Fair Value Measurements, for information on the valuation of derivative instruments.

Following is a reconciliation of the amounts in the tables above to the amounts presented in Laclede Gas' Balance Sheets:

	2015	2014
Fair value of asset derivatives presented above	$1.2	$2.5
Fair value of cash margin receivables offset with derivatives	15.5	3.0
Netting of assets and liabilities with the same counterparty	(16.7)	(5.9)
Total	$—	$(0.4)
Derivative Instrument Assets, per Balance Sheets:
Derivative instrument assets	$—	$(0.4)
Total	$—	$(0.4)

Fair value of liability derivatives presented above	$22.6	$9.5
Netting of assets and liabilities with the same counterparty	(16.7)	(5.9)
Total	$5.9	$3.6
Derivative Instrument Liabilities, per Balance Sheets:
Current Liabilities – Other	$5.7	$—
Deferred Credits – Other	0.2	3.6
Total	$5.9	$3.6
Additionally, at September 30, 2015 and 2014, Laclede Gas had $5.9 and $4.4, respectively, in cash margin receivables not offset with derivatives, which are presented in Accounts Receivable – Other.
Alagasco
During the second quarter of fiscal 2015, Alagasco entered into certain interest rate swap transactions to protect against adverse movement in interest rates in anticipation of the issuance of $115.0 of long-term debt. Alagasco received prior approval from the APSC to enter into these hedges. The notional amount of interest rate swaps outstanding was $80.5 with stated maturities ranging from 2025 to 2045 and fixed interest rates ranging between 2.18% and 2.85%. In April 2015, Alagasco entered into an additional hedge with a notional amount of $24.0 and terms within the same range. These derivative instruments were designated as cash flow hedges of forecasted transactions. These forward starting swaps involved the payment of a fixed interest rate and the receipt of a floating interest rate (the London Interbank Offered Rate, also known as LIBOR) over the terms specified in the contracts. On May 21, 2015, the interest rate swap agreements were terminated and the settlement resulted in a $2.7 gain which was recorded as a regulatory liability since the interest rate swaps were entered into to hedge the interest payments on the $115.0 of long-term debt, of which $35.0 was issued on September 15, 2015, with the remaining $80.0 to be issued on December 1, 2015.

11.	CONCENTRATION OF CREDIT RISK
Other than in LER (the Gas Marketing segment), Laclede Group has no significant concentration of credit risk.
A significant portion of LER’s transactions are with (or are associated with) energy producers, utility companies, and pipelines. These concentrations of transactions with these counterparties have the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that each of these three groups may be affected similarly by changes in economic, industry, or other conditions. To manage this risk, as well as credit risk from significant counterparties in these and other industries, LER has established procedures to determine the creditworthiness of its counterparties. These procedures include obtaining credit ratings and credit reports, analyzing counterparty financial statements to assess financial condition, and considering the industry environment in which the counterparty operates. This information is monitored on an ongoing basis. In some instances, LER may require credit assurances such as prepayments, letters of credit, or parental guarantees. In addition, LER may enter into netting arrangements to mitigate credit risk with counterparties in the energy industry from which LER both sells and purchases natural gas. Sales are typically made on an unsecured credit basis with payment due the month following delivery. Accounts receivable amounts are closely monitored and provisions for uncollectible amounts are accrued when losses are probable. LER records accounts receivable, accounts payable, and prepayments for physical sales and purchases of natural gas on a gross basis. The amount included in accounts receivable attributable to energy producers and their marketing affiliates amounted to $15.7 at September 30, 2015. Net receivable amounts from these customers on that same date, reflecting netting arrangements, were $13.4. LER'S accounts receivable attributable to utility companies and their marketing affiliates comprised $21.6 of total accounts receivable at September 30, 2015, while net receivable amounts from these customers, reflecting netting arrangements, were $20.5.
LER also has concentrations of credit risk with certain individually significant counterparties and with pipeline companies associated with its natural gas receivable amount. At September 30, 2015, the amounts included in accounts receivable from LER’s five largest counterparties (in terms of net accounts receivable exposure), were $13.7. These five counterparties are either investment-grade rated or owned by investment-grade rated companies. Net receivable amounts from these five customers on the same date, reflecting netting arrangements, were $12.5.

12.	INCOME TAXES
Laclede Group
The Company's provision for income taxes charged during the fiscal years ended September 30, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Federal
Current	$(3.3)	$0.3	$(4.2)
Deferred	58.8	30.6	19.9
Investment tax credits	(0.2)	(0.2)	(0.2)
State and local
Current	—	0.6	(0.3)
Deferred	6.9	1.0	2.4
Total income tax expense	$62.2	$32.3	$17.6
The Company's effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2015	2014	2013
Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	3.0	1.8	3.5
Certain expenses capitalized on books and deducted on tax return	(3.7)	(4.9)	(9.7)
Taxes related to prior years	(0.6)	(0.7)	(1.6)
Other items – net *	(2.5)	(3.6)	(2.2)
Effective income tax rate	31.2%	27.6%	25.0%
* Other consists primarily of property adjustments.

The Company's significant items comprising the net deferred tax liability recorded in the Consolidated Balance Sheets as of September 30 are as follows:

	2015	2014
Deferred tax assets:
Reserves not currently deductible	$14.8	$16.0
Pension and other postretirement benefits	62.5	67.3
Operating losses	47.3	8.0
Unamortized investment tax credits	1.5	1.6
Other	—	28.9
Total deferred tax assets	$126.1	$121.8
Deferred tax liabilities:
Relating to property	472.1	366.9
Regulatory pension and other postretirement benefits	110.6	108.5
Deferred gas costs	8.1	20.4
Other	11.6	19.7
Total deferred tax liabilities	$602.4	$515.5
Net deferred tax liability	476.3	393.7
Net deferred tax asset (liability) – current	5.8	(9.9)
Net deferred tax liability – noncurrent	$482.1	$383.8
In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carryback years, and tax planning strategies to assess the need for a valuation allowance. Based upon this evidence, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets.
The Company has federal and state loss carryforwards of approximately $123.9 at September 30, 2015. The Company also has contribution carryforwards of approximately $11.0 at September 30, 2015. The loss carryforwards begin to expire in the fiscal year ending 2030 for certain state purposes and 2035 for federal and other states purposes. The contribution carryforwards begin to expire in fiscal year 2018. The Company also has various tax credit carryforwards of approximately $2.8 that begin to expire in 2018.
The Company recognizes the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheets.
The following table presents a reconciliation of the beginning and ending balances of the Company's unrecognized tax benefits:

	2015	2014	2013
Unrecognized tax benefits, beginning of year	$4.6	$2.4	$5.8
Increases related to prior year tax positions	—	—	0.1
Increases related to tax positions taken in current year	2.9	2.6	1.5
Reductions due to lapse of applicable statute of limitations	(0.4)	(0.4)	(5.0)
Unrecognized tax benefits, end of year	$7.1	$4.6	$2.4
The amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate were $3.1 and $2.5 as of September 30, 2015 and 2014, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the Company’s unrecognized tax benefits. The Company does not expect that any such change will be significant to the Consolidated Balance Sheets.
As of September 30, 2015 and 2014, interest accrued associated with the Company’s uncertain tax positions was de minimis, and no penalties were accrued as of September 30, 2015.

The Company is subject to US federal income tax as well as income tax in various state and local jurisdictions. The Company is no longer subject to examination for fiscal years prior to 2012.
Laclede Group completed the acquisition of 100% of the common shares of Alagasco from Energen on August 31, 2014. The Company and Energen made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Alagasco acquisition as a deemed purchase and sale of assets for tax purposes.
Laclede Gas
Laclede Gas' provision for income taxes charged during the fiscal years ended September 30, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Federal
Current	$(2.1)	$(0.1)	$(6.6)
Deferred	40.9	34.3	20.1
Investment tax credits	(0.2)	(0.2)	(0.2)
State and local
Current	(0.1)	—	(1.0)
Deferred	4.7	1.5	2.3
Total income tax expense	$43.2	$35.5	$14.6
Laclede Gas' effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	2015	2014	2013
Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	2.8	1.8	3.3
Certain expenses capitalized on books and deducted on tax return	(4.9)	(4.5)	(10.8)
Taxes related to prior years	(0.8)	(0.7)	(1.6)
Other items – net *	(3.0)	(3.3)	(2.8)
Effective income tax rate	29.1%	28.3%	23.1%
* Other consists primarily of property adjustments.

Laclede Gas' significant items comprising the net deferred tax liability reported in the Balance Sheets as of September 30 are as follows:

	2015	2014
Deferred tax assets:
Reserves not currently deductible	$15.4	$16.0
Pension and other postretirement benefits	62.5	67.3
Operating losses	3.7	2.9
Unamortized investment tax credits	1.5	1.6
Other	—	17.8
Total deferred tax assets	$83.1	$105.6
Deferred tax liabilities:
Relating to utility property	425.0	361.2
Regulatory pension and other postretirement benefits	120.2	119.2
Deferred gas costs	8.2	20.4
Other	14.5	15.9
Total deferred tax liabilities	$567.9	$516.7
Net deferred tax liability	484.8	411.1
Net deferred tax asset (liability) – current	0.4	(11.3)
Net deferred tax liability – noncurrent	$485.2	$399.8
Laclede Group files a consolidated federal return and various state income tax returns and allocates income taxes to Laclede Gas and its other subsidiaries as if each entity were a separate taxpayer.
In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carryback years, and tax planning strategies to assess the need for a valuation allowance. Based upon this evidence, management believes it is more likely than not that Laclede Gas will realize the benefits of these deferred tax assets.
Laclede Gas has state and federal loss carryforwards of approximately $10.0, at September 30, 2015 based on separate company basis. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group. Laclede Gas also has contribution carryforwards of approximately $10.9 at September 30, 2015. The loss carryforwards begin to expire in the fiscal year ending 2035 for federal and state purposes. The contribution carryforwards begin to expire in fiscal year ending 2018. Laclede Gas also has approximately $1.5 of various tax credit carryforwards with expiration dates which begin to expire in 2024.
Laclede Gas recognizes the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Laclede Gas records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Balance Sheets.
The following table presents a reconciliation of the beginning and ending balances of Laclede Gas unrecognized tax benefits:

	2015	2014	2013
Unrecognized tax benefits, beginning of year	$4.2	$2.0	$5.6
Increases related to tax positions taken in current year	2.9	2.5	1.4
Reductions due to lapse of applicable statute of limitations	(0.2)	(0.3)	(5.0)
Unrecognized tax benefits, end of year	$6.9	$4.2	$2.0
The amount of unrecognized tax benefits, which, if recognized, would affect Laclede Gas' effective tax rate were $2.9 and $2.1 as of September 30, 2015 and 2014, respectively. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of Laclede Gas' unrecognized tax benefits. Laclede Gas does not expect that any such change will be significant to Laclede Gas' Balance Sheets.
As of September 30, 2015 and 2014, interest accrued associated with Laclede Gas' uncertain tax positions was de minimis, and no penalties were accrued.

Laclede Gas is subject to US federal income tax as well as income tax in various state and local jurisdictions, and is no longer subject to examination for fiscal year prior to 2012.
Alagasco
Alagasco's provision for income taxes charged during the fiscal year ended September 30, 2015, the nine months ended September 30, 2014, and the year ended December 31, 2013 are as follows:

	Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014	2013
Federal
Current	$—	$14.1	$17.5
Deferred	25.9	3.5	13.3
State and local
Current	0.1	1.8	2.2
Deferred	3.3	0.5	1.7
Total income tax expense	$29.3	$19.9	$34.7

Alagasco's effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014	2013
Federal income tax statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	2.8	2.8	2.8
Other items – net	0.1	(0.2)	(0.1)
Effective income tax rate	37.9%	37.6%	37.7%
Alagasco's significant items comprising the net deferred tax asset reported in the Balance Sheets as of September 30 are as follows:

	2015	2014
Deferred tax assets:
Reserves not currently deductible	$7.0	$2.5
Pension and other postretirement benefits	9.6	10.6
Goodwill	251.5	266.1
Operating losses	32.4	5.1
Other	1.4	0.2
Total deferred tax assets	$301.9	$284.5
Deferred tax liabilities:
Relating to utility property	45.1	4.0
Other	2.2	0.4
Total deferred tax liabilities	$47.3	$4.4
Net deferred tax asset	254.6	280.1
Net deferred tax asset – current	6.2	2.3
Net deferred tax asset – noncurrent	$248.4	$277.8
Laclede Group files a consolidated federal return and various state income tax returns and allocates income taxes to Alagasco and its other subsidiaries as if each entity were a separate taxpayer.
In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carryback years, and tax planning strategies to assess the need for a valuation allowance. Based upon this evidence, management believes it is more likely than not that Alagasco will realize the benefits of these deferred tax assets.
On a separate company basis, Alagasco has state and federal loss carryforwards of approximately $85.0, at September 30, 2015 generated since the acquisition. The loss carryforwards begin to expire in the fiscal year ending 2030 for state purposes and 2035 for federal purposes. For federal tax purposes, these loss carryforwards may be utilized against income from another member of the consolidated group.
Laclede Group completed the acquisition of 100% of the common shares of Alagasco from Energen on August 31, 2014. The Company and Energen made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Alagasco acquisition as a deemed purchase and sale of assets for tax purposes.
Alagasco recognizes the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Alagasco records potential interest and penalties related to its uncertain tax positions as interest expense and other income deductions, respectively. Unrecognized tax benefits, accrued interest payable, and accrued penalties payable are included in the Other line of the Deferred Credits and Other Liabilities section of the Balance Sheets.

The following table presents a reconciliation of the beginning and ending balances of Alagasco's unrecognized tax benefits:

	Year Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of period	$—	$0.3	$0.3
Reduction for transfer of balance to Energen	—	(0.3)	—
Unrecognized tax benefits, end of period	$—	$—	$0.3
Alagasco is subject to US federal income tax as well as income tax in various state and local jurisdictions. Alagasco's tax returns for the calendar years 2010-2013 remain open and subject to examination by the Internal Revenue Service and state taxing jurisdictions. These returns cover periods during which Alagasco was owned by Energen. The impact of any adjustments made to these returns by the relevant taxing authorities would be addressed by the indemnification provisions of the agreement.
13.     PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
This footnote includes all pension plans of the Company whether historical plans or those acquired as part of the purchase of certain assets and liabilities of MGE on September 1, 2013 or those acquired in the Alagasco Transaction effective August 31, 2014. The net pension and postretirement obligations were re-measured at the applicable acquisition dates as well as at the fiscal year end.
Pension Plans
The pension plans of Laclede Group consist of plans for employees at the Missouri Utilities and plans covering the employees of Alagasco.
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
The net periodic pension costs include the following components:

	2015	2014*	2013
Laclede Group
Service cost – benefits earned during the period	$17.3	$10.2	$9.2
Interest cost on projected benefit obligation	29.5	24.5	17.0
Expected return on plan assets	(37.4)	(27.2)	(19.4)
Amortization of prior other comprehensive income	—	0.4	—
Amortization of prior service cost	0.5	0.5	0.5
Amortization of actuarial loss	7.5	7.1	10.7
Loss on lump-sum settlements	19.6	1.5	27.0
Subtotal	37.0	17.0	45.0
Regulatory adjustment	(2.1)	10.4	(27.5)
Net pension cost	$34.9	$27.4	$17.5
	* Includes Alagasco.

	2015	2014	2013
Laclede Gas
Service cost – benefits earned during the period	$11.5	$9.7	$9.2
Interest cost on projected benefit obligation	23.3	24.0	17.0
Expected return on plan assets	(29.2)	(26.5)	(19.4)
Amortization of prior service cost	0.5	0.5	0.5
Amortization of actuarial loss	7.5	7.1	10.7
Loss on lump-sum settlements	18.0	1.5	27.0
Subtotal	31.6	16.3	45.0
Regulatory adjustment	(5.2)	10.4	(27.5)
Net pension cost	$26.4	$26.7	$17.5

	2015	2014*	2013**
Alagasco
Service cost – benefits earned during the period	$5.8	$5.1	$14.2
Interest cost on projected benefit obligation	6.2	4.1	11.2
Expected return on plan assets	(8.2)	(5.2)	(14.7)
Amortization of prior service cost	—	0.1	0.5
Amortization of actuarial loss	—	2.2	14.0
Loss on lump-sum settlements	1.6	10.1	1.4
Subtotal	5.4	16.4	26.6
Regulatory adjustment	3.1	0.4	—
Net pension cost	$8.5	$16.8	$26.6
	* Nine months ended September 30,
	** Year ended December 31, 2013

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income include the following:

	2015	2014	2013
Laclede Group
Current year actuarial loss	$48.3	$15.7	$17.0
Amortization of actuarial loss	(7.5)	(7.1)	(10.7)
Acceleration of loss recognized due to settlement	(19.6)	(1.5)	(27.0)
Amortization of prior service cost	(0.5)	(0.5)	(0.5)
Subtotal	20.7	6.6	(21.2)
Regulatory adjustment	(21.2)	(6.1)	21.1
Total recognized in other comprehensive income	$(0.5)	$0.5	$(0.1)
	* Includes Alagasco.

Laclede Gas	2015	2014	2013
Current year actuarial loss	$26.0	$14.2	$17.0
Amortization of actuarial loss	(7.5)	(7.1)	(10.7)
Acceleration of loss recognized due to settlement	(18.0)	(1.5)	(27.0)
Amortization of prior service cost	(0.5)	(0.5)	(0.5)
Subtotal	—	5.1	(21.2)
Regulatory adjustment	(0.5)	(4.7)	21.1
Total recognized in other comprehensive income	$(0.5)	$0.4	$(0.1)

Alagasco	2015	2014*	2013**
Current year actuarial loss	$22.3	$1.5	$(14.1)
Amortization of actuarial loss	—	—	(8.9)
Acceleration of loss recognized due to settlement	(1.6)	—	—
Amortization of prior service cost	—	—	(0.3)
Subtotal	20.7	1.5	(23.3)
Regulatory adjustment	(20.7)	(1.5)	—
Total recognized in other comprehensive income	$—	$—	$(23.3)
	* Nine months ended September 30
	** Year ended December 31
Laclede Group pension obligations are driven by separate plan and regulatory provisions governing Laclede Gas and Alagasco pension plans.
Pursuant to the provisions of the Missouri Utilities' and Alagasco's pension plans, pension obligations may be satisfied by lump-sum cash payments. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds 100% of the sum of service and interest costs in a specific year. Two Laclede Gas plans and one Alagasco plan met the criteria for settlement recognition in the fiscal year ended September 30, 2015, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. Lump-sum payments recognized as settlements during fiscal year 2015, 2014, and 2013 were $71.1 ($58.2 attributable to Laclede Gas and $12.9 attributable to Alagasco), $22.1, and $79.5, respectively.
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains or losses not yet includible in pension cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for Laclede Gas' eastern Missouri qualified pension plan is based on an annual allowance of $15.5 effective January 1, 2011. The recovery in rates for MGE's qualified pension plan is based on an annual allowance of $10.0 effective February 20, 2010. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Laclede Group		Laclede Gas		Alagasco
	2015	2014**	2015	2014	2015	2014***
Benefit obligation, beginning of year	$692.4	$503.8	$543.6	$503.8	$148.8	$293.4
Service cost	17.3	10.2	11.5	9.7	5.8	5.1
Interest cost	29.5	24.5	23.3	24.0	6.2	4.1
Actuarial (gain) loss	(12.8)	39.4	(20.7)	41.5	7.9	7.8
Energen divestiture	—	—	—	—	—	(127.8)
Alagasco acquisition	—	150.2	—	—	—	—
Settlement loss	16.5	1.2	14.5	1.2	2.0	—
Gross benefits paid *	(90.6)	(36.9)	(74.6)	(36.6)	(16.0)	(33.8)
Benefit obligation, end of year	$652.3	$692.4	$497.6	$543.6	$154.7	$148.8
Accumulated benefit obligation, end of year	591.4	$613.7	456.9	$484.1	134.5	$129.6

*	Includes $71.1 ($58.2 attributable to Laclede Gas and $12.9 to Alagasco) and $22.1 lump-sum payments recognized as settlements in fiscal years 2015 and 2014, respectively.
** Includes Alagasco.
*** Nine-month transition period ended September 30.
The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Laclede Group		Laclede Gas		Alagasco
	2015	2014*	2015	2014	2015	2014**
Fair value of plan assets, beginning of year	$506.6	$345.4	$387.4	$345.4	$119.2	$219.5
Actual return on plan assets	(7.2)	52.1	(3.0)	55.0	(4.2)	7.8
Employer contributions	40.1	23.6	30.1	23.6	10.0	1.6
Settlements	(71.1)	—	(58.2)	—	(12.9)	—
Energen divestiture	—	—	—	—	—	(75.9)
Alagasco acquisition	—	122.4	—	—	—	—
Gross benefits paid	(19.5)	(36.9)	(16.4)	(36.6)	(3.1)	(33.8)
Fair value of plan assets, end of year	$448.9	$506.6	$339.9	$387.4	$109.0	$119.2
Funded status of plans, end of year	$(203.4)	$(185.8)	$(157.7)	$(156.2)	$(45.7)	$(29.6)
*    Includes Alagasco.
**    Nine-month transition period ended September 30.
The following table sets forth the amounts recognized in the balance sheets at September 30:

	Laclede Group		Laclede Gas		Alagasco
	2015	2014*	2015	2014	2015	2014**
Current liabilities	$(0.5)	$(0.5)	$(0.5)	$(0.5)	$—	$—
Noncurrent liabilities	(202.9)	(185.4)	(157.2)	(155.7)	(45.7)	(29.6)
Total	$(203.4)	$(185.9)	$(157.7)	$(156.2)	$(45.7)	$(29.6)
*    Includes Alagasco.
**    Nine-month transition period ended September 30.

Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic pension cost consist of:

	Laclede Group		Laclede Gas		Alagasco
	2015	2014*	2015	2014	2015	2014**
Net actuarial loss	$143.9	$7.7	$121.9	$7.7	$22.0	$1.5
Prior service costs	3.5	0.5	3.5	0.5	—	—
Subtotal	147.4	8.2	125.4	8.2	22.0	1.5
Adjustments for amounts included in Regulatory Assets	(144.9)	(7.9)	(122.9)	(7.9)	(22.0)	(1.5)
Total	$2.5	$0.3	$2.5	$0.3	$—	$—
*    Includes Alagasco.
**    Nine-month transition period ended September 30.
At September 30, 2015, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal year 2016:

	Laclede Group	Laclede Gas	Alagasco
Amortization of net actuarial loss	$7.8	$7.8	$—
Amortization of prior service cost	0.4	0.4	—
Subtotal	8.2	8.2	—
Regulatory adjustment	(7.9)	(7.9)	—
Total	$0.3	$0.3	$—
Alagasco has no amounts to be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal 2016.
The assumptions used to calculate net periodic pension costs for Laclede Gas are as follows:

	2015	2014	2013
Weighted average discount rate - Laclede Gas plans	4.30%	4.70%	3.95%
Weighted average discount rate - MGE plans	4.45%	5.00%	5.05%
Weighted average rate of future compensation increase *	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets *	7.75%	7.75%	7.75%

*	Assumptions for weighted average rate of future compensation increase and expected long-term rate of return on plan assets are the same for both Laclede Gas and MGE plans.
The assumptions used to calculate net periodic pension costs for Alagasco are as follows:

	2015	2014 *	2013 **
Weighted average discount rate	4.15% /4.25%	4.00% / 4.05%	3.63%
Weighted average rate of future compensation increase	2.92%	2.92%	3.71%
Expected long-term rate of return on plan assets	7.00% / 7.25%	7.00% / 7.25%	7.00%
*    Nine-month transition period ended September 30.
**    Year Ended December 31.
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

The assumptions used to calculate the benefit obligations are as follows:

	2015	2014
Weighted average discount rate - Laclede Gas	4.40%	4.30%
Weighted average discount rate - MGE	4.50%	4.45%
Weighted average discount rate - Alagasco	4.25%/4.30%	4.15% / 4.25%
Weighted average rate of future compensation increase (Laclede Gas and MGE)	3.00%	3.00%
Weighted average rate of future compensation increase (Alagasco)	3.00%	2.92%
Following are the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Laclede Group		Laclede Gas		Alagasco
	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$652.3	$692.4	$497.6	$543.6	$154.7	$148.8
Accumulated benefit obligation	591.4	613.7	456.9	484.1	134.5	129.6
Fair value of plan assets	448.9	506.6	339.9	387.4	109.0	119.2
Following are the targeted and actual plan assets by category as of September 30 of each year for Laclede Gas:

	2015 Target	2015 Actual	2014 Target	2014 Actual
Growth Strategy
Equity markets	52.0%	48.4%	50.0%	51.2%
Debt securities	48.0%	50.1%	50.0%	48.7%
Other*	—%	1.5%	—%	0.1%
Total	100.0%	100.0%	100.0%	100.0%
* Other investments in 2015 and 2014 consist of cash equivalents.
Laclede Gas' investment policies are designed to maximize, to the extent possible, the funded status of the plan over time, and minimize volatility of funding and costs. The policy seeks to maximize investment returns consistent with these objectives and Laclede Gas' tolerance for risk. The duration of plan liabilities and the impact of potential changes in asset values on the funded status are fundamental considerations in the selection of plan assets. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with the policy. The policy seeks to avoid significant concentrations of risk by investing in a diversified portfolio of assets. Investments in corporate, US government and agencies, and, to a lesser extent, international debt securities seek to provide duration matching with plan liabilities, and typically have investment grade ratings and reflect allocations across various entities and industries. During 2012, exposures to additional asset types were added to the target portfolio: commodities, real estate and inflation-indexed securities. During 2015, the target portfolio was rebalanced to include a higher weighting for the growth (equity) component and a lower weighting to the liability-driven (debt) component. The investment policy permits the use of derivative instruments, which may be used to achieve the desired market exposure of an index, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation. The Growth Strategy utilizes a combination of derivative instruments and debt securities to achieve diversified exposure to equity and other markets while generating returns from the fixed-income investments and providing further duration matching with the liabilities. The assets acquired with the MGE pension plan include diversified funds that are equity-oriented and larger holdings of cash. These are being evaluated along with the liabilities of the MGE plan. Performance and compliance with the guidelines is regularly monitored. The policy calls for increased allocations to debt securities as the funded status improves.
Following are the targeted and actual plan assets by category as of September 30 of each year for Alagasco:

	2015 Target	2015 Actual	2014 Target	2014 Actual
Equity markets	60.0%	52.9%	46.0%	46.0%
Debt securities	29.0%	27.9%	33.0%	29.0%
Other*	11.0%	19.2%	21.0%	25.0%
Total	100.0%	100.0%	100.0%	100.0%
* Other investments in 2015 and 2014 include cash and cash equivalents, hedge funds, real estate, and all asset funds, which can invest in equities or fixed income.

Alagasco employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status, corporate financial condition and market conditions. Alagasco has developed an investment strategy that focuses on asset allocation, diversification and quality guidelines. The investment goals are to obtain an adequate level of return to meet future obligations of the plan by providing above average risk-adjusted returns with a risk exposure in the mid-range of comparable funds. Investment managers are retained Alagasco to manage separate pools of assets. Funds are allocated to such managers in order to achieve an appropriate, diversified, and balanced asset mix. Comparative market and peer group benchmarks are utilized to ensure that investment managers are performing satisfactorily.  Alagasco seeks to maintain an appropriate level of diversification to minimize the risk of large losses in a single asset class. Accordingly, plan assets for the pension plans and the postretirement health care and life insurance benefit plan do not have a concentration of assets in a single entity, industry, country, commodity or class of investment fund. During 2015, the target portfolio was rebalanced to include a higher weighting for the growth (equity) component and a lower weighting to the liability-driven (debt) component and the inflation hedging / cash (other) component.
Following are expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter for Laclede Group, Laclede Gas, and Alagasco:

	Laclede Group		Laclede Gas		Alagasco
	Pensions from Qualified Trust	Pensions from Company Funds	Pensions from Qualified Trust	Pensions from Laclede Gas Funds	Pensions from Qualified Trust
2016	$45.9	$0.5	$36.4	$0.5	$9.5
2017	45.7	0.6	35.7	0.6	10.0
2018	43.5	0.5	33.9	0.5	9.6
2019	44.9	0.4	35.0	0.4	9.9
2020	46.4	0.5	35.4	0.5	11.0
2021 – 2025	235.0	2.1	177.3	2.1	57.7
The funding policy of Laclede Gas is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Contributions to the pension plans in fiscal year 2016 are anticipated to be $26.0 into the qualified trusts, and $0.5 into the non-qualified plans.
The funding policy of Alagasco is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. There are no required contributions to the qualified pension plans during 2016. Additionally, it is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. During fiscal 2016 the Company may make additional discretionary contributions to the qualified pension plans depending on the amount and timing of employee retirements and market conditions.
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

Net periodic postretirement benefit costs consist of the following components:

Laclede Group	2015	2014*	2013
Service cost – benefits earned during the period	$12.8	$11.3	$10.2
Interest cost on accumulated postretirement benefit obligation	11.2	8.9	5.2
Expected return on plan assets	(13.2)	(7.3)	(4.5)
Amortization of prior other comprehensive loss	—	(0.2)	—
Amortization of transition obligation	—	—	0.1
Amortization of prior service credit	0.8	—	—
Amortization of actuarial loss	5.1	6.0	5.3
Subtotal	16.7	18.7	16.3
Regulatory adjustment	(11.0)	(9.6)	(6.8)
Net postretirement benefit cost	$5.7	$9.1	$9.5
	* Includes Alagasco.

Laclede Gas	2015	2014	2013
Service cost – benefits earned during the period	$12.3	$11.2	$10.2
Interest cost on accumulated postretirement benefit obligation	8.6	8.7	5.2
Expected return on plan assets	(8.1)	(6.8)	(4.5)
Amortization of transition obligation	—	—	0.1
Amortization of prior service credit	0.8	—	—
Amortization of actuarial loss	5.1	6.0	5.3
Subtotal	18.7	19.1	16.3
Regulatory adjustment	(9.2)	(9.6)	(6.8)
Net postretirement benefit cost	$9.5	$9.5	$9.5

Alagasco	2015	2014 *	2013 **
Service cost – benefits earned during the period	$0.5	$0.4	$1.7
Interest cost on accumulated postretirement benefit obligation	2.6	1.9	3.5
Expected return on plan assets	(5.1)	(3.6)	(5.0)
Amortization of transition obligation	—	—	1.3
Amortization of actuarial loss	—	(1.0)	(0.1)
Curtailment gain	—	—	(1.2)
Subtotal	(2.0)	(2.3)	0.2
Regulatory adjustment	(1.8)	(0.2)	—
Net postretirement benefit cost	$(3.8)	$(2.5)	$0.2
	* Nine months ended September 30
	** Year ended December 31

Other changes in plan assets and postretirement benefit obligations recognized in other comprehensive income include the following:

Laclede Group	2015	2014*	2013
Current year actuarial (gain) loss	$(8.5)	$(3.1)	$16.3
Amortization of actuarial loss	(5.1)	(6.0)	(5.3)
Amortization of prior service credit	(0.8)	2.5	—
Current year prior service credit	(4.9)	—	—
Amortization of transition obligation	—	—	(0.1)
Subtotal	(19.3)	(6.6)	10.9
Regulatory adjustment	19.3	6.6	(10.9)
Total recognized in other comprehensive income	$—	$—	$—
*Includes Alagasco.

Laclede Gas	2015	2014	2013
Current year actuarial (gain) loss	$(2.4)	$(4.2)	$16.3
Amortization of actuarial loss	(5.1)	(6.0)	(5.3)
Amortization of prior service credit	(0.8)	2.5	—
Current year prior service credit	(4.9)	—	—
Amortization of transition obligation	—	—	(0.1)
Subtotal	(13.2)	(7.7)	10.9
Regulatory adjustment	13.2	7.7	(10.9)
Total recognized in other comprehensive income	$—	$—	$—

Alagasco	2015	2014	2013
Current year actuarial (gain) loss	$(6.1)	$1.1	$(8.1)
Amortization of actuarial loss	—	—	0.6
Amortization of transition obligation	—	—	(0.3)
Subtotal	(6.1)	1.1	(7.8)
Regulatory adjustment	6.1	(1.1)	—
Total recognized in other comprehensive income	$—	$—	$(7.8)
Pursuant to a MoPSC Order, the return on plan assets is based on the market-related value of plan assets implemented prospectively over a four-year period. Gains and losses not yet includible in postretirement benefit cost are amortized only to the extent that such gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of plan assets. Such excess is amortized over the average remaining service life of active participants. The recovery in rates for Laclede Gas' postretirement benefit plans is based on an annual allowance of $9.5 effective January 1, 2011. The difference between these amounts and postretirement benefit cost based on the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Laclede Group		Laclede Gas		Alagasco
($ Millions)	2015	2014*	2015	2014	2015	2014 **
Benefit obligation, beginning of year	$258.5	$180.1	$197.9	$180.1	$60.6	$63.3
Service cost	12.8	11.3	12.3	11.2	0.5	0.4
Interest cost	11.2	8.9	8.6	8.7	2.6	1.9
Actuarial loss (gain)	(23.7)	1.2	(10.9)	2.2	(12.8)	4.3
Plan amendments	(4.9)	2.5	(4.9)	2.5	—	—
Energen divestiture	—	—	—	—	—	(5.6)
Alagasco acquisition	—	61.8	—	—	—	—
Retiree drug subsidy program	0.4	—	—	—	0.4	0.3
Gross benefits paid	(15.1)	(7.3)	(11.1)	(6.8)	(4.0)	(4.0)
Benefit obligation, end of year	$239.2	$258.5	$191.9	$197.9	$47.3	$60.6
	* Includes Alagasco.
	** Nine-month transition period ended September 30.
The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Laclede Group		Laclede Gas		Alagasco
	2015	2014*	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$222.5	$111.6	$137.2	$111.6	$85.3	$98.6
Actual return on plan assets	(2.0)	11.6	(0.4)	13.3	(1.6)	1.4
Employer contributions	17.9	19.1	17.9	19.1	—	0.3
Energen divestiture	—	—	—	—	—	(11.0)
Alagasco acquisition	—	87.5	—	—	—	—
Gross benefits paid	(15.1)	(7.3)	(11.1)	(6.8)	(4.0)	(4.0)
Fair value of plan assets, end of year	$223.3	$222.5	$143.6	$137.2	$79.7	$85.3
Funded status of plans, end of year	$(15.9)	$(36.0)	$(48.3)	$(60.7)	$32.4	$24.7
	* Includes Alagasco.
	** Nine-month transition period ended September 30.
The following table sets forth the amounts recognized in the balance sheets at September 30:

	Laclede Group		Laclede Gas		Alagasco
	2015	2014*	2015	2014	2015	2014
Noncurrent assets	$35.5	$25.0	$3.1	$0.3	$32.4	$24.7
Current liabilities	(0.3)	(0.3)	(0.3)	(0.3)	—	—
Noncurrent liabilities	(51.1)	(60.7)	(51.1)	(60.7)	—	—
Total	$(15.9)	$(36.0)	$(48.3)	$(60.7)	$32.4	$24.7
Pre-tax amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic postretirement benefit cost consist of:

	Laclede Group		Laclede Gas		Alagasco
	2015	2014*	2015	2014	2015	2014
Net actuarial loss	$40.8	$54.4	$45.8	$53.3	$(5.0)	$1.1
Prior service credit	(3.1)	2.5	(3.1)	2.5	—	—
Subtotal	37.7	56.9	42.7	55.8	(5.0)	1.1
Adjustments for amounts included in Regulatory Assets	$(37.7)	$(56.9)	$(42.7)	$(55.8)	$5.0	$(1.1)
Total	$—	$—	$—	$—	$—	$—

At September 30, 2015, the following pre-tax amounts are expected to be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2016:

	Laclede Group	Laclede Gas	Alagasco
Amortization of net actuarial loss	$3.7	$3.9	$(0.2)
Amortization of prior service cost	0.3	0.3	—
Subtotal	4.0	4.2	(0.2)
Regulatory adjustment	(4.0)	(4.2)	0.2
Total	$—	$—	$—
The assumptions used to calculate net periodic postretirement benefit costs for Laclede Gas are as follows:

	2015	2014	2013
Weighted average discount rate Laclede Gas plans	4.15%	4.60%	3.80%
Weighted average discount rate MGE plans	4.40%	4.95%	5.00%
Weighted average rate of future compensation increase (Laclede Gas and MGE Plans)	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets - Laclede Gas plans	6.25% / 7.75%	6.25% / 7.75%	7.75%
Expected long-term rate of return on plan assets - MGE plans	5.00%	3.75% / 5.75%	5.75%
The assumptions used to calculate net periodic postretirement benefit costs for Alagasco are as follows:

	2015	2014	2013
Weighted average discount rate	4.40%	4.25%	4.26%
Expected long-term rate of return on plan assets	4.75% / 7.50%	4.75% / 7.25%	7.00%
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
The assumptions used to calculate the accumulated postretirement benefit obligations for Laclede Gas are as follows:

	2015	2014
Weighted average discount rate - Laclede Gas plans	4.00%	4.15%
Weighted average discount rate - MGE Plans	4.30%	4.40%
Weighted average rate of future compensation increase	3.00%	3.00%
The assumptions used to calculate the accumulated postretirement benefit obligations for Alagasco are as follows:

	2015	2014
Weighted average discount rate	4.50%	4.40%
Weighted average rate of future compensation increase	n/a	n/a
The assumed medical cost trend rates at September 30 are as follows:

	2015	2014
Medical cost trend assumed for next year - Laclede Gas & MGE	7.00%	7.50%
Medical cost trend assumed for next year - Alagasco	7.00%	7.25%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2020	2020

The following table presents the effect of an assumed 1% change in the assumed medical cost trend rate:

	1% Increase	1% Decrease
Laclede Group
Effect on net periodic postretirement benefit cost	$1.6	$(1.5)
Effect on accumulated postretirement benefit obligation	9.2	(8.5)

Laclede Gas
Effect on net periodic postretirement benefit cost	$1.5	$(1.4)
Effect on accumulated postretirement benefit obligation	8.7	(8.0)

Alagasco
Effect on net periodic postretirement benefit cost	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	0.5	(0.5)
Following are the targeted and actual plan assets by category as of September 30 of each year for Laclede Gas:

	Target	2015 Actual	2014 Actual
Equity securities	60.0%	59.6%	59.0%
Debt securities	40.0%	39.7%	39.0%
Other	—%	0.7%	2.0%
Total	100.0%	100.0%	100.0%
Missouri state law provides for the recovery in rates of costs accrued pursuant to GAAP provided that such costs are funded through an independent, external funding mechanism. Laclede Gas established Voluntary Employees’ Beneficiary Association and Rabbi Trusts as its external funding mechanisms. Laclede Gas’ investment policy seeks to maximize investment returns consistent with Laclede Gas' tolerance for risk. Outside investment management specialists are utilized in each asset class. Such specialists are provided with guidelines, where appropriate, designed to ensure that the investment portfolio is managed in accordance with policy. Performance and compliance with the guidelines is regularly monitored. Laclede Gas' current investment policy targets an asset allocation of 60% to equity securities and 40% to debt securities, excluding cash held in short-term debt securities for the purpose of making benefit payments. Laclede Gas currently invests in a mutual fund which is rebalanced on an ongoing basis to the target allocation. The mutual fund is diversified across US stock and bond markets.
Following are the targeted and actual plan assets by category as of September 30 of each year for Alagasco:

	Target	2015 Actual	2014 Actual
Equity securities	60.0%	59.7%	60.0%
Debt securities	40.0%	40.3%	40.0%
Total	100.0%	100.0%	100.0%
Following are expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five years thereafter for Laclede Group, Laclede Gas, and Alagasco:

	Laclede Group		Laclede Gas		Alagasco
	Benefits from Qualified Trust	Benefits from Company Funds	Benefits from Qualified Trust	Benefits from Laclede Gas Funds	Benefits from Qualified Trust
2016	$15.1	$0.4	$12.3	$0.4	$2.8
2017	16.2	0.4	13.3	0.4	2.9
2018	17.5	0.4	14.6	0.4	2.9
2019	18.3	0.4	15.4	0.4	2.9
2020	19.2	0.4	16.3	0.4	2.9
2021 – 2025	104.9	2.3	90.4	2.3	14.5
Laclede Gas' funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. Contributions to the postretirement plans in fiscal year 2016 are anticipated to be $14.3 to the qualified trusts, and $0.4 paid directly to participants from Laclede Gas funds.

Alagasco's funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. In fiscal 2016 it is not anticipated that contributions will be made to the postretirement plans.
Other Plans
Laclede Gas and Alagasco sponsor 401(k) plans that cover substantially all employees. The plans allow employees to contribute a portion of their base pay in accordance with specific guidelines. Laclede Gas provides a match of such contributions within specific limits. The cost of the defined contribution plans of Laclede Gas amounted to $8.0, $6.7, and $5.0 for fiscal years 2015, 2014, and 2013, respectively. Alagasco also provides a match of employee contributions within specific limits. The cost of the defined contribution plans of Alagasco amounted to $3.0, $4.7, and $7.1 for the fiscal year 2015, the transition period ended September 30, 2014, and calendar year 2013, respectively.
Fair Value Measurements of Pension and Other Postretirement Plan Assets
Laclede Group
The table below categorizes the fair value measurements of the Laclede Group's pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2015
Cash and cash equivalents	$43.4	$0.2	$—	$43.6
Stock/bond mutual fund	46.4	74.6	9.6	130.6
Debt Securities
US bond mutual funds	—	9.3	—	9.3
US government	58.7	—	—	58.7
US corporate	123.7	42.9	—	166.6
US municipal	—	5.9	—	5.9
International	—	31.3	—	31.3
Derivative instruments (a)	—	2.9	—	2.9
Total	$272.2	$167.1	$9.6	$448.9

As of September 30, 2014
Cash and cash equivalents	$8.6	$1.6	$—	$10.2
Stock/bond mutual fund	54.2	74.7	9.3	138.2
Debt Securities
US bond mutual funds	73.6	—	—	73.6
US government	—	64.5	—	64.5
US corporate	—	164.0	—	164.0
US municipal	—	8.2	—	8.2
International	—	35.5	—	35.5
Derivative instruments (b)	—	(1.0)	—	(1.0)
Other	—	13.4	—	13.4
Total	$136.4	$360.9	$9.3	$506.6

(a)	Cash collateral of $8.3 net of derivative liabilities of $5.4.

(b)	Derivative assets of $2.9 net of cash margin payable of $3.9.

The table below categorizes the fair value measurements of Laclede Group's postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2015
Cash and cash equivalents	$1.6	$—	$—	$1.6
US stock/bond mutual fund	115.5	92.8	—	208.3
International fund	—	13.4	—	13.4
Total	$117.1	$106.2	$—	$223.3

As of September 30, 2014
Cash and cash equivalents	$2.3	$—	$—	$2.3
US stock/bond mutual fund	213.0	—	—	213.0
International fund	7.2	—	—	7.2
Total	$222.5	$—	$—	$222.5
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
Laclede Gas
The table below categorizes the fair value measurements of Laclede Gas' pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2015
Cash and cash equivalents	$31.8	$—	$—	$31.8
Stock/bond mutual fund	—	67.6	0.1	67.7
Debt Securities
US government	37.7	—	—	37.7
US corporate	123.7	42.9	—	166.6
US municipal	—	5.9	—	5.9
International	—	27.3	—	27.3
Derivative instruments (a)	—	2.9	—	2.9
Total	$193.2	$146.6	$0.1	$339.9

As of September 30, 2014
Cash and cash equivalents	$8.3	$—	$—	$8.3
Stock/bond mutual fund	—	39.2	9.3	48.5
Debt Securities
US bond mutual funds	73.6	—	—	73.6
US government	—	60.5	—	60.5
US corporate	—	154.5	—	154.5
US municipal	—	8.2	—	8.2
International	—	34.8	—	34.8
Derivative instruments (b)	—	(1.0)	—	(1.0)
Total	$81.9	$296.2	$9.3	$387.4

(a)	Cash collateral of $8.3 net of derivative liabilities of $5.4.

(b)	Derivative assets of $2.9 net of cash margin payable of $3.9.

The table below categorizes the fair value measurements of Laclede Gas' postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2015
Cash and cash equivalents	$1.6	$—	$—	$1.6
US stock/bond mutual fund	115.5	26.5	—	142.0
Total	$117.1	$26.5	$—	$143.6

As of September 30, 2014
Cash and cash equivalents	$2.3	$—	$—	$2.3
US stock/bond mutual fund	134.9	—	—	134.9
Total	$137.2	$—	$—	$137.2
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
Alagasco
The table below categorizes the fair value measurements of Alagasco's pension plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2015
Cash and cash equivalents	$11.6	$0.2	$—	$11.8
Stock/bond mutual fund	46.4	7.0	9.5	62.9
Debt Securities
US bond mutual funds	—	9.3	—	9.3
US government	—	21.0	—	21.0
International	—	4.0	—	4.0
Derivative instruments (a)	—	—	—	—
Total	$58.0	$41.5	$9.5	$109.0

As of September 30, 2014
Cash and cash equivalents	$0.3	$1.6	$—	$1.9
Stock/bond mutual fund	54.2	35.5	—	89.7
Debt Securities
US government	—	4.0	—	4.0
US corporate		9.5	—	9.5
International		0.7	—	0.7
Other	—	13.4	—	13.4
Total	$54.5	$64.7	$—	$119.2

The table below categorizes the fair value measurements of Alagasco's postretirement plan assets:

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2015
US stock/bond mutual fund	$—	$66.3	$—	$66.3
International Fund	—	13.4	—	13.4
Total	$—	$79.7	$—	$79.7

As of September 30, 2014
Cash and cash equivalents	$0.1	$—	$—	$0.1
US stock/bond mutual fund	43.6	34.4	—	78.0
International Fund	7.2	—	—	7.2
Total	$50.9	$34.4	$—	$85.3
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
14.    INFORMATION BY OPERATING SEGMENT
Laclede Group
The Company has two key operating segments: Gas Utility and Gas Marketing. The Gas Utility segment is the aggregation of the regulated operations of the Utilities. The Gas Marketing segment includes the results of LER, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, and LER Storage Services, Inc., which utilizes natural gas storage contracts for providing natural gas sales. Other includes:

•	unallocated corporate items, including certain debt and associated interest costs,

•	Laclede Pipeline Company, a subsidiary of Laclede Group which operates a propane pipeline under Federal Energy Regulatory Commission (FERC) jurisdiction, and

•
Laclede Group’s subsidiaries that are engaged in compression of natural gas, oil production, real estate development, risk management, and financial investments in other enterprises, among other activities. All subsidiaries are wholly owned.

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Laclede Gas to LER, propane storage services provided by Laclede Gas to Laclede Pipeline Company, sales of natural gas from LER to Laclede Gas, and propane transportation services provided by Laclede Pipeline Company to Laclede Gas.
Management evaluates the performance of the operating segments based on the computation of net economic earnings. Net economic earnings exclude from reported net income the after-tax impacts of net unrealized gains and losses and other timing differences associated with energy-related transactions. Net economic earnings also exclude the after-tax impacts related to acquisition, divestiture, and restructuring activities.

	Gas Utility	Gas Marketing		Other		Eliminations	Consolidated
2015
Revenues from external customers	$1,891.8	$82.9		$1.7		$—	$1,976.4
Intersegment revenues	4.0	70.5		2.0		(76.5)	—
Total Operating Revenues	1,895.8	153.4		3.7		(76.5)	1,976.4
Operating Expenses
Gas Utility
Natural and propane gas	957.6	—		—		(75.2)	882.4
Other operation and maintenance	391.6	—		—		(1.0)	390.6
Depreciation and amortization	129.9	—		—		—	129.9
Taxes, other than income taxes	142.1	—		—		—	142.1
Total Gas Utility Operating Expenses	1,621.2	—		—		(76.2)	1,545.0
Gas Marketing and Other	—	146.6	(a)	12.6	(b)	(0.3)	158.9
Total Operating Expenses	1,621.2	146.6		12.6		(76.5)	1,703.9
Operating Income (Loss)	274.6	6.8		(8.9)		—	272.5
Net Economic Earnings (Loss)	150.4	4.2		(16.3)		—	138.3
Capital Expenditures	284.4	—		5.4		—	289.8

	Gas Utility	Gas Marketing		Other		Eliminations	Consolidated
2014
Revenues from external customers	$1,462.6	$162.6		$2.0		$—	$1,627.2
Intersegment revenues	5.2	84.0		1.8		(91.0)	—
Total Operating Revenues	1,467.8	246.6		3.8		(91.0)	1,627.2
Operating Expenses
Gas Utility
Natural and propane gas	821.8	—		—		(90.1)	731.7
Other operation and maintenance	288.7	—		—		(0.9)	287.8
Depreciation and amortization	82.4	—		—		—	82.4
Taxes, other than income taxes	112.0	—		—		—	112.0
Total Gas Utility Operating Expenses	1,304.9	—		—		(91.0)	1,213.9
Gas Marketing and Other	—	226.4	(a)	20.5	(b)	—	246.9
Total Operating Expenses	1,304.9	226.4		20.5		(91.0)	1,460.8
Operating Income (Loss)	162.9	20.2		(16.7)		—	166.4
Net Economic Earnings (Loss)	92.8	10.2		(2.9)		—	100.1
Capital Expenditures	168.6	—		2.4		—	171.0

	Gas Utility	Gas Marketing		Other		Eliminations	Consolidated
2013
Revenues from external customers	$847.2	$165.1		$4.7		$—	$1,017.0
Intersegment revenues	10.6	24.3		1.5		(36.4)	—
Total Operating Revenues	857.8	189.4		6.2		(36.4)	1,017.0
Operating Expenses
Gas Utility
Natural and propane gas	469.1	—		—		(35.7)	433.4
Other operation and maintenance	180.7	—		—		(0.4)	180.3
Depreciation and amortization	48.3	—		—		—	48.3
Taxes, other than income taxes	60.1	—		—		—	60.1
Total Gas Utility Operating Expenses	758.2	—		—		(36.1)	722.1
Gas Marketing and Other	—	176.6	(a)	22.1	(b)	(0.3)	198.4
Total Operating Expenses	758.2	176.6		22.1		(36.4)	920.5
Operating Income (Loss)	99.6	12.8		(15.9)		—	96.5
Net Economic Earnings (Loss)	56.6	8.9		(0.5)		—	65.0
Capital Expenditures	128.5	—		2.3		—	130.8

(a)	Depreciation and amortization for Gas Marketing are included in Gas Marketing Expenses on the Consolidated Statements of Income ($0.3 for 2015, $0.4 for 2014, and $0.3 for 2013).

(b)	Depreciation, amortization, and accretion for Other are included in the Other Operating Expenses on the Consolidated Statements of Income ($0.6 for 2015, $0.5 for 2014, and $0.6 for 2013).

Total Assets	2015	2014	2013
Gas Utility	$4,686.2	$4,520.0	$2,981.0
Gas Marketing	160.6	156.7	163.9
Other	1,560.2	1,575.7	115.6
Eliminations	(1,116.8)	(1,178.4)	(135.1)
Total Assets	$5,290.2	$5,074.0	$3,125.4

Reconciliation of Consolidated Net Income to Consolidated Net Economic Earnings	2015	2014	2013
Net Income (GAAP)	$136.9	$84.6	$52.8
Unrealized loss (gain) on energy-related derivatives	(1.8)	(0.9)	0.5
Lower of cost or market inventory adjustments	0.3	(0.7)	0.9
Realized (gain) loss on economic hedges prior to the sale of the physical commodity	1.5	(0.2)	—
Acquisition, divestiture and restructuring activities	6.1	17.3	10.8
Gain on sale of property	(4.7)	—	—
Net Economic Earnings (Non-GAAP)	$138.3	$100.1	$65.0

15.	REGULATORY MATTERS
Laclede Gas and Alagasco account for regulated operations in accordance with ASC Topic 980, "Regulated Operations." This Topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. Also, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities).

The following regulatory assets and regulatory liabilities were reflected in the Balance Sheets as of September 30, 2015 and 2014. Unamortized Purchased Gas Adjustments are also included below, which are reported separately in the current assets and liabilities sections of each balance sheet.

	Laclede Group		Laclede Gas		Alagasco
	2015	2014	2015	2014	2015	2014
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$22.0	$21.4	$15.5	$15.0	$6.5	$6.4
Unamortized purchased gas adjustments	12.9	54.0	12.9	54.0	—	—
Other	5.6	5.4	0.7	3.0	4.9	2.4
Total Current Regulatory Assets	40.5	80.8	29.1	72.0	11.4	8.8
Noncurrent:
Future income taxes due from customers	134.5	117.0	134.5	117.0	—	—
Pension and postretirement benefit costs	448.7	431.5	368.0	365.4	80.7	66.1
Cost of removal	78.9	21.2	—	—	78.9	21.2
Purchased gas costs	24.1	4.3	24.1	4.3	—	—
Energy efficiency	22.3	18.9	22.3	18.9	—	—
Other	29.1	21.4	24.7	18.1	4.0	3.3
Total Noncurrent Regulatory Assets	737.6	614.3	573.6	523.7	163.6	90.6
Total Regulatory Assets	$778.1	$695.1	$602.7	$595.7	$175.0	$99.4

Regulatory Liabilities:
Current:
RSE adjustment	12.2	19.8	—	—	12.2	19.8
Unbilled service margin	6.4	5.2	—	—	6.4	5.2
Refundable negative salvage	10.8	13.4	—	—	10.8	13.4
Unamortized purchased gas adjustments	28.2	22.4	—	—	28.2	22.4
Other	3.0	2.9	0.6	0.6	2.4	2.3
Total Current Regulatory Liabilities	60.6	63.7	0.6	0.6	60.0	63.1
Noncurrent:
Postretirement liabilities	28.9	26.2	—	—	28.9	26.2
Refundable negative salvage	16.2	26.8	—	—	16.2	26.8
Accrued cost of removal	58.7	60.5	58.7	60.5	—	—
Other	15.5	12.3	11.9	11.6	3.6	0.7
Total Noncurrent Regulatory Liabilities	119.3	125.8	70.6	72.1	48.7	53.7
Total Regulatory Liabilities	179.9	189.5	71.2	72.7	108.7	116.8
Regulatory assets are expected to be recovered in rates charged to customers.
A portion of the Company's regulatory assets are not earning a return and are shown in the schedule below:

	Laclede Group		Laclede Gas
	2015	2014	2015	2014
Regulatory Assets Not Earning a Return:
Future income taxes due from customers	$134.5	$117.0	$134.5	$117.0
Pension and postretirement benefit costs	223.7	240.9	223.7	240.9
Other	14.2	16.0	14.2	16.0
Total Regulatory Assets Not Earning a Return	$372.4	$373.9	$372.4	$373.9
All of Alagasco's regulatory assets currently earn a return.
These regulatory assets are expected to be recovered from customers in future rates. Excluding deferred income taxes and purchased gas adjustment items, as of September 30, 2015 and 2014, approximately $372.4 and $373.9, respectively, of regulatory assets were not earning a rate of return. The Company expects these items to be recovered over a period not to exceed 15 years consistent with precedent set by the MoPSC. The portion of the regulatory asset related to pensions and other postemployment benefits that relates to unfunded differences between the projected benefit obligation and plan assets also does not earn a rate of return.

As authorized by the MoPSC, Laclede Gas discontinued deferring certain costs for future recovery, as expenses associated with those specific areas were included in approved rates effective December 27, 1999. Previously deferred costs of $10.5 were recovered and amortized on a straight-line basis over a fifteen-year period ended in December 2014, without return on investment.
Laclede Gas
On April 17, 2015, Laclede Gas filed to increase its Infrastructure System Replacement Surcharge (ISRS) revenues by $5.5 in its Laclede Gas' eastern Missouri service territory and by $2.9 in its MGE service territory, to recover the cost of gas safety replacement investments and public improvement projects over six months from September 2014 through February 2015. Effective May 22, 2015, the MoPSC approved an increase to the ISRS tariffs in the amounts of $5.4 for Laclede Gas' eastern Missouri service territory and $2.8 for MGE's service territory.
On August 3, 2015, Laclede Gas filed applications to increase its ISRS revenues by $4.3 in its Laclede Gas eastern Missouri service territory and by $1.8 in its MGE service territory, to recover the cost of replacement investments related to gas safety and public improvement projects over six months from March through August 2015. On November 12, 2015, the MoPSC approved an incremental ISRS amount of $4.4 for Laclede Gas' eastern Missouri service territory and $1.9 for MGE, effective December 1, 2015, bringing total annualized ISRS revenue to $19.6 for Laclede Gas' eastern Missouri service territory and $6.7 for MGE's service territory.
Alagasco
Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current RSE order has a term extending beyond September 30, 2018, unless the APSC enters an order to the contrary in a manner consistent with law. In the event of unforeseen circumstances, whether physical or economic, of the nature of force majeure and including a change in control, the APSC and Alagasco will consult in good faith with respect to modifications, if any. Effective January 1, 2014, Alagasco’s allowed range of return on average common equity is 10.5% to 10.95% with an adjusting point of 10.8%. The previous allowed range of return on average common equity was 13.15% to 13.65% through December 31, 2013. Alagasco is eligible to receive a performance-based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues.
The inflation-based Cost Control Mechanism (CCM), established by the APSC, allows for annual increases to operations and maintenance (O&M) expense. The CCM range is Alagasco’s 2007 actual rate year O&M expense (Base Year) inflation-adjusted using an index range equal to the June Consumer Price Index For All Urban Consumers each rate year plus or minus 1.75%. If rate year O&M expense falls within this index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent that rate year O&M is less than the index range, Alagasco benefits by one-half of the difference through future rate adjustments. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. Benefit for fiscal 2015 was $4.9 and $2.4 for 2014.
Alagasco’s rate schedules for natural gas distribution charges contain a GSA rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, which is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment.
The APSC approved an Enhanced Stability Reserve (ESR) in 1998, which was subsequently modified and expanded in 2010. As currently approved, the ESR provides deferred treatment and recovery for the following: (1) extraordinary O&M expenses related to environmental response costs; (2) extraordinary O&M expenses related to self-insurance costs that exceed $1 million per occurrence; (3) extraordinary O&M expenses, other than environmental response costs and self-insurance costs, resulting from a single force majeure event or multiple force majeure events greater than $0.3 and $0.4, respectively, during a rate year; and (4) negative individual large commercial and industrial customer budget revenue variances that exceed $0.4 during a rate year. Charges to the ESR are subject to certain limitations which may disallow deferred treatment and which prescribe the timing of recovery. Funding to the ESR is provided as a reduction to the refundable negative salvage balance over its nine-year term beginning December 1, 2010. Subsequent to the nine-year period and subject to APSC authorization, Alagasco expects to be able to recover underfunded ESR balances over a five-year amortization period with an annual limitation of $0.7. Amounts in excess of this limitation are deferred for recovery in future years.

16.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through 2021, for the storage, transportation, and supply of natural gas. Minimum payments required by the Company under the contracts in place at September 30, 2015 are estimated at $1,369.3. Minimum payments required for Laclede Gas and Alagasco under the contracts are estimated at $600.8 and $476.9, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Missouri Utilities recover their costs from customers in accordance with their PGA clause and Alagasco recovers its cost through its GSA rider.
Alagasco's long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $476.9 through August 2020. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 110 Bcf through August 2020.
Laclede Pipeline Company (Pipeline), a 100% owned subsidiary of Laclede Group, is providing liquid propane transportation service to Laclede Gas pursuant to an approved FERC tariff and a contractual arrangement between Pipeline and Laclede Gas. In accordance with the terms of that agreement, Laclede Gas is obligated to pay Pipeline approximately $1.0 annually, at current rates. The agreement renews at the end of each contract year, unless terminated by either party upon provision of at least six months’ notice.
Leases and Guarantees
The lease agreement covering the primary office space of Laclede Group and its Missouri Utilities extends through February 2025. The aggregate rental expense for fiscal years 2015, 2014, and 2013 was approximately $2.8, $1.0, and $1.0, respectively. The annual rental payment is anticipated to be approximately $3.8 through fiscal year 2016. The lease agreement covering the primary office space of Alagasco extends through February 2018. Alagasco has an operating lease for additional office space that extends to January 31, 2024. Alagasco has subleased all of this office space to Energen pursuant to a sublease that expires on December 31, 2019 with an option to extend through January 31, 2024.
Laclede Gas has entered into various operating lease agreements for the rental of vehicles and power operated equipment. The rental costs will be approximately $2.2 in fiscal year 2016, $2.5 in fiscal year 2017, and $0.1 in fiscal year 2018. Laclede Gas and LER have other relatively minor rental arrangements that provide for minimum rental payments.
A consolidated subsidiary is a general partner in an unconsolidated partnership that invests in real estate partnerships. The subsidiary and third parties are jointly and severally liable for the payment of mortgage loans in the aggregate outstanding amount of approximately $1.5 incurred in connection with various real estate ventures. Laclede Group has no reason to believe that the other principal liable parties will not be able to meet their proportionate share of these obligations. Laclede Group further believes that the asset values of the real estate properties are sufficient to support these mortgage loans.
Contingencies
The Company and Utilities account for environmental liabilities and other contingencies in accordance with accounting standards under the loss contingency guidance of ASC Topic 450, "Contingencies," when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
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
In the natural gas industry, many gas distribution companies like Laclede Gas have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. At this time, Laclede Gas has identified three former manufactured gas plant (MGP) sites in eastern Missouri where costs have been incurred and claims have been asserted: one in Shrewsbury, Missouri and two in the City of St. Louis, Missouri. Laclede Gas has enrolled the two sites in the City of St. Louis in the Missouri Department of Natural Resources Brownfields/Voluntary Cleanup Program (BVCP). In Laclede Gas' western service area, MGE has enrolled all of its owned former manufactured gas plant sites in the BVCP.

With regard to the former MGP site located in Shrewsbury, Missouri, Laclede Gas and state and federal environmental regulators agreed upon certain remedial actions to a portion of the site in a 1999 Administrative Order on Consent (AOC), which actions have been completed. On September 22, 2008, Environmental Protection Agency (EPA) Region VII issued a letter of Termination and Satisfaction terminating the AOC. However, if after this termination of the AOC, regulators require additional remedial actions, or additional claims are asserted, Laclede Gas may incur additional costs.
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
Laclede Gas has not owned the other site located in the City of St. Louis for many years. In a letter dated June 29, 2011, the Attorney General for the state of Missouri informed Laclede Gas that the Missouri Department of Natural Resources had completed an investigation of the site. The Attorney General requested that Laclede Gas participate in the follow up investigations of the site. In a letter dated January 10, 2012, Laclede Gas stated that it would participate in future environmental response activities at the site in conjunction with other potentially responsible parties that are willing to contribute to such efforts in a meaningful and equitable fashion. Accordingly, Laclede Gas entered into a cost sharing agreement for remedial investigation with other potentially responsible parties. Pending Missouri Department of Natural Resources approval which has not occurred as of the date of filing, the remedial investigation of the site will begin.
Laclede Gas has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with the MGP sites. While some of the insurers have denied coverage and reserved their rights, Laclede Gas continues to discuss potential reimbursements with them.
On March 10, 2015, Laclede Gas received a Section 104(e) information request from EPA Region VII regarding the former Thompson Chemical/Superior Solvents site in St. Louis, Missouri. In turn, Laclede Gas issued a Freedom of Information Act (FOIA) request to the EPA on April 3, 2015, in an effort to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015 and a response was provided to the EPA on August 15, 2015.
MGE has seven owned MGP sites enrolled in the BVCP, including Joplin MGP #1, St. Joseph MGP #1, Kansas City Coal Gas Station B, Kansas City Station A Railroad area, Kansas City Coal Gas Station A North, Kansas City Coal Gas Station A South, and Independence MGP #2. Source removal has been conducted at all of the owned sites since 2003 with the exception of Joplin, which is in the early stages of site analysis and characterization. Remediation efforts at these sites are at various stages of completion, ranging from groundwater monitoring and sampling following source removal activities to early site characterization in Joplin. As part of its participation in the BVCP, MGE communicates regularly with the Missouri Department of Natural Resources with respect to its remediation efforts and monitoring activities at these sites. On May 11, 2015, Missouri Department of Natural Resources approved the next phase of investigation at the Kansas City Station A North and Railroad area.
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
In 2013, Laclede Gas retained an outside consultant to conduct probabilistic cost modeling of 19 former MGP sites owned or operated by Laclede Gas in eastern Missouri or MGE in western Missouri. The purpose of this analysis was to develop an estimated range of probabilistic future liability for each site. That analysis, completed in August 2014, provided a range of demonstrated possible future expenditures to investigate, monitor and remediate all 19 MGP sites. Laclede Gas has recorded its best estimate of the probable expenditures that relate to these matters. The amount is not material.
Costs associated with environmental remediation activities are accrued when such costs are probable and reasonably estimable. To the extent such costs (less any amounts received from insurance proceeds or as contributions from other potentially responsible parties (PRP)), are incurred prior to a rate case, Laclede Gas would request from the MoPSC authority to defer such costs and collect them in the next rate case. Laclede Gas and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial condition or results of operations.
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
Alagasco is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. As of 9/30/2015, Alagasco does not foresee a probable or reasonably estimable loss associated with these nine sites. Alagasco and the Company do not expect potential liabilities that may arise from remediating these sites to have a material impact on their future financial conditions or results of operations.
In 2012, Alagasco responded to an EPA Request for Information Pursuant to Section 104 of the Comprehensive Environment Response, Compensation, and Liability Act (CERCLA) relating to the 35th Avenue Superfund Site located in North Birmingham, Jefferson County, Alabama in which Alagasco was identified as a Potentially Responsible Party (“PRP”) under CERCLA for the cleanup of the Site or costs the EPA incurs in cleaning up the site. At this point, Alagasco has not been provided information that would allow it to determine the extent, if any, of its potential liability with respect to the 35th Avenue Superfund Site and vigorously denies its inclusion as a PRP.
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
Laclede Group
In addition to matters noted above, the Company, Laclede Gas and Alagasco are involved in other litigation, claims, and investigations arising in the normal course of business. Management, after discussion with counsel, believes that the final outcome will not have a material effect on the consolidated statements of income, balance sheets, and statements of cash flows of the Company, Laclede Gas or Alagasco.
17.    INTERIM FINANCIAL INFORMATION (UNAUDITED)
Laclede Group
In the opinion of Laclede Group, the quarterly information presented below for fiscal years 2015 and 2014 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in consolidated operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas and Alagasco.

Three Months Ended	December 31	March 31	June 30	September 30
Fiscal Year 2015
Total Operating Revenues	$619.6	$877.4	$275.2	$204.2
Operating Income (Loss)	87.3	157.7	36.0	(8.5)
Net Income (Loss)	47.1	94.4	14.1	(18.7)
Basic Earnings (Loss) Per Share of Common Stock	$1.09	$2.18	$0.32	$(0.43)
Diluted Earnings (Loss) Per Share of Common Stock	$1.09	$2.18	$0.32	$(0.43)

Three Months Ended	December 31	March 31	June 30	September 30
Fiscal Year 2014
Total Operating Revenues	$468.6	$694.5	$241.8	$222.3
Operating Income	62.9	87.2	24.7	(8.4)
Net Income (Loss)	35.6	52.2	11.7	(14.9)
Basic Earnings (Loss) Per Share of Common Stock	$1.09	$1.59	$0.34	$(0.35)
Diluted Earnings (Loss) Per Share of Common Stock	$1.09	$1.59	$0.33	$(0.35)
All quarters of 2015 include the results of the operations of Alagasco. Further, all quarters of 2015 reflect costs relating to the integration of both Alagasco and MGE, as well as interest expense associated with the debt issued in 2014 to fund the Alagasco acquisition.
All quarters of 2014 reflect transaction costs incurred associated with the acquisition of Alagasco and the integration of MGE. The fourth quarter of 2014 includes one month of activity of the operations of Alagasco.
Laclede Gas
In the opinion of Laclede Gas, the quarterly information presented below for fiscal years 2015 and 2014 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Laclede Gas.

Three Months Ended	December 31	March 31	June 30	September 30
Fiscal Year 2015
Total Operating Revenues	$462.4	$615.7	$187.5	$151.0
Operating Income	64.8	80.6	34.5	5.5
Net Income (Loss)	39.0	49.9	20.0	(3.6)

Three Months Ended	December 31	March 31	June 30	September 30
Fiscal Year 2014
Total Operating Revenues	$435.2	$638.8	$214.2	$160.0
Operating Income (Loss)	62.3	74.5	22.5	7.1
Net Income (Loss)	35.3	44.2	12.0	(1.4)

Alagasco
In the opinion of Alagasco, the quarterly information presented below for fiscal years 2015 and 2014 includes all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of operations for such periods. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of the business of Alagasco.

Three Months Ended	December 31	March 31	June 30	September 30
Fiscal Year 2015
Total Operating Revenues	$120.0	$233.3	$73.7	$52.2
Operating Income	20.4	77.4	3.9	(12.5)
Net Income (Loss)	10.6	46.3	0.7	(9.6)

Three Months Ended	December 31	March 31	June 30	September 30
Fiscal Year 2014
Total Operating Revenues	$142.8	$263.9	$93.8	$59.5
Operating Income (Loss)	34.8	72.4	1.8	(12.0)
Net Income (Loss)	19.8	43.1	(0.6)	(9.4)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Laclede Group
There have been no changes in and disagreements on accounting and financial disclosure with Laclede Group’s outside auditors that are required to be disclosed.
Laclede Gas
There have been no changes in and disagreements on accounting and financial disclosure with Laclede Gas’ outside auditors that are required to be disclosed.
Alagasco
There have been no disagreements on accounting and financial disclosure with Alagasco’s outside auditors that are required to be disclosed.
ITEM 9A. CONTROLS AND PROCEDURES
Laclede Group
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
Change in Internal Control over Financial Reporting
During our fourth fiscal quarter we converted our MGE customers onto the existing Laclede Gas customer care and billing application. This conversion and related changes to processes have changed our internal control over customer billing and financial reporting.
Other than the system conversion described above, there were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Laclede Gas
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
Changes in Internal Control over Financial Reporting
During our fourth fiscal quarter we converted our MGE customers onto the Laclede Gas customer care and billing application. This conversion and related changes to processes have changed our internal control over customer billing and financial reporting.
Other than the system conversion discussed above, there were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Alagasco
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Management Reports on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included under Item 8, pages 49 through 54.
ITEM 9B. OTHER INFORMATION
None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 18, 2015 (2015 proxy statement);

•	our executive officers are reported in Part I of this Form 10-K;

•
compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion in our 2015 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”;

•	our Financial Code of Ethics is posted on our website, www.TheLacledeGroup.com, in the Corporate Governance section under Governance Documents; and

•
our audit committee, our audit committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2015 proxy statement under the heading “Corporate Governance.”

In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters for our audit, compensation and corporate governance committees are available on our website, and a copy will be sent to any shareholder upon written request.
ITEM 11. EXECUTIVE COMPENSATION
Information about director and executive compensation is incorporated by reference from the discussion in our 2015 proxy statement under the headings: “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” The 2015 proxy statement also includes the “Compensation Committee Report,” which is deemed furnished and not filed.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion in our 2015 proxy statement under “Beneficial Ownership of Laclede Group Common Stock.”
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	536,374	$33.65	967,555
Equity compensation plans not approved by security holders	—	—	—
Total	536,374	33.65	967,555

(1)
Reflects the Company’s 2015 and 2006 Equity Incentive Plans. Included in column (a) are 507,874 non-vested restricted stock units issued under the Equity Incentive Plan for which the weighted average exercise price in column (b) does not take into account.

Information regarding the above referenced plans is set forth in Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information about:

•	our policy and procedures for related party transactions and

•	the independence of our directors
is included in our 2015 proxy statement under “Corporate Governance” and is incorporated by reference. There were no related party transactions in fiscal year 2015.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2015 proxy statement under “Fees of Independent Registered Public Accountant” and “Corporate Governance,” respectively.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

	2.	Exhibits
		Incorporated herein by reference to Exhibit Index, page 145.

(b)		Incorporated herein by reference to Exhibit Index, page 145.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LACLEDE GROUP, INC.

November 24, 2015	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 24, 2015	/s/ Suzanne Sitherwood	Director, President, and Chief Executive Officer
	Suzanne Sitherwood	(Principal Executive Officer)

November 24, 2015	/s/ Steven P. Rasche	Executive Vice President and Chief Financial Officer
	Steven P. Rasche	(Principal Finance and Accounting Officer)

November 24, 2015	/s/ Edward L. Glotzbach	Chairman of the Board
Edward L. Glotzbach

November 24, 2015	/s/ Mark A. Borer	Director
Mark A. Borer

November 24, 2015	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 24, 2015	/s/ Anthony V. Leness	Director
Anthony V. Leness

November 24, 2015	/s/ W. Stephen Maritz	Director
W. Stephen Maritz

November 24, 2015	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 24, 2015	/s/ John P. Stupp, Jr.	Director
John P. Stupp, Jr.

November 24, 2015	/s/ Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LACLEDE GAS COMPANY

Dated:	November 24, 2015	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 24, 2015	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 24, 2015	/s/ Steven P. Rasche	Director and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 24, 2015	/s/ Steven L. Lindsey	Director, Chief Executive Officer and President
	Steven L. Lindsey	(Principal Executive Officer)

November 24, 2015	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 24, 2015	/s/ L. C. Dowdy	Director
L. C. Dowdy

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALABAMA GAS CORPORATION

Dated:	November 24, 2015	/s/ Steven P. Rasche
Steven P. Rasche
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 24, 2015	/s/ Suzanne Sitherwood	Chairman of the Board
Suzanne Sitherwood

November 24, 2015	/s/ Steven P. Rasche	Director and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 24, 2015	/s/ Steven L. Lindsey	Director and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 24, 2015	/s/ Mark C. Darrell	Director
Mark C. Darrell

November 24, 2015	/s/ L. C. Dowdy	Director
L. C. Dowdy

EXHIBIT INDEX

Exhibit Number
2.01*	Agreement and Plan of Merger and Reorganization; filed as Appendix A to proxy statement/prospectus contained in the Company's Registration Statement on Form S-4 filed October 27, 2000, No. 333-48794.
3.01*	The Company's Articles of Incorporation, as amended; filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 26, 2006.
3.02*	The Company's Bylaws, as amended, effective as of August 1, 2015; filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 31, 2015.
3.03*	Laclede Gas' Restated Articles of Incorporation as amended March 8, 2013; filed as Exhibit 3.1 to Laclede Gas' Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2013.
3.04*	Amended and Restated Bylaws of Laclede Gas, effective as of August 1, 2015; filed as Exhibit 3.2 to Laclede Gas' Current Report on Form 8-K filed July 31, 2015.
3.05*
Articles of Amendment and Restatement of the Articles of Incorporation of Alagasco, dated September 27, 1995, which was filed as Exhibit 3(i) to Alagasco's Annual Report on Form 10-K for the year ended September 30, 1995

3.06*	Bylaws of Alagasco (as amended September 2, 2014); filed as Exhibit 3(b) to Alagasco's Annual Report on Form 10-KT for the fiscal year ended September 30, 2014.
4.01*	Mortgage and Deed of Trust, dated as of February 1, 1945; filed as Exhibit 7-A to registration statement No. 2-5586.
4.02*	Fourteenth Supplemental Indenture, dated as of October 26, 1976; filed as Exhibit b-4 to registration statement No. 2-64857 filed June 26, 1979.
4.03*
Twenty-Fourth Supplemental Indenture dated as of June 1, 1999, between Laclede Gas and State Street Bank and Trust Company of Missouri, N.A., as trustee; filed as Exhibit 4.01 to Laclede Gas' Current Report on Form 8-K filed June 4, 1999.

4.04*
Twenty-Fifth Supplemental Indenture dated as of September 15, 2000, between Laclede Gas and State Street Bank and Trust Company of Missouri, as trustee; filed as Exhibit 4.01 to Laclede Gas' Current Report on Form 8-K filed September 27, 2000.

4.05*
Twenty-Seventh Supplemental Indenture dated as of April 15, 2004, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.01 to Laclede Gas' Current Report on Form 8-K filed April 28, 2004.

4.06*
Twenty-Eighth Supplemental Indenture dated as of April 15, 2004, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.02 to Laclede Gas' Current Report on Form 8-K filed April 28, 2004.

4.07*
Twenty-Ninth Supplemental Indenture dated as of June 1, 2006, between Laclede Gas and UMB Bank and Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas' Current Report on Form 8-K filed June 9, 2006.

4.08*
Thirty-First Supplemental Indenture, dated as of March 15, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2013.

4.09*
Thirty-Second Supplemental indenture, dated as of August 13, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to Laclede Gas' Current Report on Form 8-K filed August 13, 2013.

4.10*
Laclede Gas Board of Directors’ Resolution dated August 28, 1986 which generally provides that the Board may delegate its authority in the adoption of certain employee benefit plan amendments to certain designated Executive Officers; filed as Exhibit 4.12 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

4.11*
Laclede Gas' Board of Directors’ Resolutions dated March 27, 2003, updating authority delegated pursuant to August 28, 1986 Laclede Gas resolutions; filed as Exhibit 4.19(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

4.12*
Junior Subordinated Indenture, dated as of June 11, 2014, between the Company and U.S. Bank National Association, as trustee; filed as Exhibit 4.1 to The Laclede Group's Current Report on Form 8-K filed June 11, 2014.

4.13*
First Supplemental Indenture, dated as of June 11, 2014, between the Company and U.S. Bank National Association, as trustee (including Form of Series A 2.00% Remarketable Junior Subordinated Notes due 2022); filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 11, 2014.

4.14*
Purchase Contract and Pledge Agreement, dated as of June 11, 2014, between the Company and US Bank National Association, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (including Form of Remarketing Agreement, Form of Corporate Units and Form of Treasury Units); filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed June 11, 2014.

4.15*	Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 19, 2014.

Exhibit Number
4.16*
First Supplemental Indenture, dated as of August 19, 2014, between the Company and UMB Bank & Trust, N.A., as trustee (including Form of Floating Rate Senior Notes due 2017, Form of 2.55% Senior Notes due 2019 and Form of 4.70% Senior Notes due 2044); filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 10, 2014.

4.17*
Indenture dated as of November 1, 1993, between Alagasco and NationsBank of Georgia, National Association, Trustee, (“Alagasco 1993 Indenture”), which was filed as Exhibit 4(k) to Alagasco's Registration Statement on Form S-3 (Registration No. 33-70466).

4.18*
Officers’ Certificate, dated January 14, 2005, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.20 percent Notes due January 15, 2020, which was filed as Exhibit 4.4 to Alagasco's Current Report on Form 8-K filed January 14, 2005.

4.19*
Officers’ Certificate, dated November 17, 2005, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.368 percent Notes due December 1, 2015, which was filed as Exhibit 4.2 to Alagasco's Current Report on Form 8-K filed November 17, 2005.

4.20*
Officers’ Certificate, dated January 16, 2007, pursuant to Section 301 of the Alagasco 1993 Indenture setting forth the terms of the 5.90 percent Notes due January 15, 2037, which was filed as Exhibit 4.2 to Alagasco's Current Report on Form 8-K filed January 16, 2007.

10.01*
Lease between Laclede Gas, as Lessee, and First National Bank in St. Louis, Trustee, as Lessor; filed as Exhibit 10.23 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

10.02*
Automated Meter Reading Services Agreement, dated as of March 11, 2005, between Cellnet Technology, Inc. and Laclede Gas; filed as Exhibit 10.1 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005. Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.03*
Restated Laclede Gas Supplemental Retirement Benefit Plan, as amended and restated as of January 1, 2005; filed as Exhibit 10.06 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.04*
Laclede Gas Supplemental Retirement Benefit Plan II, effective as of January 1, 2005; filed as Exhibit 10.7 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.05*
Amendment and Restatement of Retirement Plan for Non-Employee Directors of Laclede Gas as of November 1, 2002; filed as Exhibit 10.08c to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

10.06*
Amendment to Terms of Retirement Plan for Non-Employee Directors of Laclede Gas as of October 1, 2004; filed as Exhibit 10.2 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.07*
Salient Features of Laclede Gas' Deferred Income Plan for Directors and Selected Executives, including amendments adopted by the Board of Directors on July 26, 1990; filed as Exhibit 10.12 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

10.08*
Amendment to Laclede Gas' Deferred Income Plan for Directors and Selected Executives, adopted by the Board of Directors on August 27, 1992; filed as Exhibit 10.12a to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.09*
Salient Features of Laclede Gas' Deferred Income Plan II for Directors and Selected Executives (as amended and restated effective as of January 1, 2005); filed as Exhibit 10.1 to Laclede Gas' Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.10*
Salient Features of the Company's Deferred Income Plan for Directors and Selected Executives (effective as of January 1, 2005); filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.11*
The Company's Deferred Income Plan for Directors and Selected Executives, as Amended and Restated as of January 1, 2015; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2014.

10.12*	Form of Indemnification Agreement between Laclede Gas and its Directors and Officers; filed as Exhibit 10.13 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
10.13*
The Company's Management Continuity Protection Plan, effective as of January 1, 2005; filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.

10.14*	Form of Management Continuity Protection Agreement; filed as Exhibit 10.05a to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.15*	The Company's 2011 Management Continuity Protection Plan; filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Exhibit Number
10.16*	Form of Agreement under the Company's 2011 Management Continuity Protection Plan; filed as Exhibit 10.25a to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
10.17*	Restricted Stock Plan for Non-Employee Directors as amended and effective January 29, 2009; filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed December 22, 2008.
10.18*	Amendment to Restricted Stock Plan for Non-Employee Directors; filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
10.19*	Form of Non-Qualified Stock Option Award Agreement with Mandatory Retirement Provisions; filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2004.
10.20*	Form of Non-Qualified Stock Option Award Agreement without Mandatory Retirement Provisions; filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 5, 2004.
10.21*	The Company's 2002 Equity Incentive Plan; filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
10.22*	The Company's 2006 Equity Incentive Plan, as amended effective February 1, 2012; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.23*	The Laclede Group 2015 Equity Incentive Plan; filed as the Appendix to the Company's Definitive Proxy Statement on Form DEF 14A filed December 19, 2014.
10.24*	The Company's Annual Incentive Plan; filed as Appendix 1 to the Company's Definitive Proxy Statement on Schedule 14A filed December 17, 2010.
10.25*	The Company's Form of Restricted Stock Award Agreement; filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.26*	The Company's Form of Performance Contingent Restricted Stock Award Agreement; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009.
10.27*	The Company's Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.
10.28*	The Company's Form of Performance Contingent Restricted Stock Unit Award Agreement; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012.
10.29*
Severance Benefits Agreement, dated September 1, 2011, between the Company and Suzanne Sitherwood; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.30*
First Amendment to the Severance Benefits Agreement, dated August 1, 2014, between the Company and Suzanne Sitherwood; filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

10.31*
Performance Contingent Restricted Stock Agreement, dated September 1, 2011, between the Company and Suzanne Sitherwood; filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.32*
Restricted Stock Unit Award Agreement, dated September 1, 2011, between the Company and Suzanne Sitherwood; filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

10.33*
Restricted Stock Unit Award Agreement, dated October 1, 2012, between the Company and Steve Lindsey; filed as Ex 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.34*
Performance Contingent Restricted Stock Unit Award Agreement, dated October 1, 2012, between the Company and Steve Lindsey; filed as Ex 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.35*
Severance Benefits Agreement, dated October 1, 2012, between the Company and Steve Lindsey; filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.36*
Note Purchase Agreement, dated August 3, 2012, by and among the Company and the Purchasers listed in Schedule A thereto; filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.37*
Laclede Gas Cash Balance Supplemental Retirement Benefit Plan, effective as of January 1, 2009; filed as Exhibit 10.30 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

10.38*
Amended and Restated Firm (Rate Schedule FT) Transportation Service Agreement between Laclede Energy Resources, Inc. and CenterPoint Energy Gas Transmission Company TSA #1006667; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

Exhibit Number
10.39*
Amended and Restated Storage Service Agreement For Rate Schedule FSS, Contract #3147, dated July 30, 2013, between CenterPoint Energy-Mississippi River Transmission Corporation and Laclede Gas; filed as Exhibit 10.1 to Laclede Gas' Current Report on Form 8-K filed August 2, 2013.

10.40*
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3310, dated July 30, 2013, between CenterPoint Energy-Mississippi River Transmission Corporation and Laclede Gas; filed as Exhibit 10.2 to Laclede Gas' Current Report on Form 8-K filed August 2, 2013.

10.41*
Amended and Restated Transportation Service Agreement for Rate Schedule FTS, Contract #3311, dated July 30, 2013, between CenterPoint Energy-Mississippi River Transmission Corporation and Laclede Gas; filed as Exhibit 10.3 to Laclede Gas' Current Report on Form 8-K filed August 2, 2013.

10.42*
Purchase and Sale Agreement for Missouri Gas Energy, dated as of December 14, 2012, by and among Southern Union Company, Plaza Missouri Acquisition, Inc. and the Company (solely for purposes of Section 13.19 of the Agreement); filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 17, 2012.

10.43*
Purchase and Sale Agreement for New England Gas Company, dated as of December 14, 2012, among Southern Union Company, Plaza Massachusetts Acquisition, Inc. and the Company; filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed December 17, 2012.

10.44*
Employee Agreement for Missouri Gas Energy, dated as of December 14, 2012, among Southern Union Company, Plaza Missouri Acquisition, Inc. and the Company; filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed December 17, 2012.

10.45*
Employee Agreement for New England Gas Company, dated as of December 14, 2012, among Southern Union Company, Plaza Missouri Acquisition, Inc. and the Company; filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed December 17, 2012.

10.46*
Stock Purchase Agreement, dated as of February 11, 2013, by and among the Company, Plaza Massachusetts Acquisition, Inc., and Algonquin Power & Utilities Corp.; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 12, 2013.

10.47*
Assignment and Assumption Agreement, dated as of January 11, 2013, by and between Plaza Missouri Acquisition, Inc. and Laclede Gas; filed as Exhibit 99.1 to Laclede Gas' Current Report on Form 8-K filed January 14, 2013.

10.48*	Consent to Assignment executed by Southern Union Company dated as of January 11, 2013; filed as Exhibit 99.2 to Laclede Gas' Current Report on Form 8-K filed January 14, 2013.
10.49*
Consent Agreement, dated as of February 11, 2013, by and among the Company, Plaza Massachusetts Acquisition, Inc. Southern Union Company and Algonquin Power & Utilities Corp.; filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed February 12, 2013.

10.50*
Loan agreement, dated September 3, 2013, among the Company and the several bank parties thereto, including Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association and JPMorgan Chase Bank, N.A. as Co-Syndication Agents; Bank of America, N.A., Fifth Third Bank and Morgan Stanley Bank, N.A., as Co-Documentation Agents; and Wells Fargo Securities LLC, U.S. Bank National Association and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners; and Commerce Bank, UMB Bank, N.A., and Stifel Bank & Trust as the other participating banks; filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

10.51*
First Amendment and Waiver to Loan Agreement, dated as of April 28, 2014, among the Company and the several banks parties thereto, including Wells Fargo Bank, National Association as Administrative Agent; filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

10.52*
First Extension Agreement, dated as of September 3, 2014, to Loan Agreement, dated September 3, 2013, as amended, by and among the Company and the several banks party thereto, including Wells Fargo Bank, National Association, as administrative agent; filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 4, 2014.

10.53*
Loan agreement, dated September 3, 2013, among Laclede Gas and the several bank parties thereto, including Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association and JPMorgan Chase Bank, N.A. as Co-Syndication Agents; Bank of America, N.A., Fifth Third Bank and Morgan Stanley Bank, N.A., as Co-Documentation Agents; and Wells Fargo Securities LLC, U.S. Bank National Association and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners; and Commerce Bank, UMB Bank, N.A., and Stifel Bank & Trust as the other participating banks; filed as Exhibit 10.12 to Laclede Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

10.54*
First Extension Agreement, dated as of September 3, 2014, to Loan Agreement, dated September 3, 2013, as amended, by and among Laclede Gas and the several banks party thereto, including Wells Fargo Bank, National Association, as administrative agent; filed as Exhibit 99.3 to Laclede Gas' Current Report on Form 8-K filed September 4, 2014.

Exhibit Number
10.55*
Lease Agreement, dated January 21, 2014, between the Company, as Tenant, and Market 700, LLC, as Landlord; filed as Exhibit 10.1 to Laclede Group, Inc.'s Current Report on Form 8-K filed January 27, 2014.

10.56*	Stock Purchase Agreement, dated as of April 5, 2014, between the Company and Energen Corporation; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 7, 2014.
10.57*
Commitment Letter, dated April 5, 2014, among the Company and Credit Suisse AG and Wells Fargo Bank, National Association, and their respective affiliates; filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed April 7, 2014.

10.58*
First Amendment to the Commitment Letter, dated June 16, 2014, among the Company and Credit Suisse AG and Wells Fargo Bank, National Association, and their respective affiliates; filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 17, 2014.

10.59*
2nd Amendment to Commitment Letter, dated August 19, 2014, among the Company and Credit Suisse AG and Wells Fargo Bank, National Association, and their respective affiliates; filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 21, 2014.

10.60*	The Company's Executive Severance Plan effective January 1, 2015; filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
10.61*
Master Note Purchase Agreement, dated as of June 5, 2015, among Alagasco and certain institutional purchasers; filed as Exhibit 10.1 to to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.

10.62*
Credit Agreement dated September 2, 2014, by and among Alagasco, Wells Fargo Bank, National Association., as Administrative Agent, Credit Suisse AG, Cayman Islands Branch and U.S. Bank National Association, as CO-Syndication Agents, Wells Fargo Securities LLC, Credit Suisse Securities (USA) LLC and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Managers, and the lenders party thereto which was filed as Exhibit 991. to Alagasco’s Current Report on Form 8-K filed September 4, 2014.

10.63*
Credit Agreement dated October 30, 2012, by and among Alagasco, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, Wells Fargo Bank, National Association and Regions Bank, and Co-Syndication Agents and L/C Issuers, Compass Bank and U.S. Bank National Association, as Co- Documentation Agents and L/C Issuers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC, Regions Capital Markets, a division of Regions Bank, Compass Bank and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Managers, and the lenders party thereto which was filed as Exhibit 10.2 to Alagasco’s Current Report on Form 8-K filed October 31, 2012.

10.64*
Note Purchase Agreement, dated December 22, 2011, among Alagasco and the Purchasers thereto (the AIG purchasers) with respect to $25 million 3.86 percent Senior Notes due December 22, 2021, which was filed as Exhibit 10.1 to Alagasco’s Current Report on Form 8-K filed December 22, 2011.

10.65*
Note Purchase Agreement, dated December 22, 2011, among Alagasco and the Purchasers thereto (the Prudential purchasers) with respect to $25 million 3.86 percent Senior Notes due December 22, 2021, which was filed as Exhibit 10.2 to Alagasco’s Current Report on Form 8-K filed December 22, 2011.

10.66*
Service Agreement Under Rate Schedule CSS (No. SSNG1), between Southern Natural Gas Company and Alagasco, dated as of September 1, 2005, which was filed as Exhibit 10(a) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.67*
Amended Exhibit A, effective January 15, 2014, to Service Agreement Under Rate Schedule CSS (No. SSNG1) between Southern Natural Gas Company and Alagasco dated September 1, 2005 which was filed as Exhibit 10(g) to Alagasco's Annual Report on Form 10-K for the year ended December 31, 2013.

10.68*
Firm Transportation Service Agreement Under Rate Schedule FT and/or FT-NN (No. FSNG1), between Southern Natural Gas Company and Alagasco dated as of September 1, 2005, which was filed as Exhibit 10(b) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.69*
Amended Exhibit A, effective October 1, 2013, to Firm Transportation Service Agreement (No. FSNG1) between Southern Natural Gas Company and Alagasco, which was filed as Exhibit 10(i) to Alagasco's Annual Report on Form 10-K for the year ended December 31, 2013.

10.70*
Amended Exhibit B, effective November 1, 2013, to Firm Transportation Service Agreement (No. FSNG1) between Southern Natural Gas Company and Alagasco, which was filed as Exhibit 10(j) to Alagasco's Annual Report on Form 10-K for the year ended December 31, 2013.

10.71*
Form of Service Agreement Under Rate Schedule IT (No. 790420), between Southern Natural Gas Company and Alagasco, which was filed as Exhibit 10(b) to Alagasco’s Annual Report on Form 10-K for the year ended September 30, 1993.

10.72*
Service Agreement between Transcontinental Gas Pipeline Corporation and Transco Energy Marketing Company as Agent for Alagasco, dated August 1, 1991 which was filed as Exhibit 3(e) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit Number
10.73*
Amendment to Service Agreement between Transcontinental Gas Pipeline Corporation and Alagasco, dated December 2, 2005, which was filed as Exhibit 10(e) to Alagasco’s Annual Report on Form 10-K for the year ended December 31, 2005.

12.1	Ratio of Earnings to Fixed Charges of the Company.
12.2	Ratio of Earnings to Fixed Charges of Laclede Gas.
21	Subsidiaries of the Company and Laclede Gas.
23.1	Consent of Independent Registered Public Accounting Firm of the Company.
23.2	Consent of Independent Registered Public Accounting Firm of Laclede Gas.
31.1	Certifications under Rule 13a-14(a) of the CEO and CFO of the Company.
31.2	Certifications under Rule 13a-14(a) of the CEO and CFO of Laclede Gas.
31.3	Certifications under Rule 13a-14(a) of the CEO and CFO of Alagasco.
32.1	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of the Company.
32.2	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Laclede Gas.
32.3	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Alagasco.
101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Attached as Exhibit 101 to this Annual Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Consolidated Statements of Income and Statements of Income for the years ended September 30, 2015, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income and Statements of Comprehensive Income for the years ended September 30, 2015, 2014, and 2013; (iv) Consolidated Statements of Common Shareholders' Equity and Statements of Common Shareholder's Equity for the years ended September 30, 2015, 2014, and 2013; (v) Consolidated Statements of Cash Flows and Statements of Cash Flows for the years ended September 30, 2015, 2014, and 2013; (vi) Consolidated Balance Sheets and Balance Sheets at September 30, 2015 and 2014; (vii) Consolidated Statements of Capitalization and Statements of Capitalization at September 30, 2015 and 2014; and (viii) Notes to Financial Statements. For Alagasco, the Statements of Income, Comprehensive Income, Common Shareholder's Equity, and Cash Flows are for the year ended September 30, 2015, the nine months ended September 30, 2014, and the year ended December 31, 2013. We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

* Incorporated herein by reference and made a part hereof. The Company File No. 1-16681. Laclede Gas File No. 1-1822. Alagasco file No. 2-38960.

Bold items reflect management, contract or compensatory plan or arrangement.